Form 10QSB
period 1996-03-31
NATURAL HEALTH TRENDS CORP
filed 1996-05-15
CIK 912061

                           FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                 Commission file number   0-25238

                  NATURAL HEALTH TRENDS CORP.

(Exact name of Small Business Issuer as specified in its charter)


                 Florida                                  59-2705336
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

                         2001 West Sample Road, Suite 318
                            Pompano Beach, FL  33064

                     (Address of Principal Executive Offices)

                                 (305) 969-9771

                            (Issuer's telephone number)


     Check whether the issuer:   (1) filed all reports required to be
filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                      No ____

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 1996 was 11,085,108 shares.

                   NATURAL HEALTH TRENDS CORP.


                              INDEX




                                                              Page
                                                             Number


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 1996 (unaudited)      1

Consolidated Statements of Operations (unaudited) for the
Three months ended March 31, 1996 and 1995                       2

Consolidated Statements of Cash Flows (unaudited) for the
Three months ended March 31, 1996 and 1995                       3

Notes to the financial statements                               4-5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                             6-7

PART II - OTHER INFORMATION                                     8-9

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE                                                        10

                        NATURAL HEALTH TRENDS CORP.

                        CONSOLIDATED BALANCE SHEET

                              MARCH 31, 1996

                                (UNAUDITED)

                              ASSETS

CURRENT ASSETS:
  Cash                                              $    374,538
  Marketable securities                                  250,000
  Accounts receivable                                    849,492
  Inventories                                            124,030
  Due from officers                                      134,608
  Due from affiliate                                      22,524
  Prepaid expenses and other current assets              210,533
                                                    ------------
    TOTAL CURRENT ASSETS                               1,965,725

PROPERTY, PLANT AND EQUIPMENT                          3,020,997
GOODWILL                                               1,536,236
DEPOSITS AND OTHER ASSETS                                 91,249
                                                    ------------
                                                    $  6,614,207
                                                    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $    247,899
  Accrued expenses                                        70,479
  Revolving credit line                                  170,000
  Current portion of long term debt                       44,005
  Deferred revenue                                       529,069
  Other current liabilities                               61,075
                                                    ------------
    TOTAL CURRENT LIABILITIES                          1,122,527
                                                    ------------
LONG-TERM DEBT                                         1,936,987

DUE TO BANK                                               11,303

COMMON STOCK SUBJECT TO PUT                              380,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,500,000
    shares authorized; no shares issued and
    outstanding                                             -
  Common stock, $.001 par value; 20,000,000
    shares authorized; 11,085,108 shares issued
    and outstanding at March 31, 1996                     11,085
  Additional paid-in capital                           5,347,034
  Retained earnings (accumulated deficit)             (1,814,729)
  Common stock subject to put                           (380,000)
                                                    ------------
    TOTAL STOCKHOLDERS' EQUITY                         3,163,390
                                                    ------------
                                                    $  6,614,207
                                                    ============


                See notes to consolidated financial statements.

                        NATURAL HEALTH TRENDS CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (UNAUDITED)

                                             Three months ended
                                                  March 31,
                                             -------------------
                                               1996       1995
                                             --------  ---------


REVENUES                                   $1,537,632 $  776,879

COST OF SALES                                 910,556    370,129
                                           ----------  ---------
GROSS PROFIT                                  627,076    406,750

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     719,945    333,603
                                           ----------  ---------
OPERATING INCOME (LOSS)                       (92,869)    73,147

OTHER INCOME (EXPENSE):
  Interest (net)                              (47,955)   (49,414)
                                           ----------  ---------
    TOTAL OTHER INCOME (EXPENSE)              (47,955)   (49,414)
                                           ----------  ---------
INCOME (LOSS) BEFORE INCOME TAXES            (140,824)    23,733

PROVISION FOR INCOME TAXES                       -         5,000
                                           ----------  ---------
NET INCOME (LOSS)                          $ (140,824)$   18,733
                                           ==========  =========
EARNINGS (LOSS) PER COMMON SHARE           $    (0.01)$     0.00
                                           ==========  =========
WEIGHTED AVERAGE COMMON SHARES USED        10,965,775  7,952,802
                                           ==========  =========





See notes to consolidated financial statements.

                        NATURAL HEALTH TRENDS CORP.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                  Three months ended
                                                       March 31,
                                                  -------------------
                                                      1996     1995
                                                  ---------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (140,824) $   18,733
                                                ----------  ----------
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization                   53,346      37,140

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable    (143,518)    (61,446)
    (Increase) decrease in inventories                 857        -
    (Increase) decrease in prepaid expenses          9,429     (11,415)
    (Increase) decrease in deferred registration
      costs                                           -        (80,779)
    (Increase) decrease in deposits and other
      assets                                        (8,114)   (129,757)
    Increase (decrease) in accounts payable         28,674     (16,729)
    Increase (decrease) in accrued expenses          9,501       8,004
    Increase (decrease) in deferred revenue         43,825     (18,236)
    Increase (decrease) in deferred taxes             -          5,000
    Increase (decrease) in other current
      liabilities                                     -           -
                                                ----------  ----------
      TOTAL ADJUSTMENTS                             (6,000)   (268,218)
                                                ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                      (146,824)   (249,485)
                                                ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (266,808)     (6,641)
  Acquisition expenses                             (20,000)       -
  Purchase of marketable securities               (250,000)       -
                                                ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES             (536,808)     (6,641)
                                                ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due from officer                        -         (6,800)
  Increase (desrease) in due to bank               (16,000)    (31,269)
  Proceeds from notes payable and long-term debt   170,000     350,000
  Payments of notes payable and long-term debt     (10,448)    (32,000)
                                                ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          143,552     279,931
                                                ----------  ----------
NET INCREASE (DECREASE) IN CASH                   (540,080)     23,805

CASH, BEGINNING OF PERIOD                          914,618       1,763
                                                ----------  ----------
CASH, END OF PERIOD                             $  374,538  $   25,568
                                                ==========  ==========


                See notes to consolidated financial statements.

                    NATURAL HEALTH TRENDS CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS ENDED MARCH 31, 1996

                           (UNAUDITED)



1.   BASIS OF PRESENTATION

          The accompanying financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

2.   EARNINGS (LOSS) PER SHARE

          Per share information is computed based on the weighted average number of shares outstanding during the period.

3.   REVOLVING CREDIT LINE

          The Company entered into a revolving credit line with Merrill Lynch as of October 4, 1995 in the amount of $300,000. This revolving credit line was activated by the Company on February 29, 1996. The revolving credit line expires on October 31, 1996, at which time the Company is required to pay back any and all amounts borrowed under the revolving credit line. Interest accrues at the rate of prime plus 1%. As of March 31, 1996, the Company borrowed $170,000 under this revolving credit line. A $250,000 investment that the Company has with Merrill Lynch is restricted as security for any loans under this revolving credit line.

4.   ACQUISITION

          On January 22, 1996, the Company acquired all of the assets of Sam Lilly, Inc. in exchange for 380,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. The net assets acquired totaled approximately $9,000. As a result of this acquisition, the Company recorded goodwill of $1,380,000.

          The following table presents certain unaudited pro forma financial information as if the acquisition occurred as of January 1, 1995:




                                                Three months ended March 31,
                                                ----------------------------
                                                      1996         1995
                                                --------------  ------------
Revenues                                           $1,667,235    $1,070,934
                                                   ==========    ==========
Net Loss                                           $ (146,574)   $   (1,483)
                                                   ==========    ==========
Net Loss Per Share                                 $    (0.01)   $      -
                                                   ==========    ==========

5.   LETTER OF INTENT

          In May 1996, the Company entered into a letter of intent to acquire an alternative health care clinic. The proposed purchase price is $550,000, payable in common stock of the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements and notes contained in Item 1 hereof.

           THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenues:

Total revenues were $1,537,632 for the three months ended March 31, 1996 compared to $776,879 for the three months ended March 31, 1995. This represents an increase of $760,753 or 98%.

The increase is primarily attributable to $432,000 in fee revenue provided by an alternative health care clinic acquired by the Company in January 1996, $77,000 in rental income which did not commence until the building was acquired in May 1995 and $165,000 from the Company's Oviedo school which was acquired in November 1995. Additionally, tuition revenues from the previously existing Broward and Dade schools increased by $60,000, due primarily to increased enrollment.

Cost of Sales:

Cost of sales for the three months ended March 31, 1996 were $910,556 compared to $370,129 for the comparable period of the prior year. Gross profit as a percentage of revenues was 41% for the three months ended March 31, 1996, compared to 52% for the three months ended March 31, 1995. Management believes that the decrease in gross profit as a percentage of revenues in 1996 was attributable to there being a different mix of services offered by the Company, specifically the medical clinic, with its attendant higher costs for medical salaries and medical products, and to the inclusion of costs attributable to the Corporate Massage service, which is still in a start-up stage and has provided minimal revenues to date.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $719,945 for the three months ended March 31, 1996. This represents an increase of $386,342 from the three months ended March 31, 1995. The increase is primarily attributable to the higher level of operations. These costs as a percentage of revenues were 47% in the 1996 period as compared to 43% in the 1995 period. The increase as a percentage of revenue is attributable to general and administrative expenses connected with the corporate massage business, which provided minimal revenues, increased salaries and increased levels of advertising.

Interest Expense:

These costs for the three months ended March 31, 1996 were $47,955 compared to $49,414 for the three months ended March 31, 1995.

Net Loss:

For the three months ended March 31, 1996, the net loss was $140,824 compared to a net income of $18,733 for the three months ended March 31, 1995. This increase in net loss is attributable to the impact of the individual elements discussed above.


                Liquidity and Capital Resources

At March 31, 1996 the ratio of current assets to current liabilities was
1.75 to 1.0.  Working capital was approximately $843,000.

Cash used in operations in the period ended March 31, 1996 was approximately $147,000, attributable primarily to the net loss of $141,000.

Capital expenditures, primarily related to construction for preparation for use of the Pompano Building, used approximately $268,000 of cash. An additional $250,000 was put in a Merrill Lynch investment account, which secures a revolving credit agreement. A total of $170,000 was borrowed under this revolving credit agreement during the period.

The Company anticipates that during the second or third quarter the Company will call for redemption 2,000,000 redeemable Class A common stock purchase warrants and 2,000,000 redeemable Class B common stock purchase warrants. In the event that all of such warrants are exercised, the Company believes that it would realize net proceeds of approximately $16,000,000. However, there can be no assurance that the warrants will be redeemed or exercised.

The Company anticipates that its net cash flow together with available lines of credit will be sufficient to finance the Company's operations during the next twelve months.

                        PART II.  OTHER INFORMATION


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Please see Exhibit Index on page 8.

     (b)  Reports on Form 8-K

          On February 6, 1996, the Company filed a report on Form 8-K to report that the Company and Health Wellness Nationwide, Inc., the Company's wholly owned subsidiary, entered into an agreement and plan or reorganization to acquire substantially all of the assets of Sam Lilly, Inc.

          On April 4, 1996, the Company filed Form 8-K/A which included the audited financial statements of Sam Lilly, Inc. for the years ended October 31, 1995 and 1994.



Exhibit Index


Number          Description of Exhibit


1.1 Form of Underwriting Agreement between the Company and the Maidstone Financial, Inc. (the "Underwriter").*


3.1             Amended and Restated Certificate of Incorporation of the
                Company.*


3.2             Amended and Restated By-Laws of the Company.*


4.1             Specimen Certificate of the Company's Common Stock.*


4.2             Form of Class A Warrant.*


4.3             Form of Class B Warrant.*


4.4             Form of Warrant Agreement between the Company and
                Continental Stock Transfer & Trust  Company.*


4.5             Form of Underwriter's Warrants.*


4.6             1994 Stock Option Plan.*

Number          Description of Exhibit

10.1            Form of Employment Agreement between the Company and
                Neal R. Heller.*


10.2            Form of Employment Agreement between the Company and
                Elizabeth S. Heller.*


10.3 Lease, dated April 29, 1993, between Florida Institute of Massage Therapy, Inc., as tenant, and MICC Venture, as landlord, as amended.*


10.4 Lease, dated April 10, 1991, between Florida Institute of Massage Therapy, Inc., as tenant, and Superior
                Investment & Development Corporation, as agent, for SIDCOR 50/50 Associates.*


10.5            Department of Education, Office of Postsecondary
                Education, Office of Student Financial Assistance
                Program Participation Agreement, dated March 28, 1994, between the Company and the USDOE.*


10.6 Purchase and Sale Agreement between Merrick Venture Capital, Inc., as seller, and the Company, as buyer.*


10.7 First Mortgage Loan Documents between the Company and TransFlorida Bank in connection with the purchase of the Pompano Property.


10.8            Equity Credit Plan and Note, dated March   , 1994, among
                the Company, F.I.M.T.E., Neal R. Heller, Elizabeth S. Heller and American Bank of Hollywood.*


10.9 Form of Financial Consulting Agreement between the Company and the Underwriter.*


10.10 Second Mortgage Loan Documents between the Company and Merrick Venture Capital, Inc.*


10.11 Agreement dated June 7, 1995 between Natural Health Trends Corp. and Justin Real Estate Corp..*


10.12 Property Management Agreement dated June 7, 1995 between Natural Health Trends Corp. and Justin Real Estate Corp.*


21.1            List of Subsidiaries.*


- - ---------------
*  Previously filed with Registration Statement No. 33-91184.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1996

                             NATURAL HEALTH TRENDS CORP.



                             By: \s\ Neal R. Heller
                                 Neal R. Heller, Chairman of the Board,
                                 President, Chief Financial and Accounting
                                 Officer and Chief Executive Officer