Form 10QSB
period 1996-06-30
NATURAL HEALTH TRENDS CORP
filed 1996-08-14
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996

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

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 13, 1996 was 11,295,108 shares.

                           NATURAL HEALTH TRENDS CORP.


                                      INDEX


                                                                                                           Page
                                                                                                           Number

PART I - FINANCIAL INFORMATION

        ITEM 1.           FINANCIAL STATEMENTS
                          Consolidated Balance Sheet as of June 30, 1996 (unaudited)                       1

                          Consolidated Statements of Operations (unaudited) for the
                          Three and six months ended June 30, 1996 and 1995                                2

                          Consolidated Statements of Cash Flows (unaudited) for the
                          Six months ended June 30, 1996 and 1995                                          3

                          Notes to the financial statements                                                4-5
         ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS                                                                       6-9

PART II - OTHER INFORMATION                                                                                10-11
        ITEM 5.           OTHER INFORMATION
        ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE                                                                                                  12

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1996

                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                                      $            302,392
     Marketable securities                                                                  252,584
     Accounts receivable                                                                  1,044,473
     Inventories                                                                            217,663
     Due from related parties                                                               148,566
     Due from affiliate                                                                           -
     Prepaid expenses and other current assets                                              247,737
                                                                                -------------------
         TOTAL CURRENT ASSETS                                                             2,213,415

PROPERTY, PLANT AND EQUIPMENT                                                             3,174,009
DUE FROM OFFICERS                                                                            22,524
GOODWILL                                                                                  1,516,793
DEPOSITS AND OTHER ASSETS                                                                    89,781
                                                                                -------------------

                                                                               $          7,016,522
                                                                                ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                          $            464,633
     Accrued expenses                                                                       142,532
     Revolving credit lines                                                                 401,732
     Current portion of long term debt                                                       46,974
     Deferred revenue                                                                       562,211
     Other current liabilities                                                               73,033

                                                                                -------------------
         TOTAL CURRENT LIABILITIES                                                        1,691,115
                                                                                -------------------

LONG-TERM DEBT                                                                            1,923,194

DUE TO BANK                                                                                  41,646

COMMON STOCK SUBJECT TO PUT                                                                 380,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,500,000 shares authorized; no shares
         issued and outstanding                                                                   -
     Common stock, $.001 par value; 20,000,000 shares authorized;
         11,189,108 shares issued and outstanding at June 30, 1996                           11,189
     Additional paid-in capital                                                           5,481,930
     Retained earnings (accumulated deficit)                                             (2,132,552)
     Common stock subject to put                                                           (380,000)

                                                                                -------------------
         TOTAL STOCKHOLDERS' EQUITY                                                       2,980,567
                                                                                -------------------

                                                                                          7,016,522
                                                                                ===================



                 See notes to consolidated financial statements.
                                        1

                          NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three months ended                   Six months ended
                                                          June 30,                            June 30,
                                             -------------------------------------------------------------------------
                                                   1996               1995               1996               1995
                                             ---------------    ----------------   ----------------   ----------------


REVENUES                                    $      1,889,193   $         926,327  $       3,670,430  $       1,903,970

COST OF SALES                                      1,079,190             508,200          2,090,870            974,170
                                             ---------------    ----------------   ----------------   ----------------

GROSS PROFIT                                         810,003             418,127          1,579,560            929,800

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       1,009,164             525,096          1,819,120            938,542

NON-CASH IMPUTED COMPENSATION EXPENSE                      -             559,000                  -            559,000
                                             ---------------    ----------------   ----------------   ----------------

OPERATING INCOME (LOSS)                            (199,162)           (665,969)          (239,560)          (567,742)

OTHER INCOME (EXPENSE):
     Interest (net)                                 (57,671)            (40,557)          (105,626)           (56,520)
     Write-off of deferred financing costs         (314,523)                 -           (347,974)
                                             ---------------    ----------------   ----------------   ----------------
         TOTAL OTHER INCOME (EXPENSE)               (57,671)           (355,080)          (105,626)          (404,494)
                                             ---------------    ----------------   ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                  (256,833)         (1,021,049)          (345,186)          (972,236)
PROVISION FOR INCOME TAXES                                 -                   -                  -              5,000
                                             ---------------    ----------------   ----------------   ----------------

NET INCOME (LOSS)                          $       (256,833)  $      (1,021,049) $        (345,186)  $        (977,236)
                                             ===============    ================   ================   ================

EARNINGS (LOSS) PER COMMON SHARE           $          (0.02)  $           (0.12) $            (0.03) $           (0.12)
                                             ===============    ================   ================   ================

WEIGHTED AVERAGE COMMON SHARES USED               11,189,108           8,645,058         11,132,441          8,442,236
                                             ===============    ================   ================   ================




















                 See notes to consolidated financial statements.

                          NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                  Six months ended
                                                                                                       June 30,
                                                                                         -----------------------------------
                                                                                              1996                1995
                                                                                         ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $        (345,186)  $       (977,236)
                                                                                         ----------------    ---------------
     Adjustments  to  reconcile  net loss to net  cash  provided  by  (used  in)
         operating activities:
         Depreciation and amortization                                                           112,842             26,503
         Non-cash imputed compensation expense                                                         -            559,000
         Write-off of imputed deferred financing costs                                                 -            227,293

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                             (270,429)          (171,455)
         (Increase) decrease in inventories                                                      (92,776)                 -
         (Increase) decrease in prepaid expenses                                                  (5,027)            (9,999)
         (Increase) decrease in deferred registration costs                                            -            165,421
         (Increase) decrease in deposits and other assets                                         (6,352)          (158,306)
         Increase (decrease) in accounts payable                                                 245,408             55,725
         Increase (decrease) in accrued expenses                                                  81,554             54,274
         Increase (decrease) in deferred revenue                                                  76,967             37,274
         Increase (decrease) in deferred taxes                                                         -              5,000
         Increase (decrease) in other current liabilities                                         11,713             39,655
                                                                                         ----------------    ---------------
            TOTAL ADJUSTMENTS                                                                    153,900            830,385
                                                                                         ----------------    ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                             (191,286)          (146,851)
                                                                                         ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                       (399,406)        (2,516,536)
     Acquisition expenses                                                                        (20,000)                 -
     Purchase of marketable securities                                                          (252,584)                 -
                                                                                         ----------------    ---------------

NET CASH USED IN INVESTING ACTIVITIES                                                           (671,990)        (2,516,536)
                                                                                         ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in due to related parties                                                          (13,958)            (6,800)
     Proceeds from mortgage payable                                                                    -          1,875,000
     Increase (desrease) in due to bank                                                           14,343
     Proceeds from notes payable and long-term debt                                              551,732            510,522
     Payments of notes payable and long-term debt                                               (197,092)                 -
     Payment of dividends                                                                       (184,173)                 -
     Issuance of common stock                                                                          -          2,752,090
                                                                                         ----------------    ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        170,852          5,130,812
                                                                                         ----------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                                 (692,424)         2,467,425

CASH, BEGINNING OF PERIOD                                                                        994,816              1,763
                                                                                         ----------------    ---------------

CASH, END OF PERIOD                                                                    $         302,392   $      2,469,188
                                                                                         ================    ===============

                 See notes to consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JUNE 30, 1996

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

3.       REVOLVING CREDIT LINES

          A. The Company entered into a revolving credit line with Merrill Lynch as of October 4, 1995 in the amount of $300,000. This revolving credit line was activated by the Company on February 29, 1996. The revolving credit line expires on October 31, 1996, at which time the Company is required to pay back any and all amounts borrowed under the revolving credit line. Interest accrues at the rate of prime plus 1%. As of June 30, 1996, the Company had approximately $152,000 outstanding under this revolving credit line. A $250,000 investment that the Company has with Merrill Lynch is restricted as security for any loans under this revolving credit line.

          B. In April 1996, the Company entered into a revolving credit agreement with Capital Bank. The agreement provides for advances up to $350,000, carries interest at 7% and matures in April 1997. A total of $250,000 is outstanding under this agreement at June 30, 1996.

4.       ACQUISITIONS

     A. On January 22, 1996, the Company acquired all of the assets of Sam Lilly, Inc., an alternative health care clinic, in exchange for 380,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. The net assets acquired totaled approximately $9,000. As a result of this acquisition, the Company recorded goodwill of $1,380,000.
     B. On June 26, 1996, the Company acquired all of the stock of Medical Science Consultants, Inc., Diagnostic Services, Inc., Managent Inc. and KBM Consultants doing business as the Institute of Natural Medicine, Inc., an alternative health care clinic, in a business combination accounted for as a pooling of interests. The Company acquired 100% of this company in exchange for 110,000 shares of its common stock. The accompanying financial statements have been restated to reflect the combined companies for all periods presented.

          The following table presents a breakdown of amounts included in the accompanying statement of operations attributable to each company:

                                                Three months ended                               Six months ended
                                                     June 30,                                        June 30,
                                    -----------------------------------------      ------------------------------------------
                                           1996                    1995                   1996                     1995
                                    ------------------      ------------------      -----------------       ------------------

REVENUES:
Natural Health Trends Corp.         $        1,645,587      $          725,563      $       3,183,219       $        1,502,442
Institute of Natural Medicine                  243,606                 200,764                487,211                  401,528
                                    ------------------      ------------------      -----------------       ------------------
           Total                    $        1,889,193      $          926,327      $       3,670,430       $        1,903,970
                                    ==================      ==================      =================       ==================
NET INCOME (LOSS):
Natural Health Trends Corp.         $         (309,162)     $       (1,046,129)     $        (450,127)      $       (1,027,396)
Institute of Natural Medicine                   52,471                  25,080                104,941                   50,160
                                    ------------------      ------------------      -----------------       ------------------
          Total                     $         (256,833)     $       (1,021,049)     $        (345,186)      $         (972,236)
                                    ==================      ==================      =================       ==================

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION
                            AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and notes contained in Item 1 hereof.

     On June 26, 1996, the Company acquired the Institute of Natural Medicine, Inc. in a business combination accounted for as a pooling of interest. Accordingly, previous financial statements have been restated and the following discussions include the accounts of the Institute of Natural Medicine, Inc., for all periods.
                    THREE MONTHS ENDED JUNE 30,1996 AND 1995

Revenues:

     Total revenues were $1,889,193 for the three months ended June 30,1996 compared to $926,327 for the three months ended June 30, 1995. This represents an increase of $962,866 or 104%.
     Management believes that the increase is primarily attributable to $417,698 in fee revenue provided by the alternative health care clinic acquired by the Company in January 1996, a $42,842 increase from the Institute of Natural Medicine Inc., $159,208 from the Company's Oviedo school which was acquired in November 1995, $251,626 in tuition revenue from the previously existing Lauderhill and Miami schools due to increased enrollment and increased tuition rates, and $29,060 in rental income which did not commence until property in Pompano Beach, Florida ( the "Pompano Property") was acquired in May 1995.
Revenues from the Company's on campus bookstores were $96,657 for the three months ended June 30, 1996 as compared to $55,622 for the comparable period in 1995.

Cost of sales:

     Cost of sales for the three months ended June 30,1996 were $1,079,190 compared to $462,920 for the comparable period last year. Gross profit as a percentage of revenues was 43% compared with 45% for the three months ended June 30,1995. Management believes that the decrease in gross profit percentage is related to the change in mix of services provided by the Company, specifically the alternative health care clinics which have higher costs for salaries and products. Additionally, the cost attributable to the Corporate massage service which is in the start-up stage contributed to this decrease as there was minimal revenues from this segment of the business.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses were $1,039,164 for the three months ended June 30,1996. This represents an increase of $548,904 over the three months ended June 30,1995.

     Management believes that the increase is primarily due to the new operations of the alternative health care clinics as well as the Company's Oviedo school. As a percentage of revenues, these cost were 55% as compared to 58% in the 1995 period.

Non-cash Imputed Compensation Expense

     During the six months ended June 30,1995, the Company expensed $559,000 relating to the issuance of 215,000 shares of the Company's common stock to certain officers and individuals within twelve months of the Company's initial public offering of its securities ( the "Initial Public Offering"). Such amount represents the assumed fair market value of the shares of common stock issued to these individuals.

     This non cash expense in the second quarter of 1995 was accompanied by a corresponding increase in the additional paid-in capital account and resulted in no change to stockholder's equity.

Writeoff of Deferred Finance Costs

     The writeoff of deferred finance costs during the six months ended June 30, 1995 in the amount of $347,974 represents the remaining deferred finance costs relating to bridge financing in the amount of $350,000 during the first quarter of 1995(the "Bridge Financing") and a non cash imputed common stock valuation charge relating to other lenders.

     Of such amount, $183,974 represents amortization of the remaining deferred financing costs in connection with the Bridge Financing. Since the Bridge Financing was repaid in full in the second quarter from the net proceeds of the Initial Public Offering, these deferred financing costs were expensed accordingly.

     The remaining amount of $164,000 represents the assumed fair market value for 66,923 shares of the Company's common stock issued to certain other lenders. The $164,000 is a non cash expense and resulted in a corresponding increase in the additional paid-in capital account. The total stockholders' equity amount was not affected by the recording of this $164,000 non cash expense.

Interest Expense

     Interest expense the three months ended June 30, 1996 was $57,671 as compared to $40,557 for the comparable period of 1995. The increase is primarily due to the interest on the mortgages of the Pompano Property which was acquired in May 1995.

Net Loss

     For the three months ended June 30, 1996, the net loss was $256,833 compared to a net loss of $1,021,049 for the three months ended June 30, 1995. The decrease in the loss is attributable to the impact of the individual elements discussed above.

                     SIX MONTHS ENDED JUNE 30,1996 AND 1995

Revenues:

     Total revenues were $3,670,430 for the six months ended June 30,1996 compared to $1,903,970 for the six months ended June 30, 1995. This represents an increase of $1,766,460 or 93%.

     Management believes that the increase is primarily attributable to $843,606 in fee revenue provided by the alternative health care clinic acquired by the company in January 1996, an $85,683 increase from the Institute of Natural Medicine Inc., $308,371 from the Company's Oviedo school which was acquired in November 1995, $284,904 in tuition revenue from the previously existing Lauderhill and Miami schools due to increased enrollment and increased tuition rates, and $106,282 in rental income which did not commence until the Pampano Property was acquired in May 1995. Revenues from the Company's on campus bookstores were $178,519 for the six months ended June 30, 1996 as compared to $55,622 for the 1995 comparable period.

Cost of sales:

     Cost of sales for the six months ended June 30,1996 were $2,090,870 compared to $974,170 for the comparable period last year. Gross profit as a percentage of revenues was 43% for the six months ended June 30, 1996 compared with 49% for the six months ended June 30,1995. Management believes the decrease in gross profit as a percentage of revenues in 1996 is attributable to there being a change in the mix of services offered by the Company, specifically the alternative health care clinics, which have higher costs for salaries and products, in addition to the inclusion of costs attributable to the Company's Corporate Massage service, which is still in a start-up stage, contributed to such decrease and has provided minimal revenues to date.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses were $1,819,120 for the six months ended June 30,1996. This represents an increase of $880,578 over the six months ended June 30,1995. The increase is primarily due to new operations of the alternative health care clinics as well as the Company's Oviedo school. As a percentage of revenues, these cost were 50% as compared to 49% in the 1995 period.

 Non-cash Imputed Compensation Expense

     During the six months ended June 30,1995, the company expensed $559,000 as described above in the discussion on the three months ended June 30, 1996 and 1995.


Interest Expense

     Interest expense for the six months ended June 30, 1996 was $105,626 as compared to $56,520 for the comparable period of 1995.The increase is primarily due to interest on the mortgages on the Pompano Property which was acquired in May 1995.

Net Loss

     For the six months ended June 30, 1996, the net loss was $345,186 compared to a net loss of $972,236 for the six months ended June 30, 1995. The decrease in the loss is attributable to the impact of the individual elements discussed above.
                         Liquidity and Capital Resources

     The Company has funded its working capital and capital expenditures requirements from cash provided through borrowings from individuals and institutions and from the sale of the Company's securities in a private placement and the Initial Public Offering. The Company's primary source of cash receipts is from payment for tuition, fees and books revenue from the operation of the alternative health care clinics.The payments related to fees, tuition and books were funded primarily from student and parent educational loans and financial aid under various Federal and state assistance programs and, to a significantly lesser extent, from student and parent resources.

     At June 30,1996 the ratio of current assets to current liabilities was 1.31 to 1.0, and working capital was approximately $522,000.

     Cash used in operations for the period ended June 30,1996 was approximately $191,286, attributable primarily to the net loss of $256,833.

     Capital expenditures, primarily related to construction for the preparation for use of the Pompano Property, used approximately $399,000 of cash.

     The Company anticipates that its net cash flow together with available lines of credit will be sufficient to finance the Company's operations during the next twelve months.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - NONE
Item 2.           CHANGES IN SECURITIES - NONE
Item 3.           DEFAULTS UPON SENIOR SECURITIES - NONE
Item 4.           SUBMISSION OF MATTERS TO A VOTE OFSECURITIES HOLDERS - NONE
Item 5.           OTHER INFORMATION
                  a)REVOLVING CREDIT LINES
    A. The Company entered into a revolving credit line with Merrill Lynch as of October 4, 1995 in the amount of $300,000. This revolving credit line was activated by the Company on February 29, 1996. The revolving credit line expires on October 31, 1996, at which time the Company is required to pay back any and all amounts borrowed under the revolving credit line. Interest accrues at the rate of prime plus 1%. As of June 30, 1996, the Company had approximately $152,000 outstanding under this revolving credit line. A $250,000 investment that the Company has with Merrill Lynch is restricted as security for any loans under this revolving credit line.
     B. In April 1996, the Company entered into a revolving credit agreement with Capital Bank. The agreement provides for advances up to $350,000, carries interest at 7% and matures in April 1997. A total of $250,000 is outstanding under this agreement at June 30, 1996.
                  b)ACQUISITION
    On June 26, 1996, the Company acquired all of the stock of Medical Science Consultants, Inc., Diagnostic Services, Inc., Managent Inc. and KBM Consultants doing business as the Institute of Natural Medicine, Inc., an alternative health care clinic, in a business combination accounted for as a pooling of interests. The Company acquired 100% of this company in exchange for 110,000 shares of its common stock. The accompanying financial statements have been restated to reflect the combined companies for all periods presented.

Item 6.           EXHIBITS AND REPORTS ON FORM 8 - K
                  a)EXHIBIT INDEX
                  b)REPORTS ON FORM 8 - K - NONE

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                        NATURAL HEALTH TRENDS CORP.



                                        by: Neal Heller
                                        President and Chief Executive Officer

Date: August 14, 1996

                    NATURAL HEALTH TRENDS CORP. EXHIBIT INDEX


Number Dresciption of Exhibit

1.1   Form of Underwriting Agreement between the Company and
      Maidstone Financial Inc. (the "Underwriter").*

3.1   Amended and Restated Certificate of Incorporation of the Company.*

3.2   Amended and Restated By-Laws of the Company.*

4.1   Specimen Certificate of the Company's Common Stock.*

4.2   Form of Class A Warrant.*

4.3   Form of Class B Warrant.*

4.4   Form of Warrant Agreement between the Company and Continental Stock
      Transfer & Trust  Company.*

4.5   Form of Underwriter's Warrants.*

4.6   Form of Class A Warrants issued in the 1995 Bridge Financing.*

4.7   Form of Class B Warrants issued in the 1995 Bridge Financing.*

4.8   Form of Bridge Notes issued in the 1995 Bridge Financing.*

4.9   1994 Stock Option Plan.*

10.1  Form of Employment Agreement between the Company and  Neal R. Heller.*

10.2  Form of Employment Agreement between the Company and Elizabeth S. Heller.*

10.3  Letter Agreement, dated December 27, 1993, between the Company and

      Richard Schuman.*

10.4  Lease, dated April 29, 1993, between Florida Institute of Massage Therapy,
      Inc., as tenant, and MICC Venture, as landlord, as amended.*

10.5  Lease, dated April 10, 1991, between Florida Institute of Massage Therapy,
      Inc., as tenant, and Superior Investment & Development Corporation, as agent, for SIDCOR 50/50 Associates.*

10.6  Department  of Education,  Office of  Postsecondary  Education,  Office of
      Student Financial Assistance Program  Participation  Agreement,  dated
      March 28, 1994, between the Company and the USDOE.*

10.7 Purchase and Sale Agreement between Merrick Venture Capital, Inc., as seller, and the Company, as buyer.*

10.8 First Mortgage Loan Documents between the Company and Trans Florida Bank in connection with the purchase of the Pompano Property.*

10.9  Equity  Credit Plan and Note,  dated March , 1994,  among the Company,
      F.I.M.T.E., Neal R. Heller, Elizabeth S. Heller and American Bank of
      Hollywood.*

10.10 Form of  Financial  Consulting  Agreement  between  the  Company  and
      Maidstone.*

10.11 Intentionally omitted.

10.12 Agreement dated June 7, 1995 between Natural Health Trends Corp. and
      Justin Real Estate Corp.*

10.13 Property  Management  Agreement  dated June 7, 1995 between  Natural
      Health Trends Corp. and Justin Real Estate Corp.*

10.14 Agreement and Plan of Reorganization by and among the Company, HWNC and Sam Lilly Corp., dated as of January 22, 1996.

10.15 Employment  Agreement  between HWNC and Samantha  Haimes dated January 22,
      1996.

10.16 Employment  Agreement  between HWNC and Leonard  Haimes,  M.D. dated
      January 27, 1996.

10.18 Employment  Agreement between Health Wellness  Nationwide Corp., Kaye
      Lenzi and Natural Health Trends Corp.

16.1  Letter from Soule & Associates, P.A. on change in  certifying accountant.

21.1  List of Subsidiaries.*

27.1  Financial Data Schedule.

*        Previously filed with the Company's Registration Statement No.
         33-991184