Form 10QSB
period 1996-09-30
NATURAL HEALTH TRENDS CORP
filed 1996-11-15
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

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

                                 (954) 969-9771
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                      No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 14, 1996 was 11,195,108 shares.

                           NATURAL HEALTH TRENDS CORP.


                                      INDEX



                                                                                         Page
                                                                                        Number

PART I - FINANCIAL INFORMATION
        ITEM 1.           FINANCIAL STATEMENTS
                          Consolidated Balance Sheet as of September 30, 1996             1
                          (unaudited)
                          Consolidated Statements of Operations (unaudited) for the
                          Three and Nine months ended September 30, 1996 and              2
                          1995
                          Consolidated Statements of Cash Flows (unaudited) for the
                          Nine months ended September 30, 1996 and 1995                   3

                          Notes to the financial statements                               4-6
         ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS                                                      7-10

PART II - OTHER INFORMATION                                                              11-13
        ITEM 5.           OTHER INFORMATION
        ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE                                                                                14



                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1996

                                   (UNAUDITED)





                                     ASSETS

CURRENT ASSETS:
     Cash                                                 $             118,558
     Marketable securities                                              255,714
     Accounts receivable                                              1,389,076
     Inventories                                                        224,428
     Due from officers                                                  147,770
     Prepaid expenses and other current assets                          228,702
                                                            --------------------
         TOTAL CURRENT ASSETS                                         2,364,247

PROPERTY, PLANT AND EQUIPMENT                                         3,137,838
DUE FROM OFFICERS                                                        22,524
GOODWILL                                                              1,518,640
DEPOSITS AND OTHER ASSETS                                                86,754
                                                            --------------------

                                                          $           7,130,003
                                                            ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $             355,931
     Accrued expenses                                                   158,612
     Revolving credit lines                                             505,465
     Notes payable                                                      125,000
     Current portion of long term debt                                   48,083
     Deferred revenue                                                   686,402
     Other current liabilities                                          144,803
                                                            --------------------
         TOTAL CURRENT LIABILITIES                                    2,024,295
                                                            --------------------

LONG-TERM DEBT                                                        1,910,750

DUE TO BANK                                                              43,491

COMMON STOCK SUBJECT TO PUT                                             380,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,500,000 shares
         authorized; no shares issued and outstanding                        -
     Common stock, $.001 par value; 20,000,000 shares
        authorized; 11,189,108 shares issued and
        outstanding at September 30, 1996                                11,189
     Additional paid-in capital                                       5,481,930
     Retained earnings (accumulated deficit)                         (2,341,652)
     Common stock subject to put                                       (380,000)
                                                            --------------------
         TOTAL STOCKHOLDERS' EQUITY                                   2,771,467
                                                            --------------------

                                                          $           7,130,003
                                                            ====================



                       See notes to consolidated financial
                                  statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             Three months ended                   Nine months ended
                                                                September 30,                        September 30,
                                                    -------------------------------------------------------------------------
                                                         1996               1995               1996               1995
                                                    ---------------    ----------------   ----------------   ----------------

REVENUES                                           $      1,791,214   $       1,077,356  $       5,461,644  $       2,981,326

COST OF SALES                                               834,775             493,473          2,925,645          1,467,643
                                                    ---------------    ----------------   ----------------   ----------------

GROSS PROFIT                                                956,439             583,883          2,535,999          1,513,683

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                              1,109,585             874,116          2,928,705          1,812,658

NON-CASH IMPUTED COMPENSATION EXPENSE                             -                   -                  -            559,000
                                                    ---------------    ----------------   ----------------   ----------------

OPERATING INCOME (LOSS)                                    (153,146)           (290,233)          (392,706)          (857,975)

OTHER INCOME (EXPENSE):
     Interest (net)                                         (55,952)            (55,800)          (161,578)          (112,320)
     Write-off of deferred financing costs                        -                   -                  -           (347,974)
                                                    ---------------    ----------------   ----------------   ----------------
         TOTAL OTHER INCOME (EXPENSE)                       (55,952)            (55,800)          (161,578)          (460,294)
                                                    ---------------    ----------------   ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                          (209,098)           (346,033)          (554,284)        (1,318,269)

PROVISION FOR INCOME TAXES                                        -                   -                  -              5,000
                                                    ---------------    ----------------   ----------------   ----------------

NET INCOME (LOSS)                                  $       (209,098)  $        (346,033) $        (554,284) $      (1,323,269)
                                                    ===============    ================   ================   ================

EARNINGS (LOSS) PER COMMON SHARE                   $          (0.02)  $           (0.03) $           (0.05) $           (0.14)
                                                    ===============    ================   ================   ================

WEIGHTED AVERAGE COMMON SHARES USED                      11,189,108          10,673,262         11,159,665          9,185,912
                                                    ===============    ================   ================   ================




















                            See notes to consolidated
                             financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                 Nine months ended
                                                                                                   September 30,
                                                                                         -----------------------------------
                                                                                              1996                1995
                                                                                         ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $        (554,284)  $     (1,323,269)
                                                                                         ----------------    ---------------
     Adjustments  to  reconcile  net loss to net  cash  provided  by  (used  in)
         operating activities:
         Depreciation and amortization                                                           180,988             54,160
         Non-cash imputed compensation expense                                                         -            559,000
         Write-off of imputed deferred financing costs                                                 -            227,293

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                             (615,032)          (321,830)
         (Increase) decrease in inventories                                                      (99,541)            (1,224)
         (Increase) decrease in prepaid expenses                                                  38,544            (27,804)
         (Increase) decrease in deferred registration costs                                            -            165,421
         (Increase) decrease in deposits and other assets                                         (3,325)          (182,898)
         Increase (decrease) in accounts payable                                                 136,706            128,666
         Increase (decrease) in accrued expenses                                                  97,634             54,852
         Increase (decrease) in deferred revenue                                                 201,158             89,377
         Increase (decrease) in deferred taxes                                                         -              5,000
         Increase (decrease) in other current liabilities                                         68,512             56,184
                                                                                         ----------------    ---------------
            TOTAL ADJUSTMENTS                                                                      5,643            806,197
                                                                                         ----------------    ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                             (548,641)          (517,072)
                                                                                         ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                       (433,228)        (2,692,023)
     Acquisition expenses                                                                        (20,000)                 -
     Purchase of marketable securities                                                          (255,714)                 -
                                                                                         ----------------    ---------------

NET CASH USED IN INVESTING ACTIVITIES                                                           (708,942)        (2,692,023)
                                                                                         ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in due from officer                                                                (22,728)            (6,800)
     Proceeds from mortgage payable                                                                    -          1,875,000
     Increase (decrease) in due to bank                                                           16,188                  -
     Proceeds from notes payable and long-term debt                                              780,465            570,000
     Payments of notes payable and long-term debt                                               (208,427)          (761,917)
     Payment of dividends                                                                       (184,173)                 -
     Issuance of common stock                                                                          -          2,752,090
                                                                                         ----------------    ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        381,325          4,428,373
                                                                                         ----------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                                 (876,258)         1,219,278

CASH, BEGINNING OF PERIOD                                                                        994,816             57,805
                                                                                         ----------------    ---------------

CASH, END OF PERIOD                                                                    $         118,558   $      1,277,083
                                                                                         ================    ===============



                       See notes to consolidated financial
                                  statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

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

3.       REVOLVING CREDIT LINES

A. The Company entered into a revolving credit line with Merrill Lynch as of October 4, 1995 in the amount of $300,000. This revolving credit line was activated by the Company on February 29, 1996. The revolving credit line expires on October 31, 1997, at which time the Company is required to pay back any and all amounts borrowed under the revolving credit line. Interest accrues at the rate of prime plus 1%. As of September 30, 1996, the Company had approximately $185,000 outstanding under this revolving credit line. A $250,000 investment that the Company has with Merrill Lynch is restricted as security for any loans under this revolving credit line.

B. In April 1996, the Company entered into a revolving credit agreement with Capital Bank. The agreement provides for advances up to $350,000, carries interest at 7% and matures in April 1997. A total of $320,000 is outstanding under this agreement at September 30, 1996.

4.       ACQUISITIONS

A. On January 22, 1996, the Company acquired all of the assets of Sam Lilly, Inc., an alternative health care clinic, in exchange for 380,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. The net assets acquired totaled approximately $9,000. As a result of this acquisition, the Company recorded goodwill of $1,380,000. This goodwill is being amortized over a period of 20 years.

B. On June 26, 1996, the Company acquired the Institute of Natural Medicine, Inc., an alternative health care clinic, in a business combination accounted for as a pooling of interests. The Company acquired 100% of this company in exchange for 110,000 shares of its common stock. The accompanying financial statements have been restated to reflect the combined companies for all periods presented.

     The following table presents a breakdown of amounts included in the accompanying statements of operations attributable to each company:


                                                 Three months ended                              Nine months ended
                                                    September 30,                                   September 30,
                                      ------------------------------------------      ------------------------------------------
                                            1996                    1995                   1996                     1995
                                      ------------------      ------------------      -----------------       ------------------

REVENUES:
Natural Health Trends Corp.           $        1,602,464      $          876,592      $       4,785,683       $        2,379,034
Institute of Natural Medicine                    188,750                 200,764                675,961                  602,292
                                      ------------------      ------------------      -----------------       ------------------
           Total                      $        1,791,214      $        1,077,356      $       5,461,644       $        2,981,326
                                      ==================      ==================      =================       ==================
NET INCOME (LOSS):
Natural Health Trends Corp.           $         (222,593)     $         (371,113)     $        (672,720)      $       (1,398,509)
Institute of Natural Medicine                     13,495                  25,080                118,436                   75,240
                                      ------------------      ------------------      -----------------       ------------------
          Total                       $         (209,098)     $         (346,033)     $        (554,284)      $      (1,323,269)
                                      ==================      ==================      =================       ==================


5.       WARRANTS

                  On August 9, 1996, the Company effected a 2:1 split of both its Class A and Class B Warrants. Each Class A Warrant now entitles the holder to purchase one share of Common Stock for an exercise price of $3.00. Each Class B Warrant now entitles the holder to purchase one share of Common Stock for an exercise price of $3.625. Additionally, the redemption price of Class A Warrants was adjusted to $.025 per warrant and the closing bid price at which the Class A Warrants are redeemable was adjusted to $4.50 per share. The redemption price of Class B Warrants was adjusted to $.025 per warrant and the closing bid price at which the Class B Warrants are redeemable was adjusted to $5.00 per share.

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

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues:

Total revenues were $1,791,214 for the three months ended September 30,1996 compared to $1,077,356 for the three months ended September 30, 1995. This represents an increase of $718,858 or 66%.

Management believes that the increase is primarily attributable to $359,759 in fee revenue provided by the alternative health care clinic acquired by the Company in January 1996, a decrease in revenue from the Institute of Natural Medicine, Inc. of $12,014, an increase in revenue of $283,144 from the Company's Oviedo school which was acquired in November 1995, $68,943 in tuition revenue from the previously existing Lauderhill and Miami schools due to increased enrollment and increased tuition rates, and $75,644 in rental income which did not commence until property in Pompano Beach, Florida ( the "Pompano Property") was acquired in May 1995. Revenues from the Company's on campus bookstores were $73,080 for the three months ended September 30, 1996 as compared to $75,516 for the comparable period in 1995.

Cost of sales:

Cost of sales for the three months ended September 30,1996 were $834,775 compared to $493,473 for the comparable period last year. Gross profit as a percentage of revenues was 53% compared with 54% for the three months ended September 30,1995. Management believes that the decrease in gross profit percentage is related to the change in mix of services provided by the Company, specifically the alternative health care clinics which have higher costs for salaries and products. Additionally, the cost attributable to the Company's corporate massage service which is in the start-up stage contributed to this decrease as there was minimal revenues from this segment of the business.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $1,109,585 for the three months ended September 30,1996. This represents an increase of $235,469 over the three months ended September 30,1995. Management believes that the increase is primarily due to the new operations of the alternative health care clinic as well as the Company's Oviedo school. As a percentage of revenues, these cost were 62% as compared to 81% in the 1995 period.

Interest Expense

Interest expense for the three months ended September 30, 1996 was $55,952 as compared to $55,800 for the comparable period of 1995.

Net Loss

For the three months ended September 30, 1996, the net loss was $209,098 compared to a net loss of $346,033 for the three months ended September 30, 1995. Management believes that the decrease in the loss is primarily attributable to the impact of the individual elements discussed above.

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues:

Total revenues were $5,461,644 for the nine months ended September 30,1996 compared to $2,981,326 for the nine months ended September 30, 1995. This represents an increase of $2,480,318 or 83%.

Management believes that the increase is primarily attributable to $1,201,277 in fee revenue provided by the alternative health care clinic acquired by the Company in January 1996, $591,516 from the Company's Oviedo school which was acquired in November 1995, $353,879 in increased tuition revenue from the previously existing Lauderhill and Miami schools due to increased enrollment and increased tuition rates, and $108,501 in rental income which did not commence until the Pompano Property was acquired in May 1995. Revenues from the Company's on campus bookstores were $251,822 for the nine months ended September 30, 1996 as compared to $131,138 for the 1995 comparable period. The Company believes that this increase is primarily attributable to increased enrollment, the addition of the Oviedo school and a wider array of products.

Cost of sales:

Cost of sales for the nine months ended September 30,1996 were $2,925,645 compared to $1,467,643 for the comparable period last year. Gross profit as a percentage of revenues was 46% for the nine months ended September 30, 1996 compared with 50% for the nine months ended September 30,1995. Management believes the decrease in gross profit as a percentage of revenues in 1996 is attributable to there being a change in the mix of services offered by the Company, specifically the alternative health care clinics, which have higher costs for salaries and products, in addition to the inclusion of costs attributable to the Company's corporate massage service, which is still in a start-up stage, contributed to such decrease and has provided minimal revenues to date.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $2,928,705 for the nine months ended September 30,1996. This represents an increase of $1,116,047 over the nine months ended September 30,1995. The increase is primarily due new operations of the alternative health care clinic as well as the Company's Oviedo school. As a percentage of revenues, these cost were 54% in the 1996 period as compared to 61% in the 1995 period.

Non-cash Imputed Compensation Expense

During the nine months ended September 30,1995, the Company expensed $559,000 relating to the issuance of 215,000 shares of the Company's common stock to certain officers and individuals within twelve months of the Company's initial public offering of it's securities (the "Initial Public Offering"). Such amount represents the assumed fair market value of the shares of common stock issued to these individuals.

This non cash expense in the second quarter of 1995 was accompanied by a corresponding increase in the additional paid-in capital account and resulted in no change to stockholder's equity.

Writeoff of Deferred Finance Costs

The writeoff of deferred finance costs during the nine months ended September 30, 1995 in the amount of $347,974 represents the remaining deferred finance costs relating to bridge financing in the amount of $350,000 during the first quarter of 1995 (the "Bridge Financing") and a non-cash imputed common stock valuation charge relating to other lenders.

Interest Expense

Interest expense for the nine months ended September 30, 1996 was $161,578 as compared to $112,320 for the comparable period of 1995.The increase is primarily due to interest on the mortgage of the Pompano Property which was acquired in May 1995.

Net Loss

For the nine months ended September 30, 1996, the net loss was $554,284 compared to a net loss of $1,323,269 for the nine months ended September 30, 1995. Management believes that the decrease in the loss is primarily attributable to the impact of the individual elements discussed above.

                         Liquidity and Capital Resources

The Company has funded its working capital and capital expenditures requirements from cash provided through borrowings from individuals and institutions and from the sale of the Company's securities in a private placement and the Initial Public Offering. The Company's primary source of cash receipts is from the payments for tuition, fees and books revenue from the operation of the Company's alternative health care clinics. The payments related to fees, tuition and books were funded primarily from student and parent educational loans and financial aid under various Federal and state assistance programs and, to a significantly lesser extent, from student and parent resources.

At September 30,1996 the ratio of current assets to current liabilities was 1.17 to 1.0, and working capital was approximately $340,000.

Cash used in operations for the period ended September 30,1996 was approximately $549,000, attributable primarily to the net loss of $554,000.

The Company entered into a revolving credit line with Merrill Lynch as of October 4, 1995 in the amount of $300,000. This revolving credit line was activated by the Company on February 29, 1996. The revolving credit line expires on October 31, 1997, at which time the Company is required to pay back any and all amounts borrowed under the revolving credit line. Interest accrues at the rate of prime plus 1%. As of September 30, 1996, the Company had approximately $185,000 outstanding under this revolving credit line. A $250,000 investment that the Company has with Merrill Lynch is restricted as security for any loans under this revolving credit line.

In April 1996, the Company entered into a revolving credit agreement with Capital Bank. The agreement provides for advances up to $350,000, carries interest at 7% and matures in April 1997. A total of $320,000 is outstanding under this agreement at September 30, 1996.

Capital expenditures, primarily related to construction for the preparation for use of the Pompano Property, used approximately $433,000 of cash.

The Company anticipates that its net cash flow together with available lines of credit will be sufficient to finance the Company's operations during the next twelve months.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS - none
Item 2. CHANGES IN SECURITIES - none
Item 3. DEFAULTS UPON SENIOR SECURITIES - none
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER

     The Company held an annual meeting of stockholders on August 7, 1996. The selection of Feldman Radin & Co., P.C. to serve as independent auditors for the year ending December 31, 1996 by the Board of Directors was ratified by a stockholder vote of 11,012,867 for, 0 against and 100 abstained. The amendment of the Company's certificate of incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 was approved by the stockholders by a vote of 11,012,867 for and 0 against.

Item 5. OTHER INFORMATION - none
Item 6. EXHIBITS AND REPORTS OF FORM 8-K
          a) Exhibit Index
          b) Reports on Form 8-K - none

                    NATURAL HEALTH TRENDS CORP. EXHIBIT INDEX


Number  Description of Exhibit
1.1 Form of Underwriting Agreement between the Company and Maidstone Financial Inc. (the "Underwriter").*
3.1     Amended and Restated Certificate of Incorporation of the Company.*
3.2     Amended and Restated By-Laws of the Company.*
4.1     Specimen Certificate of the Company's Common Stock.*
4.2     Form of Class A Warrant.*
4.3     Form of Class B Warrant.*
4.4 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.*
4.5     Form of Underwriter's Warrants.*
4.6     Form of Class A Warrants issued in the 1995 Bridge Financing.*
4.7     Form of Class B Warrants issued in the 1995 Bridge Financing.*
4.8     Form of Bridge Notes issued in the 1995 Bridge Financing.*
4.9     1994 Stock Option Plan.*
10.1    Form of Employment Agreement between the Company and  Neal R. Heller.*
10.2    Form of Employment Agreement between the Company and Elizabeth S.
        Heller.*
10.3 Letter Agreement, dated December 27, 1993, between the Company and Richard Schuman.*
10.4 Lease, dated April 29, 1993, between Florida Institute of Massage Therapy, Inc., as tenant, and MICC Venture, as landlord, as amended.*
10.5 lease, dated April 10, 1991, between Florida Institute of Massage Therapy, Inc., as tenant, and Superior Investment & Development Corporation, as agent, for SIDCOR 50/50 Associates.*
10.6 Department of Education, Office of Postsecondary Education, Office of Student Financial Assistance Program Participation Agreement, dated March 28, 1994, between the Company and the USDOE.*
10.7 Purchase and Sale Agreement between Merrick Venture Capital, Inc., as seller, and the Company, as buyer.*
10.8 First Mortgage Loan Documents between the Company and Trans Florida Bank in connection with the purchase of the Pompano Property.*

Number  Description of Exhibit
10.9    Equity Credit Plan and Note, dated March   , 1994, among the Company,
        F.I.M.T.E., Neal R. Heller, Elizabeth S. Heller and American Bank of Hollywood.*
10.10   Form of Financial Consulting Agreement between the Company and
        Maidstone.*
10.11   Intentionally omitted.
10.12 Agreement dated June 7, 1995 between Natural Health Trends Corp. and Justin Real Estate Corp.*
10.13 Property Management Agreement dated June 7, 1995 between Natural Health Trends Corp. and Justin Real Estate Corp.*
10.14 Agreement and Plan of Reorganization by and among the Company, HWNC and Sam Lilly Corp., dated as of January 22, 1996.
10.15 Employment Agreement between HWNC and Samantha Haimes dated January 22, 1996.
10.16 Employment Agreement between HWNC and Leonard Haimes, M.D. dated January 27, 1996.
10.17 Agreement by and among the Company, HWNC, Medical Service Consultants, Inc., Diagnostic Services, Inc., Managenet, Inc. and KBM Consultants.
10.18 Employment Agreement between Health Wellness Nationwide Corp., Kaye Lenzi and Natural Health Trends Corp.
16.1    Letter from Soule & Associates, P.A. on change in certifying accountant.
21.1    List of Subsidiaries.*
27.1    Financial Data Schedule.


*       Previously filed with the Company's Registration Statement No. 33-991184

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 NATURAL HEALTH TRENDS CORP.

                                           /S/Neal Heller___________________
                                   By:     Neal Heller
                                           President and Chief Executive Officer

Date:   November 15, 1996