Form 10KSB
period 1996-12-31
NATURAL HEALTH TRENDS CORP
filed 1997-03-21
CIK 912061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ______________  to ______________

                         Commission File Number 0-25238

                           NATURAL HEALTH TRENDS CORP.
                 (Name of small business issuer in its charter)

        Florida                                       59-2705336
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

               2001 West Sample Road, Pompano Beach, Florida 33064 (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (954) 969-9771

             Securities          registered  pursuant  to  Section  12(b) of the
                                 Exchange Act:

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                (Title of Class)

                                Class A Warrants
                                (Title of Class)

                                Class B Warrants
                                (Title of Class)

                                      Units
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              YES     X                                 NO

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year.     $   7,218,841
                                                    ----------------


The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of February 28, 1997 date was 6,648,471, with an approximate aggregate market value of $6,856,236 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of February 28, 1997 was 11,900,471.

                                TABLE OF CONTENTS

                                      Page
                         Item Number and Caption Number

PART I


         Item 1.    Description of Business....................................4
         Item 2.    Description of Properties.................................19
         Item 3.    Legal Proceedings.........................................22
         Item 4.    Submission of Matters to a Vote of Security Holders...... 22

PART II

         Item 5.    Market for Registrant's Common Equity
                        and Related Stockholder Matters.......................23
         Item 6.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operation....................24
         Item 7.    Financial Statements......................................26
         Item 8.    Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure...................26

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control
                        Persons; Compliance with Section 16(a)
                        of the Exchange Act...................................27
         Item 10.   Executive Compensation ...................................29
         Item 11.   Security Ownership of Certain Beneficial
                        Owners and Management.................................30
         Item 12.   Certain Relationships and Related Transactions............31
         Item 13.   Exhibits and Reports on Form 8-K..........................33

                                     PART I

Item 1.       Description of Business.

                  Natural Health Trends Corp. (the "Company") is a corporation which develops and operates businesses to promote human wellness. Doing business as the Florida Institute, the Company owns and operates three vocational schools as a junior college in Oviedo, Pompano Beach and Miami, Florida (individually, the "Oviedo School," the "Pompano Beach School" and the "Miami School" and collectively the "Schools") that offer training and preparation for licensing in therapeutic massage and for registration in holistic skin care. Through its wholly owned subsidiary, Health Wellness Nationwide Corp. ("HWNC"), the Company owns two natural health care centers, one in Boca Raton, Florida and the other in Pompano Beach, Florida (the "Natural Health Care Centers"), both of which provide multi-disciplinary complementary health care in the areas of alternative and nutritional medicine.

              The  Schools  seek to  fulfill  the  educational  needs of  adults seeking augmented career skills or whose educational needs have not been met in traditional educational environments. These individuals are primarily high school graduates and underemployed adults seeking specific career skills and training. As of December 31, 1996, 650 students were enrolled in the Schools. The Schools are licensed under Florida law and approved by the United States Department of Education (the "USDOE") to provide financial aid to qualified applicants. For the year ended December 31, 1996, the Schools derived approximately 61% of its revenues from financial aid provided under Federal or state assistance programs.

              The Company plans to expand its business operations by increasing the enrollment of the Schools, opening additional Natural Health Care Centers, as well as acquiring, developing and marketing proprietary lines of health care products. However, there can be no assurance that the Company will be able to successfully expand its operations.

              In November 1996, the Company signed a letter of intent to acquire all of the capital stock of Global Health Alternatives, Inc. ("GHA"), which is a company which acquires, develops and markets health care products. However, the Company has not entered into a definitive agreement and there can be no assurance that the Company will consummate such acquisition.

              The Company was incorporated under the name Florida Institute of Massage Therapy, Inc. in Florida in December 1988 and changed its name to Natural Health Trends Corp. in June 1993. The Company's principal offices are located at 2001 West Sample Road, Pompano Beach, Florida 33064 and its telephone number is (954) 969-9771.

Expansion Strategy

General

              The Company plans to expand its business operations by seeking to increase the enrollment of the Schools and developing programs to offer massage therapy and other alternative health care services to the public. In order to increase its ability to recruit students, the Company obtained licensing by the State of Florida to operate as a degree-granting junior college in January 1997. In addition, in May 1995 the Company acquired the property located at 2001 West Sample Road, Pompano Beach, Florida (the "Pompano Property"), and in 1996 the Company completed the relocation of the Pompano Beach School and corporate headquarters from Lauderhill, Florida to the Pompano Property. In 1996 the Company acquired two Natural Health Care Centers and the Company plans to open additional Natural Health Care Centers. However, there can be no assurance that it will do so. In addition, the Company intends to acquire, develop and market proprietary lines of health care products through its intended acquisition of GHA and other health care product companies. However, there can be no assurance that the Company will consummate such acquisitions or enter into the health care product field.

Degree-Granting Junior College

              In January, 1997, the Schools obtained approval to operate as a degree-granting junior college from the State of Florida. Graduates of the Schools' programs will receive an associates degree in holistic studies while majoring in the areas of massage therapy, paramedical esthetics, acupuncture, nutrition or homeopathy. The Company believes that the approval of its application to operate as a degree-granting junior college will enhance the Schools' ability to recruit students, although the Company has not obtained any studies to confirm such belief. There can be no assurance that the Company will be able to maintain or increase the Schools' enrollment or that the Company's marketing and expansion of the Schools will be successful or profitable.

Corporate Massage Service

              In September, 1995 the Company commenced the operation of the Corporate Massage Service to offer on-site massages to businesses with massage therapists who are independent contractors. The Company's initial marketing efforts have concentrated on Florida. The Corporate Massage Service has had minimal revenues while incurring significant expenses. The Company has reorganized management of the Corporate Massage Service and presently intends to place less emphasis on this aspect of the Company's business.

Natural Health Care Centers

              In January 1996, the Company through HWNC purchased the assets of Sam Lilly, Inc. which owned and operated a Natural Health Care Center doing business as Medicine and Lifestyles in Boca Raton, Florida (the "Boca Center"). The purchase price for the assets was 380,000 shares of Common Stock. In addition, the Company, entered into employment agreements with Samantha Haimes and Leonard Haimes, M.D. Each of the employment agreements initially provided for a three-year term. Mrs. Haimes and Dr. Haimes received salaries of $295,625 and $159,183, respectively, for 1996. Mrs. Haimes and Dr. Haimes were also entitled to a percentage of the gross revenues of HWNC. As of January 1997 the employment agreements were amended and each provide that for a two year term, Dr. Haimes will work at the Boca Center two days each week and Mrs. Haimes will be a part-time consultant. Dr. Haimes will receive a salary of $90,000 per annum and Ms. Haimes will receive consulting fees of $310,000 per annum. The payments to the Haimeses will be reduced to one-third of the gross income of the Boca Center if the gross income is less than $1,000,000 per annum.

              In June 1996 the Company acquired the capital stock of Medical Service Consultants, Inc., Diagnostic Services, Inc., Managenet Inc. and KBM Consultants which companies operated a Natural Health Care Center doing business as the Institute of Natural Medicine (the "Pompano Center") in Pompano Beach, Florida. The purchase price was 110,000 shares of Common Stock. The Company also entered into an employment agreement with Kaye Lenzi, who directs the Pompano Center. The employment agreement provides for a salary of $100,000 per annum subject to adjustment based upon the gross income of the Pompano Center.

                  The Natural Health Care Centers specialize in alternative and traditional medicine therapies to promote human wellness, including homeopathy, environmental and internal medicine, allergy and Candida treatment, clinical nutrition, pain management, massage therapy, stress reduction, colon hydrotherapy and chelation therapy. The Natural Health Care Centers promote wellness as opposed to treating health crises. As such the Natural Health Care Centers concentrate on treating illnesses which do not strike as a sudden crisis, but develop gradually and refuse to go away. Such illnesses includes most of the diseases related to aging and lifestyle - arthritis, osteoporosis, lower back pain, high blood pressure, coronary artery disease and ulcers.

              The Natural Health Care Centers were established in light of a perceived growing national interest in alternative medicine fueled by a dissatisfaction with traditional medicine. A 1994 survey indicated that thirty percent of people questioned had tried some form of unconventional therapy. The alternative medicine industry has been estimated to be a $27 billion a year industry and is expected to grow as the "baby boomer" population ages.

              The Company plans to open additional Natural Health Care Centers. However, there can be no assurance that the Company will do so. The Company believes that holistic health care has been marketed to only a small segment of the population. The Company anticipates that it will direct its advertising and educational materials toward individuals who have not previously considered homeopathic health care remedies or maintenance techniques. The Company may need to seek additional financing to open additional Natural Health Care Centers.

Operation of the Schools

Curricula

              The primary focus of the Schools has been on massage therapy, which the Company believes has achieved increased public awareness and acceptance. Currently, 19 states, including Florida and New York, require individuals who practice massage therapy to be licensed. The Schools prepare students to take the examination offered by the National Certification Board for Therapeutic Massage and Bodywork (the "NCBTMB") for certification as a massage therapist. The NCBTMB's certification of massage therapists satisfies the requirements for licensing in 11 of the states requiring licenses, including Florida. The Schools also offer training in holistic skin care. The State of Florida requires registration of skin care professionals. Upon completing the holistic skin care program and passing an exam administered by the School, the School's students satisfy the requirements for registration as a skin care professional by the State of Florida.

              The Schools also offer a combined massage therapy and holistic skin care program, requiring approximately 900 hours of study. The Schools require that the massage therapy portion of the curriculum be completed first, followed by 300 hours of holistic skin care.

              The Company may, in the future, seek to expand its course offerings to include programs of study in paramedical esthetics, acupuncture, nutrition and homeopathy. There is no assurance that such additional programs will ever be offered or that, if offered that they will result in an increase in enrollment or revenues.

Student Recruitment

              The Company  believes that enrollment at the Company's  Schools is influenced by a number of factors, including (i) a growing need for individuals to have technical and occupational training in order to obtain employment, (ii) the number of high school graduates and other demographic trends, and (iii) the availability of competing alternatives, including other educational opportunities, other vocational training alternatives, employment and service in the U.S. military. The Company believes that successful student recruitment depends upon a number of factors, including a school's educational reputation and accreditation, job placement record, frequency and schedule of classes and location, as well as the availability of Federal student financial aid. In order to attract potential students and increase recognition of its name and programs of study, the Company utilizes a variety of marketing methods including radio, newspapers, mailings, surveys, presentations, telemarketing and public relations.

              The Company employs an admissions director, who is directly responsible for all areas concerning the marketing and advertising for the Schools, recruitment of prospective students and training admissions personnel.

School Faculty and Administration

              As of December 31, 1996 the Company had 28 full-time employees in the administration of the Schools and 7 part-time administrators, as well as 11 part-time faculty members and 18 full-time faculty members. Generally, the Company tries to provide one teacher for every 10 students in the clinical classroom and one teacher for every 35 students in the lecture classroom. Faculty members are required to meet certain state licensing requirements. The Company prefers teachers who have had some practical experience in the fields in which they are instructing students. The Company has experienced no difficulty in obtaining qualified faculty members and believes that qualified teachers can be readily employed. Each of the Schools is managed by a school director who has responsibility for all aspects of the School. The school director is assisted by an executive staff, which monitors teacher performance, and by administrative coordinators.

Graduate Job Placement

              The Company believes that the placement of its graduates is essential to its ability to attract students. The Company's Office of Graduate Job Placement works with students and graduates by advising them about employment opportunities and offering other placement assistance. Based on the placement calculation mandated by the Accrediting Commission of the Career Schools and Colleges of Technology, approximately 84% of the School's 1996 graduates have found positions, including those who are self-employed and have entered private practice.

F.I.M.T.E. Supply, Inc.

              F.I.M.T.E. Supply Inc., ("F.I.M.T.E.") the Company's wholly-owned subsidiary, operates a bookstore at each of the Schools' campuses and publishes a catalog that is available to the public. Inventory consists of such items as massage tables, headrests, other equipment related to the practice of and utilized to provide massage therapy services, educational materials, skin care products, and clothing, including uniforms and shirts. Customers include students, instructors, graduates of the Schools, practicing therapists and the public. F.I.M.T.E. intends to continue to offer these products and expand its inventory to include updated and related products.

Acquisition of Oviedo School

              In November 1995, the Company acquired all of the assets of Reese Institute, Inc. ("Reese") which included the Oviedo School, for a purchase price of $250,000. Of the $250,000 purchase price, $125,000 was paid at the closing and the balance is payable over four years pursuant to a secured promissory note. In addition, the Company entered into a five-year lease agreement with Jean Reese, the sole stockholder of Reese, to lease the 7,590 square foot property which is occupied by the Oviedo School.

Regulation

General

              Participation in Federal student financial aid programs subjects the Company to extensive regulation and to audit and compliance review by the USDOE and other administering agencies. Failure to comply with these regulations may have serious consequences and may result in suspension, limitation, or termination hearings to determine if an institution's participation in these programs should be reduced or terminated. No such suspension, limitation or termination proceeding has been instituted against the Company. The Company would be materially affected adversely if one of these proceedings were instituted against the Company and it resulted in a curtailment of the Company's participation in government student financial aid programs.

              The Schools must hold a state  license or be  registered  with the appropriate state authorities to operate as a school. The Schools are licensed by the State Board of Independent Postsecondary, Vocational, Technical, Trade and Business Schools of the Florida Department of Education (the "Florida State Board"). In addition, the Schools must generally comply with standards established by Florida state laws governing proprietary schools. Typically, these laws and the related regulations concern such matters as standards and methods of instruction, qualifications of teachers and management personnel, adequacy of school facilities and equipment, advertising, form and content of contracts between schools and their students and tuition collection methods. The Company holds all required Florida licenses and registrations, and believes that it is in substantial compliance with such laws and related regulations. As a result of these laws and regulations, the Company must obtain the approval of the appropriate state education departments before offering new programs or courses and before implementing any changes in existing programs or courses.

              The Company and its Schools must comply with a variety of Federal and state regulations to qualify as institutions where eligible students can obtain government financial aid for tuition and related expenses. These regulations include rules which set minimum tuition refund levels for students who leave school before completing their programs of study. In addition, the Federal regulations require the accreditation of the school by private commissions recognized by the USDOE. The accreditation commissions establish additional standards with respect to such matters as curriculum and teacher qualifications.

              Under current USDOE regulations, a change in control of the Schools could result in a temporary or a permanent loss of Federal financial aid funds to the Schools' students. In addition, under the regulations of the Florida State Board a change of ownership resulting in a change of control may result in the termination of the Schools' licenses. The Schools will also require the approval of the Schools' accrediting commission upon a change of control. Pursuant to the USDOE regulations, a determination of a change of control would involve a review of which persons or entities have the power to direct or cause the direction of management and policies of the Schools. Under the Florida State Board's regulations, a change of control constitutes a change in the authority to establish or modify school policies, standards and procedures or the authority to make the effective decisions regarding the implementation or enforcement of school policies, standards and procedures. In such event, the prior approval of the Florida State Board is required. Under the rules of the Schools' accrediting commission, a change of control occurs when a person or a corporation obtains authority to control the actions of the institution, including a change of control which occurs as a result of a transfer in voting interest. The Company believes, although there can be no assurance, that as a result of the Company's completion of its initial public offering and additional issuances of shares of Common Stock that there has not been or would be a change of control that would result in a loss of its eligibility for Federal financial aid funds, a review of its licenses, or the requirement of prior approval by its accrediting commission. Should the percentage ownership of the Company's Common Stock by the Company's present shareholders, officers and directors decrease further through the issuance of additional shares of Common Stock, the issue of whether there was a change of control, if raised by the USDOE, the Florida State Board or the accrediting commission, would be determined pursuant to the standards set forth above, on the basis of the facts then existing, including the percentage ownership of the present shareholders, officers and directors, as compared with the holdings of others and other factors relating to the actual control of the Company. Should there be a determination that a change of control had occurred by the USDOE, the Florida State Board or the Schools' accrediting commission and there was a disruption or termination of the availability of Federal financial aid to the Schools' students or a termination or interruption of the licenses or accreditation of the Schools, there would be a material adverse effect on the Company, its business and its prospects.

Accreditation and Licensing

              Accreditation is a means of recognizing that learning institutions have met uniform standards of educational performance, primarily through impartial, non-governmental peer evaluations by national or regional professional associations. A school becomes accredited by formal action of the accrediting body, which bases its decision on information submitted by the school and the reports of a specially appointed inspection team which has visited the school and evaluated the programs and operations according to established standards. Accreditation by at least one accrediting body recognized by the USDOE is required to permit a school's students to participate in Federal student financial aid programs. Accreditation is also an important factor in establishing an institution's reputation with potential students and employers of its graduates.

              Accredited schools are subject to periodic review by accrediting bodies to ensure that the schools maintain the level of performance, integrity and quality required by the accrediting body. There can be no assurance that the existing accreditation of the School will be renewed. In addition, a change in ownership of the Company would require notification of, and possible re-evaluation of, the Company's accreditation by the accrediting agencies in order for the Schools to retain their accreditation.

              Although accreditation is a private, voluntary process designed to promote educational quality, the Company believes that accreditation is an important asset. Accreditation of a school provides significant competitive advantages over non-accredited, for-profit educational institutions. College and university administrators look to accreditation in deciding whether to accept transfers of credit. Employers rely on an institution's accredited status when evaluating a job applicant's credentials. Moreover, accreditation is required for participation in government financial aid programs.

              Each School is licensed by the Florida State Board as an institution that provides instruction or training that leads to an occupational objective. Such institutions are subject to annual or, if they have been licensed and in good standing for five years or more, biennial licensing renewal. The present state licenses for the Miami School and Oviedo School are subject to annual review, while the license for the Pompano Beach School is subject to biennial review, and expire on September 30, 1997, November 30, 1997 and March 31, 1998, respectively. Each institution must meet certain minimum standards established by the Florida State Board with respect to administrative organization, educational program and curricula, finances, financial stability, faculty requirements, library facilities, student personnel services, physical plant and facilities, and publications. In addition, the institution is required to disclose to the Florida State Board and its students the status of the institution with respect to professional certification and licensure. Failure to maintain compliance with the Florida State Board's minimum standards could result in revocation or suspension of a School's license, or other penalties imposed by the Florida State Board. The rules of the Florida State Board require prior approval of written contracts between the student and the institution, changes of location in certain events and significant changes to programs and methods of operation. Each institution is required to be incorporated and have adequate administrative staff and faculty to provide instruction in its licensed programs. In addition, each program to be offered by an institution must be described in detail in the institution's catalog, including a listing of required equipment and instructional materials. Moreover, institutions must submit financial statements at the time of application for renewal. If the institution has a ratio of current assets to current liabilities of less than 1 to 1, the Florida State Board is authorized to deny the renewal of the license or to require a demonstration to provide further justification for the renewal of the license. The Florida State Board may also require the institution to post a bond to assure the Florida State Board that the institution will be able to fulfill its obligations to its students. The institution must maintain a placement rate of its graduates of at least 60%, otherwise the institution will be required to submit reports implementing placement improvement measures. In addition, each institution must maintain a retention rate of 50% of its students. Presently, the Florida State Board rules require a minimum of 500 hours of training for massage practice, with a maximum of 625 hours of instruction. Agents employed by the institution to solicit students outside the institution are required to be licensed and are subject to annual licensure and payment of fees. The rules of the Florida State Board provide that the advertising of the institution must be in compliance with its requirements, which include limits on the use of superlatives or non-factual statements or illustrations. Any statement which is intended to mislead the public could result in revocation of licensure or other sanctions imposed by the Florida State Board.

              The School's are accredited by the Accrediting Commission of Career Schools and Colleges of Technology. The Schools' Therapeutic Massage Training Program is accredited by the Commission on Massage Training Approval/Accreditation of the American Massage Therapy Association. There can be no assurance that the Schools will be able to maintain their accreditation.

              The Company is also a member of the Career College Association, the Florida Association of Post Secondary Schools and Colleges and the Florida Association of Estheticians. The Schools are approved by the Florida State Board of Massage as a provider of continuing education units and by the Immigration and Naturalization Service to provide student visas. The Schools are also approved by the Veteran's Administration to accept veteran's benefits.

Degree-Granting Junior College

              As a degree-granting junior college, the success of the Schools may be dependent, in part, upon the transferability of credits from the Schools to four year institutions. The transferability of credits from one educational institution to another, absent an articulation agreement between the two schools, is generally at the discretion of the receiving institution. The factors that receiving institutions typically consider include, but are not limited to, the similarity of accrediting commissions, the licensing status of the two institutions and the similarity of program content, curriculum and textbooks. In addition, many institutions enter into articulation agreements which establish specific guidelines for the transfer of credits from one institution to another. However, these agreements are not required by law, and the content may vary dramatically depending on whether the institution is a public, private, academic or vocational/technical school. In general, if the institutions are accredited by the same or a similar accreditation commission, then the transfer of credits between such institutions is more likely. The accreditation commission requirements may be identical or similar in terms of faculty to student ratios, equipment requirements, library facilities, curriculum development and other factors. Students may also attempt to transfer credits from one institution to another without regard to whether the institutions are licensed by the Florida State Board of Independent Colleges and Universities or the Florida Board of Regents (the head of the state university system). Absent articulation agreements between the two schools, consideration for the acceptance of transfer of credits is more subjective than the transfer of credits between otherwise similar public or private institutions. There can be no assurance that credits from the Schools' courses will be transferable.

Student Financial Aid

              Students at the Schools finance their education through a variety of sources, including individual resources, earnings from part-time employment, family contributions and tuition payment from their employers. However, the principal source of tuition financing at the Schools is government-sponsored financial aid programs. Students at the Schools receive financial aid under the following primary programs: (i) Federal Pell Grant Program (formerly known as Basic Educational Opportunity Grants); (ii) Federal Family Educational Loan Programs, which includes the Stafford Loan Program (previously known as the Guaranteed Student Loan Program), the Parent Loans for Undergraduate Students ("PLUS") program, and the Supplemental Loans for Students ("SLS") program; (iii) Supplemental Educational Opportunity Grants; and (iv) the College Work Study program.

              Commencing in April 1995, the Schools became participants in the National Direct Student Loan Program ("NDSL"). NDSL Loans are available to students studying at least 16 hours per week at an approved educational institution. NDSL Loans may be obtained in amounts up to $2,625 per year. If a student's income or family income is below a specified level, a student pays no interest on an NDSL Loan while in school and for a six-month "grace period" thereafter, after which time the student is required to pay monthly installments of at least $50, which includes interest at a rate prescribed by Federal law. If the student's income or family income is above a specified level, then interest accrues on the loan at a rate prescribed by Federal law. The interest rate on NDSL Loans ranges from 8.25% to 8.98% per annum. NDSL Loans are direct loans from the Federal government.

              Under the provisions of the authorization of Higher Education Act of 1965, as amended (the "Reauthorization Act"), educational institutions with annual student loan default rates in excess of 25% (30% prior to 1994) for three consecutive years may lose their eligibility for student loans. The Company's schools' student loan default rates for 1993 and 1994 were determined to be 10% and 8.9%, respectively. The default rates for 1995 and 1996 will not be available from the USDOE until the third quarters of 1997 and 1998, respectively, since a student is not deemed to be in default until eight months after a six-month grace period from the time that the student leaves school. Commencing in April 1995, the Company became a participant in the National Direct Student Loan Program. Management knows of no written regulations with respect to the requirements for determining and maintaining student loan default rates below specified levels for the National Direct Student Loan Program. In addition, the Certification Office of the USDOE monitors student drop-out rates. Under Federal regulations, a student drop-out rate in excess of 33% may impair an institution's ability to administer financial aid programs and is one factor in determining whether to deny an institution's certification to participate in Federal student aid programs. A student drop-out rate exceeding 33%, however, is not alone sufficient to disqualify an institution from such participation, but must be viewed in conjunction with other factors such as loss of state licensing, loss of accreditation, poor periodic reviews, or high student loan default rates. The Schools' dropout rate in 1996 was approximately 12%. There can be no assurance that the Company will be successful in continuing to maintain an acceptable student loan default rate, or dropout rate or otherwise remain eligible for Federal funding.

              The Reauthorization Act prohibits an institution from enrolling more than 50% of its students on the basis of "Ability to Benefit." "Ability to Benefit" students are those without a high school or general equivalency degree. As of December 31, 1994, 1995 and 1996, approximately 15%, 12%, and 15% respectively, of the Company's students at the School's were classified as "Ability to Benefit" students.

              Under USDOE regulations, the Schools are proprietary schools (a "for-profit" educational institution that provides job or career-related training). A proprietary school may be deemed ineligible to participate in financial aid programs if the USDOE determines that 85% or more of the institution's operating revenue is derived from Title IV financial aid programs. The application of the 85-15 Rule depends largely on the USDOE's interpretation of what constitutes "revenue" for such institutions. According to the Company's preliminary calculations, the Schools derived approximately 61% of their revenues for the calendar year ending December 31, 1996 from the Title IV financial aid programs. The official determination of the Company's compliance for the year ended December 31, 1996 with the 85-15 Rule will likely be made by the end of 1998. Accordingly, if it is determined that the Company did or does not comply with these regulations, some or all of the student financial aid received by the students at the Schools could be curtailed or eliminated. The reduction or termination of Federal student financial aid would have a material adverse effect on the Company.

              The USDOE  has  considered,  and the U.S.  Congress  is  presently considering, changes in the administration of certain student financial aid programs. There is no assurance that government funding of the financial aid programs in which the Company's students participate will be maintained at current levels. A reduction in funding levels could result in lower enrollments. Extensive and complex regulations govern all of the government grant and loan programs in which the Company participates. As such, the Company is subject to periodic reviews and audits by the USDOE and Federal and State Guaranty Agencies to determine compliance with applicable regulations. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding against the Company. If such a proceeding were initiated against the Company and resulted in a substantial reduction or termination of the Company's participation in government grant or loan programs the Company would be materially and adversely affected.

              The Company's Schools also offer a payment plan which enables students to pay for their tuition in monthly installments. The Company charges students participating in this payment program a finance charge of $25 and interest at the annual rate of 12%. Students participating in this program are required to pay the remaining balance of their tuition accounts prior to graduation.

Licensing

              The health care practitioners and massage therapists employed by the Company are required to satisfy professional licensing requirements. In Florida, the Company's massage therapists employed by the Corporate Massage Service and the Natural Health Care Centers are subject to regulation by the Division of Professions, Board of Massage of the Department of Business and Professional Regulation under the Florida Massage Practice Act. All physicians and other specialists employed at Natural Health Care Centers must be licensed and are also subject to ongoing professional licensing requirements. The failure of such persons to practice in accordance with professional licensing requirements could have a material adverse effect on the Company.

Competition

The Schools

              The Schools compete with (i) regional vocational schools and national vocational schools which offer occupational training programs in massage therapy, holistic skin care and in related and unrelated fields, (ii) two and four year universities and colleges, and (iii) on-the-job training offered by private and government employers. The Company believes that there are approximately five schools in the Schools geographic area that offer programs of study in massage therapy and approximately five schools that offer programs of study in holistic skin care. The Company believes that the massage therapy and holistic skin care programs of study offered by its Schools offer a broader range of courses than other schools in its geographic area. In addition, the ability of the Schools' students to receive financial aid under Federal programs provides a competitive advantage over those schools which do not have such ability. Many competitors have greater financial, recruiting and job placement resources than the Company, have longer operating histories and are more established than the Company, and have more extensive facilities and more personnel than the Company has now or will have in the foreseeable future.

Natural Health Care Centers and Corporate Massage Service

              The Company's Natural Health Care Centers compete with doctors, hospitals and medical clinics offering traditional forms of health care and other practicing therapists offering traditional forms of health care, as well as with other providers of alternative forms of health care and health maintenance. The Corporate Massage Service competes against individual massage therapists, health clubs and other massage providers. Many of these competitors have established practices and greater financial resources than the Company. In addition, the services offered by the Company's competitors may be covered by medical insurance or other third party reimbursement. Medical insurance coverage and other third party reimbursement is not available for most of the services offered by the Natural Health Care Centers and to the extent that such services are covered, coverage is limited. The lack of medical insurance coverage or other third party reimbursement for all of the services performed at the Natural Health Care Center may affect their ability to attract and retain patients.

Employees

              As of December 31, 1996 the Company had 74 full time employees and 22 part time employees including 34 full time administration employees and one part-time administration employee. The Schools have 18 full time and 11 part time faculty members. The Corporate Massage Service has one full time employee, and the Natural Health Care Centers have 21 full time employees and three part-time employees.

Insurance

              The Company presently maintains workers' compensation coverage and liability insurance relating to hazards on the Company's premises. The Company carries a general liability policy which provides for coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company's professional liability policy provides for coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company is and will be engaged in a business which could expose it to personal injury and other liability claims. The Company carries $1,000,000 per loss event and $3,000,000 in the aggregate of malpractice insurance in connection with the Natural Health Care Centers. There can be no assurance, however, that the Company's insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost, if at all. A successful claim could have a material adverse effect on the Company.

Item 2.       Description of Properties

Leased Properties

              The Company leases approximately 11,500 square feet at 5453 North University Drive, Lauderhill, Florida the previous site of the Pompano Beach School and the Company's corporate headquarters. The current annual rent is approximately $116,000 and the lease expires on July 31, 1997 . The Company has relocated its corporate headquarters and the School located in Lauderhill, Florida to the Pompano Property. The Company believes that its liability on the lease is approximately $140,000. The Company leases approximately 12,000 square feet for the Miami School at 7925 Northwest 12th Street, Miami, Florida. The current annual rent is $199,000 and the lease expires on October 31, 1998. The Company leases approximately 7,590 square feet in Oviedo, Florida which is occupied by the Oviedo School. The lease expires in November, 2000 and the annual rent payable under the lease is $86,000. The Company also has the option to purchase the leased property for $550,000. The Company leases approximately 11,000 square feet for the Boca Center. The lease expires in January 2001 and the annual rent increases from $136,000 in the first year of the lease to $87,500 in the fifth year. The Company leases approximately 5,600 square feet for the Pompano Center. The annual rent is $76,000 and the lease expires in June 1998.

Pompano Property

              In May 1995, the Company purchased the Pompano Property from Merrick Venture Capital, Inc. (the "Seller") for $2,350,000 and Justin Real Estate Corp. ("Justin Corp.") concurrently acquired an adjacent parcel (the "Adjacent Parcel"), consisting of four acres of undeveloped land from the Seller for $450,000. All of the outstanding capital stock of Justin Corp. is owned by Neal R. Heller and Elizabeth S. Heller. The Pompano Property is located on approximately three acres at 2001 West Sample Road, Pompano Beach, Broward County, Florida, and includes a four story building consisting of 50,438 square feet which is known as the Tricom Office Center. The Company financed the purchase of the Pompano Property with two mortgage loans, secured by both the Pompano Property and the Adjacent Parcel, in the aggregate principal amount of $1,875,000. The Company obtained a first mortgage loan from TransFlorida Bank in the original principal amount of $1,350,000 (the "First Mortgage Loan"), which bears interest at two percent above the prime rate of Sun Banks, Inc., and provides for repayment of principal based on a 25 year amortization schedule. The First Mortgage Loan matures in May 2002 and is guaranteed by Neal R. Heller and Elizabeth S. Heller. The Company obtained a second mortgage loan in the original principal amount of $525,000 from the Seller (the "Second Mortgage Loan"), which bears interest at the same rate as the First Mortgage Loan, and provides for repayment of principal based on a 25 year amortization schedule. The Second Mortgage Loan matures in May 2000 and is also guaranteed by Neal R. Heller and Elizabeth S. Heller. The Pompano Property and the Adjacent Parcel are also encumbered by a $450,000 mortgage loan from TransFlorida Bank to Justin Corp. (the "Adjacent Parcel Mortgage Loan"). The Company has agreed to make the payments on the Adjacent Parcel Mortgage Loan. The mortgages on the Pompano Property and the Adjacent Parcel are summarized below:

                                                                                                                 Entity
                                                    Property                                                     Making
                               Amount              Encumbered              Mortgage            Mortgagor       Payments
                          --------------       --------------------     --------------      --------------     -----------

First Mortgage                $1,350,000       Pompano Property         TransFlorida        Company            Company
Loan                                           (land and building)      Bank

Second                          $525,000       Pompano Property         Seller              Company            Company
Mortgage Loan                                  and Adjacent                                 and Justin
                                               Parcel                                       Corp.

Adjacent Parcel                 $450,000       Pompano Property         TransFlorida        Company            Company
Mortgage Loan                                  and Adjacent             Bank                and Justin
                                               Parcel                                       Corp.



              Approximately 42.8% of the building is occupied by the Company's corporate offices, and the Pompano Beach School and the balance is occupied by non-affiliated tenants. Approximately 29,000 square feet of the Pompano Property is presently leased to 11 tenants at an aggregate rental of approximately $309,000 per annum. The current leases expire at various times between 1997 through 1999 and require annual rentals that range from $5,300 to $55,000 per annum. The three largest tenants account for approximately 45% of the Pompano Property's rental income, and none of the other tenants accounts for more than 12% thereof. Three of the largest tenant leases expire in April 1998, May 1998, and December 1998 and such leases provide for current annual rentals of approximately $44,000, $55,000 and $39,000 respectively. In the event that leases representing a significant percentage of rental income expire and the space is not promptly rented on advantageous terms, there may be a material adverse effect on the Company's earnings.

     Justin Corp. has granted to the Company a perpetual non-exclusive right-of-way for ingress and egress on the Adjacent Parcel. In addition, Justin Corp. has granted to the Company the perpetual right to use a portion of the Adjacent Parcel to park up to 25 vehicles. If the Adjacent Parcel is subsequently developed, Justin Corp. has agreed to provide a comparable alternative for the Company's parking rights. The Company believes that there is sufficient parking to meet the anticipated short-term needs of operating the Pompano Property. However, the Company believes that the additional parking rights afforded by the Adjacent Parcel will be useful in the event of increased use as a result of the Company's anticipated expansion. Moreover, although there is separate access to the Pompano Property, the Company believes that the additional access rights provided by the right-of-way over the Adjacent Parcel will be beneficial to the use of the Pompano Property by the Company and third parties.

              In the event of the sale of the Adjacent Parcel, the Seller has agreed to release the Adjacent Parcel from the Second Mortgage Loan upon the payment of $200,000 and the accrued interest thereon. The Company is responsible for such payment, which will be a reduction of the principal balance of the Second Mortgage Loan, as part of the Company's obligation to make all of the payments on the Second Mortgage Loan. If Justin Corp. makes such payment, then the Company will repay such amount to Justin Corp., based upon the terms of the Second Mortgage Loan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


Item 3.       Legal Proceedings.

              Principal Mutual Life Insurance Company, as landlord, commenced an action in July 1996 in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida against the Company, Neal R. Heller and Elizabeth S. Heller to recover rent and possession in connection with the property leased by the Company in Lauderhill, Florida. The Company believes that the maximum claimed exposure in such litigation is approximately $195,000.


Item 4.       Submission of Matters to a Vote of Security Holders.


              None.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

Market Information

              The Units, Common Stock, Class A Warrants and Class B Warrants have been quoted on the NASDAQ SmallCap Market under the symbols "NHTCU," "NHTC," "NHTCW," and "NHTCZ," respectively. The Units are no longer quoted. The following table sets forth the range of high and low bid quotations as reported by The NASDAQ SmallCap Market for the Common Stock for the quarters indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The quotations are the actual quotations for the periods indicated and do not reflect the Company's two for one stock split which occurred in October, 1995.

                                                 Common Stock
                                               High         Low
1995
Third Quarter.............................     41/16       31/16
Fourth Quarter............................     61/2        35/8

1996
First Quarter.............................       6         41/4
Second Quarter............................     53/4        47/8
Third Quarter.............................       5         31/2
Fourth Quarter............................     35/8          1

1997
First Quarter (through February
28, 1997).................................     21/2          1



Holders

              As of December 31, 1996, the Company had approximately 63 record holders of its Common Stock.

Dividends

              The Company has not paid any dividends since its inception. The Company has no intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use any earnings to generate increased growth. The payment by the Company of cash dividends, if any, in the future rests within the discretion of its Board of Directors and, among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Years ended December 31, 1995 and 1996

              In June 1996, the Company acquired all of the outstanding Common Stock of four companies known as the Institute of Natural Medicine, in exchange for 110,000 shares of the Company's Common Stock. the acquisition has been accounted for as a pooling of interests. Accordingly, the financial statements have been restated for all periods prior the acquisition to include the accounts and operations of the Institute.

              Tuition revenues constituted approximately 57% of the Company's revenues in fiscal 1996 and approximately 88% of the Company's revenues in fiscal 1995. The Schools derived approximately 61% of their income from financial aid under federal and state assistance programs. The Company acquired both Natural Health Care Centers in 1996, which accounted for approximately 33% of the Company's revenue in fiscal 1996. The revenues from the Company's bookstores constituted approximately 5% of the Company's revenues for 1996 compared to approximately 6% in fiscal 1995. The Corporate Massage Service accounted for approximately 1% of the Company's revenues in fiscal 1996 compared to approximately .3% in 1995. Rental income which commenced in May 1995 accounted for approximately 4% of the Company's revenues for fiscal 1996, while accounting for approximately 6% in fiscal 1995. Total revenues for fiscal 1996 were $7,218,841, an 83% increase over revenues of $3,941,259 in fiscal 1995. Management believes that the increase resulted primarily from approximately $1,573,000 in revenues from the two Natural Health Care Centers acquired in 1996, a $1,357,000 increase in tuition revenues, $104,000 in additional rental income, and a $158,000 increase from the bookstores. Management believes that the increase in tuition revenues is due to a general increase in the level of enrollment, particularly in the Oveido School, which was fully operational for the entire 1996 fiscal year as opposed to less than two months in fiscal 1995.

              Cost of sales was $4,442,499 in fiscal 1996, a 96% increase compared to cost of sales of $2,268,866 in fiscal 1995. Gross profit as a percentage of revenues was 38% in fiscal 1996 compared to 42% in fiscal 1995. Management believes the decrease in gross profit is related to the change in mix of services provided by the Company, specifically the Natural Health Care Centers acquired during fiscal 1996, which have higher costs for salaries and products.

              Selling, general and administrative expenses were $3,412,769 in fiscal 1996 compared to $2,359,600 in fiscal 1995, a 45% increase. Management believes that the increase in such expenses resulted from the acquisition of the Natural Health Care Centers as well as from an increased level of support services required to maintain the higher level of operations.

Additionally, increased activity related to exploring and developing new lines of business contributed to the increase.

              During 1996, the Company issued 16,000 shares of Common Stock to employees as compensation which resulted in $22,000 of expense.

              The Company's net loss for fiscal 1996 was $889,539 as compared to
$1,838,548   for  fiscal  1995.  The  net  loss  in  fiscal  1996  is  primarily attributable to a combination of all of the factors discussed above.

              The loss in fiscal 1995 reflects $1,061,000 of non-cash expenses. Such expenses were incurred as a result of expensing the remaining $330,000 of finance costs attributable to the loans in the aggregate principal amount of $350,000 (the "Bridge Loans") borrowed during the first half of 1995 and other loans in the aggregate principal amount of $130,000. Such expenses also included an expense of $731,000, which is the assumed fair market value of 472,000 shares of Common Stock issued to the Company's officers and a director of the Company, 10,000 shares issued to an employee and 40,000 shares transferred by a principal shareholder to three individuals for service.

              Interest expense was approximately $231,000 in fiscal 1996 as compared to $118,000 in fiscal 1995, reflecting increased interest on the mortgages as well as increased borrowing during the year.

Liquidity and Capital Resources

              The Company has funded its working capital and capital expenditures requirements from cash provided through borrowing from institutions and from the sale of the Company's securities in private placements and the initial public offering of its securities. The Company's primary source of cash receipts is from payments for tuition, fees, and books. These payments were funded primarily from student and parent educational loans and financial aid under various Federal and state assistance programs and, to a lesser extent, from student and parent resources. The Company's secondary source of cash receipts is from services rendered at the Natural Health Care Centers.

              In December 1996, the Company issued $900,000 of 10% convertible debentures, principal on the debentures is due in December 1998. The principal and accrued interest on the debentures are convertible into shares of Common Stock of the Company commencing in February 1997, at a conversion price equal to 80% of the average closing bid price for the five trading days immediately preceding the notice of conversion.

              At December 31, 1996, the Company had working capital of $698,481 as compared to working capital of $1,025,597 at December 31, 1995, a decrease of $327,116. The decrease was primarily attributed to the loss for the fiscal year.

              During 1996, net cash used in operations was $802,704. This compares to net cash used in operations of $873,112 during fiscal 1995. The primary use of cash during 1996 was the net loss of $889,539, offset by charges not requiring the use of cash approximating $266,000. The major elements of operations requiring the use of cash were increases in accounts receivable of $707,544 and inventory of $130,295. Cash inflows were provided by increases in deferred revenues of $278,636 and increases in accounts payable and accrued expenses of $384,422. Cash provided by financing activities during fiscal 1996 was approximately $855,000, mainly from the issuance of the debentures.

              The Company's capital expenditures totaled $438,650 in 1996 and $2,714,402 in 1995. The 1996 expenditures relate to renovation of the Pompano property to accommodate the Pompano School. The Company anticipates that net cash flow along with available lines of credit will be sufficient to finance the Company's operations for at least the next twelve months.


Item 7.       Financial Statements.

              See Item 13 of this form 10-KSB "Exhibits and Reports on Form 8K"


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


              None.

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons

              The following table sets forth certain information concerning the directors and executive officers of the Company.

Directors and Executive Officers

Name                         Age          Position

Neal R. Heller               36           Chairman of the Board, President,
                                          Chief Executive Officer, Chief
                                          Financial and Accounting Officer
                                          and Director

Elizabeth S. Heller          35           Secretary, Treasurer and Director

Martin C. Licht              55           Director

Arthur Keiser                42           Director



The following is a brief summary of the background of each executive officer and director of the Company:

     Neal R. Heller has been the Chairman of the Board, President, Chief Financial and Accounting Officer, Chief Executive Officer and a director of the Company since its inception in 1988. Mr. Heller is an attorney and has been admitted to practice in the State of Florida since 1985. Mr. Heller earned a Bachelor of Arts degree from the University of Miami in 1982 and a Juris Doctor degree from Nova University in 1985. On December 18, 1990, Mr. Heller filed a voluntary petition under Chapter 7, Title 11 of the United States Code, in the United States Bankruptcy Court for the Southern District of Florida. The Bankruptcy Court entered an Order of Discharge of Debtor on April 5, 1991. Mr. Heller currently serves as President of the Broward Association of Career Schools and is the treasurer and a member of the Board of Directors of the Florida Association of Post-Secondary Schools and Colleges. Mr. Heller is the husband of Elizabeth S. Heller. Mr. and Mrs. Heller are the sole shareholders of Justin Corp.


     Elizabeth S. Heller has been Secretary, Treasurer, and a director of the Company since its inception in 1988. Mrs. Heller earned a Bachelor of Arts degree from the University of Miami in 1983. Mrs. Heller is the wife of Neal R. Heller. Mr. and Mrs. Heller are the sole shareholders of Justin Corp.

     Arthur Keiser has been the President of Keiser College since 1977. Mr. Keiser became a director of the Company in July 1995. Keiser College is a regionally accredited independent privately-owned junior college which has facilities in five Florida locations, namely Ft. Lauderdale, Melbourne, Tallahassee, Sarasota and Daytona. Mr. Keiser is a member of the board of directors of the Career College Association and is the Secretary of the Florida Association of Post-Secondary Schools and Colleges. Mr. Keiser received a B.A. from Tulane University in 1975.

     Martin C. Licht has been a practicing attorney since 1967 and has been a partner of the law firm of Lane & Mittendorf LLP since January 1997. Mr. Licht became a director of the Company in July 1995. Mr. Licht is also a director of two companies traded on the NASDAQ SmallCap Market - Gaylord Companies, Inc. which operates retail bookstores and retail stores selling cookware and serving equipment and Cable & Co. Worldwide, Inc. which imports and markets footwear on a wholesale basis.

     Leonard Haimes, M.D. joined the board of directors in August 1996. He resigned as a member of the board of directors in March, 1997. He was the medical director at the Boca Center Florida, from 1992 through 1996, which the Company purchased in 1996 and prior thereto he was in private practice. Dr. Haimes received a B.S. degree from Temple University in 1949 and M.D. degree from Hahnemann Medical College in 1953.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 1996, and (ii) Forms 5 and amendments thereto and/or written representations furnished to the Company by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 1996, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act, except that Arthur Keiser, a director of the Company, has not filed a Form 5 for the fiscal year ended December 31, 1996 and Dr. Haimes has not made any filings under Section 16(a).

Item 10.          Executive Compensation.

Summary Compensation Table

         The   following   table   provides  a  summary  of  cash  and  non-cash
compensation for each of the last three fiscal years ended December 31, 1994, 1995, and 1996 with respect to the following officers of the Company:

                                                 Annual Compensation                             Long Term Compensation
                                        -------------------------------------------   -----------------------------------
                                                                                                Awards             Payouts
                                                                                      -------------------------    ------
                                                                    Other                             Securities
                                                                    Annual             Restricted     Underlying    LTIP   All Other
          Name and                                               Compensation         Stock Award(s)   Options     Payouts Compensa-
     Principal Position          Year    Salary($)   Bonus($)       ($)(1)                  $          SARs(#)       ($)     tion($)
     ------------------          ----    ---------   --------   -------------------   -------------  ----------    ------   --------

Neal R. Heller,                  1996    $162,500      ----           ----               ----            ----       ----       ----
Chairman of the Board,           1995     150,000      ----           ----               ----            ----       ----       ----
President, Chief Financial and   1994     144,400      ----           ----               ----            ----       ----       ----
Accounting Officer and
Chief Executive Officer


Elizabeth S. Heller              1996     150,000      ----           ----               ----            ----       ----       ----
Secretary and Treasurer          1995     150,000      ----           ----               ----            ----       ----       ----
                                 1994     137,000      ----           ----               ----            ----       ----       ----



--------------------------------
(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.


Employment Agreements

         The Company has entered into employment agreements with Neal R. Heller and Elizabeth S. Heller, which will expire in December 2001, under which they will be full-time employees. Mr. and Mrs. Heller received salaries in 1996 of $162,500 and $150,000, respectively. Each agreement provides that the executive will be eligible to receive short-term incentive bonus compensation if the Company is profitable, the amount of which, if any, will be determined by the Board of Directors based on the executive's performance, contributions to the Company's success and on the Company's ability to pay such incentive compensation. The employment agreements also provide for termination based on death, disability, voluntary resignation or material failure in performance and for severance payments upon termination under certain circumstances. The agreements contain non-competition provisions that will preclude each executive from competing with the Company for a period of two years from the date of termination of employment.

Directors' Compensation

         Directors of the Company do not receive any fixed compensation for their services as directors. The Company grants each non-employee director options to purchase 1,000 shares of Common Stock under the 1994 Stock Option Plan, at an exercise price equal to the fair market value of the Common Stock on the date of grant, and pays non-employee directors $500 for each meeting of the Board of Directors they attend. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with performance of their duties to the Company. Except for 4,000 options granted to Mr. Licht and 4,000 options granted to Mr. Keiser for the fiscal year ended December 31, 1996, the Company did not pay its directors any cash or other form of compensation for acting in such capacity, although directors who were also executive officers of the Company received cash compensation for acting in the capacity of executive officers. See "-- Executive Compensation." No director received any other form of compensation for the fiscal year ended December 31, 1996.

Stock Options

         The Company has adopted the 1994 Stock Option Plan (the "Plan") under which up to 666,666 options to purchase shares of Common Stock may be granted to key employees, officers, consultants and members of the Board of Directors of the Company. As of the date hereof, 18,000 options to purchase shares of Common Stock were granted and outstanding under the Plan. Options granted under the Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), or (ii) non-qualified stock options. Incentive stock options may be granted under the Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to employees, officers, directors and consultants of the Company.

         The Plan is administered by the Board of Directors. Under the Plan, the Board of Directors has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option.

         Incentive stock options granted under the Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or less than 110% of fair market value in the case of employees holding 10% or more of the voting stock of the Company). Non-qualified stock options may be granted at an exercise price established by the Stock Option Committee selected by the Board of Directors, but may not be less than 85% of fair market value of the shares on the date of grant. Incentive stock options granted under the Plan must expire not more than ten years from the date of grant, and not more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of the voting stock of the Company.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as to the Common Stock ownership of each of the Company's directors, executive officers, all executive officers and directors as a group, and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock.

                                            Number of        Approximate
Name and Address of Beneficial Owner(1)     Shares          Percentage of
                                                            Common Stock

Neal R. Heller and Elizabeth S. Heller
2397 N.W. 64th Street
Boca Raton, Florida  33496                5,182,000(2)            43.5%

Martin C.Licht
Selden Lane
Greenwich, Connecticut  06831                54,000(3)                *

Arthur Keiser
6324 NW 79th Way
Parkland, Florida 33067                      34,000(4)                *

All Officers and Directors as a Group
         (4 persons)                      5,270,000                44.1%



         (1) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock beneficially owned by them.

         (2) Mr. Heller owns 2,522,000 shares of Common Stock, and Mrs. Heller owns 2,660,000 shares of Common Stock and each has sole voting and dispositive power with respect to such shares. As they are husband and wife, each may be deemed the beneficial owner of the shares owned by the other.

         (3) Includes options to purchase up to 4,000 shares of Common Stock held by Mr. Licht.

         (4) Includes options to purchase up to 14,000 shares of Common Stock held by Mr. Keiser.

* Represents less than 1% of applicable shares of Common Stock outstanding.



Item 12.           Certain Relationships and Related Transactions.

     As of December 31, 1996 Mr. and Mrs. Heller owed the Company $136,495, which is unsecured, non-interest bearing and is payable upon demand. In April 1995, the Company issued 190,000 shares of Common Stock to each of Mr. and Mrs. Heller as additional compensation to which the Company attributed an aggregate value of $494,000. In May 1995, Mr. Heller advanced $570,000 to the Company in connection with the purchase of the Pompano Property which was repaid from the proceeds of the Company's initial public offering. Mr. and Mrs. Heller have also guaranteed the financing in the aggregate principal amount of $1,875,000 in connection with the Company's acquisition of the Pompano Property. Mr. and Mrs. Heller may be deemed parents of the Company as a result of their executive positions, service as directors and ownership of approximately 43.5% of the Common Stock .
                                      -27-

     In May 1995, Justin Corp. purchased the Adjacent Parcel for $450,000 from the Seller concurrently with the closing of the Pompano Property. All of the common stock of Justin Corp. is owned by Neal R. Heller and Elizabeth S. Heller. Upon the acquisition of the Adjacent Parcel, Justin Corp. delivered the Adjacent Parcel Mortgage Loan in the original principal amount of $450,000 to TransFlorida Bank, which has been guaranteed by Mr. and Mrs. Heller. The Pompano Property is also encumbered by the Adjacent Parcel Mortgage Loan, on which the Company has agreed to make the payments.

     The $525,000 Second Mortgage Loan delivered to the Seller in connection with the purchase of the Pompano Property also encumbers the Adjacent Parcel. Although Justin Corp. is jointly and severally liable with the Company thereon, the Company has agreed to make all of the payments on the Second Mortgage Loan, which will provide a benefit to Mr. and Mrs. Heller, in consideration for Justin Corp's grant of ingress, egress and parking rights to the Company and Justin Corp.'s payment for excavating a portion of the Adjacent Parcel which contained elevated volatile organic compounds in the soil. See "Description of Properties."

     In the event of the sale of the Adjacent Parcel, the Seller has agreed to release the Adjacent Parcel from the Second Mortgage Loan upon the payment of $200,000 and the accrued interest thereon. The Company is responsible for such payment, which will be a reduction of the principal balance of the Second Mortgage Loan, as part of the Company's obligation to make all of the payments on the Second Mortgage Loan. If Justin Corp. makes such payment, then the Company will repay such amount to Justin Corp. based upon the terms of the Second Mortgage Loan. The Company does not have any options or any rights of first refusal to purchase the Adjacent Parcel. The Company has also agreed to make the payments on the $450,000 Adjacent Parcel Mortgage Loan.

     In July 1996 the Company borrowed $125,000 from Arthur Keiser, a director of the Company, and repaid such amount plus interest at the rate of 12% per annum in December 1996. In July 1996, in connection with such loan the Company granted Mr. Keiser an option to purchase 10,000 shares of the Company's Common Stock at an exercise price equal to the fair market value on the date of the grant for a period of five years.

     Martin C. Licht was issued 50,000 shares of Common Stock in April 1995 in consideration of his agreement to serve as a director of the Company. The Company paid law firms in which Mr. Licht was a member $268,812 in 1995 and $49,000 in 1996 and owed such firms an additional $30,000 as of December 31, 1996. In addition, in December, 1995, Neal R. Heller, the Company's President transferred 20,000 shares of his Common Stock to Arthur Keiser, a director of the Company.
                                      -28-

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Index to Financial Statements

    1. Financial Statements                                                 Page

       Independent Auditor's Report                                         F-2

       Consolidated Balance Sheet - December 31, 1996                       F-3

       Consolidated Statements of Operations - Years Ended
       December 31, 1996 and 1995                                           F-4

       Consolidated  Statement  of  Changes  in  Stockholders'  Equity
       - For the period from December 31, 1994 through December 31, 1996    F-5

       Consolidated Statements of Cash Flow - Years Ended December
       31, 1996 and  1995                                                   F-6

       Notes to Financial Statements                                        F-8

    2. Exhibits Included Herein

       See Exhibit Index on page 34 hereof for the exhibits filed as part of this Form 10-KSB.

(b)    Reports on Form 8-K

       None.

(c)    Exhibit Index


Number       Description of Exhibit



3.1         Amended and Restated Certificate of Incorporation of the Company.*

3.2         Amended and Restated By-Laws of the Company.*

4.1         Specimen Certificate of the Company's Common Stock.*

4.2         Form of Class A Warrant.*

4.3         Form of Class B Warrant.*

4.4 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.*

4.5         Form of Underwriter's Warrants.*

4.6         1994 Stock Option Plan.*

10.1        Form of Employment Agreement between the Company and Neal R.Heller.*

10.2        Form of Employment Agreement between the Company and Elizabeth S.
            Heller.*

10.3 Lease, dated April 29, 1993, between Florida Institute of Massage Therapy, Inc.,s tenant, and MICC Venture, as landlord, as amended.*

10.4 Lease, dated April 10, 1991, between Florida Institute of Massage Therapy, Inc., as tenant, and Superior Investment & Development Corporation, as agent, for IDCOR 50/50 Associates.*

10.5 Department of Education, Office of Postsecondary Education, Office of Student Financial Assistance Program Participation Agreement, dated March 28, 1994, between the Company and the USDOE.*

10.6 Purchase and Sale Agreement between Merrick Venture Capital, Inc., as seller, and the Company, as buyer.*

10.7 First Mortgage Loan Documents between the Company and TransFlorida Bank in connection with the purchase of the Pompano Property.

10.8 Equity Credit Plan and Note, dated March , 1994, among the Company, F.I.M.T.E. Supply, Inc., Neal R. Heller, Elizabeth S. Heller and American Bank of Hollywood.*

10.9 Form of Financial Consulting Agreement between the Company and the Underwriter.*

10.10 Second Mortgage Loan Documents between the Company and Merrick Venture Capital, Inc.*

10.11 Agreement dated June 7, 1995 between Natural Health Trends Corp. and Justin Real Estate Corp.*

10.12 Property Management Agreement dated June 7, 1995 between Natural Health Trends Corp. and Justin Real Estate Corp.*

10.13 Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp., Samantha Haimes and Leonard Haimes.

10.14 Employment Agreement between Health Wellness Nationwide Corp. and Kaye Lenzi.

21.1        List of Subsidiaries.

27.1        Financial Data Schedule


*  Previously filed with Registration Statement No. 33-91184.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March  21, 1997                  NATURAL HEALTH TRENDS CORP.

                                      By:/s/Neal R. Heller______________________
                                         Neal R. Heller, Chairman of the
                                         Board, President, Chief Financial
                                         and Accounting Officer and Chief
                                         Executive Officer


                                      By:/s/Elizabeth S. Heller_________________
                                         Elizabeth S. Heller, Secretary and
                                         Treasurer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

      Name                   Title                                Date


/s/Neal R. Heller ____       Chairman of the Board, President,    March 21, 1997
Neal R. Heller               Chief Financial and Accounting
                             Officer, Chief Executive Officer and
                             Director


/s/Elizabeth S. Heller_      Secretary, Treasurer and Director    March 21, 1997
Elizabeth S. Heller


/s/Arthur Keiser________     Director                             March 21, 1997
Arthur Keiser


/s/Martin C. Licht______     Director                             March 21, 1997
Martin C. Licht

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




                                                                    PAGE NUMBER
Independent Auditors' Report                                            F-2
Consolidated Balance Sheet                                              F-3
Consolidated Statement of Operations                                    F-4
Consolidated Statement of Stockholders' Equity                          F-5
Consolidated Statement of Cash Flows                                    F-6
Notes to Consolidated Financial Statements                              F-8

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Natural Health Trends Corp. and Subsidiaries
Pompano Beach, Florida

     We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, the financial position of Natural Health Trends Corp. and Subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                    /s/Feldman Radin & Co., P.C.
                                                    ----------------------------
                                                    Feldman Radin & Co., P.C.
                                                    Certified Public Accountants

New York, New York
March 7, 1997

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996


                                     ASSETS



CURRENT ASSETS:
     Cash                                                     $         517,323
     Restricted cash                                                    258,932
     Accounts receivable                                              1,481,589
     Inventories                                                        255,182
     Due from officers                                                  136,495
     Due from affiliate                                                  23,724
     Prepaid expenses and other current assets                           46,317
                                                                ----------------
         TOTAL CURRENT ASSETS                                         2,719,562

PROPERTY AND EQUIPMENT                                                3,126,586

OTHER ASSETS                                                          1,626,135
                                                                ----------------

                                                              $       7,472,283
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                         $         447,378
     Accrued expenses                                                   347,441
     Deposits                                                            37,580
     Current portion of long-term debt                                  424,802
     Deferred revenue                                                   763,880
                                                                ----------------
         TOTAL CURRENT LIABILITIES                                    2,021,081
                                                                ----------------

LONG-TERM DEBT                                                        1,899,577

COMMON STOCK SUBJECT TO PUT                                             380,000


STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,500,000 shares authorized;
         no shares issued and outstanding                                    -
     Common stock, $.001 par value; 40,000,000 shares authorized;
         12,346,012 shares issued and outstanding                        12,346
     Additional paid-in capital                                       6,230,652
     Accumulated deficit                                             (2,595,123)
     Common stock subject to put                                       (380,000)
     Prepaid stock compensation                                         (96,250)
                                                                ----------------
         TOTAL STOCKHOLDERS' EQUITY                                   3,171,625
                                                                ----------------

                                                              $       7,472,283
                                                                ================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                   Year Ended December 31,
                                             -----------------------------------
                                                   1996               1995
                                             ----------------   ----------------


REVENUES                                   $       7,218,841  $       3,941,259

COST OF SALES                                      4,442,499          2,268,866
                                             ----------------   ----------------
GROSS PROFIT                                       2,776,342          1,672,393

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       3,412,769          2,359,600

NON-CASH IMPUTED COMPENSATION EXPENSE                 22,000            731,000
                                             ----------------   ----------------

OPERATING INCOME (LOSS)                             (658,427)        (1,418,207)

WRITE-OFF OF DEFERRED FINANCE COSTS                        -           (329,974)
INTEREST EXPENSE, net                               (231,112)          (117,661)
                                             ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                   (889,539)        (1,865,842)

PROVISION FOR INCOME TAXES                                 -            (27,294)
                                             ----------------   ----------------

NET INCOME (LOSS)                          $        (889,539) $      (1,838,548)
                                             ================   ================

EARNINGS (LOSS) PER COMMON SHARE           $           (0.08) $           (0.20)
                                             ================   ================

WEIGHTED AVERAGE COMMON SHARES USED               11,213,980          9,314,816
                                             ================   ================


















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                Common
                                               Common Stock          Additional   Retained       Stock      Deferred
                                          ------------------------    Paid-in     Earnings      Subject       Stock
                                            Shares        Amount      Capital     (Deficit)      to Put    Compensation    Total
                                          -----------  -----------  -----------  ------------  -----------  -----------  ----------

BALANCE - DECEMBER 31, 1994                6,727,744  $     6,727  $   159,490  $   132,964  $  (110,000)  $     -      $  189,181

     Shares issued in bridge financing       361,672          362       62,931        -              -           -          63,293
     Shares issued to employees and director 472,000          472      598,528        -              -           -         599,000
     Shares issued in bridge financing       720,000          720      125,280        -              -           -         126,000
     Shares issued to various lenders        127,692          128      165,872        -              -           -         166,000
     Shares transferred by principal
         shareholder for services               -             -        132,000        -              -           -         132,000
     Initial public offering               2,300,000        2,300    2,623,188        -              -           -       2,625,488
     Cancellation of put on common stock        -             -            -          -          110,000         -         110,000
     Net loss                                   -             -            -     (1,838,548)         -           -      (1,838,548)
                                          -----------  -----------  -----------  -----------  -----------  ----------   -----------

BALANCE - DECEMBER 31, 1995               10,709,108       10,709    3,867,289   (1,705,584)         -           -       2,172,414

     Shares issued for acquisitions          380,000          380    1,367,620        -              -           -       1,368,000
     Shares issued for consulting agreement  100,000          100      164,900        -              -       (165,000)         -
     Amortization of prepaid consulting         -             -            -          -              -         68,750       68,750
     Shares issued to employees               16,000           16       21,984        -              -           -          22,000
     Convertible debenture treated as
        converted                          1,140,904        1,141      808,859        -              -           -         810,000
     Common stock subject to put               -              -            -          -         (380,000)        -        (380,000)
     Net loss                                  -              -            -       (889,539)         -           -        (889,539)
                                         ------------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCE - DECEMBER 31, 1996               12,346,012  $    12,346  $ 6,230,652  $(2,595,123) $  (380,000) $   (96,250) $ 3,171,625
                                         ============  ===========  ===========  ===========  =========== ============  ===========












               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                      Year Ended December 31,
                                                                                                 -----------------------------------
                                                                                                      1996               1995
                                                                                                 ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                         $        (889,539) $      (1,838,548)
                                                                                                 ----------------   ----------------

     Adjustments to reconcile  net income  (loss) to net cash  provided by (used
         in) operating activities:
         Depreciation and amortization                                                                   244,571             96,066
         Non-cash imputed compensation expense                                                            22,000            731,000
         Write-off of deferred finance costs                                                                   -            329,974

     Changes in assets and liabilities (net of effects of acquisition):
         Decrease (increase) in accounts receivable                                                     (707,544)           (13,406)
         Decrease (increase) in inventories                                                             (130,295)           (55,616)
         Decrease (increase) in prepaid expenses and other current assets                                 31,393            (44,891)
         Decrease (increase) in due from affiliate                                                        (1,200)           (22,524)
         Decrease (increase) in other assets                                                             (11,023)            13,055
         Payments for deferred finance costs                                                                   -           (120,681)
         Increase (decrease) in accounts payable                                                          97,959             28,421
         Increase (decrease) in accrued expenses                                                         286,463             58,087
         Increase (decrease) in deposits                                                                 (23,495)            61,075
         Increase (decrease) in deferred revenue                                                         278,636            (67,830)
         Increase (decrease) in deferred taxes                                                                 -            (27,294)
                                                                                                 ----------------   ----------------
            TOTAL ADJUSTMENTS                                                                             87,465            965,436
                                                                                                 ----------------   ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                     (802,074)          (873,112)
                                                                                                 ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired                                                   (11,388)           (108,933)
     Capital expenditures                                                                               (438,650)        (2,714,402)
                                                                                                 ----------------   ----------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                     (450,038)        (2,823,335)
                                                                                                 ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in due from officer                                                                         (1,887)            (6,800)
     Increase in restricted cash                                                                        (258,932)                 -
     Proceeds from sale of debentures                                                                    810,000                  -
     Proceeds from notes payable and long-term debt                                                      349,851          2,158,077
     Payments of notes payable and long-term debt                                                        (44,215)          (528,275)
     Proceeds from issuance of common stock, net of expenses                                                   -          2,986,300
                                                                                                 ----------------   ----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                      854,817          4,609,302
                                                                                                 ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                                         (397,295)           912,855

CASH, BEGINNING OF YEAR                                                                                  914,618              1,763
                                                                                                 ----------------   ----------------

CASH, END OF YEAR                                                                              $         517,323  $         914,618
                                                                                                 ================   ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NATURAL HEALTH TRENDS CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (CONTINUED)


                                                                                                      Year Ended December 31,
                                                                                                 -----------------------------------
                                                                                                      1996               1995
                                                                                                 ----------------   ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                                              $         236,671  $         131,077
                                                                                                 ================   ================
         Income taxes                                                                          $               -  $               -
                                                                                                 ================   ================

DISCLOSURE OF NONCASH FINANCING  AND INVESTING ACTIVITIES:

     In July 1995, an individual converted $10,000 in debt for 7,692 shares of common stock.

     In November 1995, the Company incurred a note payable in the amount of $125,000 to the seller in a business acquisition.






































               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1.       ORGANIZATION

     Natural Health Trends Corp. (formerly known as Florida Institute of Massage Therapy, Inc.) (the "Company") was incorporated under the laws of the State of Florida in December 1988.

     The Company's primary business is the operation of schools which develop, market and offer curricula in therapeutic massage training and holistic skin care therapy. The Company presently has a total of three schools, located in the Miami, Pompano Beach and Oviedo, Florida areas. F.I.M.T.E. Supply, Inc. is a wholly owned subsidiary which owns and operates on-site book stores servicing the school's students, practicing therapists and the public. During 1995, the Company formed Corporate Body, Inc., a wholly-owned subsidiary which is engaged in the business of providing on-site corporate massage primarily at business establishments. Additionally, during 1995, the Company purchased a building in Pompano Beach, Florida, part of which is used to house the Pompano Beach school, and the rest of which is rented out to unrelated commercial tenants, providing incidental rental income to the Company.

     In 1996, the Company purchased a natural health care center operated by Sam Lilly, Inc. doing business as Medicine and Lifestyles in Boca Raton, Florida and acquired the capital stock of Managenet Inc., KBM Consultants, Medical Service Consultants, and Diagnostic Services, Inc., doing business as the Institute of Natural Medicine in Pompano Beach, Florida. The natural health care centers provide multi-disciplinary complementary health care in the areas of alternative and nutritional medicine.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Natural Health Trends Corp. and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

     B. Accounts Receivable - Accounts receivable consists primarily of tuition due from students and federal and state governmental agencies.

     C. Inventories - Inventories consisting primarily of books and supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     D. Property and Equipment - Property and equipment is carried at cost. Depreciation is computed using the straight-line method and accelerated methods over the useful lives of the various assets, which is generally five to seven years for equipment, and furniture and fixtures, and thirty-nine years for the building.

     E. Deferred Revenue -Deferred revenue represents tuition revenues which will be recognized into income as earned. Tuition revenue is recognized as earned over the enrollment period.

     F. Earnings (Loss) Per Common Share - Earnings (loss) per common share are computed on the basis of weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods. In accordance with Securities and Exchange Commission accounting rules, shares issued within one year of the Company's initial public offering are included in all reported periods for purposes of this calculation.

     G. Accounting Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     H. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

     I. Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," the Company intends to adopt the pro forma disclosure requirements of Statement No. 123 in fiscal 1997.

     J. Impairment of Long - Lived Assets - The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" as of January 1, 1996. Such adoption had no material effect on the financial position of the Company.

3.       DUE FROM OFFICERS

                  As of December 31, 1996, the Company is due $136,495 from officers representing temporary non-interest bearing advances.


4.       PROPERTY AND EQUIPMENT

         Property and Equipment consisted of the following at December 31, 1996:


Equipment, furniture and fixtures                          $            378,641
Building and improvements                                             2,637,989
Land                                                                    470,000
                                                              ------------------
                                                                      3,486,630
Less: Accumulated depreciation                                         (360,044)
                                                              ------------------
                                                           $          3,126,586
                                                              ==================


5.       OTHER ASSETS

         Other assets consisted of the following at December 31, 1996:


Deposits                                                     $           45,799
Covenant not to compete, net of
accumulated amortization of $13,546                                      36,454
Goodwill, net of accumulated
amortization of $81,123                                               1,543,882
                                                               -----------------
                                                             $        1,626,135
                                                               =================

     The goodwill and the covenant not to compete arise in connection with the acquisitions of businesses made by the Company in 1996 and 1995. The goodwill is being amortized over its estimated useful life of 20 years, and the covenant is being amortized over its contractual term of four years.

6.       LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 1996:


Note payable for purchase of school, bearing interest at
8.75%, principal and interest payments due quarterly
commencing February 1996 through November 1999                    $      97,683

First Mortgage Note payable to a bank,  bearing  interest at prime +2%.  Monthly payments consisting of principal and interest are approximately  $13,232 and are payable through May 1, 2002, at which time the balance of principal is due in a balloon payment
on May 1, 2002                                                        1,331,425

Second Mortgage Note payable to a bank, bearing interest
at prime +2%.  Monthly payments consisting of principal
and interest are approximately $5,145 through May 1,
2002, at which time the balance of principal is due in a
balloon payment on May 1, 2000                                          518,117

Line of Credit - Merrill Lynch, for a maximum availability of
$300,000, annually renewable in November with interest at prime
+1%, collateralized by money market accounts held with Merrill Lynch    300,000

Line of Credit - Capital Bank,  for a maximum  amount of $350,000
(with a total availability of $30,000 at December 31, 1996),
maturing April 1997 and carrying interest at 7%                          30,000

Other                                                                    47,154
                                                                  --------------
                                                                      2,324,379
Less: Current portion                                                  (424,802)
                                                                  --------------
                                                                  $   1,899,577
                                                                  ==============

     Long-term debt maturities for the next five years are as follows:

          1997                  $ 424,802
          1998                     52,765
          1999                     57,650
          2000                     24,806
          2001                     27,677

7.       STOCKHOLDERS' EQUITY

     A. The Company is authorized to issue 40,000,000 shares of common stock, $.001 par value per share.

     B. In January 1994, the Company issued 832,500 shares of its common stock and 500,000 options to purchase common stock for $1.63 per share. Such options were canceled in February 1996, at which time the individual received options for 100,000 shares of the Company's common stock at $1.65 per share. This individual also entered into a two year consulting agreement with the Company providing for a total fee of $165,000, which was accepted in lieu of the option exercise price for the 100,000 shares. The prepaid portion of this consulting fee is shown as a reduction in stockholders' equity.

     C. In October 1994, the Company declared a 1.56 to 1 stock split. Accordingly, the effect of the stock split has been retroactively applied to all periods presented.

     D. In October and November 1994, the Company sold 733,334 shares of common stock for $.15 per share in a private placement. Such shares were subject to a put which expired upon completion of the initial public offering. Since such sales were made to unrelated third parties at $.15 per share, such price represents the fair market value of the Company's common stock at that time.

     E. In October 1994, an individual converted an $80,000 note payable plus $14,667 of accrued interest into 111,110 shares of the Company's common stock.

     F. In April 1995, the Company effected a 1 2/3 to one stock split which has been retroactively applied to all common share data.

     G. In January and February, 1995, the Company sold 361,672 shares of its common stock and warrants to purchase up to 723,344 shares of common stock as part of a private placement of 14 Units. Each Unit consisted of (i) a $25,000 promissory note payable, bearing interest at 10% per annum, due upon the earlier of December 31, 1995 or the receipt of $3,000,000 from the sale of the Company's debt and/or equity securities in a public or private financing, (ii) 25,834 shares of common stock, $.001 par value, (iii) a warrant to purchase up to 25,834 shares of common stock at $3.00 per share (the "Class A Warrant"), and
(iv) a warrant to purchase up to 25,834 shares of common stock at $3.63 per share (the "Class B Warrant"). The common stock issued in January and February 1995 was valued at $.175 per share which equaled the fair market value per share as determined by the price per share paid by unrelated third parties in April 1995. The aggregate value of such shares was $63,293. Such amount was recorded as deferred finance costs. An additional $120,681, which represents direct expenses associated with the financing was also recorded as deferred finance costs. The unamortized balance of the deferred finance costs was written off upon the early repayment of the notes upon completion of the initial public offering.

     H. In April 1995, the Company sold 720,000 shares of common stock for $.175 per share, realizing gross proceeds of $126,000. Since such sales were made to unrelated third parties at $.175 per share such price represents the fair market value of the Company's common stock at that time. Also in April 1995, the Company issued a total of 380,000 shares to Company officers and 50,000 shares to an individual who agreed to serve as a director, all such shares being issued as compensation. Such shares of common stock were valued at the assumed fair market value of $1.30 (based on the initial public offering price of $1.63 per share less a 20% discount for restrictions on the resale of such shares). This resulted in an aggregate charge upon the issuance of such shares of common stock of $559,000.

     I. In July 1995, the Company issued 32,000 shares to employees for past services.

     J. In October 1995, the Company issued 10,000 shares to an employee, recording compensation expense aggregating $40,000 in connection with this issuance.

     K. In October 1995, the Company declared a 2 for 1 stock split. All common shares data is retroactively restated to reflect this transaction.

     L. In December 1995, the Company's president, who is also a principal shareholder, transferred an aggregate of 40,000 shares to three individuals who had provided services to the Company. The fair market value of these shares has been recorded as an expense totaling $132,000.

     M.  During  1996,   the  Company  issued  16,000  shares  to  employees  as
compensation.

     N. In January 1996, the Company issued 380,000 shares in a business acquisition accounted for as a purchase.

     O. In June 1996, the Company issued 110,000 shares in a business acquisition accounted for as a pooling. Such shares are retroactively shown as outstanding for all periods presented.

     P. In December 1996, the Company sold $900,000 in convertible debentures. In March 1997, such debentures were converted into 1,140,904 shares of common stock. The Company is accounting for these as an equity sale and such shares are presented as outstanding from the date of sale.


8.       INCOME TAXES

                  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1996, the Company had net deferred tax assets of approximately $663,000. The Company has established a valuation allowance for the full amount of such deferred tax assets. The following table gives the Company's deferred tax assets and (liabilities) at December 31, 1996:


Net operating loss deduction                          $                 515,000
Deferred revenue                                                        305,000
Section 481 adjustment                                                 (165,000)
Other                                                                     8,000
Valuation allowance                                                    (663,000)
                                                            --------------------
                                                      $             -
                                                            ====================

     The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                                 Year Ended
                                                                   ---------------------------------------
                                                                                December 31,
                                                                   ---------------------------------------
                                                                         1996                   1995
                                                                   -----------------      ----------------

Income tax (benefit) computed at statutory rate                $           (311,000)   $         (614,000)
Effect of temporary differences                                             137,000                   -
Effect of permanent differences                                             (18,000)              275,000
Tax benefit not recognized                                                  192,000               311,706
                                                                   -----------------      ----------------
Provision for income taxes (benefit)                           $           -           $          (27,294)
                                                                   =================      ================



         The  net  operating  loss   carryforward   at  December  31,  1996  was
         approximately $1,288,000 and expires in the years 2010 to 2011.


9.       COMMITMENTS AND CONTINGENCIES

     A. The Company leases its school facilities under non-cancelable operating leases. The lease terms are five years and expire from July 1997 through November 2000.

     Rent expense for the years ended December 31, 1996 and 1995 was $647,907 and $365,068, respectively. Minimum rental commitments over the next five years are as follows:

          1997                                     $        573,092
          1998                                              434,966
          1999                                              175,880
          2000                                              164,493
          2001                                               15,458

     B. The Company has entered into employment agreements with its two executive officers which currently provide for annual salaries of $312,500. The agreements expire in December 1997. In connection with the acquisitions occurring in 1996, the Company entered into employment/consulting agreements with three individuals for aggregate annual compensation of $500,000, expiring on various dates through June 1999.

     C. Litigation - In 1996 the landlord of premises formerly occupied by the Company filed suit against the Company for the collection of unpaid rent and other charges in the amount of approximately $195,000. The Company has accrued certain amounts that it feels are adequate as a contingency for settlement of this suit.

10.      PURCHASE OF BUILDING

         The Company purchased a building located in Pompano Beach, Florida (the "Pompano Property") to which it relocated from Lauderhill, Florida. The purchase price for the property was $2,350,000, of which $1,875,000 was financed through a first and second mortgage. The Pompano Property is encumbered by mortgages securing repayment of loans made to acquire an adjacent parcel which is owned by Justin Real Estate Corp. ("Justin Corp."). All of the common stock of Justin Corp. is owned by principal shareholders of the Company. In the event that Justin Corp. defaults on its obligations under such mortgage loans, the mortgagee could foreclose on the mortgages encumbering the Pompano Property.


11.      INITIAL PUBLIC OFFERING

                  In June 1995, the Company completed an initial public offering, selling a total of 2,300,000 units for $1.63 per unit. Each unit consisted of one share of common stock, one Class A Warrant to acquire one share of common stock at $3.00 and one Class B Warrant to acquire one share at $3.63. Commencing June 21, 1996, the warrants will be exercisable for a period of four years. The underwriters received an option to purchase 200,000 units at 150% of the offering price for a period of four years commencing June 21, 1996. Additionally, the Company entered into a consulting agreement with the underwriters for a term of 24 months at $2,000 per month, which was paid in advance at the closing of the offering.

12.      REVENUES

                  The schools  obtain a large  proportion of their revenues from
         Federal and State student financial aid programs. For the year ended December 31, 1996, the schools derived approximately 61% of tuition collections from students with financial aid and approximately 39% from students without financial aid. The schools' ability to obtain such funding is dependent on a number of factors, including meeting various educational accreditation and licensing standards and also certain financial standards such as maintaining at least a 15% ratio of non-financial aid students and not experiencing a student loan default rate in excess of 25% for three consecutive years. The schools' student loan default rate for 1993 and 1994 was 10% and 9%, respectively. The definitive default rates for 1995 and 1996 will not be available until the third quarters of 1997 and 1998, respectively. The Company believes it has complied with all other factors necessary to obtain funding.

                  The duties of disbursing Federal aid funds is handled by an independent service company through separate federal trust accounts. All requests and payments for Federal funds are done by the outside service company. Federal aid funds are wired into a separate U.S. Federal Pell Trust Account and the money can only be transferred to the Company's operating accounts with check registers issued by the outside service company. The Company believes that it is in compliance with Federal requirements with respect to the administration of Federal aid programs.


13.      COMMON STOCK SUBJECT TO PUT

                  In connection with the January 1996 acquisition of the net assets of Sam Lilly, Inc. the 380,000 shares issued in connection with the acquisition are subject to the seller's ability to require the Company to repurchase such shares for a three year period for $380,000, in the event that the aggregate market value of the shares falls below $380,000. Such shares are excluded from permanent equity on the accompanying balance sheet.


14.      PREFERRED STOCK

                  The Company is authorized by its articles of  incorporation to issue a maximum of 1,500,000 shares of $.001 par preferred stock, in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Company's board of directors may, from time to time, determine. No shares of preferred stock have been issued to date.

15.      STOCK OPTION PLAN

                  Under the Company's 1994 Stock Option Plan, up to 666,666 shares of common stock are reserved for issuance. The exercise price of the options will be determined by the Stock Option Committee selected by the board of directors, but the exercise price will not be less than 85% of the fair market value on the date of grant. Towards the end of 1995, 2,000 options were issued to each of two directors at an exercise price equal to the market price at the time. During 1996 the Company issued 10,000 options to a director at a price equal to the fair market value on the date of grant. No other options have been issued under this plan.

         The Company has adopted the disclosure-only option under SFAS No. 123, Accounting for Stock-Based Compensation, as of December 31, 1995. If the accounting provisions of the new Statement had been adopted as of the beginning of 1995, the effects on 1995 and 1996 net earnings would have been immaterial.

16.      ACQUISITIONS

     A. In November 1995, the Company made a business acquisition through the acquisition of substantially all the operating assets and liabilities of the Reese Institute ("Reese"), located in Oviedo, Florida. The acquisition of Reese has been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values which approximates book value. The following table summarizes this acquisition:

Purchase Price, including acquisition costs            $                267,550
Liabilities assumed                                                     130,727
Assets acquired                                                        (222,337)
                                                             -------------------
Goodwill                                               $                175,940
                                                             ===================

     Goodwill is being amortized over a period of 20 years. The purchase price was settled through the payment of $125,000 at closing and a note payable to the seller of $125,000.

     B. In January 1996, the Company's newly-formed wholly-owned subsidiary, Health Wellness Nationwide Corp., acquired all of the assets and assumed all of the liabilities of Sam Lilly, Inc. in exchange for 380,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values which approximates book value as follows:


Purchase price, including acquisition costs       $                   1,416,000

Liabilities assumed                                                      29,000
Assets acquired                                                         (59,667)
                                                        ------------------------
Goodwill                                          $                   1,385,333
                                                        ========================

     Purchase price includes the following: $1,368,000 for stock issued and $48,000 for acquisition costs consisting of professional fees.

     The following schedule combines the unaudited pro-forma results of the Company, Sam Lilly, Inc., and Reese Institute, Inc. as if the acquisitions occurred on January 1, 1995 and includes such adjustments which are directly attributable to the acquisitions. It should not be considered indicative of the results that would have been achieved had the acquisitions not occurred or the results that would have been obtained had the acquisitions actually occurred on January 1, 1995.

                                               Year ended December 31,
                               -------------------------------------------------
                                       1996                         1995
                                --------------------        --------------------
Net sales                      $         7,361,923         $          5,828,599
                                ====================        ====================
Net loss                       $          (912,325)        $         (1,941,609)
                                ====================        ====================
Net loss per share             $             (0.08)        $              (0.20)
                                ====================        ====================
Shares used in computation              11,229,813                    9,694,816
                                ====================        ====================

         C. In June 1996, the Company acquired all of the outstanding common stock of four companies doing business as the Institute of Natural Medicine, in exchange for 110,000 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of the Institute.

                  Net sales and net income (loss) for the individual entities are as follows:


Year ended December 31, 1996                           NHT                     Institute                  Combined
----------------------------                           ---                     ---------                  --------
Net sales                                  $             6,418,273   $                 800,568  $             7,218,841
                                               ====================      =====================      ====================
Net income (loss)                          $              (971,989)  $                  82,450  $              (889,539)
                                               ====================      =====================      ====================

Year ended December 31, 1995
Net sales                                  $             3,138,203   $                 803,056  $             3,941,259
                                               ====================      =====================      ====================
Net income (loss)                          $            (1,938,869)  $                 100,321  $            (1,838,548)
                                               ====================      =====================      ====================


17.      CONVERTIBLE DEBENTURES

                  In December 1996, the Company issued $900,000 of 10% convertible debentures. In March 1997, all such debentures were
         converted  into  shares  of  common  stock.   Shares   attributable  to
         conversions  of  principal   outstanding  at  December  31,  1996,  are
         retroactively shown as outstanding at that time. The debentures contained the provision that any principal outstanding on the third anniversary converted into shares of common stock. Accordingly, the Company is accounting for these securities as equity instruments. Associated costs, consisting of commissions at 10% and professional fees have been charged to paid in capital. The principal and accrued interest on the debentures were convertible at the option of the holder into shares of common stock of the Company commencing in February 1997, at a conversion price equal to 80% of the average closing bid price for the five trading days immediately preceding the notice of conversion. An additional $400,000 of debentures were sold subsequent to year end through February 3, 1997.

18.      SEGMENT INFORMATION

         Summary information for the Company's two significant industry segments is as follows:


                                                                             Medical              Other Not Deemed
Year ended December 31, 1996                           Schools               Clinics                 Reportable        Total
                                                       -------               -------                 ----------        -----

     Revenues                                 $          4,444,074  $          2,374,469    $       400,298   $        7,218,841
                                                   ===============       ===============      =============      ===============
     Operating income (loss)                  $          1,015,420  $          (176,191)    $      (182,237)  $          656,992
                                                   ===============       ===============      =============
     General corporate expenses                                                                                       (1,546,531)
                                                                                                                 ---------------
     Net income (loss)                                                                                        $         (889,539)
                                                                                                                 ===============
     Identifiable assets                      $          1,883,951  $          1,486,728    $     4,101,604   $        7,472,283
                                                   ===============       ===============      =============     ================
     Other information:
     Depreciation and amortization            $             49,227  $             47,625
                                                   ===============       ===============
     Capital expenditures                     $           -         $             95,323
                                                   ===============       ===============


                  The Company did not have reportable segments for the year ended December 31, 1995.


19.      RELATED PARTY TRANSACTION

         The Company pays rent to an affiliate with respect to a parcel adjacent to the Pompano property. Rent expense for the years ended December 31, 1996 and 1995 was $62,000 and $37,000 respectively.