Form 10QSB
period 1997-03-31
NATURAL HEALTH TRENDS CORP
filed 1997-05-22
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-25238

                           NATURAL HEALTH TRENDS CORP.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        (Exact name of Small Business Issuer as specified in its charter)


         Florida                                        59-2705336
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                        2001 West Sample Road, Suite 318
                             Pompano Beach, FL 33064
--------------------------------------------------------------------------------

                    (Address of Principal Executive Offices)

                                 (954) 969-9771
--------------------------------------------------------------------------------

                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                                             No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 1997 was 12,811,261 shares.

                           NATURAL HEALTH TRENDS CORP.


                                      INDEX



                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION
    ITEM 1.     FINANCIAL STATEMENTS
                Consolidated Balance Sheet as of March 31, 1997              1
                (unaudited)
                Consolidated Statements of Operations (unaudited) for
                the Three months ended March 31, 1997 and 1996               2

                Consolidated Statements of Cash Flows (unaudited) for
                the Three months ended March 31, 1997 and 1996               3

                Notes to the financial statements                          4-6
     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                 7-9
PART II - OTHER INFORMATION                                                 10
     ITEM 5.    OTHER INFORMATION
     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE                                                                   11

NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997

                                   (UNAUDITED)





                                     ASSETS

CURRENT ASSETS:
     Cash                                                $             219,435
     Restricted cash                                                   250,000
     Accounts receivable                                             1,721,295
     Inventories                                                       281,299
     Due from officers                                                 138,976
     Due from affiliate                                                 23,724
     Prepaid expenses and other current assets                          81,681
                                                            --------------------
         TOTAL CURRENT ASSETS                                        2,716,409

PROPERTY, PLANT AND EQUIPMENT                                        3,161,968
GOODWILL                                                             1,524,241
DEPOSITS AND OTHER ASSETS                                               78,861
                                                            --------------------

                                                         $           7,481,479
                                                            ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $             426,948
     Accrued expenses                                                  201,715
     Revolving credit line                                             206,053
     Current portion of long term debt                                  51,685
     Deferred revenue                                                  872,995
     Current portion of accrued consulting contract                    273,307
     Other current liabilities                                         186,485
                                                            --------------------
         TOTAL CURRENT LIABILITIES                                   2,219,188
                                                            --------------------

LONG-TERM DEBT                                                       1,791,617

ACCRUED CONSULTING CONTRACT                                            223,939

COMMON STOCK SUBJECT TO PUT                                            380,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,500,000
     shares authorized; no shares issued and outstanding                     -
     Common stock, $.001 par value; 40,000,000 shares
         authorized; 12,811,261 shares issued and
         outstanding at March 31, 1997                                  12,811
     Additional paid-in capital                                      6,582,013
     Retained earnings (accumulated deficit)                        (3,272,464)
     Common stock subject to put                                      (380,000)
     Prepaid stock compensation                                        (75,625)
                                                            --------------------
         TOTAL STOCKHOLDERS' EQUITY                                  2,866,735
                                                            --------------------

                                                         $           7,481,479
                                                            ====================



                 See notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                      Three months ended
                                                            March 31,
                                             -----------------------------------
                                                   1997               1996
                                             ---------------    ----------------


REVENUES                                   $      2,073,833   $       1,781,238

COST OF SALES                                     1,042,488           1,011,680
                                             ---------------    ----------------

GROSS PROFIT                                      1,031,344             769,558

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                      1,012,973             809,956

COST OF SEVERING EMPLOYMENT AGREEMENT               497,246                   -

LITIGATION SETTLEMENT                               111,517                   -

NON-CASH IMPUTED COMPENSATION EXPENSE                25,000                   -
                                             ---------------    ----------------


OPERATING INCOME (LOSS)                            (615,391)            (40,399)

OTHER INCOME (EXPENSE):
     Interest (net)                                 (61,949)            (47,955)
                                             ---------------    ----------------

INCOME (LOSS) BEFORE INCOME TAXES                  (677,340)            (88,354)

PROVISION FOR INCOME TAXES                                -                   -
                                            ---------------    ----------------

NET INCOME (LOSS)                          $       (677,340)  $         (88,354)
                                             ===============    ================

EARNINGS (LOSS) PER COMMON SHARE           $          (0.05)  $           (0.01)
                                             ===============    ================

WEIGHTED AVERAGE COMMON SHARES USED              12,462,324          11,075,775
                                             ===============    ================
















                 See notes to consolidated financial statements.

                          NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Three months ended
                                                               March 31,
                                                        ------------------------
                                                           1997          1996
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $ (677,340)  $ (88,354)
                                                         ----------    ---------
 Adjustments to reconcile net loss to net
   loss to net cash provided by (used in)
     operating activities:
   Depreciation and amortization                             82,912      54,868
   Non-cash imputed compensation expense                     25,000           -

 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable              (239,706)   (126,904)
   (Increase) decrease in inventories                       (26,117)        857
   (Increase) decrease in prepaid expenses                  (35,364)     20,803
   (Increase) decrease in deposits and other assets           3,392      (8,029)
   Increase (decrease) in accounts payable                  (20,430)     28,674
   Increase (decrease) in accrued expenses                   71,375      15,029
   Increase (decrease) in deferred revenue                  109,115      43,825
   Increase (decrease in accrued consulting contract        497,246           -
   Increase (decrease) in other current liabilities         (68,196)          -
                                                           ---------   ---------
      TOTAL ADJUSTMENTS                                     399,228      29,123
                                                           ---------   ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (278,112)    (59,231)
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                   (78,029)   (266,808)
     Acquisition expenses                                        -      (20,000)
     Purchase of marketable securities                           -     (250,000)
                                                           ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                       (78,029)   (536,808)
                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in due from officer                            (2,481)          -
     Decrease in restricted cash                              8,932           -
     Proceeds from sale of debentures                       326,826           -
     Proceeds from notes payable and long-term debt         255,000     170,000
     Payments of notes payable and long-term debt          (530,024)    (26,448)
     Distribution to shareholder                                  -     (92,087)
                                                           ---------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    58,253      51,465
                                                           ---------   ---------

NET INCREASE (DECREASE) IN CASH                            (297,888)   (544,574)

CASH, BEGINNING OF PERIOD                                   517,323     994,816
                                                           ---------   ---------

CASH, END OF PERIOD                                      $  219,435  $  450,243
                                                        =========== ============



                 See notes to consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1997

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

3.       LITIGATION SETTLEMENT

         Litigation settlement resulted from the settlement of the litigation brought about by the landlord in connection with the property leased by the Company in Lauderhill, Florida (the former location of the Pompano school) whose lease was to expire in July 1997. The settlement resulted in an additional charge of approximately $112,000 during the quarter ended March 31, 1997 in excess of amounts previously accrued.

4.       RESTATEMENT

         On June 26, 1996, the Company acquired the Institute of Natural Medicine, Inc., an alternative health care clinic, in a business combination accounted for as a pooling of interests. The Company acquired 100% of this company in exchange for 110,000 shares of its common stock. The accompanying statements of operations and cash flows for the three months ended March 31, 1996 have been restated to reflect the combined companies for all periods presented.

         The following table presents a breakdown of amounts included in the accompanying statement of operations for the three months ended March 31, 1996 attributable to each company:



      REVENUES:
      Natural Health Trends Corp.                     $               1,537,632
      Institute of Natural Medicine                                     243,606
                                                       -------------------------
                 Total                                $               1,781,238
                                                       =========================
      NET INCOME (LOSS):
      Natural Health Trends Corp.                     $                (140,824)
      Institute of Natural Medicine                                      52,470
                                                       -------------------------
                Total                                 $                 (88,354)
                                                       =========================


5.       ACCRUED CONSULTING CONTRACT

                  During the quarter ended March 31, 1997, the Company renegotiated with former a principal of Sam Lily, Inc. with whom it was obligated under an employment agreement to cancel the employment agreement and replace it with a consulting agreement. The consulting agreement requires the individual to provide services to the Company for one day per week through December 1998 at the rate of $5,862 per week. The Company has determined that the future services, if any, that it will require will be of little or no value and is accounting for this obligation as a cost of severing the employment contract. Accordingly, the present value (applying a discount rate of 10%) of all future payments is accrued in full at March 31, 1997.

6.       CONVERTIBLE DEBENTURES

         In April 1997, the Company issued $1,300,000 of 6% convertible debentures (the "Debentures"). Principal on the Debentures is due in March 2000. The principal and accrued interest on the Debentures are convertible into shares of common stock of the Company commencing the earlier of July 1997 or the effective date of the registration statement with the shares of Common Stock issuable upon conversion, at a conversion price equal to the lesser of $1.4375 or 80% of the average closing bid price of the Common Stock for the five trading days immediately preceding the notice of conversion.

         In conjunction with the issuance of the Debentures, the Company issued warrants to purchase an aggregate of 200,000 shares of Common Stock. The warrants are exercisable until April 3, 2002. Warrants to purchase 100,000 shares of Common Stock are exercisable at $2.4375 per share, and the balance are exercisable at $3.25 per share.

         The Company loaned $810,000 of the net proceeds from the issuance of the Debentures to Global Health Alternatives, Inc. ("Global") pending the closing of the acquisition of Global by Natural Health Trends Corp. under the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated March 19,1997. Principal and interest at prime are due on December 31,1997 or on demand. The loan is secured by all of the outstanding shares of common stock and the guarantee of two wholly owned subsidiaries of Global as well as assets of Global. In the event of termination of the Reorganization Agreement, the Company has the option to convert the amount due under the note into shares of common stock of Global at $2.25 per share.

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes contained in Item 1 hereof.

Forward-Looking Statements

When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words "will likely result", and "the Company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues:

Total revenues were $2,073,833 for the three months ended March 31,1997 compared to $1,781,238 for the three months ended March 31,1996. This represents an increase of $292,595 or 15%.

The Company believes that the increase is primarily attributable to increased tuition revenue of $321,065 due to increased enrollment primarily in the Company's Oveido school. Bookstore revenue also increased by $21,742 compared to the same period last year, which the Company believes is due primarily to the increased enrollment. Offsetting this was a decrease in the revenue in the Company's natural health care center in Boca Raton, Florida of $38,915. The Company believes that the decrease was primarily attributable to the growth hormone segment which showed a decline in revenue of $48,535. The decline is due to product becoming more readily available which has necessitated reducing charges to patients.

Cost of sales:

Cost of sales for the three months ended March 31, 1997 were $1,042,488 compared to $1,011,680 for the comparable period last year. Gross profit as a percentage of revenues was 49.7% compared with 43.2% for the three months ended March 31,1996. The Company believes that this is due to the increased enrollment in its Oviedo school, which did not require comparable increases in costs, as well as better control over the natural health care center expenses.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $1,012,973 for the three months ended March 31,1997 compared to $809,956 for the three months ended March 31, 1996, an increase of 25.1%. The Company believes that the increase is primarily due to increased expenses in the natural health care center located in Pompano Beach, Florida as well as increased expenses in the Oviedo school to support the increase in student enrollment. Additionally, the Company has increased its investor relations expense as well as retained an investment banking firm in connection with possible future acquisitions. As a percentage of revenues, these cost were 49% in the 1997 period as compared to 45% in the 1996 period

Litigation settlement:

The litigation settlement resulted from the settlement of the litigation commenced by the landlord in connection with property leased by the Company in Lauderhill, Florida. The leased property was the previous site of the Company's school now located in Pompano Beach, Florida.

Non-cash Imputed Compensation Expense:

During the three months ended March 31, 1997, the Company expensed $25,000 relating to the issuance of 20,000 shares of the Company's common stock to an employee which amount represents the fair market value of the shares of Common Stock issued to this individual.

This non cash expense in the first quarter of 1997 was accompanied by a corresponding increase in the additional paid-in capital account and resulted in no change to stockholder's equity.

Interest Expense

These cost for the three months ended March 31, 1997 were $61,949 as compared to $47,955 for the comparable period of 1996. The increase was due to increased line of credit borrowing.

Net Loss

For the three months ended March 31, 1997, the net loss was $180,094 compared to a net loss of $88,354 for the three months ended March 31, 1996. The increase in the loss is attributable to the impact of the individual elements discussed above.

Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements from cash provided through borrowing from institutions and from the sale of the Company's securities in private placements and the initial public offering of its securities. The Company's primary source of cash of cash receipts is from the payments for tuition, fees, and books. These payments were funded primarily from student and parent educational loans and financial aid under various Federal and state assistance programs and, to a lesser extent, from student and parent resources. The Company's secondary source of cash receipts is from services rendered at the Company's natural health care centers.

In April 1997, the Company issued $1,300,000 of 6% convertible debentures (the "Debentures"). Principal on the Debentures is due in March 2000. The principal and accrued interest on the Debentures are convertible into shares of common stock of the Company commencing the earlier of July 1997 or the effective date of the registration statement in connection with the shares of Common Stock issuable upon conversion, at a conversion price equal to the lesser of $1.4375 or 80% of the average closing bid price of the Common Stock for the five trading days immediately preceding the notice of conversion.

In conjunction with the issuance of the Debentures, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock. The warrants are exercisable until April 3, 2002. Warrants to purchase 100,000 shares of Common Stock are exercisable at $2.4375 per share, and the balance are exercisable at $3.25 per share.

The Company loaned $810,000 of the net proceeds from the issuance of the Debentures to Global Health Alternatives, Inc. ("Global") pending the closing of the acquisition of Global by Natural Health Trends Corp. under the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated March 19,1997. Principal and interest at prime are due on December 31,1997 or on demand. The loan is secured by all of the outstanding shares of common stock and the guarantee of two wholly owned subsidiaries of Global as well as assets of Global. In the event of termination of the Reorganization Agreement, the Company has the option to convert the amount due under the note into shares of common stock of Global at $2.25 per share.

At March 31, 1997 the ratio of current assets to current liabilities was 1.22 to
1.0. Working capital was approximately $497,221.

Cash used in operations for the period ended March 31, 1997 was approximately $278,112, attributable primarily to the net loss of $677,340, adjusted for non-cash expenses and changes in operating assets and liabilities aggregating $399,228.

Capital expenditures, primarily related to expansion of the natural health care center in Boca Raton, Florida to allow for introduction in the second quarter of new modalities used approximately $78,029 of cash.

The Company anticipates that its net cash flow together with available lines of credit will be sufficient to finance the Company's operations during the next twelve months. However, there can be no assurance that this will be the case. The Company anticipates that additional financing will be required for the Company's expansion, including the acquisition of Global, of which there can be no assurance.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

                  Principal Mutual Life Insurance Company, as landlord, commenced an action in July 1996 in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida against the Company, Neal R. Heller and Elizabeth S. Heller to recover rent and possession in connection with the property leased by the Company in Lauderhill, Florida. In April 1997, the Company settled the litigation for approximately $171,000.


Item 2.  Change in Securities.

                  On April 3, 1997, the Company issued $1,300,000 of 6% convertible debentures (the "Debentures"). Principal on the Debentures is due in March 2000. The principal and accrued interest on the Debentures is convertible into shares of Common Stock commencing the earlier of July 1997 or the effective date of the registration statement in connection with the shares of Common Stock issuable upon conversion, at a conversion price equal to the lesser of $1.4375 or 80% of the average closing bid price of the Common Stock for the five trading days immediately preceding the notice of conversion. J.W. Charles Securities, Inc. acted as the placement agent in connection with the sale of the Debentures.

                  In connection with the issuance of the Debentures, the Company issued warrants to purchase an aggregate of 200,000 shares of Common Stock. The warrants are exercisable until April 3, 2002. Warrants to purchase 100,000 shares of Common Stock are exercisable at $2.4375 per share, and the balance are exercisable at $3.25 per share.


Item 5.  Other Information.

                  On March 19, 1997, the Company, GHA Holdings, Inc. ("Holdings") (a wholly-owned subsidiary of the Company) and Global Health Alternatives, Inc. ("Global") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). The Reorganization Agreement provides for the purchase by Holdings of substantially all of the assets of Global in exchange for 5,800,000 shares of the Company's Common Stock. In addition, additional shares are issuable based upon the earnings of Global following the consummation of the acquisition. The closing of the transactions contemplated by the Reorganization Agreement are contingent upon the happening of certain as yet unfulfilled conditions.


Item 6.  Exhibits and Reports on Form 8-K.


                  a)       Exhibit Index

                  b)       Reports on Form 8-K - None
                  The Company filed current reports on Form 8-K on January 7, 1997, January 31, 1997 and February 19, 1997. The reports related to the sale of the Company's securities pursuant to the exemption from the registration requirements under Regulation S promulgated under the Securities Act of 1933, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  NATURAL HEALTH TRENDS CORP.



                                          By: /S/ Neal Heller
                                          President and Chief Executive Officer

Date:   May 19, 1997

                                  Exhibit Index


Number                       Desccription of Exhibit

2.1 Agreement and Plan of Reorganization dated as of March 19, 1997 among the Company, GHA Holdings, Inc. and Global Health Alternatives, Inc.+

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

4.7   Form of Debenture.+

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

10.7 First Mortgage Loan Documents between the Company and TransFlorida Bank in connection with the purchase of the Pompano Property.*

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

10.9 Form of Financial Consulting Agreement between the Company and the Underwriter.*

10.10 Second Mortgage Loan Documents between the Company and Merrick Venture Capital, Inc.*

10.11 Agreement dated June 7, 1995 between Natural Health Trends Corp. and Justin Real Estate Corp.*

10.12 Property Management Agreement dated June 7, 1995 between Natural Health Trends Corp. and Justin Real Estate Corp.*

10.13 Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp., Samantha Haimes and Leonard Haimes.**

10.14 Employment Agreement between Health Wellness Nationwide Corp. and Kaye Lenzi.**

10.15 Loan Agreements between the Company and Global Health Alternatives, Inc.+

21.1  List of Subsidiaries.+

27.1  Financial Data Schedule.+


*     Previously filed with Registration Statement No. 33-91184.

** Previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

+     Filed herewith.