Form 10QSB
period 1997-06-30
NATURAL HEALTH TRENDS CORP
filed 1997-08-19
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

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

                  Yes    X                                             No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 30, 1997 was 12,811,261 shares.

                           NATURAL HEALTH TRENDS CORP.


                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION
       Item 1.    Financial Statements
                  Consolidated Balance Sheet as of June 30, 1997              1
                  (unaudited)

                  Consolidated Statements of Operations (unaudited) for the
                  Six and Three months and ended June 30, 1997 and 1996       2

                  Consolidated Statements of Cash Flows (unaudited) for the
                  Six months ended June 30, 1997 and 1996                     3

                  Notes to the financial statements                         4-6
        Item 2.   Management's discussion and analysis of financial
                  condition and results of operations                       7-9

PART II - OTHER INFORMATION                                                  10
       Item 1          Legal Proceedings
       Item 2          Changes in Securities
       Item 3          Defaults Upon Senior Securities
       Item 4          Submission of Matters to a Vote of Security Holders
       Item 5          Other Information




       ITEM 5.         OTHER INFORMATION
       Item 6.         Exhibits and Reports on Form 8-K

Signature                                                                    11

NATURAL HEALTH TRENDS CORP.

                                            CONSOLIDATED BALANCE SHEET

                                                   June 30, 1997

                                                    (UNAUDITED)

                                                      ASSETS

CURRENT ASSETS:
     Cash                                                                                     $             172,393
     Restricted cash                                                                                        250,000
     Accounts receivable                                                                                  1,582,486
     Inventories                                                                                            335,003
     Due from officers                                                                                      141,379
     Due from affiliate                                                                                      23,724
     Prepaid expenses and other current assets                                                              318,443
                                                                                                --------------------
         TOTAL CURRENT ASSETS                                                                             2,823,428
                                                                                                --------------------

NOTES RECEIVABLE                                                                                          1,964,000
PROPERTY, PLANT AND EQUIPMENT                                                                             3,206,377
GOODWILL                                                                                                  1,504,798
DEPOSITS AND OTHER ASSETS                                                                                   370,936
                                                                                                --------------------

                                                                                              $           9,869,539
                                                                                                ====================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                         $             548,114
     Accrued expenses                                                                                       140,911
                                                                                                                  -
     Current portion of long term debt                                                                       56,468
     Deferred revenue                                                                                       758,200
     Current portion of accrued consulting contract                                                         246,607
     Other current liabilities                                                                              244,726
                                                                                                --------------------
         TOTAL CURRENT LIABILITIES                                                                        1,995,026
                                                                                                --------------------

LONG-TERM DEBT                                                                                            1,876,704
DEBENTURES PAYABLE                                                                                        1,000,000
ACCRUED CONSULTING CONTRACT                                                                                 149,294

COMMON STOCK SUBJECT TO PUT                                                                                 380,000

STOCKHOLDERS' EQUITY:
      Convertible preferred stock, $.001 par value, 1,500,000 shares authorized;
         2,200 shares issued and outstanding                                                              1,900,702
     Common stock, $.001 par value; 40,000,000 shares authorized;
         12,811,261 shares issued and outstanding at June 30, 1997                                           12,811
     Additional paid-in capital                                                                           6,617,013
     Retained earnings (accumulated deficit)                                                             (3,627,011)
     Common stock subject to put                                                                           (380,000)
     Prepaid stock compensation                                                                             (55,000)
                                                                                                --------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                       4,468,515
                                                                                                --------------------

                                                                                              $           9,869,539
                                                                                              ====================

                                  See notes to consolidated financial statements.

                                                         1

                                                                  NATURAL HEALTH TRENDS CORP.

                                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          (UNAUDITED)

                                                         Three months ended                          Six months ended
                                                              June 30                                     June 30
                                                 -----------------------------------       --------------------------------------
                                                      1997               1996                      1997               1996
                                                 ---------------    ----------------          ----------------   ----------------


REVENUES                                      $       1,987,089  $        1,889,193         $       4,060,922  $       3,670,430

COST OF SALES                                         1,143,988           1,079,190                 2,186,476          2,090,870
                                                 ---------------    ----------------          ----------------   ----------------

GROSS PROFIT                                            843,101             810,003                 1,874,446          1,579,560

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                          1,051,181           1,009,164                 2,064,154          1,819,120

COST OF SEVERING EMPLOYMENT AGREEMENT                   -                  -                          497,246           -

LITIGATION SETTLEMENT                                     6,689            -                          118,206           -

NON-CASH IMPUTED COMPENSATION EXPENSE                   -                  -                           25,000           -
                                                 ---------------    ----------------          ----------------   ----------------


OPERATING INCOME (LOSS)                                (214,769)           (199,161)                 (830,160)          (239,560)

OTHER INCOME (EXPENSE):
     Interest (net)                                    (139,779)            (57,671)                 (201,728)          (105,626)
                                                 ---------------    ----------------          ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                      (354,548)           (256,832)               (1,031,888)          (345,186)

PROVISION FOR INCOME TAXES                             -                   -                                -
                                                 ---------------    ----------------          ----------------   ----------------

NET INCOME (LOSS)                             $        (354,548) $         (256,832)        $      (1,031,888) $        (345,186)
                                                 ===============    ================          ================   ================

EARNINGS (LOSS) PER COMMON SHARE              $           (0.03) $            (0.02)        $           (0.08) $           (0.03)
                                                 ===============    ================          ================   ================

WEIGHTED AVERAGE COMMON SHARES USED                  12,811,261          11,189,108                12,611,868         11,132,441
                                                 ===============    ================          ================   ================




















                                                        See notes to consolidated financial statements.

                                                                               2

                           NATURAL HEALTH TRENDS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                  Six months ended
                                                                                       June 30
                                                                   -----------------------------------------
                                                                              1997                   1996
                                                                   -------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                   $       (1,031,888)     $       (345,186)
        Adjustments to reconcile net loss to net                   ------------------      ----------------
                Depreciation and amortization                                 162,038               112,842
                Non-cash imputed compensation expense                          25,000                  -

        Changes in assets and liabilities:
                (Increase) decrease in accounts receivable                   (100,897)             (270,429)
                (Increase) decrease in inventories                            (79,821)              (92,776)
                (Increase) decrease in prepaid expenses                      (272,128)               (5,027)
                (Increase) decrease in deposits and other assets             (288,683)               (6,352)
                Increase (decrease) in accounts payable                       100,736               245,408
                Increase (decrease) in accrued expenses                        10,572                81,554
                Increase (decrease) in deferred revenue                        (5,680)               76,967
                Increase (decrease) in other current liabilities               (9,955)               11,713
                Increase (decrease) in accrued consulting contract            395,900                  -
                                                                      ---------------       ---------------
                        TOTAL ADJUSTMENTS                                     (62,918)              153,900
                                                                      ---------------       ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (1,094,806)             (191,286)
                                                                      ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                 (161,494)             (399,406)
        Acquisition expenses                                                     -                  (20,000)
        Purchase of marketable securities                                        -                 (252,584)
        Loan to Global Health Alternatives, Inc.                           (1,964,000)                 -
                                                                      ---------------       ---------------
NET CASH USED IN INVESTING ACTIVITIES                                      (2,125,494)             (671,990)
                                                                      ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in due from officer                                           (4,884)                 -
        Increase in due to related parties                                       -                  (13,958)
        Increase in due to bank                                                  -                   14,343
        Decrease in restricted cash                                             8,932                  -
        Proceeds from sale of debenture                                     3,262,528                  -
        Proceeds from notes payable and long-term debt                        577,342               551,732
        Payments of debt                                                     (968,548)             (197,092)
        Payments of dividents                                                    -                 (184,173)
        Issuance of common stock                                                 -                     -
                                                                      ---------------       ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,875,370               170,852
                                                                      ---------------       ---------------
NET INCREASE (DECREASE) IN CASH                                              (344,930)             (692,424)

                                                                              517,323               994,816
                                                                      ---------------       ---------------
CASH, END OF PERIOD                                                   $       172,393       $       302,392
                                                                      ===============       ===============


See notes to consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1997

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

3.       LITIGATION SETTLEMENT

         Litigation settlement resulted from the settlement of the litigation brought about by the landlord in connection with the property leased by the Company in Lauderhill, Florida (the former location of the Company's Pompano school), which lease was to expire in July 1997. The settlement resulted in an additional charge of approximately $112,000 during the quarter ended March 31, 1997 in excess of amounts previously accrued.

4.       ACCRUED CONSULTING CONTRACT

         During the quarter ended March 31, 1997, the Company renegotiated with a former stockholder of Sam Lily, Inc. with whom it was obligated under an employment agreement to cancel the employment agreement and replace it with a consulting agreement. The consulting agreement requires the individual to provide services to the Company for one day per week through December 1998 at the rate of $5,862 per week. The Company has determined that the future services, if any, that it will require will be of little or no value and is accounting for this obligation as a cost of severing the employment contract. Accordingly, the present value (applying a discount rate of 10%) of all future payments is accrued in full at June 30, 1997.

5.       CONVERTIBLE DEBENTURES

         In April 1997, the Company issued $1,300,000 of 6% convertible debentures (the "Debentures"). Principal on the Debentures is due in March 2000. The principal and accrued interest on the Debentures are convertible into shares of common stock of the Company . The Debentures are convertible into shares of common stock at a conversion price equal to the lesser of $1.4375 or 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the notice of conversion. In June 1997, the Company repaid $300,000 of the Debentures.

         In conjunction with the issuance of the Debentures, the Company issued warrants to purchase an aggregate of 200,000 shares of Common Stock. The warrants are exercisable until April 3, 2002. Warrants to purchase 100,000 shares of Common Stock are exercisable at $2.4375 per share, and the balances are exercisable at $3.25 per share.

         The Company loaned $600,000 of the net proceeds from the issuance of the Debentures to Global Health Alternatives, Inc. ("Global") pending the closing of the acquisition of Global under the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated July 23, 1997.


6.       PREFERRED STOCK

         In June 1997, the Company sold 2,200 shares of its convertible series A preferred stock for $1,000 a share realizing net proceeds of $1,900,702. The preferred stock pays dividends at the rate of 8% per annum payable in shares of the Company's common stock valued at 80% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 60 days after issuance, provided that a registration statement covering the resale of the shares of common stock is effective, at the rate of 80% of the average closing bid price of the common stock over the five days preceeding the notice of redemption. The Company has the right to redeem the preferred stock for 240 days after the date of issuance at the rate of 125% of the stated value.

7.       ACQUISITION

         On July 23, 1997, the Company closed on the acquisition of the capital stock of Global Health Alternatives, Inc. ("Global"). The note receivable in the amount of $1,964,000 at June 30, 1997 which is due from Global will be eliminated upon consolidation of the two companies. The purchase price for the acquisition of Global was settled with the issuance of 5,800,000 shares of the Company's common stock.

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes contained in Item 1 hereof.

Forward-Looking Statements

When used in Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words "will likely result", and "the Company expects", "will continue", is anticipated", "estimated", "project", or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Result of Operations

Revenues:

Total revenues were $4,060,922 for the six months ended June 30, 1997 compared to $3,670,430 for the six months ended June 30, 1996. This represents an increase of $390,492 or 10.6%. The Company believes that the increase is primarily attributable to a $489,049 increase in tuition revenue by the Company's schools. In addition, revenues from the Company's bookstores increased by $48,109. Offsetting these increases was a decline in revenues from the Companies natural health care centers of $178,731 due primarily to a decrease in revenues from the sale of human growth hormone of approximately $71,000, as well as decreased revenues as a result of the restructuring of the Boca Raton Clinic.

Cost of sales:

Cost of sales for the six months ended June 30, 1997 were $2,186,476 compared to $2,090,870 for the comparable period last year. Gross profit as a percentage of revenues was 46.2% for the six months ended June 30, 1997 as compared to 43% for the six months ended June 30, 1996. Management believes that the primary reason for the increase is the increased enrollments at the Company's Oviedo school.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $2,064,154 for the six months ended June 30,

1997. This represents an increase of $245,034 over the six months ended June 30, 1996. As a percentage of revenues, these costs were 50.8% for the six months ended June 30, 1997 as compared to 49.6% in the 1996 period. The Company believes that the increase is primarily due to increased expenses in the natural health care center located in Pompano Beach, Florida as well as increased expenses in the Oviedo School to support the increase in student enrollment. The increase of expenses is also attributable to increased investor relations expense as well as retaining an investment banking firm in connection with possible future acquisitions.

Litigation settlement:

The litigation settlement resulted from the settlement of the litigation commenced by the landlord in connection with property leased by the Company in Lauderhill, Florida. The leased property was the previous site of the Company's school now located in Pompano Beach, Florida.

Non-cash Imputed Compensation Expense:

In the first quarter of 1997, the Company -expensed $25,000 relating to the issuance of 20,000 shares of the Company's common stock to an employee which amount represents the fair market value of the shares issued.

Interest Expense

Interest expense for the six months ended June 30, 1997 was $201,728 as compared to $105,626 for the comparable period of 1996. The increase is primarily due to interest cost associated with the issuance of the convertible debentures in December 1996 and April 1997 offset by less borrowing against available lines of credit as well as the investment of excess funds in higher yield accounts.

Net Loss

For the six months ended June 30, 1997, the net loss was $1,031,888 compared to a net loss of $345,186 for the six months ended June 30, 1996. The increase in the loss is primarily attributable to the impact of the individual elements discussed above.

Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements from cash provided through borrowing from institutions and from the sale of the Company's securities in private placements and the initial public offering of its securities. The Company's primary source of cash receipts is from the payments for tuition, fees, and books. These payments were funded primarily from students and parent educational loans and financial aid under various federal and state assistance programs and, to a lesser extent, from student and parent resources. The

Company's secondary source of cash receipts is from services rendered at the Company's natural health care centers.

In April 1997, the Company issued $1,300,000 of 6% convertible debentures. Principal on the debentures is due in March 2000. The principal and accrued interest on the debentures are convertible into shares of common stock of the Company commencing July 1997 at a conversion price equal to the lesser of $1.4375 or 75% of the average closing bid price for the five trading days immediately preceding the notice of conversion. In conjunction with the debenture issuance, the Company issued warrants to purchase 200,000 shares of common stock. The warrants are exercisable until April 3, 2002. Half of the warrants are exercisable at $2.4375 per share, while the remaining half are exercisable at $3.25 per share.

On July 23, 1997 the Company aquired all of the capital stock of Global Health Alternatives, Inc. ("Global"). The note receivable in the amount of $1,964,000 at June 30, 1997 which is due from Global will be eliminated upon consolidation of the two companies. The purchase price for the acquisition of Global was settled with the issuance of 5,800,000 shares of the Company's common stock.


     In June 1997, the Company sold 2,200 shares of its convertible series A preferred stock for $1,000 a share realizing net proceeds of $1,900,702. The preferred stock pays dividends at the rate of 8% per annum payable in shares of the Company's common stock valued at 80% of the market price. The preferred stock is convertible commencing 60 days after issuance, provided that a registration statement covering the resale of the shares of common stock is effective, at the rate of 80% of the common stock's market price. The Company has the right to redeem the preferred stock for 240 days after the issuance at the rate of 125% of the stated value.

At June 30, 1997 the ratio of current assets to current  liabilities was 1.42 to
1.0. Working capital was approximately $828,000.

Cash used in operations for the period ended June 30, 1997 was approximately $1,094,806, attributable primarily to the net loss of $1,031,888, adjusted for non cash expenses and changes in operating assets and liabilities aggregating $62,918.

Capital expenditures, primarily related to the expansion of the alternative health care clinic in Boca Raton, Florida to allow for introduction of new modalities and the transition of the Company's schools to college status used approximately $161,494 of cash.

The Company anticipates that its net cash flow together with available lines of credit will be sufficient to finance the Company's operations during the next twelve months. However, there can be no assurance that this will be the case. The Company anticipates that additional financing will be required for the Company's expansion, including the acquisition of Global.

PART II- OTHER INFORMATION

         Item 1       Legal Proceedings - None
         Item 2       Changes in Securities - None

                      On June 5, 1997 , the Company consummated a private placement to four investors of an aggregate of 2,200 shares of Series A Preferred Stock (the "Preferred Stock") at a purchase pricee of $100 per share. The shares of Preferred Stock are convertible into shares of Common Stock commencing August 5, 1997 provided that a registration statement covering the resale of
                      such  shares  of  Common  Stock  is  effective.   The
                      conversion price of the shares of Preferred Stock is equal to 80% of the average closing bid price of the Common Stock as reported by the NASDAQ SmallCap
                      Market  for  the  five   trading   days   immediately
                      preceding the date of the notice of conversion. Domain Investments, Ltd. received consulting fees of $264,000 in connection with the private placement. The sale of the shares of Preferred Stock and the shares of Common Stock issuable upon conversion thereof are intended to be exempt from the registration
                      requirements   of  the  Securities  Act  pursuant  to
                      Section  4(2)   thereof  and  Rule  506   promulgated
                      thereunder.

         Item 3       Defaults Upon Senior Securities - None

         Item 4       Submission of Matters to a Vote of Security Holders - None

         Item 5       Other Information - None

         Item 6       Exhibits and Reports on Form 8-K

                      The  Company  filed a  current  report on Form 8-K on
                      August  7,  1997  with   respect  to  the   Company's
                      acquisition of all of the shares of capitacl stock of Global Health Alternatives, Inc.

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



                                          NATURAL HEALTH TRENDS CORP.



                                          By: /s/     Neal Heller
                                          President and Chief Executive Officer

Date:      August 18, 1997


                                  Exhibit Index


Number           Description of Exhibit

2.1     Agreement and Plan of Reorganization dated as of July 23, 1997 among the Company,
        GHA Holdings, Inc. and Global Health Alternatives, Inc.****
3.1     Amended and Restated Certificate of Incorporation of the Company.*
3.2     Amended and Restated By-Laws of the Company.*
4.1     Specimen Certificate of the Company's Common Stock.*
4.2     Form of Class A Warrant.*
4.3     Form of Class B Warrant.*
4.4     Form of Warrant Agreement between the Company and Continental Stock Transfer &
        Trust  Company.*
4.5     Form of Underwriter's Warrants.*
4.6     1994 Stock Option Plan.*
4.7     Form of Debenture.***
4.8     Articles of Amendment of Articles of  Incorporation of the Company
10.1    Form of  Employment  Agreement  between the Company and Neal R. Heller.*
10.2    Form of Employment  Agreement  between the Company and Elizabeth S. Heller.*
10.3    Lease, dated April 29, 1993, between Florida Institute of Massage Therapy, Inc., as tenant, and MICC Venture, as landlord, as amended.*
10.4    Lease,  dated  April 10,  1991,  between  Florida  Institute  of Massage
        Therapy,   Inc.,  as  tenant,  and  Superior  Investment  &  Development
        Corporation, as agent, for SIDCOR 50/50 Associates.*
10.5    Department of Education, Office of Postsecondary Education, Office of Student
        Financial Assistance Program Participation Agreement, dated March 28, 1994, between the Company and the USDOE.*
10.6    Purchase and Sale Agreement between Merrick Venture Capital, Inc., as seller, and the
        Company, as buyer.*
10.7    First Mortgage Loan Documents  between the Company and TransFlorida Bank in connection with the purchase of the Pompano Property.*
10.8    Second Mortgage Loan Documents between the Company and Merrick Venture Capital,
        Inc.*
10.9    Agreement dated June 7, 1995 between Natural Health Trends Corp. and Justin Real
        Estate Corp.*





Number           Description of Exhibit
10.10   Property Management Agreement dated June 7, 1995 between Natural Health Trends
        Corp. and Justin Real Estate Corp.*
10.11   Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp.,
        Samantha Haimes and Leonard Haimes.**
10.12   Employment Agreement between Health Wellness Nationwide Corp. and Kaye
        Lenzi.**
10.13   Loan  Agreements  between  the  Company  and Global  Health  Alternatives,
        Inc.***
10.14   Employment  Agreement dated July 23, 1997 between the Company and
        Robert Bruce
27.1    Financial Data Schedule.

*        Previously filed with Registration Statement No. 33-91184.
**       Previously filed with the Company's Form 10-KSB for the year ended December 31,
         1996.
***      Previously filed with the Company's Form 10-QSB for the quarter ended March 31, 1997.
****     Previously filed with the company's Form 8-K dated August 7,1997
