Form 10QSB
period 1997-09-30
NATURAL HEALTH TRENDS CORP
filed 1997-11-19
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

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

                  Yes    X                                             No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 1997 was 20,290,101 shares.





                                          NATURAL HEALTH TRENDS CORP.


                                                     INDEX



                                                                                                            Page
                                                                                                           Number
PART I - FINANCIAL INFORMATION
       Item 1.           Financial Statements
                         Consolidated Balance Sheet as of September 30, 1997                                  1
                         (unaudited)
                         Consolidated Statements of Operations (unaudited) for the
                         Three and Nine months ended September 30, 1997 and                                   2
                         1996
                         Consolidated Statements of Cash Flows (unaudited) for the
                         Nine months ended September 30, 1997 and 1996                                        3

                         Notes to the financial statements                                                    4-8
        Item 2.          Management's discussion and analysis of financial
                         condition and results of operations                                                  9-13

PART II - OTHER INFORMATION                                                                                   14-15
       Item 1            Legal Proceedings
       Item 2            Changes in Securities
       Item 3            Defaults Upon Senior Securities
       Item 4            Submission of Matters to a Vote of Security Holders
       Item 5            Other Information




       ITEM 5.III        OTHER INFORMATIONOTHE
       Item 6.           Exhibits and Reports on Form 8-K

Signature                                                                                                     16





                                            NATURAL HEALTH TRENDS CORP.

                                            CONSOLIDATED BALANCE SHEET

                                                September 30, 1997

                                                    (UNAUDITED)





                                                      ASSETS
CURRENT ASSETS:
     Cash                                                                                     $             115,439
     Restricted cash                                                                                        250,000
     Accounts receivable                                                                                  2,282,106
     Inventories                                                                                            931,475
     Due from officers                                                                                      141,399
     Due from affiliate                                                                                      23,723
     Prepaid expenses and other current assets                                                              373,165
                                                                                                --------------------
         TOTAL CURRENT ASSETS                                                                             4,117,307

PROPERTY, PLANT AND EQUIPMENT                                                                             3,157,157
GOODWILL AND OTHER ASSETS                                                                                 7,004,660
                                                                                                --------------------

                                                                                              $          14,279,124
                                                                                                ====================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                         $           2,274,166
     Accrued expenses                                                                                     1,022,583
     Revolving credit line                                                                                  132,042
     Accrued expenses of discontinued operations                                                            338,446
     Current portion of long term debt                                                                      837,196
     Deferred revenue                                                                                     1,360,540
     Current portion of accrued consulting contract                                                         246,607
     Other current liabilities                                                                              402,367
                                                                                                --------------------
         TOTAL CURRENT LIABILITIES                                                                        6,613,947
                                                                                                --------------------

LONG-TERM DEBT                                                                                            2,196,934
DEBENTURES PAYABLE                                                                                          609,665
ACCRUED CONSULTING CONTRACT                                                                                 113,524
ACCRUED EXPENSES OF DISCONTINUED OPERATIONS                                                                 274,660

COMMON STOCK SUBJECT TO PUT                                                                                 380,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,500,000 shares authorized;
         2,200 shares issued and outstanding                                                              1,900,702
     Common stock, $.001 par value; 40,000,000 shares authorized;
         20,290,101 shares issued and outstanding at September 30, 1997                                      20,290
     Additional paid-in capital                                                                          10,309,687
     Retained earnings (accumulated deficit)                                                             (7,725,909)
     Common stock subject to put                                                                           (380,000)
     Prepaid stock compensation                                                                             (34,375)
                                                                                                --------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                       4,090,395
                                                                                                --------------------

                                                                                              $          14,279,124
                                                                                                ====================



                                  See notes to consolidated financial statements.




                                     NATURAL HEALTH TRENDS CORP.

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (UNAUDITED)

                                                  Three months ended                                   Nine months ended
                                                     September 30                                        September 30
                                          -----------------------------------                --------------------------------------
                                               1997               1996                               1997                1996
                                          ----------------   ----------------                ----------------    ------------------

REVENUES                                 $       1,875,674  $       1,242,704                  $       4,752,995   $      3,582,317

COST OF SALES                                      814,222            636,348                          1,774,124          1,372,968
                                          ----------------   ----------------                   ----------------    ---------------

GROSS PROFIT                                     1,061,452            606,356                          2,978,871          2,209,349

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                     2,582,254            745,306                          4,677,659          2,646,584

NON-CASH IMPUTED COMPENSATION EXPENSE              400,000               -                               400,000               -

LITIGATION SETTLEMENT                                 -                  -                               118,206               -
                                          ----------------   ----------------                   ----------------    ---------------


OPERATING INCOME (LOSS)                         (1,920,802)          (138,950)                        (2,216,994)          (437,235)

OTHER INCOME (EXPENSE):
     Interest (net)                                (80,481)           (55,952)                          (282,209)          (161,578)
                                          ----------------   ----------------                   ----------------    ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                          (2,001,283)          (194,902)                        (2,499,203)          (598,813)

PROVISION FOR INCOME TAXES                            -                  -                                 -                   -
                                          ----------------   ----------------                   ----------------    ---------------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS                                 (2,001,283)          (194,902)                        (2,499,203)          (598,813)
                                          ----------------   ----------------                   ----------------    ---------------

DISCONTINUED OPERATIONS:
     Income (Loss) From Discontinued
       Operations                               (1,484,206)           (14,195)                        (2,018,174)            44,528
     (Loss) on Disposal                           (613,406)              -                              (613,406)                 -
                                          ----------------   ----------------                   ----------------    ---------------
INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                                 (2,097,612)           (14,195)                        (2,631,580)            44,528
                                          ----------------   ----------------                   ----------------    ---------------

NET INCOME (LOSS)                        $      (4,098,895) $        (209,097)                 $      (5,130,783)  $       (554,285)
                                          ================   ================                   ================    ===============

INCOME (LOSS) PER COMMON SHARE:
     Continuing Operations               $           (0.11) $           (0.02)                 $           (0.18)  $          (0.05)
     Discontinued Operations                         (0.11)             (0.00)                             (0.18)              0.00
                                          ----------------   ----------------                   ----------------    ---------------
NET INCOME (LOSS) PER COMMON SHARE       $           (0.22) $           (0.02)                 $           (0.36)  $          (0.05)
                                          ================   ================                   ================    ===============

WEIGHTED AVERAGE COMMON SHARES USED             19,059,951         11,189,108                         14,604,629         11,159,665
                                          ================   ================                   ================    ===============

                      See notes to consolidated financial statements.

                                         2





                                                 NATURAL HEALTH TRENDS CORP.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (UNAUDITED)

                                                                                                 Nine months ended
                                                                                                    September 30
                                                                                         -----------------------------------
                                                                                              1997                1996
                                                                                         ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $      (5,130,783)  $       (554,285)
                                                                                         ----------------    ---------------
     Adjustments to reconcile net loss to net
         Cash provided by (used in) operating activities:
         Depreciation and amortization                                                           334,660            180,988
         Non-cash imputed compensation expense                                                   425,000                  -
         Loss on disposal of fixed assets,net                                                     87,191                  -
         Interest settled by issuance of stock                                                    90,650
         Write-off of clinic goodwill                                                          1,325,605                  -

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                             (732,460)          (615,032)
         (Increase) decrease in inventories                                                     (175,712)           (99,541)
         (Increase) decrease in prepaid expenses                                                (213,155)            38,544
         (Increase) decrease in and other assets                                                (213,083)            (3,325)
         Increase (decrease) in accounts payable                                                 861,312            136,706
         Increase (decrease) in accrued expenses                                                 456,379             97,634
         Increase (decrease) in deferred revenue                                                 596,660            201,158
         Increase (decrease) in other current liabilities                                         31,081             68,511
         Increase (decrease) in accrued expenses for disc. operations                            613,105                  -
         Increase (decrease) in accrued consulting contract                                      360,131                  -
                                                                                         ----------------    ---------------
            TOTAL ADJUSTMENTS                                                                  3,847,364              5,643
                                                                                         ----------------    ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           (1,283,419)          (548,642)
                                                                                         ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                       (184,026)          (433,228)
     Net cash provided by (used for) acquisitions                                                 20,240            (20,000)
     Purchase of marketable securities                                                                 -           (255,714)
     Pre-acquisition loan to Global Health Alternatives, Inc.                                 (1,964,000)                 -
                                                                                         ----------------    ---------------

NET CASH USED IN INVESTING ACTIVITIES                                                         (2,127,786)          (708,942)
                                                                                         ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in due from officer                                                                 (4,904)           (22,728)
     Increase in due to bank                                                                           -             16,188
     Decrease in restricted cash                                                                   8,932                  -
     Proceeds from preferred stock                                                             2,200,000                  -
     Proceeds from sale of debentures                                                          1,626,826
     Payment of debentures                                                                      (355,650)                 -
     Loan origination costs preferred stock                                                     (299,299)                 -
     Proceeds from notes payable and long-term debt                                              119,873            780,465
     Payments of notes payable and long-term debt                                               (286,458)          (208,427)
     Payments of dividends                                                                             -           (184,173)
                                                                                         ---------------     ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      3,009,320            381,325
                                                                                         ----------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                                 (401,885)          (876,259)

CASH, BEGINNING OF PERIOD                                                                        517,323            994,816
                                                                                         ----------------    ---------------

CASH, END OF PERIOD                                                                    $         115,438   $        118,557
                                                                                         ================    ===============


                                      See notes to consolidated financial statements.



                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

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

2.       EARNINGS (LOSS) PER SHARE

         Per share information is computed based on the weighted average number of shares outstanding during the period. Per share amounts for the three and nine months ended September 30, 1997 are reduced by approximately $56,000 in cumulative preferred stock dividends.

3.       LITIGATION SETTLEMENT

         Litigation settlement resulted from the settlement of the litigation brought about by the landlord in connection with the property leased by the Company in Lauderhill, Florida (the former location of the Company's Pompano school), which lease was to expire in July 1997. The settlement resulted in an additional charge of approximately $118,000 during the quarter ended March 31, 1997 in excess of amounts previously accrued.

4.       ACCRUED CONSULTING CONTRACT

         During the quarter ended March 31, 1997, the Company renegotiated with a former stockholder of Sam Lily, Inc. with whom it was obligated under an employment agreement to cancel the employment agreement and replace it with a consulting agreement. The consulting agreement requires the individual to provide services to the

         Company for one day per week through December 1998 at the rate of $5,862 per week. The Company has determined that the future services, if any, that it will require will be of little or no value and is accounting for this obligation as a cost of severing the employment contract. Accordingly, the present value (applying a discount rate of 10%) of all future payments is accrued in full at September 1997. The expense associated with this accrual is recorded as part of the loss from discontinued operations.

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

6.       PREFERRED STOCK

         In June 1997, the Company sold 2,200 shares of its convertible Series A preferred stock for $1,000 a share realizing net proceeds of $1,900,702. The preferred stock pays dividends at the rate of 8% per annum payable in cash or shares of the Company's common stock valued at 75% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 60 days after issuance, provided that a registration statement covering the resale of the shares of common stock is effective, at the rate of 75% of the average closing bid price of the common stock over the five days preceding the notice of redemption.
         The Company has the right to redeem the preferred stock for 240 days after the date of issuance at the rate of 125% of the stated value. If a registration statement is not deemed effective within 60 days of the date of issuance, then the Company is obligated to pay a penalty at the rate of 2.5% per month.

7.       ACQUISITION

         On July 23, 1997, the Company closed on the acquisition of the capital stock of Global Health Alternatives, Inc. ("Global"). The purchase price for the acquisition of Global was settled with the issuance of 5,800,000 shares of the Company's common stock. The Company has agreed to issue to former Global shareholders additional shares of common stock as follows: i) up to 800,000 shares if Global pre-tax operating earnings equal or exceed $1,200,000 for the period from July 1, 1997 through June 30, 1998, and ii) shares equal in market value to the lesser of $45 million or eight times Global pre-tax operating earnings for the period from July 1, 1999 through June 30, 2000 minus the fair market value on the date of issuance of the 5,800,000 share initial consideration or the 800,000 contingent shares, if they are earned. The following table summarizes the acquisition.


                  Purchase price                                    $ 2,900,000

                  Liabilities assumed                                 4,530,741

                  Fair value of assets acquired                      (1,231,955)
                                                                     -----------
                  Goodwill                                         $  6,198,786
                                                                     ===========



         The following schedule combines the unaudited pro-forma results of operations the Company and Global, as if the acquisition occurred on January 1, 1996 and includes such adjustments which are directly attributable to the acquisition, including the amortization of goodwill. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisitions actually occurred on January 1, 1996.



                                                                       Nine months ended September 30,

                                                                       1997                      1996
                                                                       ----                      ----
         REVENUES                                             $       5,376,145      $         3,867,802
                                                                      ==========              ==========

         Loss from continuing operations                      $      (4,871,730)     $        (1,773,728)
                                                                     ===========              ===========

         Net loss                                             $      (7,503,310)     $        (1,729,200)
                                                                     ===========              ===========

         Loss per share from
          continuing operations                               $           (0.26)     $             (0.11)
                                                                     ===========             ===========

         Net loss per share                                   $           (0.40)     $             (0.10)
                                                                     ===========             ============

         Shares used in computation                                  18,955,121               16,753,155
                                                                     ===========             =============


8.       ISSUANCE OF OPTIONS

         During the quarter ended September 30, 1997, the Company's president and secretary were issued an aggregate of 800,000, 10 year options, exercisable at $.001 per share. The Company has recorded a non-cash expense of $400,000 representing the difference between the exercise price and the fair value of the common stock.

9.       DISCONTINUED OPERATIONS

         During the third quarter of 1997, the Company reached a decision to discontinue the medical clinic line of business. Revenues from the medical clinics amounted to $1,516,967 for the nine months ended September 30, 1997 and $1,881,663 for the nine months ended September 30, 1996. Net assets of the medical clinics were approximately $120,000 consisting primarily of furniture and equipment and accounts receivable. Liabilities were approximately $26,000. The Company has accrued an estimated loss on disposal of approximately $613,000 representing primarily accrued employment contract terminations.

10.      LITIGATION

         On August 4, 1997 Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against the Company and Health Wellness Nationwide Corp., the Company's wholly-owned subsidiary. The Company has asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendant's alleged breach of contract in connection with the Company's medical clinic located in Pompano Beach, Florida. The Company is vigorously defending the action. The plaintiff is seeking damages in the amount of approximately $535,000. No accrual for the litigation has been made in the financial statements as it is the Company's belief that it will prevail in the litigation.

         On September 10, 1997 Rejuvenation Unlimited, Inc. and Sam Lilly, Inc. brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, arising out of the Company's alleged breach of contract in connection with the acquisition of the Company's medical clinic in Pompano Beach, Florida from the plaintiff. The plaintiff is seeking damages in excess of $15,000. The Company is vigorously defending the action and believes that the loss, if any, will be immaterial.

11.      BRIDGE NOTES

         Prior to the acquisition of Global by the Company, Global issued $685,000 of unsecured 12.5% bridge notes which matured on September 15, 1997. Global is attempting to extend the maturity dates of the bridge notes and is also seeking to refinance the bridge notes.

12.      1997 STOCK OPTION PLAN

         In August 1997, the Company adopted a stock option plan covering officers, directors, employees and consultants. In August the Company issued 10 year options, exercisable at fair market value to certain of its officers who were former principals of Global.

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL.
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes contained therein in Item 1 hereof.

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

Results of Operations

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
Revenues:
Total revenues were $4,752,995 for the nine months ended September 30, 1997 compared to $3,582,317 for the nine months ended September 30, 1996. This represents an increase of $ 1,170,678 or 32.7%. The Company believes that this increase is primarily attributable to a $636,000 increase in tuition and bookstore revenue by the Company's Florida College of Natural Health division, and the addition of $535,000 in product sales by Global Health Alternatives, Inc. ("Global"), the Company's wholly-owned subsidiary (acquired on July 23,
1997).


Cost of sales:

Cost of sales for the nine months ended September 30, 1997 were $1,774,124 compared to $1,372,968 for the comparable period last year. Gross profit as a percentage of revenues was 62.6% for the nine months ended September 30, 1997 compared with 61.6% for the nine months ended September 30, 1996. The gross profit for the Florida College of Natural Health was 58% for 1997 compared to 59% in 1996. The Company believes that the decline is primarily attributable to increased expenses related to expansion of libraries at each of the three school locations, as required for licensing of the schools as a degree-granting college. Moreover, additional space was leased at the Company's Miami school to accommodate the introduction of an electrolysis class.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $4,677,659 for the nine months ended September 30, 1997. This represents an increase of $2,031,068 over the nine months ended September 30, 1996. The Company believes that this increase is due primarily to $1,618,492 of selling, general and administrative expenses related to Global's operations. These costs consisted principally of advertising and promotion expense of $1,006,228 and salaries and related employee costs of $277,408. The advertising and promotion expenses were incurred in conjunction with the launch and continued media support of Global's Natural Relief 1222 TM line of all-natural, over-the-counter pharmaceutical products, as well promotional support for the initial sale of products into national chain drug accounts.

An additional component of the Company's increase in selling, general and administrative expense was an increase in payroll expense at the Florida College of Natural Health division of $143,000, due to added staffing requirements at the Company's Oviedo school to accommodate increased enrollments as well as the addition of certain support personnel resulting from the accreditation of the programs as colleges. Legal and accounting expenses increased by $217,000 primarily as a result of costs associated with the potential acquisition of additional medical clinics, and obtaining additional financing. Travel expenses increased approximately $109,000 during the nine month period in 1997, due to travel related to Global's nationwide marketing program.

Consulting fees increased approximately $60,000 due to the engagement of an investment banking firm to advise the Company regarding potential acquisitions and the Company's efforts to raise additional capital.

Litigation Settlement:

The litigation settlement expense of approximately $118,000 resulted from the settlement of litigation for approximately $198,000 commenced by the landlord of property previously leased by the Company in Lauderhill, Florida. The Company had previously accrued approximately $80,000 for this litigation. The leased property was the previous site of the Company's school now located in Pompano Beach, Florida.

Non-cash Imputed Compensation Expense:

In the first quarter of 1997, the Company expensed $25,000 relating to the issuance of 20,000 shares of the Company's common stock to an employee, which amount represents the fair market value of the shares issued to this individual. In the third quarter of 1997, the Company expensed $400,000 related to the issuance of options to acquire 800,000 shares of the Company's common stock to two officers. The expense represents the difference between the fair market value of the shares underlying the options on the date of grant and the exercise price of the options. These non-cash expenses were accompanied by corresponding increases in the Company's additional paid in capital account and resulted in no change to stockholders' equity.

Interest Expense:

Interest expense for the nine months ended September 30, 1997 was $282,209 as compared to $161,578 for the comparable period in 1996. This increase is due primarily to interest payable to holders of the Company's convertible debentures issued in April 1997, as well as interest payable on Global's bridge notes.

Income (Loss) from Continuing Operations:

The loss from continuing operations was $2,499,203 for the nine months ended September 30, 1997 compared to $598,813 for the comparable prior period. The increase in the loss is primarily attributable to the impact of the individual elements discussed above.

Gain (Loss) from Discontinued Operations:

In October 1997, the Company closed its medical clinic located in Boca Raton, Florida. The Company anticipates, although there can be no assurance, the sale of its remaining medical clinic, located in Pompano Beach, Florida, prior to the end of the first quarter of 1998. The Company has reflected a loss of $2,631,580 in the nine months ending September 30, 1997 compared to income of $44,528 in the same period in 1996 for the discontinued segment. This loss includes the write-off of goodwill associated with the acquisition of the Boca Raton medical clinic, the write-off of fixed assets, estimated future costs associated with the medical clinics such as future rents due on the Boca Raton medical clinic, as well as the $497,246 cost of severing an employment agreement with an employee at the Boca Raton clinic, previously recognized by the Company in the quarter ended June 30, 1997. Revenues of the clinic segment were $1,516,967 for the nine months ended September 30, 1997 and $1,881,663 for the nine months ended September 30, 1996.

Net Loss:

For the nine months ended September 30, 1997, the net loss was $5,130,783 compared to a net loss of $554,285 for the nine months ended September 30, 1996. The increase in the loss is primarily attributable to the impact of the individual elements discussed above.


                         Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements by cash provided from borrowing from institutions and from the sale of the Company's securities in private placements and the initial public offering of its securities. The Company's primary source of cash receipts is payments for tuition, fees and books by students of the Company's schools. These payments are funded primarily from student and parent educational loans and financial aid under various federal and state assistance programs and, to a lesser extent, from student and parent resources. The Company's secondary source of cash receipts is from the sale of Global's products.

In April 1997, the Company issued $1,300,000 of 6% convertible debentures. Principal on the debentures is due in March 2000. The principal and accrued interest on the debentures are convertible into shares of common stock of the Company commencing July 1997 at a conversion price equal to the lesser of $1.4375 or 75% of the average closing bid price for the five trading days immediately preceding the notice of conversion. As of September 30, 1997, a total of $390,000 in principal and $9,800 in related interest had been converted into 1,702,700 shares of common stock. As of November 10, 1997, an additional $273,000 in principal and $9,400 in related interest had been converted into an additional 4,082,467 shares of common stock.

In conjunction with the debenture issuance, the Company issued warrants to purchase 200,000 shares of common stock. The warrants are exercisable until April 3, 2002. Half of the warrants are exercisable at $2.4375 per share, while the remaining half are exercisable at $3.25 per share.

In June 1997, the Company sold 2,200 shares of its convertible series A preferred stock for $1,000 per share, and realized net proceeds of $1,900,702. The preferred stock pays a dividend at the rate 8% per annum payable in cash or shares of the Company's common stock valued at 75% of the market price. The preferred stock is convertible, provided that a registration statement covering the resale of the shares of common stock is effective, at a conversion price equal to 75% of the common stock's market price. The Company is liable to make a penalty payment to the holders of the preferred stock at the rate of 2.5% of the face amount of the preferred stock for each 30 day period beginning 60 days after the sale date that the registration statement has not been declared effective. As of November 15, 1997, the registration statement covering such conversion shares had not been declared effective. The Company has the right to redeem the preferred stock for 240 days after the issuance at a premium.

On July 23, 1997, the Company acquired all of the capital stock of Global. The purchase price for the acquisition of Global was settled with the issuance of 5,800,000 shares of the Company's common stock, plus additional shares of common stock to be issued to the former Global shareholders contingent upon the operating performance of Global. Specifically, the Company has agreed to issue to former Global shareholders additional shares of common stock as follows: I) up to 800,000 shares if Global pre-tax operating earnings equal or exceed $1,200,000 for the period from July 1, 1997 through June 30, 1998, and ii) shares equal in market value to the lesser of $45 million or eight times Global pre-tax operating earnings for the period from July 1, 1999 through June 30, 2000 minus the fair market value on the date of issuance of the 5,800,000 share initial consideration or the 800,000 contingent shares, if they are earned.

In August 1997, the Company issued a $100,000 unsecured promissory note at an interest rate of 18% to fund the expansion of the Oveido schools into a larger facility. The note is due on August 26, 1998.

In October and November 1997, the Company issued $850,000 of 12.5% secured promissory notes to fund continuing operations of Global. The secured promissory notes pay interest at the rate of 12.5% per annum and are due on February 28, 1998.

At September 30, 1997 the ratio of current assets to current liabilities was .62 to 1.0. There was a working capital deficit of approximately $2,497,000.

Cash used in operations for the period ended September 30, 1997 was approximately $1,283,000, attributable primarily to the net loss of $5,130,783, adjusted for non-cash expenses and changes in operating assets and liabilities aggregating $3,847,000.

Capital expenditures, primarily related to the expansion of the Company's medical clinic in Boca Raton, Florida and the transition of the Company's Florida schools to college status used approximately $184,026 of cash.

Cash provided by financing activities was approximately $3,009,000, primarily attributable to the issuance of preferred stock and convertible debentures.

The Company maintains a $300,000 line of credit secured by a $250,000 cash deposit and certain other assets of the Company. This credit facility expires in 1998.

The Company anticipates that additional financing will be required to finance the Company's operations during the next twelve months, principally to fund the continued development and growth of the Global's product sales. Management is currently seeking at least $1.0 million in additional capital to continue to
pursue  Global's business   plan  of  national   advertising   in  support  of
national retail distribution. There can be no assurance that the Company will be able to secure such additional debt or equity financing. Failure to obtain additional financing will require reductions in operational expenses, and may have a material impact on the ability of the Company to increase Global's sales. If the Company obtains additional financing for the next twelve months, of which there can be no assurance, the Company believes that its net cash flow, together with available lines of credit may be sufficient to finance the Company's operations for a period of at least 12 months thereafter.

Prior to the acquisition of Global by the Company, Global issued $685,000 of unsecured 12.5% bridge notes which matured on September 15, 1997. Global is attempting to extend the maturity dates of the bridge notes and is also seeking to refinance the bridge notes.

Item 1. Legal Proceedings.

On August 4, 1997 Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against the Company and Health Wellness Nationwide Corp., the Company's wholly-owned subsidiary. The Company has asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendant's alleged breach of contract in connection with the Company's medical clinic located in Pompano Beach, Florida. The Company is vigorously defending the action. The plaintiff is seeking damages in the amount of approximately $535,000.

On September 10, 1997 Rejuvenation Unlimited, Inc. and Sam Lilly, Inc. brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, arising out of the Company's alleged breach of contract in connection with the acquisition of the Company's medical clinic in Pompano Beach, Florida from the plaintiff. The plaintiff is seeking damages in excess of $15,000.

Item 4.       Submission of Matters to a Vote of Security Holders.

On August 4, 1997 the Company held an annual meeting of its  stockholders.  Neal
R. Heller, Elizabeth S. Heller and Martin C. Licht were elected to the Board of Directors. In addition, Sir Brian Wolfson and Hiram Knott were elected by the Board of Directors to fill two vacancies on the Board of Directors. The stockholders voted for the ratification of the retention of Feldman Radin & Co., P.C. as the Company's independent auditors for the year ended December 31, 1997. The shares of Common Stock were voted as follows: 11,776,003 voted for ratification; 43,370 voted against ratification; and 18,300 abstained.

The stockholders voted for the approval of the Company's 1997 Stock Option Plan. The shares of Common Stock were voted as follows: 6,263,148 voted for approval; 260,470 voted against approval; and 5,245,355 abstained.

Item 6.       Exhibits and Reports on Form 8-K.

The Company filed a report on Form 8-K on August 7, 1997 which was amended on October 6, 1997.




Exhibit Index.

Number        Description of Exhibit
2.1      Amended and Restated Agreement and Plan of Reorganization dated July 23, 1997 by and among the Company, Global and the Global Stockholders. t
3.1      Amended and Restated Certificate of Incorporation of the Company-*
3.2      Amended and Restated By-Laws of the Company.*
4.1      Specimen Certificate of the Company's Common Stock.*
4.2      Form of Class A Warrant.*
4.3      Form of Class B Warrant.*
4.4      Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust
         Company.*
4.5      Form of Underwriter's Warrants.*
4.6      1994 Stock Option Plan.*
4.7      Form of Debenture**
4.8      Registration Rights Agreement dated July 23, 1997 by and among the Company, Global and the
         Global Stockholders. t
4.9      Agreement as to Transfers dated July 23, 1997 by and between Capital Development, S.A. and the
         Company. t
4.10     Articles of Amendment of Articles of Incorporation of the Company.***
4.11     Form of Debenture**
10.1     Form of Employment Agreement between the Company and Neal R. Heller.*
10.2     Form of Employment Agreement between the Company and Elizabeth S. Heller.*
10.3     Lease,  dated April 29,  1993,  between  Florida  Institute  of Massage
         Therapy, Inc., as tenant, and NUCC Venture, as landlord, as amended.*
10.4     Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp., Samantha
         Haimes and Leonard Haimes. t t
10.5     Employment Agreement between Health Wellness Nationwide Corp. and Kaye Lenzi.t t
10.6     Employment Agreement dated July 23, 1997 between the Company and Robert Bruce.**

*        Previously filed with Registration Statement No. 33-91184.

**       Previously filed with the Company's Form IO-QSB for the quarter ended March 31, 1997.

***      Previously filed with the Company's Form IO-QSB dated June 30, 1997.

t        Previously filed with the Company's Form 8-K dated August 7, 1997.

t t      Previously filed with the Company's Form I O-KSB for the year ended December 3 1, 1996.

ttt      Filed with Registration Statement No. 333-35935.

                                       15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   NATURAL HEALTH TRENDS CORP.




                                                  By: /s/     Robert C. Bruce

                                                      Chief Financial Officer

Date:   November 19, 1997