Form 10QSB/A
period 1997-06-30
NATURAL HEALTH TRENDS CORP
filed 1997-12-24
CIK 912061

FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

NATURAL HEALTH TRENDS CORP.

                                            CONSOLIDATED BALANCE SHEET

                                                   June 30, 1997

                                                    (UNAUDITED)

                                                      ASSETS

CURRENT ASSETS:
     Cash                                                                                     $             172,393
     Restricted cash                                                                                        250,000
     Accounts receivable                                                                                  1,582,486
     Inventories                                                                                            335,003
     Due from officers                                                                                      141,379
     Due from affiliate                                                                                      23,724
     Prepaid expenses and other current assets                                                              318,443
                                                                                                --------------------
         TOTAL CURRENT ASSETS                                                                             2,823,428
                                                                                                --------------------

NOTES RECEIVABLE                                                                                          1,964,000
PROPERTY, PLANT AND EQUIPMENT                                                                             3,206,377
GOODWILL                                                                                                  1,504,798
DEPOSITS AND OTHER ASSETS                                                                                   370,936
                                                                                                --------------------

                                                                                              $           9,869,539
                                                                                                ====================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                         $             548,114
     Accrued expenses                                                                                       140,911
                                                                                                                  -
     Current portion of long term debt                                                                       56,468
     Deferred revenue                                                                                       758,200
     Current portion of accrued consulting contract                                                         246,607
     Other current liabilities                                                                              244,726
                                                                                                --------------------
         TOTAL CURRENT LIABILITIES                                                                        1,995,026
                                                                                                --------------------

LONG-TERM DEBT                                                                                            1,876,704
DEBENTURES PAYABLE                                                                                        1,000,000
ACCRUED CONSULTING CONTRACT                                                                                 149,294

COMMON STOCK SUBJECT TO PUT                                                                                 380,000

STOCKHOLDERS' EQUITY:
      Convertible preferred stock, $.001 par value, 1,500,000 shares authorized;
         2,200 shares issued and outstanding                                                              1,680,702
     Common stock, $.001 par value; 40,000,000 shares authorized;
         12,811,261 shares issued and outstanding at June 30, 1997                                           12,811
     Additional paid-in capital                                                                           7,382,013
     Retained earnings (accumulated deficit)                                                             (4,172,011)
     Common stock subject to put                                                                           (380,000)
     Prepaid stock compensation                                                                             (55,000)
                                                                                                --------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                       4,468,515
                                                                                                --------------------

                                                                                              $           9,869,539
                                                                                              ====================

                                  See notes to consolidated financial statements.

                                                         1

                                                                  NATURAL HEALTH TRENDS CORP.

                                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          (UNAUDITED)

                                                         Three months ended                          Six months ended
                                                              June 30                                     June 30
                                                 -----------------------------------       --------------------------------------
                                                      1997               1996                      1997               1996
                                                 ---------------    ----------------          ----------------   ----------------


REVENUES                                      $       1,987,089  $        1,889,193         $       4,060,922  $       3,670,430

COST OF SALES                                         1,143,988           1,079,190                 2,186,476          2,090,870
                                                 ---------------    ----------------          ----------------   ----------------

GROSS PROFIT                                            843,101             810,003                 1,874,446          1,579,560

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                          1,051,181           1,009,164                 2,064,154          1,819,120

COST OF SEVERING EMPLOYMENT AGREEMENT                   -                  -                          497,246           -

LITIGATION SETTLEMENT                                     6,689            -                          118,206           -

NON-CASH IMPUTED COMPENSATION EXPENSE                   -                  -                           25,000           -
                                                 ---------------    ----------------          ----------------   ----------------


OPERATING INCOME (LOSS)                                (214,769)           (199,161)                 (830,160)          (239,560)

OTHER INCOME (EXPENSE):
     Interest (net)                                    (464,778)            (57,671)                 (526,728)          (105,626)
                                                 ---------------    ----------------          ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                      (679,547)           (256,832)               (1,356,888)          (345,186)

PROVISION FOR INCOME TAXES                             -                   -                                -
                                                 ---------------    ----------------          ----------------   ----------------

NET INCOME (LOSS)                                      (679,547)           (256,832)               (1,356,888)          (345,186)

PREFERED STOCK DIVIDENDS                               (220,000)           -                         (220,000)           -
                                                 ---------------    ----------------          ----------------  ----------------

INCOME (LOSS) TO COMMON SHAREHOLDERS          $        (899,547) $         (256,832)        $      (1,576,888) $         (345,186)
                                                 ===============    ================          ================   ================

EARNINGS (LOSS) PER COMMON SHARE              $           (0.07) $            (0.02)        $           (0.13) $           (0.03)
                                                 ===============    ================          ================   ================

WEIGHTED AVERAGE COMMON SHARES USED                  12,811,261          11,189,108                12,611,868         11,132,441
                                                 ===============    ================          ================   ================




















                                                        See notes to consolidated financial statements.

                                                                               2

                           NATURAL HEALTH TRENDS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                  Six months ended
                                                                                       June 30
                                                                   -----------------------------------------
                                                                              1997                   1996
                                                                   -------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                   $       (1,356,888)     $       (345,186)
        Adjustments to reconcile net loss to net                   ------------------      ----------------
                Depreciation and amortization                                 162,038               112,842
                Non-cash imputed compensation expense                          25,000                  -
                Amortization of note payable discount                         325,000

        Changes in assets and liabilities:
                (Increase) decrease in accounts receivable                   (100,897)             (270,429)
                (Increase) decrease in inventories                            (79,821)              (92,776)
                (Increase) decrease in prepaid expenses                      (272,128)               (5,027)
                (Increase) decrease in deposits and other assets             (288,683)               (6,352)
                Increase (decrease) in accounts payable                       100,736               245,408
                Increase (decrease) in accrued expenses                        10,572                81,554
                Increase (decrease) in deferred revenue                        (5,680)               76,967
                Increase (decrease) in other current liabilities               (9,955)               11,713
                Increase (decrease) in accrued consulting contract            395,900                  -
                                                                      ---------------       ---------------
                        TOTAL ADJUSTMENTS                                     262,082               153,900
                                                                      ---------------       ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (1,094,806)             (191,286)
                                                                      ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                 (161,494)             (399,406)
        Acquisition expenses                                                     -                  (20,000)
        Purchase of marketable securities                                        -                 (252,584)
        Loan to Global Health Alternatives, Inc.                           (1,964,000)                 -
                                                                      ---------------       ---------------
NET CASH USED IN INVESTING ACTIVITIES                                      (2,125,494)             (671,990)
                                                                      ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in due from officer                                           (4,884)                 -
        Increase in due to related parties                                       -                  (13,958)
        Increase in due to bank                                                  -                   14,343
        Decrease in restricted cash                                             8,932                  -
        Proceeds from sale of debenture                                     3,262,528                  -
        Proceeds from notes payable and long-term debt                        577,342               551,732
        Payments of debt                                                     (968,548)             (197,092)
        Payments of dividents                                                    -                 (184,173)
        Issuance of common stock                                                 -                     -
                                                                      ---------------       ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,875,370               170,852
                                                                      ---------------       ---------------
NET INCREASE (DECREASE) IN CASH                                              (344,930)             (692,424)

                                                                              517,323               994,816
                                                                      ---------------       ---------------
CASH, END OF PERIOD                                                   $       172,393       $       302,392
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

Interest Expense

Interest expense for the six months ended June 30, 1997 was $526,728 as compared to $105,626 for the comparable period of 1996. The increase is primarily due to interest cost associated with the issuance of the convertible debentures in December 1996 and April 1997 offset by less borrowing against available lines of credit as well as the investment of excess funds in higher yield accounts.

Net Loss

For the six months ended June 30, 1997, the net loss was $1,356,888 compared to a net loss of $345,186 for the six months ended June 30, 1996. The increase in the loss is primarily attributable to the impact of the individual elements discussed above.

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

Date:      December 23, 1997


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
