Form 10QSB/A
period 1997-09-30
NATURAL HEALTH TRENDS CORP
filed 1998-01-08
CIK 912061

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





                                            NATURAL HEALTH TRENDS CORP.

                                            CONSOLIDATED BALANCE SHEET

                                                September 30, 1997

                                                    (UNAUDITED)





                                                      ASSETS
CURRENT ASSETS:
     Cash                                                                                     $             115,439
     Restricted cash                                                                                        250,000
     Accounts receivable                                                                                  2,282,106
     Inventories                                                                                            931,475
     Due from officers                                                                                      141,399
     Due from affiliate                                                                                      23,723
     Prepaid expenses and other current assets                                                              373,165
                                                                                                --------------------
         TOTAL CURRENT ASSETS                                                                             4,117,307

PROPERTY, PLANT AND EQUIPMENT                                                                             3,157,157
GOODWILL AND OTHER ASSETS                                                                                 7,004,660
                                                                                                --------------------

                                                                                              $          14,279,124
                                                                                                ====================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                         $           2,274,166
     Accrued expenses                                                                                     1,125,583
     Revolving credit line                                                                                  132,042
     Accrued expenses of discontinued operations                                                            338,446
     Current portion of long term debt                                                                      837,196
     Deferred revenue                                                                                     1,360,540
     Current portion of accrued consulting contract                                                         246,607
     Other current liabilities                                                                              402,367
                                                                                                --------------------
         TOTAL CURRENT LIABILITIES                                                                        6,716,947
                                                                                                --------------------

LONG-TERM DEBT                                                                                            2,196,934
DEBENTURES PAYABLE                                                                                          609,665
ACCRUED CONSULTING CONTRACT                                                                                 113,524
ACCRUED EXPENSES OF DISCONTINUED OPERATIONS                                                                 274,660

COMMON STOCK SUBJECT TO PUT                                                                                 380,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,500,000 shares authorized;
         2,200 shares issued and outstanding                                                              1,900,702
     Common stock, $.001 par value; 40,000,000 shares authorized;
         20,290,101 shares issued and outstanding at September 30, 1997                                      20,290
     Additional paid-in capital                                                                          11,476,353
     Retained earnings (accumulated deficit)                                                             (8,995,575)
     Common stock subject to put                                                                           (380,000)
     Prepaid stock compensation                                                                             (34,375)
                                                                                                --------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                       3,987,395
                                                                                                --------------------

                                                                                              $          14,279,124
                                                                                                ====================
                                  See notes to consolidated financial statements.




                                     NATURAL HEALTH TRENDS CORP.

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (UNAUDITED)

                                                  Three months ended                                   Nine months ended
                                                     September 30                                        September 309
                                          -----------------------------------                --------------------------------------
                                               1997               1996                               1997                1996
                                          ----------------   ----------------                ----------------    ------------------

REVENUES                                 $       1,875,674  $       1,242,704                  $       4,752,995   $      3,582,317

COST OF SALES                                      814,222            636,348                          1,774,124          1,372,968
                                          ----------------   ----------------                   ----------------    ---------------
GROSS PROFIT                                     1,061,452            606,356                          2,978,871          2,209,349

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                     2,582,254            745,306                          4,677,659          2,646,584

NON-CASH IMPUTED COMPENSATION EXPENSE              400,000               -                               400,000               -

LITIGATION SETTLEMENT                                 -                  -                               118,206               -
                                          ----------------   ----------------                   ----------------    ---------------


OPERATING INCOME (LOSS)                         (1,920,802)          (138,950)                        (2,216,994)          (437,235)

OTHER INCOME (EXPENSE):
     Interest (net)                                (80,481)           (55,952)                          (715,542)          (161,578)
     Other                                        (103,000)                                             (103,000)
                                          ----------------   ----------------                   ----------------    ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                          (2,104,283)          (194,902)                        (3,035,536)          (598,813)

PROVISION FOR INCOME TAXES                            -                  -                                 -                   -
                                          ----------------   ----------------                   ----------------    ---------------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS                                 (2,104,283)          (194,902)                        (3,035,536)          (598,813)
                                          ----------------   ----------------                   ----------------    ---------------

DISCONTINUED OPERATIONS:
     Income (Loss) From Discontinued
       Operations                               (1,484,206)           (14,195)                        (2,018,174)            44,528
     (Loss) on Disposal                           (613,406)              -                              (613,406)                 -
                                          ----------------   ----------------                   ----------------    ---------------
INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                                 (2,097,612)           (14,195)                        (2,631,580)            44,528
                                          ----------------   ----------------                   ----------------    ---------------

NET INCOME (LOSS)                        $      (4,201,895) $        (209,097)                 $      (5,667,116)  $       (554,285)
                                          ================   ================                   ================    ===============

INCOME (LOSS) PER COMMON SHARE:
     Continuing Operations               $           (0.13) $           (0.02)                 $           (0.26)  $          (0.05)
     Discontinued Operations                         (0.11)             (0.00)                             (0.18)              0.00
                                          ----------------   ----------------                   ----------------    ---------------
NET INCOME (LOSS) PER COMMON SHARE       $           (0.24) $           (0.02)                 $           (0.44)  $          (0.05)
                                          ================   ================                   ================    ===============

WEIGHTED AVERAGE COMMON SHARES USED             19,059,951         11,189,108                         14,604,629         11,159,665
                                          ================   ================                   ================    ===============

                      See notes to consolidated financial statements.

                                         2





                                                 NATURAL HEALTH TRENDS CORP.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (UNAUDITED)

                                                                                                 Nine months ended
                                                                                                    September 30
                                                                                         -----------------------------------
                                                                                              1997                1996
                                                                                         ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $      (5,667,116)  $       (554,285)
                                                                                         ----------------    ---------------
     Adjustments to reconcile net loss to net
         Cash provided by (used in) operating activities:
         Depreciation and amortization                                                           334,660            180,988
         Non-cash imputed compensation expense                                                   425,000                  -
         Loss on disposal of fixed assets,net                                                     87,191                  -
         Interest settled by issuance of stock                                                    90,650
         Write-off of clinic goodwill                                                          1,325,605                  -
         Amortization of note payable discount                                                   433,333

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                             (732,460)          (615,032)
         (Increase) decrease in inventories                                                     (175,712)           (99,541)
         (Increase) decrease in prepaid expenses                                                (213,155)            38,544
         (Increase) decrease in and other assets                                                (213,083)            (3,325)
         Increase (decrease) in accounts payable                                                 861,312            136,706
         Increase (decrease) in accrued expenses                                                 559,379             97,634
         Increase (decrease) in deferred revenue                                                 596,660            201,158
         Increase (decrease) in other current liabilities                                         31,081             68,511
         Increase (decrease) in accrued expenses for disc. operations                            613,105                  -
         Increase (decrease) in accrued consulting contract                                      360,131                  -
                                                                                         ----------------    ---------------
            TOTAL ADJUSTMENTS                                                                  4,383,697              5,643
                                                                                         ----------------    ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           (1,283,419)          (548,642)
                                                                                         ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                       (184,026)          (433,228)
     Net cash provided by (used for) acquisitions                                                 20,240            (20,000)
     Purchase of marketable securities                                                                 -           (255,714)
     Pre-acquisition loan to Global Health Alternatives, Inc.                                 (1,964,000)                 -
                                                                                         ----------------    ---------------

NET CASH USED IN INVESTING ACTIVITIES                                                         (2,127,786)          (708,942)
                                                                                         ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in due from officer                                                                 (4,904)           (22,728)
     Increase in due to bank                                                                           -             16,188
     Decrease in restricted cash                                                                   8,932                  -
     Proceeds from preferred stock                                                             2,200,000                  -
     Proceeds from sale of debentures                                                          1,626,826
     Payment of debentures                                                                      (355,650)                 -
     Loan origination costs preferred stock                                                     (299,299)                 -
     Proceeds from notes payable and long-term debt                                              119,873            780,465
     Payments of notes payable and long-term debt                                               (286,458)          (208,427)
     Payments of dividends                                                                             -           (184,173)
                                                                                         ---------------     ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      3,009,320            381,325
                                                                                         ----------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                                 (401,885)          (876,259)

CASH, BEGINNING OF PERIOD                                                                        517,323            994,816
                                                                                         ----------------    ---------------

CASH, END OF PERIOD                                                                    $         115,438   $        118,557
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

2.       EARNINGS (LOSS) PER SHARE

         Per share information is computed based on the weighted average number of shares outstanding during the period. Per share amounts for the three and nine months ended September 30, 1997 are reduced by approximately $422,666 and $789,333 in cumulative preferred stock dividends, respectively.

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

6.       PREFERRED STOCK

         In June 1997, the Company sold 2,200 shares of its convertible Series A preferred stock for $1,000 a share realizing net proceeds of $1,900,702. The preferred stock pays dividends at the rate of 8% per annum payable in cash or shares of the Company's common stock valued at 75% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 60 days after issuance, provided that a registration statement covering the resale of the shares of common stock is effective, at the rate of 75% of the average closing bid price of the common stock over the five days preceding the notice of redemption.
         The Company has the right to redeem the preferred stock for 240 days after the date of issuance at the rate of 125% of the stated value. If a registration statement is not deemed effective within 60 days of the date of issuance, then the Company is obligated to pay a penalty at the rate of 2.5% per month. For the quarter ended September 30, 1997 the Company has accrued $103,000 for failure to timely register in connection with this penalty.

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



                                                                       Nine months ended September 30,

                                                                       1997                      1996
                                                                       ----                      ----
         REVENUES                                             $       5,376,145      $         3,867,802
                                                                      ==========              ==========

         Loss from continuing operations                      $      (5,408,063)     $        (2,126,427)
                                                                     ===========              ===========

         Net loss                                             $      (8,039,643)     $        (2,081,899)
                                                                     ===========              ===========

         Loss per share from
          continuing operations                               $           (0.33)     $             (0.13)
                                                                     ===========             ===========

         Net loss per share                                   $           (0.47)     $             (0.12)
                                                                     ===========             ============

         Shares used in computation                                  18,955,121               16,753,155
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

Interest Expense:

Interest expense for the nine months ended September 30, 1997 was $715,542 as compared to $161,578 for the comparable period in 1996. This increase is due primarily to interest payable to holders of the Company's convertible debentures issued in April 1997, as well as interest payable on Global's bridge notes.

Income (Loss) from Continuing Operations:

The loss from continuing operations was $3,035,536 for the nine months ended September 30, 1997 compared to $598,813 for the comparable prior period. The increase in the loss is primarily attributable to the impact of the individual elements discussed above.

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

Net Loss:

For the nine months ended September 30, 1997, the net loss was $5,667,116 compared to a net loss of $554,285 for the nine months ended September 30, 1996. The increase in the loss is primarily attributable to the impact of the individual elements discussed above.


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

At September 30, 1997 the ratio of current assets to current liabilities was .61 to 1.0. There was a working capital deficit of approximately $2,600,000.

Cash used in operations for the period ended September 30, 1997 was approximately $1,283,000, attributable primarily to the net loss of $5,667,116, adjusted for non-cash expenses and changes in operating assets and liabilities aggregating $4,383,697.

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

Date:   January 07, 1998