Form 10KSB
period 1997-12-31
NATURAL HEALTH TRENDS CORP
filed 1998-04-15
CIK 912061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10- KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1997

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

      Securities registered pursuant to Section 12(b) of the Exchange Act: ___

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

                                Class A Warrants
                                (Title of Class)
                                ----------------

                                Class B Warrants
                                ----------------
                                (Title of Class)

                                      Units
                                      -----
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES _X_          NO ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $6,992,516




The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of March 31, 1998 was $32,460,427, with an approximate aggregate market value of $2,598,889 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of March 31, 1998 was 38,380,427 (not adjusted for the one for 40 reverse stock split in April 1998).

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
                            Item Number and Caption


PART I

         Item 1.  Description of Business..................................   4
         Item 2.  Description of Properties................................  19
         Item 3.  Legal Proceedings........................................  21
         Item 4.  Submission of Matters to a Vote of Security Holders......  21

PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters.  22
         Item 6.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operation...............  23
         Item 7.  Financial Statements.....................................  23
         Item 8.  Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure...........  23

PART III

         Item 9.  Directors, Executive Officers, Promoters
                          and Control Persons..............................  24
         Item 10. Executive Compensation...................................  26
         Item 11. Security Ownership of Certain Beneficial
                          Owners and Management............................  28
         Item 12. Certain Relationships and Related Transactions...........  30
         Item 13. Exhibits, Financial Statement Schedules,
                          and Reports on Form 8-K..........................  31

                                     PART I

Item 1. Description of Business.

     Natural Health Trends Corp. (the "Company") is a corporation which develops and operates businesses to promote human wellness. The Company is presently engaged in two separate lines of business. Through Global Health Alternatives, Inc. ("GHA"), the Company's wholly-owned subsidiary, the Company markets a line of natural, over-the-counter ("OTC") homeopathic pharmaceutical products. Doing business as the Florida College of Natural Health, the Company owns and operates three vocational schools as a junior college in the Orlando area, Pompano Beach and Miami, Florida (individually, the "Orlando School," the "Pompano Beach School" and the "Miami School" and collectively the "Schools") that offer training and preparation for licensing in therapeutic massage and for registration in skin care. Unless the context otherwise requires, the Company and its subsidiaries, including GHA, are sometimes referred to collectively as the "Company."

     In July 1997 the Company acquired all of the capital stock of GHA in exchange for 5,800,000 shares of Common Stock, plus a number of additional shares of Common Stock to be determined based upon the operating performance of GHA. In June 1997, GHA commenced marketing Natural Relief 1222, a line of topical homeopathic medicines in a patented base of natural ingredients, acquired in May 1997 from Troy Laboratories, Inc. From GHA's inception on August 3, 1993 through June 1997, GHA was primarily engaged in organizational and financing activities, including business and product line acquisitions, and preliminary marketing and distribution activities. GHA's primary focus has been to develop a distribution network for its line of Natural Relief 1222 products. GHA has obtained initial distribution of Natural Relief 1222 in mass channels primarily chain drug stores and health food stores. Other GHA products include the Ellon flower remedies which utilize homeopathic active ingredients in a tincture appropriate for oral consumption or in a topical form without a patented inactive base.


     The Schools seek to fulfill the educational needs of adults seeking augmented career skills or whose educational needs have not been met in traditional educational environments. These individuals are primarily high school graduates and underemployed adults seeking specific career skills and training. As of December 31, 1997, 707 students were enrolled in the Schools. The Schools are licensed under Florida law and approved by the United States Department of Education (the "USDOE") to provide financial aid to qualified applicants. For the year ended December 31, 1997, the Schools derived approximately 66% of its revenues from financial aid provided under Federal or state assistance programs.

     The Company's strategy is to focus on developing GHA's business, which is to identify natural products that have demonstrable health benefits and can be marketed without prior approval of the United States Food and Drug Administration (the "FDA"), and to promote and market those products. In addition, the Company intends to acquire, although there can be no assurance thereof, existing products and companies which are complementary to the Company's existing products.

     As part of the Company's shift in emphasis to the sale and marketing of natural health products, the Company closed the Company's natural health care center in Boca Raton, Florida in October, 1997 and the natural health care center in Pompano Beach, Florida in January 1998. The natural health care centers provided multidisciplinary complementary health care in the areas of alternative and nutritional medicine. In March 1998, the Company sold the assets of The Corporate Body, Inc., which offered on-site massages to businesses. The Company intends to sell the Schools to Neal R. Heller, the Company's President, Chief Executive Officer, a principal stockholder and a director, Elizabeth S. Heller, his wife, the Company's secretary, a principal stockholder and a director and Florida College of Natural Health, Inc., a company controlled by Mr. and Mrs. Heller. The purchase price for the Schools is $1,800,000. In connection with the sale of the Schools, Mr. and Mrs. Heller's employment agreements will be cancelled, Mr. and Mrs. Heller will resign as directors and officers of the Company, and Mr. and Mrs. Heller will transfer to the Company 3,034,000 shares of Common Stock (78,850 shares of Common Stock post-split) and options to purchase 800,000 shares of Common Stock (20,000 shares of Common Stock post-split).


     The Company was incorporated under the name Florida Institute of Massage Therapy, Inc. in Florida in December 1988 and changed its name to Natural Health Trends Corp. in June 1993. The Company's principal offices are located at 2001 West Sample Road, Pompano Beach, Florida 33064 and its telephone number is (954) 969-9771.

Product Acquisition and Licensing Agreements

     GHA has obtained its current product portfolio by acquiring product lines and companies and entering into licensing agreements relating to the marketing and manufacture of its products. GHA has not developed any of its products, and does not maintain a research and development staff or research facilities.

     In October 1996 GHA acquired two natural product lines: Ellon flower essence products and Fruitseng(R) new age beverages. The Ellon products comprise 38 traditional English homeopathic flower remedies and one combination flower remedy. These products are sold principally through natural and health food stores. The Fruitseng line of ginseng-supplemented fruit juice drinks and iced tea drinks was distributed prior to the acquisition through specialty food distributors and mass market beverage distributors. Following the acquisition of the Fruitseng line, GHA elected to develop, less capital-intensive products, and Fruitseng is not currently in distribution nor does the Company have any intention of allocating resources to reintroduce the brand.

     In November 1996 GHA entered into an option agreement to acquire all of the capital stock of Natural Health Laboratories, Inc., which held marketing and distribution rights to a line of natural, homeopathic topical medical products utilizing a patented base and marketed under the Natural Relief 1222 trademark. In connection with the acquisition, Natural Health Laboratories, Inc. acquired the rights to the patent from Troy Laboratories, Inc. and H. Edward Troy. Prior to the acquisition, GHA funded the operations of Natural Health Laboratories, Inc. pursuant to the option agreement.

     In April 1998, the Company restructured its agreement with the previous holder of the patented base for Natural Relief 1222. The Company agreed to make certain payments to and on behalf of the previous holders of the patent in settlement of accrued royalties and for the modification of the scheduled royalties. Under the agreement, the Company will pay royalties in connection with the patent equal to 3% of net sales up to $2,000,000, 2% of net sales from $2,000,000 to $4,000,0000 and 1% of net sales thereafter. In the event of a default in the payment of royalties or other payments in connection with the agreement, the patent will revert back to the original holders.

Overview of the Natural Health Product Market

     The Company believes that the market for natural products and supplements is being driven by information in the mass media which continues to highlight problems with the American diet; the fact that American consumers are becoming increasingly disenchanted with and skeptical about many conventional medical approaches to disease treatment; growing consumer interest in and acceptance of natural and alternative therapies and products; and, finally, recent clarifications and changes of food and drug laws that have eased significantly the regulatory burdens associated with the introduction and sale of dietary supplements.

     The Company believes that public awareness of the positive effects of nutritional supplements and natural remedies on health has been heightened by widely publicized reports and medical research findings indicating a correlation between the consumption and use of a wide variety of nutrients and natural remedies and the reduced incidence of certain diseases.

     The Company believes, although there can be no assurance, that the aging of the United States population, together with an increased focus on preventative and alternative health care measures, will continue to fuel increased demand for certain nutritional supplement products and natural remedies. Management also believes that the continuing shift to managed healthcare delivery systems will place greater emphasis on disease prevention and health maintenance, areas with which natural health products are most identified.

     With respect to the distribution of natural health products, while distribution through small to large sized natural and health food stores remains significant, the bulk of the growth is found in the mass merchandisers and health food chains such as General Nutrition Centers which now represent the majority of sales, and represent the fastest growing channels of distribution.

Products

     The Company's initial mass market-oriented product, Natural Relief 1222 Arthritis Relief ("Arthritis Relief") is a topical, natural, homeopathic medicine. The active ingredients are Bryonia 6X and Rhus Toxicodendron 6X, in a patented base of natural ingredients. This product is intended to be utilized for the temporary relief of minor pains and stiffness of muscles and joints associated with arthritis. Arthritis Relief was introduced in July 1997 through a nationwide television direct response advertising campaign. The Company also introduced Arthritis Relief to the mass consumer distribution channels through a broker network. The Company has obtained distribution of Arthritis Relief in eight of the top ten drug chains, including Rite Aid, Walgreens and Eckerd Drug. The Company also markets Arthritis Relief through catalogue and electronic media marketing companies.

     The total market for topical analgesics in mass market channels in 1997 exceeded $230 million. The category consists of two general types of products - counter-irritants, such as BenGay, which mask pain by irritating the skin in the area of application, and capsaicin products, such as Zostrix, which utilize the pain-reducing properties of a component of hot chili peppers. It is estimated that approximately 50 million Americans have some form of arthritis.

     In December 1997 GHA introduced three extensions to the Natural Relief 1222 product line - Sports Rub, Wart Remover and Dermatitis & Eczema Relief. These products have been introduced to existing mass market and natural/health food distribution channels through the Company's broker networks and direct selling efforts.

     Natural Relief 1222 Sports Rub, like Arthritis Relief, is a topical analgesic comprised of a homeopathic active ingredient, Thuja occidentalis 2C, in a patented base of natural ingredients. This product is intended to be utilized for prompt, temporary relief of minor pain, strains, sprains, stiffness, bruising, inflammation and weakness in muscles and joints due to overexertion and athletic activity. The Company intends Sports Rub to be a companion product to Arthritis Relief within the topical analgesics category.

     Natural Relief 1222 Wart Remover is a natural alternative to traditional salicylic acid-based products, and is comprised of a homeopathic active ingredient, Thuja occidentalis 2C, in a patented based of natural ingredients. This product is intended to be utilized for the removal of common warts.

     Natural Relief 1222 Dermatitis & Eczema Relief is a natural alternative to traditional hydrocortisone-based products, and is comprised of a homeopathic active ingredient, Lycopodium 2C, in a patented base of natural ingredients. This product is intended to be utilized for temporary relief of scalp or skin itching, irritation, redness, flaking and scaling associated with seborrheic dermatitis or eczema.

     The Company markets a line of homeopathic flower remedies under the Ellon trade name, which consists of 38 individual flower remedies and one combination flower remedy, sold as Calming Essence(R). These products are regulated OTC pharmaceuticals which are intended to be utilized for the relief of a range of emotional and psychological stresses. Calming Essence is sold principally to natural and health food retailers and distributors, and to alternative health care practitioners. The Company utilizes a combination of brokers and in-house telemarketers to sell the Ellon products. The Company competes in this category with several other established tines of homeopathic flower remedies, including the Bach and Flower Essence Services product lines.

     Management anticipates introducing additional products under the Natural Relief 1222 product line. The Company currently has developed formulations for acne relief and for first aid use for minor abrasions and contusions. Other Natural Relief 1222 products in development include a natural anti-fungal topical pharmaceutical and a natural burn and wound topical pharmaceutical.

Manufacturing

     The Company does not intend to develop its own manufacturing capabilities since management believes that the availability of manufacturing services from third parties on a contract basis is adequate to meet the Company's needs. The Company has utilized a number of manufacturers who have sufficient manufacturing capacity to meet the Company's anticipated production needs.

     The Company has used the services of a number of companies to manufacture its Natural Relief 1222 and the Ellon product lines. Natural Relief 1222 products generally require the mixing and processing of the active and inactive ingredients, which are then filled in tubes and packaged for retail sale. Ellon products involve the preparation of homeopathic medicines according to the Homeopathic Pharmacopecia of the United States, and are generally sold in the form of tinctures packaged in small dropper bottles labeled for retail sale. The products are shipped from the Company's Portland, Maine facility or independent distribution centers located in Maine and New Jersey. The Company's products are manufactured to the Company's specifications in facilities in compliance with Federal Good Manufacturing Practice regulations.

     The Company has no existing contractual commitments or other arrangements for the future manufacture of its products. Rather, it places orders for component or finished goods manufacturing services as required based upon price quotations and other terms obtained from selected manufacturers.

     Natural Relief 1222 Arthritis Relief, Sports Rub and Wart Remover are manufactured in the United States. Natural Relief 1222 Dermatitis & Eczema Relief utilizes certain components manufactured in the Peoples' Republic of China, and packaged in the United States. Ellon products utilize certain components manufactured in the United Kingdom. and are further manufactured and packaged in the United States. The Company anticipates that it will, for the foreseeable future, continue to rely on foreign sources for certain key components for certain of its products.

Marketing and Distribution

     Natural Relief 1222 Arthritis Relief was introduced in July 1997. Commercial shipments of the product were initiated in the same month. Extensions on the Natural Relief 1222 product line (Sports Rub, Wart Remover and Dermatitis & Eczema Relief) were introduced in December 1997.

     The Company has pursued a "multi-channel" distribution strategy in marketing its line of Natural Relief 1222 products, and intends to follow a similar strategy with future products. The Natural Relief 1222 line of products is sold in eight of the top 10 drug chains, including Rite Aid,

Walgreens and Eckerd Drug, as well as in certain supermarket chains, including Smith's. The Company also distributes its products to the health and natural food market through distributors and independent health and natural food retailers. In addition, the Company sells through other specialty channels, including catalogues such as the Carol Wright catalogue, television marketing channels such as Home Shopping Network and electronic media such as CUC International's world-wide web catalogue/website. The nature of the product and its target market dictate the channels of distribution in which a particular product is launched, and the level of effort directed to each channel of distribution.

     The Company utilizes a number of independent brokers to assist in the sale of its products in the mass market and natural and health food distribution channels. Brokers receive a commission on sales, and in certain cases a fixed monthly payment, under agreements that are terminable at will by either party on short notice. In most cases, the Company sells and ships its products directly to the warehouses and distribution centers of major retail chains. To reach smaller chains and independent retailers, the Company distributes products through drug wholesalers such as McKesson and Bergen Brunswig, and natural foods distributors such as Cornucopia (United Natural Foods).

     To support its marketing efforts, the Company advertises in trade and consumer health magazines, on television, and on radio, attends trade shows and exhibitions, sponsors promotional programs and events and in-store promotions, and engages in a public relations effort that has resulted in articles in health, mature audience, trade and natural products publications, which the Company uses to promote its products. In May 1997, GHA entered into a five year endorsement contract with actor and dancer Donald O'Connor. Mr. O'Connor receives royalties on sales of Natural Relief 1222 Arthritis Relief products at the rate of 1.5% for domestic retail sales up to $10,000,000; 1.0% for sales between 10,000,000 and $20,000,000; .5% for sales between $20,000,000 and
$30,000,000 and .25% for sales over $30,000,001. In addition, Mr. O'Connor receives royalties for direct response sales at the rate of between 2% and 4% and between 2.5% and 1.5% for electronic home shopping sales. Mr. O'Connor will receive 1% of all retail and direct response international sales. All royalties to be paid to Mr. O'Connor will be applied against a minimum guaranteed royalty payment. The Company has made extensive use of television and other media advertising featuring Mr. O'Connor, and it is anticipated that Mr. O'Connor will be featured in future promotional and public relations activities. The Company may utilize additional paid endorsers for its products in the future.

     In the twelve-month periods ended December 31, 1996 and December 31, 1997, GHA's expenditures for product advertising and promotion were approximately $89,100 and $2,317,800, respectively.

Competition - Products

     Over the counter medicine products are distributed primarily through the mass market channels of distribution, including chain drug stores, independent drug stores, supermarkets and mass merchandisers. The Company's competitors include such companies as Genderm, Thompson Medical,

Schering Plough, Pfizer, Chattem and Warner Lambert.

     The Company's products include FDA recognized homeopathic active ingredients in a patented base of natural ingredients. The Company's competitors have access to these same homeopathic ingredients and would be able to develop and market similar products. However, competitors would be unable to completely duplicate the products' formulae due to the patent protection that extends to the use of certain inactive ingredients. Nonetheless, marketplace success will probably be determined more by marketing and distribution strategies and resources than by product uniqueness.

Government Regulation

     The Company believes that all of its existing products are homeopathic medicines which do not require governmental approvals prior to marketing in the United States. The processing. formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture, the Department of Alcohol, Tobacco and Firearms and the Environmental Protection Agency. The Company's activities are also subject to regulation by various agencies of the states and localities in which its products are sold. In addition, the sale of the Company's products by distributors in foreign markets are subject to regulation and oversight by various federal, state and local agencies in those markets.

     The FDA traditionally has been the main agency regulating the types of products sold by homeopathic and natural OTC pharmaceutical firms. Official legal recognition of homeopathic drugs in the United States dates to the federal Food, Drug and Cosmetic Act of 1938 ("FDCA"). The FDCA provides that the term "drug" includes articles recognized in the official Homeopathic Pharmacopoeia of the United States ("HPUS"). The FDCA further recognizes the separate nature of homeopathic drugs from traditional, allopathic drugs by providing that whenever a drug is recognized in both the United States Pharmacopoeia ("USP") and the HPUS it shall be subject to the requirements of the USP unless it is labeled and offered for sale as a homeopathic drug, in which case it shall be subject to the provisions of the HPUS and not to those of the USP.

     In 1988, the FDA issued a Compliance Policy Guide ("CPG") that formally established the manner in which homeopathic drugs are regulated. The CPG provides that homeopathic drugs may only contain ingredients that are generally recognized as homeopathic. Such recognition is most often obtained via the publication of a monograph in the HPUS. The FDA has also noted that a product's compliance with a HPUS monograph system does not necessarily mean that it has been shown to be safe and effective. According to the CPG, and consistent with established FDA principals regarding allopathic drugs, a homeopathic drug may only be marketed without a prescription if it is intended solely for self-limiting disease conditions amenable to self-diagnosis and treatment. Other homeopathic drugs must be marketed as prescription products. In addition, if an HPUS monograph states that a drug should only be available on a prescription basis, this criteria will apply even if the drug is intended for a self limiting condition. The CPG provides that the FDA's general allopathic drug labeling requirements are also applicable to homeopathic drugs. All firms that manufacture, prepare, compound, or otherwise process homeopathic drugs must register their drug establishments with the FDA and must also "list" their drugs with the agency. Homeopathic drugs must also be manufactured in conformance with "current good manufacturing practices" ("GMP"). In addition, homeopathic drugs are exempt from FDA's requirements for expiration date labeling.

     The HPUS is updated regularly. The HPUS was initially published by the Committee on Pharmacy of the American Institute of Homeopathy and is currently published by the Homeopathic Pharmacopoeia Convention of the United States ("HPCUS"), a private, non-profit entity organized exclusively for charitable, educational, and scientific activities. The HPUS is an official publication that is cited in the Federal Food and Drug Laws and CPU. The HPUS contains hundreds of monographs for homeopathic ingredients that have been found by the HPCUS to be both safe and effective. The HPUS also contains general standards for the preparation of homeopathic drugs.

Employees

     As of December 31, 1997 the Company's Schools had 54 full time employees and 16 part time employees including 34 full time administration employees and 33 part time administration employees. The Schools have 20 full time and 13 part time faculty members and the Corporate Massage Service had one full time employee. GHA also has 13 full time employees and one part time employee, of which, five are executive and administrative, six are in accounting and operations and three are in marketing and sales. GHA also employs three full time consultants. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

Insurance

     The Company presently maintains workers' compensation coverage and liability insurance relating to hazards on the Company's premises. The Company carries a general liability policy which provides for coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company's professional liability policy provides for coverage of $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company is and will be engaged in a business which could expose it to personal injury and other liability claims. GHA carries general liability insurance in the amount of $5,000,000 per occurrence and $6,000,000 in the aggregate including products liability insurance. There can be no assurance, however, that the Company's insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost, if at all. A successful claim could have a material adverse effect on the Company.

Patents and Trademarks

     GHA, through Natural Health Laboratories, Inc., has a United States Patent covering the use of certain inactive botanical ingredients as a base for several of its Natural Relief 1222 products. The Company also has obtained marketing and manufacturing rights to a family of Chinese-origin, patented, natural topical medical products.

     GHA has federal trademark registrations for Natural Relief 1222, Ellon, Calming Essence and Mesozoic Minerals. The Company also has trademark registrations for Nature's Relief and Nature's Relief 1222 in Canada. The Company's general policy is to pursue registrations of trademarks associated with its key products and to protect its legal and commercial rights with respect to the use of those trademarks. The Company relies on common law trademark rights to protect its unregistered trademarks.

     Additional trademark registration applications which may be filed by the Company with the United States Patent and Trademark Office and in other countries may or may not be granted and the breadth or degree of protection of the Company's existing or future trademarks may not be adequate. Moreover, the Company may not be able to defend successfully any of its legal rights with respect to its present or future trademarks. The failure of the Company to protect its legal rights to its trademarks from improper appropriation or otherwise may have a material adverse affect on the Company.

Seasonality

     Sales of topical analgesic products are strongest during the colder winter months when arthritis sufferers tend to feel pain and stiffness more acutely. Conversely, sales of skin treatment products (e.g., hydrocortisone creams, etc.) are slightly stronger during the non-winter months. The Company does not believe that the sales of wart removal products are seasonal.

Operation of the Schools

Curricula

     The primary focus of the Schools has been on massage therapy, which the Company believes has achieved increased public awareness and acceptance. Currently, 23 states, including Florida and New York, require individuals who practice massage therapy to be licensed. The Schools prepare students to take the examination offered by the National Certification Board for Therapeutic Massage and Bodywork (the "NCBTMB") for certification as a massage therapist. The NCBTMB's certification of massage therapists satisfies the requirements for licensing in 11 of the states requiring licenses, including Florida. The Schools also offer training in skin care. The State of Florida requires registration of skin care professionals. Upon completing the skin care program and passing an exam administered by the School, the School's students satisfy the requirements for registration as a skin care professional by the State of Florida.

     The Schools also offer a combined massage therapy and skin care program, requiring approximately 900 hours of study. The Schools require that the massage therapy portion of the curriculum be completed first, followed by 300 hours of skin care.

Student Recruitment

     The Company believes that enrollment at the Company's Schools is influenced by a number of factors, including (i) a growing need for individuals to have technical and occupational training in order to obtain employment, (ii) the number of high school graduates and other demographic trends, and (iii) the availability of competing alternatives, including other educational opportunities, other vocational training alternatives, employment and service in the U.S. military. The Company believes that successful student recruitment depends upon a number of factors, including a school's educational reputation and accreditation, job placement record, frequency and schedule of classes and location, as well as the availability of Federal student financial aid. In order to attract potential students and increase recognition of its name and programs of study, the Company utilizes a variety of marketing methods including radio, newspapers, mailings, presentations and public relations.

Job Placement

     The Company believes that the placement of its graduates is essential to its ability to attract students. The Company's Office of Job Placement works with students and graduates by advising them about employment opportunities and offering other placement assistance. Based on the placement calculation mandated by the Accrediting Commission of Career Schools and Colleges of Technology, approximately 84% of the School's 1997 graduates have found positions, including those who are self-employed and have entered private practice.


The Natural Health Shoppe, Inc.

     The Natural Health Shoppe, Inc., the Company's wholly-owned subsidiary, operates a bookstore at each of the Schools' campuses. Inventory consists of such items as massage tables, headrests, other equipment related to the practice of and utilized to provide massage therapy services, educational materials, skin care products, and clothing, including uniforms and shirts. Customers include students, instructors, graduates of the Schools, practicing therapists and the public. The Natural Health Shoppe, Inc. intends to continue to offer these products and expand its inventory to include updated and related products.

Regulation of the Schools

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

     The Schools must hold a state license or be registered with the appropriate state authorities to operate as a school. The Schools are licensed by the Florida Department of Education (the "Florida Department of Education"). In addition, the Schools must generally comply with standards established by Florida state laws governing proprietary schools. Typically, these laws and the related regulations concern such matters as standards and methods of instruction, qualifications of teachers and management personnel, adequacy of school facilities and equipment, advertising, form and content of contracts between schools and their students and tuition collection methods. The Company holds all required Florida licenses and registrations, and believes that it is in substantial compliance with such laws and related regulations. As a result of these laws and regulations, the Company must obtain the approval of the appropriate state education departments before offering new programs or courses and before implementing any changes in existing programs or courses.

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

     Under current USDOE regulations, a change in control of the Schools could result in a temporary or a permanent loss of Federal financial aid funds to the Schools' students. In addition, under the regulations of the Florida Department of Education a change of ownership resulting in a change of control may result in the termination of the Schools' licenses. The Schools will also require the approval of the Schools' accrediting commission upon a change of control. Pursuant to the USDOE regulations, a determination of a change of control would involve a review of which persons or entities have the power to direct or cause the direction of management and policies of the Schools. Under the Florida Department of Education's regulations, a change of control constitutes a change in the authority to establish or modify school policies, standards and procedures or the authority to make the effective decisions regarding the implementation or enforcement of school policies, standards and procedures. In such event, the prior approval of the Florida Department of Education is required. Under the rules of the Schools' accrediting commission, a change of control occurs when a person or a corporation obtains authority to control the actions of the institution, including a change of control which occurs as a result of a transfer in voting interest. The Company believes, although there can be no assurance, that there has not been a change of control that would result in a loss of its eligibility for Federal financial aid funds, a review of its licenses, or the requirement of prior approval by its accrediting commission. The issue of whether there was a change of control, if raised by the USDOE, the Florida Department of Education or the accrediting commission, would be determined pursuant to the standards set forth above, on the basis of the facts then existing, including the percentage ownership of the present shareholders, officers and directors, as compared with the holdings of others and other factors relating to the actual control of the Company. Should there be a determination that a change of control had occurred by the USDOE, the Florida Department of Education or the Schools' accrediting commission and there was a disruption or termination of the availability of Federal financial aid to the Schools' students or a termination or interruption of the licenses or accreditation of the Schools, there would be a material adverse effect on the Company, its business and its prospects.

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

     Each School is licensed by the Florida Department of Education as an institution that provides instruction or training that leads to an occupational objective. Such institutions are subject to annual or, if they have been licensed and in good standing for five years or more, biennial licensing renewal. The present state licenses for the Miami School and Orlando School are subject to annual review, while the license for the Pompano Beach School is subject to biennial review, and expire on September 30, 1998, November 30, 1998 and March 31, 2000, respectively. Each institution must meet certain minimum standards established by the Florida Department of Education with respect to administrative organization, educational program and curricula, finances, financial stability, faculty requirements, library facilities, student personnel services, physical plant and facilities, and publications. In addition, the institution is required to disclose to the Florida Department of Education and its students the status of the institution with respect to professional certification and licensure. Failure to maintain compliance with the Florida Department of Education's minimum standards could result in revocation or suspension of a School's license, or other penalties imposed by the Florida Department of Education. The rules of the Florida Department of Education require prior approval of written contracts between the student and the institution, changes of location in certain events and significant changes to programs and methods of operation. Each institution is required to be incorporated and have adequate administrative staff and faculty to provide instruction in its licensed programs. In addition, each program to be offered by an institution must be described in detail in the institution's catalog, including a listing of required equipment and instructional materials. Moreover, institutions must submit financial statements at the time of application for renewal. If the institution has a ratio of current assets to current liabilities of less than 1 to 1, the Florida Department of Education is authorized to deny the renewal of the license or to require a demonstration to provide further justification for the renewal of the license. The Florida Department of Education may also require the institution to post a bond to assure the Florida Department of Education that the institution will be able to fulfill its obligations to its students. The institution must maintain a placement rate of its graduates of at least 60%, otherwise the institution will be required to submit reports implementing placement improvement measures. In addition, each institution must maintain a retention rate of 50% of its students. Presently, the Florida Department of Education rules require a minimum of 500 hours of training for massage practice. Agents employed by the institution to solicit students outside the institution are required to be licensed and are subject to annual licensure and payment of fees. The rules of the Florida Department of Education provide that the advertising of the institution must be in compliance with its requirements, which include limits on the use of superlatives or non-factual statements or illustrations. Any statement which is intended to mislead the public could result in revocation of licensure or other sanctions imposed by the Florida Department of Education.

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

Degree-Granting Junior College

     As a degree-granting junior college, the success of the Schools may be dependent, in part, upon the transferability of credits from the Schools to four year institutions. The transferability of credits from one educational institution to another, absent an articulation agreement between the two schools, is generally at the discretion of the receiving institution. The factors that receiving institutions typically consider include, but are not limited to, the similarity of accrediting commissions, the licensing status of the two institutions and the similarity of program content, curriculum and textbooks. In addition, many institutions enter into articulation agreements which establish specific guidelines for the transfer of credits from one institution to another. However, these agreements are not required by law, and the content may vary dramatically depending on whether the institution is a public, private, academic or vocational/technical school. In general, if the institutions are accredited by the same or a similar accreditation commission, then the transfer of credits between such institutions is more likely. The accreditation commission requirements may be identical or similar in terms of faculty to student ratios, equipment requirements, library facilities, curriculum development and other factors. Students may also attempt to transfer credits from one institution to another without regard to whether the institutions are licensed by the Florida Department of Education of Independent Colleges and Universities or the Florida Board of Regents (the head of the state university system). Absent articulation agreements between the two schools, consideration for the acceptance of transfer of credits is more subjective than the transfer of credits between otherwise similar public or private institutions. There can be no assurance that credits from the Schools' courses will be transferable.

Student Financial Aid

     Students at the Schools finance their education through a variety of sources, including individual resources, earnings from part-time employment, family contributions and tuition payment from their employers. However, the principal source of tuition financing at the Schools is government-sponsored financial aid programs. Students at the Schools receive financial aid under the following primary programs: (i) Federal Pell Grant Program (formerly known as Basic Educational Opportunity Grants); (ii) Federal Direct Student Loan Programs, which includes subsidized and unsubsidized loans (previously known as the Guaranteed Student Loan Program), the Parent Loans for Undergraduate Students ("PLUS") program, and the Federal Perkins Loan Program; (iii)
Supplemental Educational Opportunity Grants; and (iv) the College Work Study program.

     Commencing in April 1995, the Schools became participants in the National Direct Student Loan Program ("NDSL"). NDSL Loans are available to students studying at least 16 hours per week at an approved educational institution. NDSL Loans may be obtained in amounts up to $6,625 per year. If a student's income or family income is below a specified level, a student pays no interest on an NDSL Loan while in school and for a six-month "grace period" thereafter, after which time the student is required to pay monthly installments of at least $50, which includes interest at a rate prescribed by Federal law. If the student's income or family income is above a specified level, then interest accrues on the loan at a rate prescribed by Federal law. The interest rate on NDSL Loans ranges from 8.25% to 8.98% per annum. NDSL Loans are direct loans from the Federal government.

     Under the provisions of the Reauthorization of Higher Education Act of 1965, as amended (the "Reauthorization Act"), educational institutions with annual student loan default rates in excess of 25% (30% prior to 1994) for three consecutive years may lose their eligibility for student loans. The Schools' student loan default rates for 1994 and 1995 were determined to be 9.9% and 12.9%, respectively. The default rates for 1996 and 1997 will not be available from the USDOE until the third quarters of 1997 and 1998, respectively, since a student is not deemed to be in default until eight months after a six-month grace period from the time that the student leaves school. There can be no assurance that the Company will be successful in continuing to maintain an acceptable student loan default rate, or otherwise remain eligible for Federal funding.

     The Reauthorization Act prohibits an institution from enrolling more than 50% of its students on the basis of "Ability to Benefit." "Ability to Benefit" students are those without a high school or general equivalency degree. As of December 31, 1995, 1996 and 1997, approximately 12%, 15% and 15% respectively, of the Company's students at the School's were classified as "Ability to Benefit" students.

     Under USDOE regulations, the Schools are proprietary schools (a "for-profit" educational institution that provides job or career-related training). A proprietary school may be deemed ineligible to participate in financial aid programs if the USDOE determines that 85% or more of the institution's operating revenue is derived from Title IV financial aid programs. The application of the 85-15 Rule depends largely on the USDOE's interpretation of what constitutes "revenue" for such institutions. According to the Company's preliminary calculations, the Schools derived approximately 66% of their revenues for the calendar year ending December 31, 1997 from the Title IV financial aid programs. The official determination of the Company's compliance for the year ended December 31, 1997 with the 85-15 Rule will likely be made by the end of 1999. Accordingly, if it is determined that the Company did or does not comply with these regulations, some or all of the student financial aid received by the students at the Schools could be curtailed or eliminated. The reduction or termination of Federal student financial aid would have a material adverse effect on the Company.

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

Competition - The Schools

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


Item 2. Description of Properties

Leased Properties

     The Company leases approximately 12,000 square feet for the Miami School at 7925 Northwest 12th Street, Miami, Florida. The current annual rent is $199,000 and the lease expires on October 31, 1998. The Company leases approximately 7,590 square feet in Orlando, Florida, the former site of the Company's Orlando School. The lease and the sublease expire in November, 2000. The Company leases such space at an annual rent of $86,000 while the annual rental income under the sublease is $81,500. In September 1997, the Company leased approximately 18,240 square feet for the Orlando School. The current annual rent is $266,424 and the lease expires in September 2002.

     The Company leases approximately 2,200 square feet of office and warehouse space in Portland, Maine at a monthly rental of $2,150 plus utilities. This lease expires on November 30, 2001. although the Company may elect to terminate the lease commencing December 1, 1998 with six months notice.

Pompano Property

     The Company owns the property located at 2001 West Sample Road, Pompano Beach, Broward County, Florida, which includes a four story building consisting of 50,438 square feet which is known as the Tricom Office Center (the "Pompano Property"). The Pompano Property is encumbered by a mortgage in the amount of $2,250,000 held by Banc One Mortgage Capital Markets LLC. The note provides for monthly payments of principal in the amount of $17,725 plus accrued interest at the rate of 8.24% per annum. The unpaid balance of the principal is due and payable on November 1, 2007. Principal on the note may not be prepaid prior to the third year without penalty.

     Approximately 42.8% of the building is occupied by the Company's corporate offices, and the Pompano Beach School and the balance is occupied by non-affiliated tenants. Approximately 26,000 square feet of the Pompano Property is presently leased to seven tenants at an aggregate rental of approximately $309,000 per annum. The current leases expire at various times between 1998 through 2001 and require annual rentals that range from $16,600 to $56,800 per annum. The three largest tenants account for approximately 66% of the Pompano Property's rental income, and none of the other tenants accounts for more than 9% thereof. Three of the largest tenant leases expire in October 1998, May 2001, and July 2001 and such leases provide for current annual rentals of approximately $20,800, $137,446 and $27,500 respectively. In the event that leases representing a significant percentage of rental income expire and the space is not promptly rented on advantageous terms, there may be a material adverse effect on the Company's earnings.

     In March 1998, NHTC Real Estate Inc., the Company's wholly-owned subsidiary which owns the Pompano Property, entered into a purchase agreement to sell the Pompano Property for a purchase price of $3,000,000. The purchase agreement is subject to the satisfaction of certain conditions prior to the closing.

Item 3. Legal Proceedings.

     On August 4, 1997 Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against the Company and National Health Care Centers of America, Inc., the Company's wholly-owned subsidiary. The Company has asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendant's alleged breach of contract in connection with the Company's natural health care center which was located in Boca Raton, Florida. The Company is vigorously defending the action. The plaintiff is seeking damages in the amount of approximately $535,000.

     On September 10, 1997 Rejuvenation Unlimited, Inc. and Sam Lilly, Inc. brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, arising out of the Company's alleged breach of contract in connection with the acquisition of the Company's natural health care center which was located in Boca Raton, Florida from the plaintiff. The plaintiff is seeking damages in excess of $15,000.

     In an action brought by Troy Laboratories, Inc. ("Labs") and H. Edward Troy ("Troy") v. Patricia J. Fisher, Richard Aji and Edward G. Coyne in the Supreme Court of the State of New York, Onondaga County, the plaintiffs are seeking to have a purported assignment of patent utilized for Natural Relief 1222 to the defendants declared null and void and to have Labs declared the lawful owner of such patent. The plaintiffs have prevailed at the trial level, however, the defendants have filed a notice of appeal. In the event that the defendants prevail, then the defendants would have equal rights to the patent.


Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     The Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "NHTC." The following table sets forth the range of high and low bid quotations as reported by The NASDAQ SmallCap Market for the Common Stock for the quarters indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The table below does not reflect the Company's one for 40 reverse stock split which occurred in April 1998.


                                                Common Stock
                                               --------------
                                               High       Low
                                               ----       ---
1996
First Quarter.............................     6          4 1/4
Second Quarter............................     5 3/4      4 7/8
Third Quarter.............................     5          3 1/2
Fourth Quarter............................     3 5/8      1

1997
First Quarter ............................     2 1/2      1
Second Quarter............................     2 7/6       25/32
Third Quarter.............................       1/16       1/16
Fourth Quarter............................       1/16       1/16

1998
First Quarter.............................       5/32       1/32

Holders

     As of March 31, 1998, the Company had approximately 179 record holders of its Common Stock, and as of January 21, 1998, 1,685 beneficial holders of its Common Stock.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

       ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Years ended December 31.  1996 and 1997

The following discussion should be read in conjunction with the consolidated financial statements and the notes contained therein.

Forward-Looking Statements

When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words "will likely result", and "the Company expects", "will continue", is anticipated", "estimated", "project", or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations


                      YEAR ENDED DECEMBER 31,1997 AND 1996

Revenues:

Total revenues were $6,992,516 for the year ended December 31, 1997 compared to $4,844,372 for the year ended December 31,1996. This represents an increase of $2,148,144 or 44.3%. The Company believes that the increase is primarily attributable to a $1,010,000 increase in tuition and bookstore revenue by the Company's Florida College of Natural Health division. The main portion of this increase was reflected in the Orlando School which relocated to larger premises during the latter portion of the fiscal year. Additionally, the addition of $1,134,000 in product sales by GHA, acquired on July 23,1997, accounted for the other significant portion of the increase.

Cost of sales:

Cost of sales for the year ended December 31,1997 were $2,868,094 compared to $1,909,989 for the comparable period last year. Gross profit as a percentage of revenues was 59.0% compared with 60.6% for the year ended December 31,1996. The School's gross profit was 55.4% for 1997 compared to 57.9% in 1996. The Company believes that the decline is attributable to increased expenses related to expansion of each of the Schools' library as required for licensing as a degree granting junior college. In addition, additional space was leased at the Miami School with the introduction of an electrolysis class. Global's gross profit was 65%.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $7,636,911 for the year ended December 31,1997. This represents an increase of $4,171,384 over the year ended December 31,1996. The Company believes that this increase is due primarily to $3,608,470 of selling, general and administrative expenses related to GHA's operations. These costs consisted principally of advertising and promotion expense of $1,771,095 and salaries and related employee costs of $708,602. The advertising and promotion expenses were incurred in conjunction with the launch and the continued media support of GHA's Natural Relief 1222 line of all-natural, over-the-counter pharmaceutical products, as well as promotional support for the initial sale of products into national chain drug accounts.

An additional component of the Company's increase in selling, general and administrative expense was an increase in payroll expense at the Florida College of Natural Health division of $111,000 due to the need for additional staff because of the increase in enrollment at the Orlando School as well as personnel such as librarians. Legal and accounting expenses increased by $251,000 as the result of costs associated with potential acquisitions of additional medical clinics, obtaining additional financing and litigation related to the Boca Raton Natural Health Care Center for accreditation as a degree granting junior college. Travel expenses increased approximately $190,000 over the previous year. This increase is due in part to costs associated with GHA acquisition as well as travel related to GHA's nationwide marketing program.


Litigation settlement:

The litigation settlement expense of approximately $118,000 resulted from the settlement of the litigation for approximately $198,000 commenced by the landlord in connection with property leased by the Company in Lauderhill, Florida. The Company had previously accrued approximately $80,000 for this litigation. The leased property was the previous site of the Company's School now located in Pompano Beach, Florida.


Non-cash Imputed Compensation Expense:

In the first quarter of 1997, the Company expensed $25,000 relating to the issuance of 20,000 shares of Common Stock (pre-split) to an employee which amount represents the fair market value of the shares issued to this individual. In the third quarter of 1997, the Company expensed $400,000 related to the issuance of options to acquire 800,000 shares of Common Stock (pre-split) to two officers. The expense represents the difference between the fair market value of the shares underlying the options on the date of grant and the exercise price of the options. These non-cash expenses were accompanied by corresponding increases in the Company's additional paid in capital account and resulted in no change to stockholder's equity.

Interest Expense

Interest expense for the year ended December 31, 1997 were $1,064,301 as compared to $231,112 for the year ended December 31, 1996. The increase is mainly due to the interest payable to holders of the Company's convertible debentures issued in April 1997, as well as interest payable on GHA's notes.

Income(Loss) from Continuing Operations:

The loss from continuing operations was $5,200,679 for the year ended December 31,1997 as compared to $786,346 for the year ended December 31, 1996. The increase in the loss is primarily attributable to the impact of the individual elements discussed above.

Discontinued Operations

In October 1997, the Company closed its natural health care center in Boca Raton, Florida. In February 1998, the Company sold its remaining natural health care center in Pompano Beach, Florida. The Company has reflected a loss of $2,524,441 in the year ending December 31, 1997 compared to a loss of $103,192 in the same period for 1996 for the discontinued segment.. The loss includes the write-off of goodwill associated with the acquisition of the Boca Raton natural health care center, the write-off of fixed assets, estimated future costs associated with the medical clinics such as future rents due on the Boca Raton natural health care center, as well as the $497,246 cost of severing an employment agreement with an employee at the Boca Raton natural health care center, previously recognized by the Company in the quarter ended June 30, 1997. Revenues for the natural health care center segment were $1,754,066 for the year ended December 31,1997 and $2,374,469 for the year ended December 31, 1996.


Net Loss

For the year ended December 31, 1997, the net loss was $7,725,120 compared to a net loss of $889,539 for the year ended December 31, 1996. The increase in the net loss is attributable to the impact of the individual elements discussed above.



                                          Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements from cash provided through borrowing from institutions and from the sale of the Company's securities in private placements and the initial public offering of its securities. The Company's primary source of cash receipts is from the payments for tuition, fees, and books. These payments were funded primarily from students and parent educational loans and financial aid under various federal and state assistance programs and, to a lesser extent, from student and parent resources. The Company's secondary source of cash receipts has been from the sale of GHA's products.

In January 1997, the Company sold $100,000 of convertible debentures which were subsequently converted into Common Stock. In February 1997, the Company sold $300,000 of convertible debentures which were subsequently converted into Common Stock.

 In April 1997,  the Company  issued  $1,300,000 of 6%  convertible  debentures.
Principal on the debentures is due in March 2000. The principal and accrued interest on the debentures are convertible into shares of Common Stock commencing July 1997 at a conversion price equal to the lesser of $1.4375 or 80% of the average closing bid price for the five trading days immediately preceding the notice of conversion. As of December 31,1997, a total of $820,233 in principal and $25,416 in related interest had been converted into 11,789,312 shares of Common Stock (pre-split). In January 1998, the remaining principal of $179,767 and related interest of $8,858 was converted into an additional 7,054,994 shares of Common Stock (pre-split).

In conjunction with the debenture issuance, the Company issued warrants to purchase 200,000 shares of Common Stock. The warrants are exercisable until April 3, 2002. Half of the warrants are exercisable at $2.4375 per share, while the remaining half are exercisable at $3.25 per share.

In June 1997, the Company sold 2,200 shares of its convertible series A preferred stock for $1,000 a share, and realized net proceeds of $1,900,702. The preferred stock pays a dividend at the rate of 8% per annum payable in shares of Common Stock. The preferred stock is convertible commencing 60 days after the issuance, provided that a registration statement covering the resale of the shares of common stock is effective, at the rate of 75% of the market price of the Common Stock. In addition, a penalty of 2.5% per month for a period of six months accrued on the Series A Preferred Stock which is payable in cash or shares of Common Stock at the conversion price. The registration statement covering such conversion shares was declared effective on January 12, 1998. In April 1998, the Company sold an aggregate of $4,000,000 of 10% convertible preferred stock, realizing proceeds after expenses of approximately $3.4 million, $2.5 million of which were utilized to redeem the previously issued preferred stock. The new preferred stock provides for a conversion to common at 75% of the market price.

On July 23, 1997, the Company acquired all of the capital stock of GHA. The purchase price for the acquisition of GHA was settled with the issuance of 5,800,000 shares of Common Stock, plus additional shares of common stock to be issued to the former GHA shareholders contingent upon the operating performance of GHA. Specifically, the Company has agreed to issue to former GHA shareholders additional shares of Common Stock as follows: (i) up to 800,000 shares (pre-split) if GHA pre-tax operating earnings equal or exceed $1,200,000 for the period from July 1, 1997 through June 30, 1998, and (ii) shares equal to the market value of the lesser of $45 million or eight times GHA's pre-tax operating earnings for the period from July 1, 1999 through June 30, 2000 minus the fair market value on the date of issuance of the 5,800,000 shares of Common Stock (pre-split) initial consideration or the 800,000 contingent shares (pre-split), if they are earned.

In August 1997, the Company issued a $100,000 unsecured promissory note at an interest rate of 18% to fund the expansion of the Orlando School into a larger facility. This note is due on August 26, 1998.

In October and November 1997, the Company issued $850,000 of 12.5% secured promissory notes to fund continuing operations of GHA. The secured promissory notes pay interest at the rate of 12.5% per annum and are due on February 28, 1998.

At December 31, 1997 the ratio of current assets to current liabilities was .43 to 1.0. There was a working capital deficit of approximately $4,635,000.

In February 1998, the Company sold 300,000 shares of Series B Convertible Preferred Stock which are convertible into shares of Common Stock commencing on April 4, 1998 at a conversion price equal to the lower of (i) seventy (70%) percent of the average closing bid price of the Common Stock or (ii) $.0625.

In April 1998 the Company issued 40,000 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into shares of Common Stock commencing 41 days after the date of issuance at a conversion price equal to the lower of the closing bid price of the Common Stock on the date of issuance or 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the date of the notice of conversion. Each share of Series C Preferred Stock shall automatically be converted into Common Stock on the date which is 24 months from the date of issuance. In no event shall the Company be required to issue more than 7,676,085 shares of Common Stock (pre-split) unless the stockholders of the Company approve the issuance of additional shares of Common Stock or Nasdaq waives the requirement of stockholder approval. In the event that the Company has issued 7,676,085 shares of Common Stock (pre-split) upon the conversion of the Series C Preferred Stock and the Company has not obtained such waiver from Nasdaq or stockholder approval, then the Company has agreed to redeem any shares of Series C Preferred Stock outstanding at a redemption price equal to 133% of the face amount of the shares of Series C Preferred Stock and any accrued and unpaid dividends. The net proceeds from the sale of the Series C Preferred Stock was approximately $3,400,000. Of such amount, $2,500,000 was utilized to redeem 1,568.407 shares of Series A Preferred Stock.

Cash used in operations for the period ended December 31,1997 was $2,357,551, attributable primarily to the net loss of $7,725,120 adjusted for non cash expenses and changes in operating assets and liabilities aggregating $5,367,569. The major elements of operations requiring the use of cash were increases in accounts receivable of $533,815 and inventory of $271,235. Cash inflows were provided by increases in accounts payable of $1,613,581, increases in accrued expenses of $737,197 and increases in accrued consulting contracts of 360,131. Cash provided by financing activities during fiscal 1997 was approximately $4,501,000, mainly from the issuance of preferred stock of $2,200,000 and the issuance of debentures of $1,626,826. Proceeds from notes payable and long-term debt provided approximately $3,274,000 which was mainly a result of refinancing the Pompano Property. Payments of notes payable and long-term approximated $2,114,000 which was mainly attributable to the pay down of the original building financing.

The Company maintains a $300,000 line of credit secured with a $150,000 cash deposit and certain other assets of the Company. This credit facility expires in 1998.

The Company's capital expenditures totaled $611,863, primarily due to the expansion in the early part of fiscal 1997 of the Boca Raton natural health care center and $424,000 in connection with the refinancing of the Pompano Property.

The Company also anticipates utilizing the proceeds from the anticipated sale of the Schools and the sale of the Pompano Property to provide financing, although there can be no assurance thereof.

     The Company anticipates that future additional financing will be required to finance the Company's continued operations during the next twelve months, principally to fund the continued development and growth of GHA's product sales Management is currently seeking at least $4.0 million in additional capital to continue to pursue GHA's business plan of national advertising in support of national retail distribution. There can be no assurance that the Company will be able to secure such additional debt or equity financing. Failure to obtain additional financing of at least $2.5 million within the next 12 months will require reductions in operating expenses, and may have a material impact on the ability of the Company to increase GHA's sales and to continue operations. If the Company obtains additional financing of at least $2.5 million for the next twelve months, of which there can be no assurance, the Company believes that its net cash flow, together with available lines of credit may be sufficient to finance the Company's operations for the period of at least 12 months thereafter.

Item 7. Financial Statements.
                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




                                                                    PAGE NUMBER
Independent Auditors' Report                                           F-2
Consolidated Balance Sheet                                             F-3
Consolidated Statements of Operations                                  F-4
Consolidated Statement of Stockholders' Equity                         F-5
Consolidated Statement of Cash Flows                                   F-6
Notes to Consolidated Financial Statements                             F-8

                           INDEPENDENT AUDITORS' REPORT


Board of Directors
Natural Health Trends Corp. and Subsidiaries
Pompano Beach, Florida

     We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, the financial position of Natural Health Trends Corp. and Subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each of the last two fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Certified Public Accountants
New York, New York                                 /S/ Feldman Radin & Co., P.C.
March 10, 1998 and                                     Feldman Radin & Co., P.C.
April 14, 1998 as to
Notes 2 (O), 6 (E) and 16

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1997







                                     ASSETS

CURRENT ASSETS:
       Cash                                                   $         104,784
       Restricted cash                                                  250,000
       Accounts receivable                                            1,979,948
       Inventories                                                    1,026,999
       Prepaid expenses and other current assets                        184,576
                                                               ----------------
            TOTAL CURRENT ASSETS                                      3,546,307

PROPERTY AND EQUIPMENT                                                3,518,117
DEPOSITS AND OTHER ASSETS                                             6,740,497
                                                               ----------------

                                                              $      13,804,921
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                       $       3,026,436
       Accrued expenses                                               1,199,887
       Revolving credit line                                            217,422
       Accrued expenses for discontinued operations                     338,446
       Current portion of long term debt                              2,020,349
       Deferred revenue                                               1,089,647
       Current portion of accrued consulting contract                   246,607
       Other current liabilities                                        325,115
                                                               ----------------
            TOTAL CURRENT LIABILITIES                                 8,463,909
                                                               ----------------

LONG-TERM DEBT                                                        2,254,591
DEBENTURES PAYABLE                                                      179,767
ACCRUED CONSULTING CONTRACT                                             113,524
ACCRUED EXPENSES DISCONTINUED OPERATIONS                                 17,616

COMMON STOCK SUBJECT TO PUT                                             380,000

STOCKHOLDERS' EQUITY:
       Preferred stock, $.001 par value,
         1,500,000 shares authorized;
         2,200 shares issued and outstanding                          1,900,702
       Common stock, $.001 par value; 5,000,000
         shares authorized; 758,136 shares
         issued and outstanding at December 31, 1997                        758
       Additional paid-in capital                                    11,941,381
       Retained earnings (accumulated deficit)                      (11,053,577)
       Common stock subject to put                                     (380,000)
       Prepaid stock compensation                                       (13,750)
                                                               ----------------
            TOTAL STOCKHOLDERS' EQUITY                                2,395,514
                                                               ----------------

                                                              $      13,804,921
                                                               ================



                 See notes to consolidated financial statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            -----------------------------------

REVENUES                                  $        6,992,516 $        4,844,372

COST OF SALES                                      2,868,094          1,909,989
                                            ----------------   ----------------

GROSS PROFIT                                       4,124,422          2,934,383

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       7,636,911          3,465,527

NON-CASH IMPUTED COMPENSATION EXPENSE                425,000             22,000

LITIGATION SETTLEMENT                                118,206             -
                                            ----------------   ----------------

OPERATING INCOME (LOSS)                           (4,055,695)          (553,144)

OTHER INCOME (EXPENSE):
     Interest (net)                               (1,064,301)          (231,112)
     Other                                          (103,000)            -
     Miscellaneaous Revenue                           22,317             (2,090)
                                            ----------------   ----------------

INCOME(LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                            (5,200,679)          (786,346)

PROVISION FOR INCOME TAX                              -                  -
                                            ----------------   ----------------

INCOME (LOSS) FROM CONTINUED
     OPERATIONS                                   (5,200,679)          (786,346)
                                            ----------------   ----------------

DISCONTINUED OPERATIONS:
     (Loss) From Discontinued Operations          (2,022,602)          (185,642)
     (Loss) On Disposal                             (501,839)            82,450
                                            ----------------   ----------------

INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                                   (2,524,441)          (103,192)
                                            ----------------   ----------------


NET INCOME (LOSS)                          $      (7,725,120) $        (889,538)
                                            ================   ================

BASIC INCOME (LOSS) PER COMMON SHARE:
     Continued Operations                  $          (11.98) $           (2.80)
     Discontinued Operations                           (5.81)             (0.37)
                                            ----------------   ----------------

NET INCOME (LOSS) PER COMMON SHARE         $          (17.79) $           (3.17)
                                            ================   ================

WEIGHTED AVERAGE COMMON SHARES USED                  434,265            280,350
                                            ================   ================




                 See notes to consolidated financial statements.

                                    NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                              Common
                              Common Stock      Preferred Stock    Additional   Retained      Stock      Deferred
                           --------------------------------------   Paid-in     Earnings     Subject      Stock
                            Shares     Amount   Shares    Amount    Capital     (Deficit)     to Put   Compensation   Total
                           ---------- -------- ------- ----------- ----------- ------------ ---------- ------------- ------------

BALANCE
 DECEMBER 31, 1995            267,728 $  268        -  $         - $ 3,877,730 $ (1,705,584) $       - $           - $  2,172,414

  Shares issued for
   acquisitions                 9,500      9        -            -   1,367,991            -          -             -    1,368,000
  Shares issued for
   consulting agreement         2,500      2        -            -     164,998            -          -      (165,000)           -
  Amortization of
   prepaid consulting               -      -        -            -           -            -          -        68,750       68,750
  Shares issued to employees      400      1        -            -      21,999            -          -             -       22,000
  Convertible debentures
   treated as converted        28,522     29        -            -     809,971            -          -             -      810,000
  Common stock
   subject to put                   -      -        -            -           -            -   (380,000)            -     (380,000)
  Net loss                          -      -        -            -           -     (889,539)         -             -     (889,539)
                           ---------- -------- ------- -----------  ---------- ------------ ---------- -------------   ----------

BALANCE
 DECEMBER 31, 1996            308,650    309        -            -   6,242,689   (2,595,123)  (380,000)      (96,250)   3,171,625


  Sale of convertible
   Series A preferred stock          -      -    2,200    1,900,702           -            -          -             -    1,900,702
  Preferred stock
   dividends imputed                 -      -        -            -     733,333     (733,333)         -             -            -
  Conversion of debentures     303,986    303        -            -   1,207,172            -          -             -    1,207,475
  Stock issued
   for acquisition             145,000    145        -            -   2,899,855            -          -             -    2,900,000
  Other issuances                  500      1        -            -      24,999            -          -             -       25,000
  Issuance of stock options          -      -        -            -     400,000            -          -             -      400,000
  Amortization of
   deferred stock compensation       -      -        -            -           -            -          -        82,500       82,500
  Discount on debentures             -      -        -            -     433,333            -          -             -      433,333
  Net loss                           -      -        -            -           -   (7,725,120)         -             -   (7,725,120)
                            ---------- -------- ------- -----------  ---------- ------------ ---------- ------------- ------------

BALANCE
 DECEMBER 31, 1997             758,136 $  758    2,200  $ 1,900,702 $11,941,381 $(11,053,577)$ (380,000)$     (13,750)$  2,395,514
                            ========== ======== ======= =========== =========== ============ ========== ============= ============








                                                            See notes to consolidated financial statements.





                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended
                                                                             December 31
                                                                -----------------------------------
                                                                       1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:                           ----------------   ----------------
  Net loss                                                    $      (7,725,120) $        (889,539)
                                                                ----------------   ----------------
  Adjustments to reconcile  net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                      567,670            244,571
     Non-cash imputed compensation expense                              425,000             22,000
     Loss on disposal of fixed assets, net                              105,001                  -
     Interest settled by issuance of stock                              116,065                  -
     Write-off of goodwill                                            1,325,605                  -
     Amortization of note payable discount                              433,333                  -

  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                        (533,815)          (707,544)
     (Increase) decrease in inventories                                (271,235)          (130,295)
     (Increase) decrease in prepaid expenses                            (24,566)            31,393
     (Increase) decrease in due from affiliate                                -             (1,200)
     (Increase) decrease in deposits and other assets                  (112,238)           (34,518)
     Increase (decrease) in accounts payable                          1,613,581             97,959
     Increase (decrease) in accrued expenses                            737,197            286,463
     Increase (decrease) in deferred revenue                            325,767            278,636
     Increase (decrease) in other current liabilities                   (55,989)                 -
     Increase (decrease) in accrued expenses for disc. operations       356,062                  -
     Increase (decrease) in accrued consulting contract                 360,131                  -
                                                                ----------------   ----------------
         TOTAL ADJUSTMENTS                                            5,367,569             87,465
                                                                ----------------   ----------------

NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                                      (2,357,551)          (802,074)
                                                                ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (611,863)          (438,650)
  Net cash provided by (used for) acquistions                            20,241            (11,388)
  Loan to Global Health Alternatives, Inc.                           (1,964,000)            -
                                                                ----------------   ----------------

NET CASH USED IN INVESTING ACTIVITIES                                (2,555,622)          (450,038)
                                                                ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Increase) decrease in due from officer                               136,495             (1,887)
  (Increase) decrease in due to related parties                          23,724                  -
  (Increase) decrease in restricted cash                                  8,932           (258,932)
  Proceeds from preferred stock                                       2,200,000                  -
  Proceeds from sale of debentures                                    1,626,826            810,000
  Payment of debentures                                                (355,650)                 -
  Offering costs of preferred stock                                    (299,299)                 -
  Proceeds from notes payable and long-term debt                      3,273,551            349,851
  Payments of notes payable and long-term debt                       (2,113,945)           (44,215)
                                                                ----------------   ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,500,634            854,817
                                                                ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                        (412,540)          (397,295)

CASH, BEGINNING OF YEAR                                                 517,323            914,618
                                                                ----------------   ----------------

CASH, END OF YEAR                                             $         104,784  $         517,323
                                                                ================   ================

                 See notes to consolidated financial statements.



                   NATURAL HEALTH TRENDS CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (CONTINUED)



                                                                          Year ended
                                                                          December 31
                                                               -----------------------------------
                                                                     1997               1996
                                                               ----------------   ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                                   $          450,470 $          236,671
                                                               ================   ================
  Income taxes                                               $                - $                -
                                                               ================   ================

DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During fiscal year 1997,  debentures and accrued  interest  totaling  $1,207,474 were converted to Common Stock.








                         See notes to consolidated financial statements.

                                              F-7




                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



1.       ORGANIZATION

                  Natural Health Trends Corp. (formerly known as Florida Institute of Massage Therapy, Inc.) (the "Company") was incorporated under the laws of the State of Florida in December 1988.

         The Company's primary business is the operation of schools which develop, market and offer curricula in therapeutic massage training and skin care therapy. The Company presently has a total of three schools, located in the Miami, Pompano Beach and Orlando, Florida areas. Natural Health Shoppe, Inc. is a wholly owned subsidiary which owns and operates on-site book stores servicing the school's students, practicing therapists and the public.

                  In July 1997, the Company acquired Global Health Alternatives, Inc.,("Global") a company incorporated in Delaware and headquartered in Portland, Maine, which is in the business of marketing and distribution of over-the-counter homeopathic pharmaceutical health products. Global operates its business through its wholly owned subsidiaries: GHA
         (UK), Ltd., Ellon, Inc. ("Ellon"), Maine Naturals, Inc. ("MNI") and Natural Health Laboratories, Inc.

                  In 1996, the Company opened two natural health care centers which provided multi- disciplinary complementary health care in the areas of alternative and nutritional medicine. These facilities were closed during 1997 and accordingly are being accounted for as discontinued operations.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Natural Health Trends Corp. and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

         B. Accounts Receivable - Accounts receivable are stated net of allowance for doubtful accounts of $92,912.

         C. Inventories - Inventories consisting primarily of books and supplies for the schools, and natural remedies for Global, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         D. Property and Equipment - Property and equipment is carried at cost. Depreciation is computed using the straight-line method and accelerated methods over the useful lives of the various assets, which is generally five to seven years for equipment, and furniture and fixtures, and thirty-nine years for the building.

         E. Cash Equivalents - Cash equivalents consist of money market accounts and commercial paper with an initial term of fewer than three months. For purposes of the statement of cash flows, the Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         F. Deferred Revenue - Deferred revenue represents tuition revenues which will be recognized into income as earned. Tuition revenue is recognized as earned over the enrollment period.

         G. Earnings (Loss) Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128"), which became effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS No. 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, FAS No. 128 requires the restatement of prior period reported earnings per share to conform to the new standard. The per share presentations in the accompanying financial statements reflect the provisions of FAS No. 128.

         H. Accounting Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         I. Concentration of Credit Risk - The Company has most of its cash maintained in an asset trust account with a financial institution where account balances are not federally-insured. The Company has not experienced any losses in the account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

         J. Income Taxes - Pursuant to SFAS 109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

         K. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         L. Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation, " the Company has adopted the pro forma disclosure requirements of Statement No. 123 in fiscal 1997.

         M. Impairment of Long - Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1997, the Company believes that there has been no impairment of its long-lived assets.

         N. Recent Accounting Pronouncements - SFAS No. 130, "Reporting Comprehensive Income," established standards for the reporting and display of comprehensive income and its components. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,
         " establishes standards for reporting information about operating segments in annual and interim financial statements. The Company will adopt these standards in the first quarter of 1998. They will not have any significant effect on the Company's financial position or results of operations.

         O. Basis of Presentation - At December 31, 1997, the Company has a working capital deficiency of approximately $4,918,000 and has recorded a net loss of approximately $7,725,000 for the year then ended. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. Management has instituted certain plans in regard to these matters as more fully described in Note 16.

         P. Royalty Expense - Royalties that are incurred on a per unit sold basis are included in Cost of Sales. Additional royalty amounts incurred to meet contractual minimum levels are classified as Selling, General and Administrative Expenses.

3.       PROPERTY AND EQUIPMENT

         Property and Equipment consisted of the following at December 31, 1997:


                                          Life Range               Amount
                                     ---------------------    -----------------
Equipment, furniture and fixtures           5 to 7         $            393,507
Building and improvements                   3 to 5                    2,693,449
Land                                          ---                       893,809
                                                              -----------------
                                                                      3,980,764
Less: Accumulated depreciation                                         (462,647)
                                                              -----------------
                                                           $          3,518,117
                                                              =================


4.       OTHER ASSETS

         Other assets consisted of the following at December 31, 1997:


Deposits and other assets                                    $          162,732
Goodwill, net of accumulated
 amortization of $50,181                                              1,223,276
Deferred finance costs, net of accumulated
 amortization of $72,832                                                185,985
Patents and customer list, net of
 accumulated amortization of $216,909                                 5,063,091
Other intangible assets net of accumulated
 amortization of $194,800                                               105,413
                                                               -----------------
                                                             $        6,740,497
                                                               ================

                  The goodwill, the patents, and the customer list arise in connection with the acquisitions of businesses made by the Company in 1997, 1996 and 1995. The deferred finance costs relate to convertible debentures made in 1997. The goodwill, the patents, the customer list, and the deferred finance costs are being amortized over their estimated useful lives which are 5 years for the customer list, 20 years for goodwill and 11 and 17 years for patents.

5.       LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 1997:


Note payable for purchase of school, bearing interest at
8.75%, principal and interest payments due quarterly
commencing February 1996 through November 1999             $             67,896

Mortgage Note payable to a bank, bearing interest at
8.24%.  Monthly payments consisting of principal and
interest are approximately $29,352 and are payable
through November  2007, at which time the balance of
principal is due in a balloon payment in November 2007                2,247,725

$100,000 promissory note, bearing interest at 18%.
Interest starts accruing on August 26, 1997, with monthly
interest payments of $1,500 due on the 15th day of each
month.  Principal amount due in full on August 26, 1998                 100,000

Line of Credit - Merrill Lynch, for a maximum availability
of $300,000, annually renewable in November with
interest at prime +1%, collateralized by money market
accounts held with Merrill Lynch                                        217,422

$375,000 face amount note payable, noninterest bearing,
due October 1, 2000 (less unamortized discount based on
imputed interest rate of 12% per annum - $41,385).  Initial
payment of $93,750 on October 15, 1996, then monthly
payments of $7,813 beginning on November 1, 1997 and
ending October 1, 2000                                                  239,865

$75,000 face amount note payable, noninterest bearing,
due September 15, 1998 (less unamortized discount based
on imputed interest rate of 12% per annum - $1,349).
Monthly payments of $4,166 from October 1996 through
September 1997, and $2,084 from October 1997 through
September 1998                                                           47,819

$69,000 face amount note payable, noninterest bearing,
due October 15, 1997 (less unamortized discount based on
imputed interest rate of 12% per annum - $0).  Initial
payment of $19,500 on October 15, 1996, then monthly
payments of $4,500 from December 1996 through October
1997                                                                     27,000

Various  bridge notes totaling  $685,000,  bearing
interest at 12.5%.  In the event of default,  14.5%
interest rate will be applied from the date of default
on the unpaid principal and interest  balances.
Principal and interest payments due in full on
September 15, 1997                                                      685,000

Bridge notes issued in October and November 1997,
bearing interest at 14% per annum, due in
February 1998, $700,000 of which are secured by
the schools and the Pompano building and $150,000
of which are secured by Global common stock.                            850,000

Other                                                                     9,635
                                                              ------------------
                                                                      4,492,362
Less: Current portion                                                (2,237,771)
                                                              ------------------
                                                           $          2,254,591
                                                              ==================


                  The two noninterest bearing notes and the various bridge notes above were not paid on the maturity date and accordingly all unpaid balances are included in current portion of long-term debt.


                  Long-term debt maturities for the next five years are as follows:



1998                       $        2,237,771
1999                                   66,411
2000                                   33,647
2001                                   36,527
2002                                   39,653


6.       STOCKHOLDERS' EQUITY

         A. Common Stock - The Company was authorized to issue 40,000,000 shares of common stock, $.001 par value per share.

         B. Preferred Stock - The Company is authorized to issue a maximum of 1,500,000 shares of $.001 par preferred stock, in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Company's board of directors may, from time to time, determine.

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

         C. Convertible Debentures - In April 1997, the Company issued $1,300,000 of 6% convertible debentures (the "Debentures"). Principal on the Debentures is due in March 2000. The principal and accrued interest on the Debentures are convertible into shares of common stock of the Company. The Debentures are convertible into shares of common stock at a conversion price equal to the lesser of $1.4375 or 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the notice of conversion. In June 1997, the Company repaid $300,000 of the Debentures. As of December 1997, $820,233 of such debentures were converted into shares of common stock.

                  In conjunction with the issuance of the Debentures, the Company issued warrants to purchase an aggregate of 5,000 shares of Common Stock. The warrants are exercisable until April 3, 2002. Warrants to purchase 2,500 shares of Common Stock are exercisable at $2.4375 per share, and the balance are exercisable at $3.25 per share.

         D. Issuance Of Options - During the quarter ended September 30, 1997, the Company's president and secretary were issued an aggregate of 20,000, 10 year options, exercisable at $.001 per share. The Company has recorded a non-cash expense of $400,000 representing the difference between the exercise price and the fair value of the common stock.

         E. 1 For 40 Reverse Stock Split - On April 6, 1998, the Company effected a 1 for 40 reverse split of its Common Stock, amending its certificate of incorporation to provide for the authority to issue 5,000,000 shares of $.001 par value Common Stock. All per share data in these financial statements is retroactively restated to reflect this reverse split.

7.       DISCONTINUED OPERATIONS

                  During  the  third  quarter  of 1997,  the  Company  reached a decision to discontinue the medical clinic line of business. Net assets of the medical clinics were approximately $1,509,405 consisting primarily of furniture and equipment, accounts receivable and goodwill. Liabilities were approximately $213,987. The Company has accrued an estimated loss on disposal of approximately $716,193 representing primarily accrued employment contract and lease terminations. Accordingly, the results of the clinic operations are shown separately as "discontinued operations." The Company's 1996 financial information has been reclassified to conform with the 1997 presentation.

                  Revenues of the discontinued business were $1,754,066 for 1997 and $2,374,469 for 1996.


8.       INCOME TAXES

                  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1997, the Company had net deferred tax assets of approximately $4,119,000. The Company has established a valuation allowance for the full amount of such deferred tax assets. The following table gives the Company's deferred tax assets and (liabilities) at December 31, 1997:


Net operating loss deduction                          $               3,760,000
Deferred revenue                                                        436,000
Section 481 adjustment                                                 (124,000)
Other                                                                     5,000
Valuation allowance                                                  (4,077,000)
                                                            --------------------
                                                      $                       -
                                                            ====================

                  The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:


                                                                                  Year Ended
                                                                   -----------------------------------------
                                                                                 December 31,
                                                                   -----------------------------------------
                                                                          1997                   1996
                                                                  ------------------      -----------------
Income tax (benefit) computed at statutory rate                $           (2,704,000)   $          (670,000)
Effect of temporary differences                                               152,000                146,000
Effect of permanent differences                                                13,000                 19,000
Tax benefit not recognized                                                  2,539,000                505,000
                                                                   ------------------      -----------------
Provision for income taxes (benefit)                           $           -            $          -
                                                                   ==================      =================


                  The net operating loss carryforward at December 31, 1997 was approximately $9,401,000 and expires in the years 2011 to 2012.


9.       COMMITMENTS AND CONTINGENCIES

         A. The Company leases its school facilities under non-cancelable operating leases. The lease terms are five years and expire from October 1998 through December 2002. The Company leases its Portland Maine office under a lease expiring in 1999. Rent expense for the years ended December 31, 1997 and 1996 was $1,306,597 and $647,907,
         respectively. Minimum rental commitments over the next five years are as follows:


1998                           $          538,899
1999                                      364,378
2000                                      378,272
2001                                      293,317
2002                                      302,112

         B. During the quarter ended March 31, 1997, the Company renegotiated with a former stockholder of Sam Lily, Inc. with whom it was obligated under an employment agreement to cancel the employment agreement and replaced it with a consulting agreement. The consulting agreement requires the individual to provide services to the Company for one day per week through December 1998 at the rated of $5,862 per week. The Company has determined that the future services, if any, that it will require will be of little or no value and is accounting for this obligation as a cost of severing the employment contract. Accordingly, the present value (applying a discount rate of 10%) of all future payments is accrued in full at September 1997. The expense associated with this accrual is recorded as part of the loss from discontinued operations.

         C. Litigation - On August 4, 1997 Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against the Company and Health Wellness Nationwide Corp., the Company's wholly-owned subsidiary. The Company has asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendant's alleged breach of contract in connection with the Company's medical clinic located in Pompano Beach, Florida. The Company is vigorously defending the action. The plaintiff is seeking damages in the amount of approximately $535,000. No accrual for the litigation has been made in the financial statements as it is the Company's belief that it will prevail in the litigation.

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


10.      PURCHASE OF BUILDING AND REFINANCE

                  The Company purchased a building located in Pompano Beach, Florida (the "Pompano Property") to which it relocated its Lauderhill, Florida school and corporate offices. The purchase price for the property was $2,350,000, of which $1,875,000 was financed through a first and second mortgage. The Pompano Property was encumbered by mortgages securing repayment of loans made to acquire an adjacent parcel which is owned by Justin Real Estate Corp. ("Justin Corp."). All of the common stock of Justin Corp. is owned by principal shareholders of the Company.

                  In October 1997, the Company refinanced the mortgage and entered into a new mortgage with another financial institution in the amount of $2,250,000. Monthly payments, including principal and interest are $17,725 through October 2007, with the balance of any unpaid principal due in November 2007. The interest rate is 8.24% per annum. Simultaneously with this transaction, the Company paid off the underlying mortgage on the adjacent parcel owned by Justin Corp. in the amount of $435,000. The Company has recorded this amount as an increase in the basis of the land.


11.      REVENUES

                  The schools obtain a large proportion of their revenues from Federal and State student financial aid programs. For the year ended December 31, 1997, the schools derived approximately 66% of tuition collections from students with financial aid and approximately 34% from students without financial aid. The schools' ability to obtain such funding is dependent on a number of factors, including meeting various educational accreditation and licensing standards and also certain financial standards such as maintaining at least a 15% ratio of non-financial aid students. The Company believes it has complied with all other factors necessary to obtain funding.

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


12.      COMMON STOCK SUBJECT TO PUT

                  In connection with the January 1996 acquisition of the net assets of Sam Lilly, Inc. the 9,500 shares issued in connection with the acquisition are subject to the seller's ability to require the Company to repurchase such shares for a three year period for $380,000, in the event that the aggregate market value of the shares falls below $380,000. Such shares are excluded from permanent equity on the accompanying balance sheet. As of March 1998, this matter is subject to litigation.

13.      STOCK OPTION PLAN

                  Under the Company's 1994 Stock Option Plan, up to 16,667 shares of common stock are reserved for issuance. The exercise price of the options will be determined by the Stock Option Committee selected by the board of directors, but the exercise price will not be less than 85% of the fair market value on the date of grant. Towards the end of 1995, 50 options were issued to each of two directors at an exercise price equal to the market price at the time. During 1996 the Company issued 250 options to a director at a price equal to the fair market value on the date of grant. In August 1997, the Company adopted a stock option plan covering officers, directors, employees and consultants. In August the Company issued 43,750 ten year options under the 1997 Plan, exercisable at fair market value (which was $22.40 per share) to certain of its officers who were former principals of Global. Options to purchase 21,875 shares will be exercisable in August 1998, and the remaining 21,875 will be exercisable in August 1999.

                  In fiscal 1997, the Company adopted the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 1997 and December 31, 1996: annual dividends of $0; expected volatility of 50%; risk free interest rate of 7% and expected life of 10 years. The weighted average fair value of stock options granted during the years ended December 31, 1997 and December 31, 1996 was $21.60 and $142.00, respectively. If the Company had recognized compensation cost of stock options in accordance with SFAS No. 123, the Company's proforma net income (loss) and net income (loss) per share would have been $(8,608,120) and $(19.82) per share for the fiscal year ended December 31, 1997 and $(983,538) and $(3.40) per share for the fiscal year ended December 31, 1997. Pro forma income
         (loss) from continuing operations would have been $(6,083,679) and $(14.01) per share in 1997 and $(850,346) and $(3.03) per share in
         1996.


14.      ACQUISITIONS

         On July 23, 1997, the Company closed on the acquisition of the capital stock of Global Health Alternatives, Inc. ("Global"). The purchase price for the acquisition of Global was settled with the issuance of 145,000 shares of the Company's common stock. The Company has agreed to issue to former Global shareholders additional shares of common stock as follows: I) up to 20,000 shares if Global's pre-tax operating earnings equal or exceed $1,200,000 for the period from July 1, 1997 through June 30, 1998, and ii) shares equal in market value to the lesser of $45 million or eight times Global pre-tax operating earnings for the period from July 1, 1999 through June 30, 2000 minus the fair market value on the date of issuance of the 145,000 share initial consideration or the 20,000 contingent shares, if they are earned. The following table summarizes the acquisition.




                  Purchase price                                    $ 2,900,000

                  Liabilities assumed                                 4,530,741

                  Fair value of assets acquired                      (6,511,954)
                                                                    ------------
                  Goodwill                                        $     918,787
                                                                    ============


         The assets acquired included two patents, one (the"Troy Patent") is valued at $4,819,000, and is being amortized over its remaining life of 11 years, the other (the "Xu Patent") is valued at $404,000 and is being amortized over its remaining life of 17 years. Additionally, the Company acquired a customer list valued at $57,000, which is being amortized over 5 years.

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


                                                                    Year ended December 31,
                                                            --------------------------------------------------
                                                                    1997                        1996
                                                            ---------------------        ---------------------
Revenues                                               $                7,856,071  $                 5,129,857
                                                            =====================        =====================
Loss from continuing operations                        $              (7,709,728)  $               (2,933,434)
                                                            =====================        =====================
Net loss                                               $             (10,234,169)  $               (3,036,626)
                                                            =====================        =====================
Loss per share from continuing operations              $                  (15.21)  $                    (6.90)
                                                            =====================        =====================
Net loss per share                                     $                  (20.20)  $                    (7.14)
                                                            =====================        =====================
Shares used in computation                                                506,765                      425,350
                                                            =====================        =====================






15.      SEGMENT INFORMATION

         Summary information for the Company's two significant industry segments is as follows:

                                                                                 Natural and
Year ended December 31, 1997                             Schools               Health Products                  Total
                                                         -------               ---------------                  -----
                                      Revenues    $          5,858,790   $               1,133,726    $             6,992,516
                                                    ==================      ======================      =====================
                       Operating income (loss)    $         (2,188,072)  $              (3,012,652)   $            (5,200,679)
                                                    ==================      ======================      =====================
                           Identifiable assets    $          8,712,964   $               5,091,957    $            13,804,921
                                                    ==================      ======================      =====================
                            Other information:
                 Depreciation and amortization    $            177,881   $                 196,669
                                                    ==================      ======================
                          Capital expenditures    $            431,570   $                  37,588
                                                    ==================      ======================


16.      SUBSEQUENT EVENTS

         A. Sale of Preferred Stock - In April 1998, the Company sold an aggregate of $4,000,000 of 10% convertible preferred stock, realizing proceeds after expenses of approximately $3.5 million, $2.5 million of which were utilized to redeem previously issued preferred stock. The preferred stock provides for a conversion to common at 75% of the market price.

B. Renegotiation of Patent Agreement - In April 1998, the Company renegotiated the terms of its acquisition of the Troy Patent, due to the agreement being in breach because of unpaid minimum royalties. Under the new agreement, royalties are payable at the rate of 3% of the first $2,000,000 of related product sales; 2% of the next $2,000,000 in sales and 1% of sales in excess of $4,000,000. In connection with the new agreement, the Company was required to assume $585,000 of debt owed to third parties by the Troy Sellers.

C. Proposed Sale of Schools - In February, 1998, the Company entered into discussions with its Chief Executive Officer, who is also a principal stockholder and director, and his wife, who is the Company's secretary and a principal stockholder and director, for the sale of the schools division. The contemplated sales price is $1,800,000.

D. Proposed Sale of Building - In March, 1998, the Company entered in discussions for the sale of the building, in which its Pompano School is located.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The following table sets forth certain information concerning the directors and executive officers of the Company.


Directors and Executive Officers

         Name                    Age                 Position
         ----                    ---                 --------
Sir Brian Wolfson                62         Chairman of the Board and Director
Neal R. Heller                   38         President, Chief Executive Officer
                                            and Director
Elizabeth S. Heller              36         Secretary and Director
Martin C. Licht                  56         Director
Arthur Keiser                    43         Director


     The following is a brief summary of the background of each executive officer and director of the Company:

     Sir Brian Wolfson has served as Chairman and a director of the Company since July 1997 and Chief Executive Officer and Chairman of the Board of Directors of GHA since its inception in October 1995. Prior to co-founding GHA in October 1995, Sir Brian served as Chairman of Wembley, PLC from 1986 to 1995. Sir Brian is currently a director of Fruit of the Loom, Inc., Kepner-Tregoe, Inc., Playboy Enterprises, Inc., and Autotote Corporation, Inc.

     Neal R. Heller has been the President, Chief Executive Officer and a director of the Company since its inception in 1988. Mr. Heller is an attorney and has been admitted to practice in the State of Florida since 1985. Mr. Heller earned a Bachelor of Arts degree from the University of Miami in 1982 and a Juris Doctor degree from Nova University in 1985. On December 18, 1990, Mr. Heller filed a voluntary petition under Chapter 7, Title 11 of the United States Code, in the United States Bankruptcy Court for the Southern District of Florida. The Bankruptcy Court entered an Order of Discharge of Debtor on April 5, 1991. Mr. Heller currently serves as President of the Broward Association of Career Schools and is the treasurer and a member of the Board of Directors of the Florida Association of Post-Secondary Schools and Colleges. Mr. Heller is the husband of Elizabeth S. Heller.

     Elizabeth S. Heller has been Secretary and a director of the Company since its inception in 1988. Mrs. Heller earned a Bachelor of Arts degree from the University of Miami in 1983. Mrs. Heller is the wife of Neal R. Heller.

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

     Martin C. Licht has been a practicing attorney since 1967 and has been a partner of the law firm of McLaughlin & Stern, LLP since January 1998. Mr. Licht became a director of the Company in July 1995. Mr. Licht is also a director of Cable & Co. Worldwide, Inc., a publicly traded company, which imports and markets footwear on a wholesale basis.

Key Employees

     Joseph P. Grace, age 48, has been the Co-Chief Operating Officer of GHA since October 1996. From 1995 to 1996, Mr. Grace was a marketing consultant
of  Natural  Health   Laboratories,   Inc.,   Inc. From 1994 to 1996 Mr. Grace
was head of marketing for Marketing Resources of America From 1989 to 1994, Mr. Grace was Vice Chairman of Ovation, Inc., a health and fitness equipment supplier. Mr. Grace has an M.B.A. from Cornell University and a B.S. in Electrical Engineering, also from Cornell University. [need 1992- 1997 employment history]

     John M. Eldredge, age 43, has been the Co-Chief Operating Officer of GHA since 1996. From 1991 to 1996, Mr. Eldredge was a principal of Commonwealth Marketing & Development, Inc., a marketing consulting firm. From 1990 to 1991, Mr. Eldredge served as Vice President of Marketing at Earth's Best, Inc. (organic baby food). Mr. Eldredge has an M.B.A. from the Amos Tuck School at Dartmouth College and an A.B. in Psychology, also from Dartmouth.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 1997, and (ii) Forms 5 and amendments thereto and/or written representations furnished to the Company by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 1997, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act, except that Arthur Keiser, a director of the Company, has not filed a Form 5 for the fiscal year ended December 31, 1997 and Azure Limited Partnership I has not filed a Form 5 for the fiscal year ended December 31, 1997.

Item 10. Executive Compensation.

Summary Compensation Table

     The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 1995, 1996, and 1997 with respect to the following officers of the Company:

                                                       Annual Compensation                Long Term Compensation
                                         ---------------------------------------- -------------------------------------
                                                                                            Awards              Payouts
                                                                                  ------------------------      -------
                                                                                                 Securities
                                                                     Other          Restricted   Underlying       LTIP     All Other
Other
          Name and                                                  Annual        Stock Award(s)   Options      Payouts
Payouts   Compensa-
     Principal Position         Year    Salary($)   Bonus($)  Compensation ($)(1)       $          SARs(#)          $
       ($)      tion($)
     ------------------         ----    ---------   --------  ------------------- --------------   -------         ---
-------

Sir Brian Wolfson, Chairman of  1997    $240,000      ----           ----              ----          ----
----        ----
the Board (2)
Neal R. Heller,                 1997     201,500      ----           ----              ----          ----         ----
----
President and                   1996     162,500      ----           ----              ----          ----         ----
----
Chief Executive Officer         1995     150,000      ----           ----              ----          ----         ----
----
Elizabeth S. Heller             1997     141,100      ----           ----              ----          ----         ----
----
Secretary                       1996     150,000      ----           ----              ----          ----         ----        ----
                                1995     150,000      ----           ----              ----          ----         ----        ----


--------------------------------
(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.

(2)  Sir Brian Wolfson waived his 1997 salary.


     Options Grants in Last Fiscal Year. The following table sets forth certain information with respect to option grants during the fiscal year ended December 31, 1997 to the named executive officers. The table below does not reflect the Company's one for 40 reverse stock split which occurred in April 1998.


                                                    Percent of Total
                          Number of Securities     Options Granted to
                           Underlying Options      Employees in Fiscal   Exercise or Base Price
         Name                    Granted                  Year                   ($.SH)              Expiration Date
         ----                    -------                  ----                   ------              ---------------
Sir Brian Wolfson                 800,000                31.4%                   $ .56                  July 2007
Neal R. Heller                    400,000                14.7%                    .001                  July 2007
Elizabeth S. Heller               400,000                15.7%                    .001                  July 2007

Year-end Option Table. During the fiscal year ended December 31, 1997, none of the named executive officers exercised any options issued by the Company. The following table sets forth information regarding the stock options held as of December 31, 1997 by the named executive officers. The table below does not reflect the Company's one for 40 reverse stock split which occurred in April 1998.

                           Number of Securities Underlying Unexercised          Value of Unexercised
In-the-Money
                                   Options at Fiscal Year-End                       Options at Fiscal Year End
                           -------------------------------------------         ------------------------------------
         Name                  Exercisable            Unexercisable            Exercisable            Unexercisable
         ----                  -----------            -------------            -----------            -------------
Sir Brian Wolfson                        0                 800,000                  --                       --
Neal R. Heller                     400,000                       0                18,750                     --
Elizabeth S. Heller                400,000                       0                18,750                     --


Employment Agreements

     The Company has entered into employment agreements with Neal R. Heller and Elizabeth S. Heller, which will expire in December 2001, under which they will be full-time employees and shall receive salaries of $247,000 and $78,000, respectively. Mr. and Mrs. Heller received salaries in 1997 of $201,500 and $141,000, respectively. Each agreement provides that the executive will be eligible to receive short-term incentive bonus compensation if the Company is profitable, the amount of which, if any, will be determined by the Board of Directors based on the executive's performance, contributions to the Company's success and on the Company's ability to pay such incentive compensation. The employment agreements also provide for termination based on death, disability, voluntary resignation or material failure in performance and for severance payments upon termination under certain circumstances. The agreements contain non-competition provisions that will preclude each executive from competing with the Company for a period of two years from the date of termination of employment.

     Sir Brian Wolfson has fixed-term employment agreement of one year, commencing January 1, 1998, at an annual salary of $50,000. Joseph Grace has a fixed-term employment agreement of two years, commencing October 15, 1996. Mr. Grace's base salary in year one was $150,000, with an escalator to $200,000 in year two. Mr. Grace's agreement calls for a guaranteed bonus of 25% of base salary, payable at the end of each contract year, which has been deferred in the first year. John Eldredge has a fixed-term employment agreement of two years, commencing October 15, 1996. Mr. Eldredge's base salary in year one was $90,000, with an escalator to $112,500 in year two. Mr. Eldredge's agreement calls for a bonus of up to 25% of base salary, at the Company's discretion, payable at the end of each contract year, which was deferred in the first year.

Directors' Compensation

     Directors of the Company do not receive any fixed compensation for their services as directors. The Company grants each non-employee director options to purchase 1,000 shares of Common Stock under the 1994 Stock Option Plan, at an exercise price equal to the fair market value of the Common Stock on the date of grant, and pays non-employee directors $500 for each meeting of the Board of Directors they attend. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with performance of their duties to the Company. The Company did not pay its directors any cash or other form of compensation for acting in such capacity, although directors who were also executive officers of the Company received cash compensation for acting in the capacity of executive officers. See "-- Executive Compensation." No director received any other form of compensation for the fiscal year ended December 31, 1997.

Stock Options

     The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of options ("Options") to key employees, including officers, non-employee directors and consultants of the Company and its subsidiaries to purchase up to 3,000,000 shares of Common Stock (pre-split) which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, (the "Code"), or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options").

     The Company has adopted the 1994 Stock Option Plan (the "1994 Plan") under which up to 666,666 options (pre-split) to purchase shares of Common Stock may be granted to key employees, officers, consultants and members of the Board of Directors of the Company. Options granted under the 1994 Plan may be either Incentive Stock Options or Nonstatutory Options.

     The plans are administered by the Board of Directors. Under the plans, the Board of Directors has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as to the Common Stock ownership of each of the Company's directors, executive officers, all executive officers and directors as a group, and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock. The table below does not reflect the Company's one for 40 reverse stock split which occured in April 1998.

                                                        Number of                           Approximate
Name and Address of Beneficial Owner(1)                 Shares(2)                   Percentage of
Common Stock
---------------------------------------                 ---------                   --------------------------
Neal R. Heller and Elizabeth S. Heller
2397 N.W. 64th Street
Boca Raton, Florida  33496                                     5,834,000(3)                    18.7%

Martin C. Licht
Selden Lane
Greenwich, Connecticut  06831                                     52,000(4)                      *

Arthur Keiser
6324 NW 79th Way
Parkland, Florida 33067                                           34,000(5)                      *

Sir Brian Wolfson
Global Health Alternatives, Inc.
44 Welbeck Street
London, England  W1N7HF                                                0(6)                      *

Azure Limited Partnership I
13 Eagles Nest Drive
La Conner, Washington 98257                                       1,662,667                    5.5%

All Executive Officers and Directors as a
Group
         (5 persons)                                              5,920,000                   19.0%

     (1) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock beneficially owned by them.

     (2) The table does not include shares of Common Stock issuable upon the conversion of the Company's Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the holders thereof generally are not entitled to convert such instruments to the extent that such conversion would increase the holders' beneficial ownership of Common Stock to in excess of 4.9%.
Notwithstanding the foregoing, on June 4, 2000, the date of a mandatory conversion of the Series A Preferred Stock a change in control of the Company may occur, based upon the number of shares of Common Stock issuable.

     (3) Mr. Heller owns 2,374,000 shares of Common Stock, and Mrs. Heller owns 2,660,000 shares of Common Stock and each has sole voting and dispositive power with respect to such shares. As they are husband and wife, each may be deemed the beneficial owner of the shares owned by the other. Includes up to 800,000 shares of Common Stock issuable upon the exercise of options held by Mr. and Mrs. Heller.

     (4) Includes presently exercisable options to purchase up to 2,000 shares of Common Stock held by Mr. Licht.

     (5) Includes presently exercisable options to purchase up to 14,000 shares of Common Stock held by Mr. Keiser.

     (6) Does not include options to purchase up to 800,000 shares of Common Stock which are not exercisable within 60 days.

*    Represents less than 1% of applicable shares of Common Stock outstanding.


Item 12. Certain Relationships and Related Transactions.

     In connection with the refinancing of the Pompano Property in October, 1997, the Company paid a mortgage loan in the amount of $443,727 (the "Prior Mortgage Loan") which encumbered both the Pompano Property and an adjacent parcel of land (the "Adjacent Parcel") which was owned by Justin Real Estate Corp. ("Justin"). The capital stock of Justin is owned by Neal R. Heller and Elizabeth S. Heller. Mr. and Mrs. Heller also had guaranteed the Prior Mortgage Loan.

     As of October 1997, the Company had advanced to Mr. and Mrs. Heller $142,442. In October 1997, Mr. and Mrs. Heller advanced the sum of $240,295 on behalf of the Company and the Company advanced $24,412 to Justin. In November, 1997, the Company advanced $53,523 on behalf of Justin. In December 1997, Mr. and Mrs. Heller waived the repayment of the sum of $19,918 from the Company. As of December 31, 1997, there were no amounts due to the Company from Mr. and Mrs. Heller or Justin and no amounts were due to the Company from Mr. and Mrs. Heller or Justin.

     In connection with the refinancing of the Pompano Property, Neal R. Heller has guaranteed the obligations of the Company pursuant to leases between the Company and its wholly owned subsidiary which owns the Pompano Property. Mr. Heller has collateralized such guarantee with a $100,000 letter of credit. In addition, Mr. Heller has agreed to indemnify Banc One Mortgage Capital Markets, LLC, in certain limited instances. In July 1997, the Company issued an aggregate of 800,000 options (pre-reverse split) exercisable for a period of 10 years at an exercise price of $.001 per share to Mr. and Mrs. Heller. Martin C. Licht, a director of the Company, was a member of law firms which received $189,452 attributable to 1996 and $153,351 attributable to 1997. In addition, as of December 31, 1997, the Company owed law firms of which Mr. Licht was a member $150,112. In July 1996 the Company borrowed $125,000 from Arthur Keiser, a director of the Company, and repaid such amount plus interest at the rate of 12% per annum in December 1996. In July 1996, in connection with such loan the Company granted Mr. Keiser an option to purchase 10,000 shares of the Company's Common Stock at an exercise price equal to the fair market value on the date of the grant for a period of five years.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Index to Financial Statements

         1.   Financial Statements                                          Page
                                                                            ----
              Independent Auditor's Report                                   F-2

              Consolidated Balance Sheet - December 31, 1997                 F-3

              Consolidated Statements of Operations -
              Years Ended December 31, 1997 and 1996                         F-4

              Consolidated Statement of Changes in Stockholders'
              Equity - For the period from December 31, 1995 through
              December 31, 1997                                              F-5

              Consolidated Statements of Cash Flow - Years Ended
              December 31, 1997 and  1996                                    F-6

              Notes to Financial Statements                                  F-8

         2.  Exhibits Included Herein

              See Exhibit Index on page __ hereof for the exhibits filed as part of this Form 10-KSB.

(b)      Reports on Form 8-K

              None.

(c)      Exhibit Index


Number        Description of Exhibit
------        ----------------------

3.1           Amended and Restated Certificate of Incorporation of the Company.*

3.2           Amended and Restated By-Laws of the Company.*

4.1           Specimen Certificate of the Company's Common Stock.*

4.2           Form of Class A Warrant.*

4.3           Form of Class B Warrant.*

Number        Description of Exhibit
------        ----------------------

4.4 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.*

4.5           Form of Underwriter's Warrants.*

4.6           1994 Stock Option Plan.*

4.7           Form of Debenture **

4.8 Registration Rights Agreement dated July 23, 1997 by and among the Company, Global and the Global Stockholders. +

4.9 Agreement as to Transfers dated July 23, 1997 by and between Capital Development, S.A. and the Compant. +

4.10 Articles of Amendment of Articles of Incorporation of the Company. ***

4.11          Form of Debenture. **

10.1          Form of  Employment  Agreement  between  the  Company  and Neal R.
              Heller.*

10.2          Form of Employment  Agreement between the Company and Elizabeth S.
              Heller.*

10.3 Lease, dated April 29, 1993, between Florida Institute of Massage Therapy, Inc., as tenant, and MICC Venture, as landlord, as amended.*


10.4 Agreement among Natural Health Trends Corp., Health Wellness Nationwide Corp., Samantha Haimes and Leonard Haimes. ++


10.13 Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp., Samantha Haimes and Leonard Haimes.

10.14 Employment Agreement between Health Wellness Nationwide Corp. and Kaye Lenzi.

10.15 Mortgage note in the amount of $2,250,000, dated October 30, 1997 between NHTC Real Estate, Inc. as maker and BANC One Mortgage Capital Markets, LLC as payee.

21.1          List of Subsidiaries.

27.1          Financial Data Schedule

----------
*    Previously filed with Registration Statement No. 33-91184.

** Previously filed with the Company's Form 10-QSB for the quarter ended March 31,1997.


***  Previously filed with the Company's Form 10-QSB dated June 30, 1997.

+    Previously filed with the Company's Form 8-K dated Auhust 7, 1997.

++ Previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

+++  Previously filed with this Registration Statement No. 333-35935

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April   , 1998                      NATURAL HEALTH TRENDS CORP.

                                       By:  /s/ Neal R. Heller
                                            ------------------------------------
                                            Neal R. Heller, President, and Chief
                                            Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                 Name                    Title                        Date
                 ----                    -----                        ----
/s/ Sir Brian Wolfson        Chairman of the Board                April 15, 1998
-------------------------
Sir Brian Wolfson

/s/ Neal R. Heller           President, Chief Executive Officer   April 15, 1998
-------------------------     and Director
Neal R. Heller


\s\ Elizabeth S. Heller      Secretary and Director               April 15, 1998
-------------------------
Elizabeth S. Heller

\s\ Arthur Keiser            Director                             April 15, 1998
-------------------------
Arthur Keiser

\s\ Martin C. Licht          Director                             April 15, 1998
-------------------------
Martin C. Licht