Form 10QSB
period 1998-03-31
NATURAL HEALTH TRENDS CORP
filed 1998-05-20
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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

                  Yes    X                                             No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 1998 was 38,380,427 shares.


                           NATURAL HEALTH TRENDS CORP.


                                      INDEX

                                                                                                          Page
                                                                                                         Number
PART I - FINANCIAL INFORMATION
       Item 1.        Financial Statements
                      Consolidated Balance Sheet as of March 31, 1998                                      1
                      (unaudited)
                      Consolidated Statements of Operations (unaudited) for the
                      Three months ended March 31, 1998 and 1997                                           2
                      Consolidated Statements of Cash Flows (unaudited) for the
                      Three months ended March 31, 1998 and 1997                                           3

                      Notes to the financial statements                                                    4
        Item 2.       Management's discussion and analysis of financial
                      condition and results of operations                                                  5-7

PART II - OTHER INFORMATION                                                                                8-10
       Item 1         Legal Proceedings
       Item 2         Changes in Securities
       Item 3         Defaults Upon Senior Securities
       Item 4         Submission of Matters to a Vote of Security Holders
       Item 5         Other Information




       ITEM 5.III        OTHER INFORMATION
       Item 6.           Exhibits and Reports on Form 8-K

Signature                                                                                                  11



                                            NATURAL HEALTH TRENDS CORP.

                                            CONSOLIDATED BALANCE SHEET

                                                  March 31, 1998

                                                    (UNAUDITED)

                                                      ASSETS

CURRENT ASSETS:
     Cash                                                                                     $             318,089
     Restricted cash                                                                                        250,000
     Accounts receivable                                                                                  1,856,328
     Inventories                                                                                            772,224
     Due from officers                                                                                            -
     Due from affiliate                                                                                           -
     Prepaid expenses and other current assets                                                              113,479
                                                                                                --------------------
         TOTAL CURRENT ASSETS                                                                             3,310,120
                                                                                                --------------------

PROPERTY, PLANT AND EQUIPMENT                                                                             3,473,827
PATENTS AND CUSTOMER LISTS                                                                                4,969,991
GOODWILL                                                                                                  1,203,533
DEPOSITS AND OTHER ASSETS                                                                                   233,788
                                                                                                --------------------

                                                                                              $          13,191,259
                                                                                                ====================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                         $           1,939,943
     Accrued expenses                                                                                       485,080
     Revolving credit line                                                                                  128,035
     Accrued Expenses for Discontinued Operations                                                           337,160
     Current portion of long term debt                                                                    1,974,444
     Deferred revenue                                                                                     1,263,584
     Current portion of accrued consulting contract                                                         360,131
     Other current liabilities                                                                              428,893
                                                                                                --------------------
         TOTAL CURRENT LIABILITIES                                                                        6,917,269
                                                                                                --------------------

LONG-TERM DEBT                                                                                            2,238,522
DEBENTURES PAYABLE                                                                                                -
ACCRUED CONSULTING CONTRACT                                                                                       -
ACCRUED EXPENSES DISCONTINUED OPERATIONS                                                                          -

COMMON STOCK SUBJECT TO PUT                                                                                 380,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,500,000 shares authorized; no shares
         issued and outstanding                                                                           2,162,202
     Common stock, $.001 par value; 40,000,000 shares authorized;
         38,380,427 shares issued and outstanding at March 31, 1998                                          38,380
     Additional paid-in capital                                                                          12,092,384
     Retained earnings (accumulated deficit)                                                            (10,257,499)
     Common stock subject to put                                                                           (380,000)
     Prepaid stock compensation                                                                                   -
                                                                                                --------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                       3,655,468
                                                                                                --------------------

                                                                                              $          13,191,259
                                                                                                ====================


                                  See notes to consolidated financial statements.

                                                         1

                          NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                         Quarter End March 31,
                                                                 -----------------------------------
                                                                         1998             1997
                                                                 -----------------------------------
REVENUES                                                       $        2,062,885 $        1,443,234

COST OF SALES                                                             861,703            652,843
                                                                 ----------------   ----------------

GROSS PROFIT                                                            1,201,182            790,391

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                            1,655,740            737,205

NON-CASH IMPUTED COMPENSATION EXPENSE                                           -                  -

LITIGATION SETTLEMENT                                                           -            111,517
                                                                 ----------------   ----------------

OPERATING INCOME (LOSS)                                                  (454,558)           (58,331)

OTHER INCOME (EXPENSE):
     Interest (net)                                                      (110,507)           (61,949)
     Other                                                                      -                  -
                                                                  ----------------   ----------------

INCOME(LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                                                   (565,065)          (120,280)

PROVISION FOR INCOME TAX                                                        -                  -
                                                                  ----------------   ----------------

INCOME (LOSS) FROM CONTINUED
     OPERATIONS                                                          (565,065)          (120,280)
                                                                  ----------------   ----------------

DICONTINUED OPERATIONS:
     Income (Loss) From Discontinued
     Operations                                                                 -           (589,578)
     (Loss) On Disposal                                                         -             32,519
                                                                  ----------------   ----------------
INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                                                                 -           (557,060)
                                                                  ----------------   ----------------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                  (565,065)          (677,340)

EXTRAORDINARY GAIN FROM FORGIVENESS OF DEBT                             1,361,143                  -
                                                                  ----------------   ----------------

NET INCOME (LOSS)                                               $         796,078  $        (677,340)
                                                                  ================   ================

INCOME (LOSS) PER COMMON SHARE:
     Continued Operations                                                   (0.63)             (0.39)
     Discontinued Operations                                                    -              (1.79)
     Extraordinary Gain                                                      1.52                  -
     Net Income (loss)                                                       0.89              (2.18)

WEIGHTED AVERAGE COMMON SHARES USED                                       892,386            311,558



                 See notes to consolidated financial statements.

                                        2

                                                NATURAL HEALTH TRENDS CORP.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                         -----------------------------------
                                                                                              1998                1997
                                                                                         ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $         796,078   $       (677,340)
                                                                                         ----------------    ---------------
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                                                           188,424             82,912
         Non-cash imputed compensation expense                                                         -             25,000
         Loss on disposal of fixed assets,net                                                          -                  -
         Interest settled by issuance of stock                                                     8,858                  -
         Write-off of clinic goodwill                                                                  -                  -
         Amortization of Note Payable Discount                                                         -                  -

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                              123,620           (239,706)
         (Increase) decrease in inventories                                                      254,774            (26,117)
         (Increase) decrease in prepaid expenses                                                  71,097            (35,364)
         (Increase) decrease in Property and Equipment                                            29,745                  -
         (Increase)decrease in due from affiliate                                                      -                  -
         (Increase) decrease in deposits and other assets                                        220,342              3,392
         Increase (decrease) in accounts payable                                              (1,086,493)           (20,430)
         Increase (decrease) in accrued expenses                                                (772,272)            71,375
         Increase (decrease) in deferred revenue                                                 173,937            109,115
         Increase(decrease) in deposits                                                                -                  -
         Increase(decrease) in Accrued Interest                                                   57,466                  -
         Increase (decrease) in other current liabilities                                        103,778            (68,196)
         Increase (decrease) in accrued expenses for disc. operations                            (18,903)                 -
         Increase (decrease) in accrued consulting contract                                            -            497,246
                                                                                         ----------------    ---------------
            TOTAL ADJUSTMENTS                                                                   (645,628)           399,227
                                                                                         ----------------    ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              150,450           (278,113)
                                                                                         ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                        (27,151)           (78,028)
     Disposition of Discontinued Operations                                                      (19,633)                 -
     Loan to Global Health Alternatives, Inc.                                                          -                  -
                                                                                         ----------------    ---------------

NET CASH USED IN INVESTING ACTIVITIES                                                            (46,784)           (78,028)
                                                                                         ----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in due from officer                                                                      -             (2,481)
     Increase in due to related parties                                                                -                  -
     Decrease in restricted cash                                                                       -              8,932
     Proceeds from preferred stock                                                               261,000                  -
     Proceeds from sale of debentures                                                                  -            326,826
     Payment of debentures                                                                             -                  -
     Loan origination costs preferred stock                                                            -                  -
     Proceeds from notes payable and long-term debt                                               34,666            255,000
     Payments of notes payable and long-term debt                                               (186,027)          (530,024)

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        109,639             58,253
                                                                                         ----------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                                  213,305           (297,888)

CASH, BEGINNING OF PERIOD                                                                        104,784            517,323
                                                                                         ----------------    ---------------

CASH, END OF PERIOD                                                                    $         318,089   $        219,435
                                                                                         ================    ===============
                                      See notes to consolidated financial statements.

                                                          3

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1998

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

3.       GAIN ON FORGIVENESS OF DEBT

         During the quarter ended March 31, 1998, the Company realized a $1.3 million gain on the work-out of various debt and payables of Global Health Alternatives, Inc.

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

Result of Operations
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenues:

Total revenues were $2,062,885 for the three months ended March 31,1998 compared to $1,443,234 for the three months ended March 31,1997. This represents an increase of $618,651 or 42.9%.

Product sales by Global Health Alternatives, Inc. ("GHA") of $429,884 accounted for the primary portion of the increase. The increase is also attributable to increased tuition revenue of $76,190 due to increased enrollment primarily at the Orlando school. Bookstore revenue also increased by $86,775 compared to the same period last year, again due primarily to the increased enrollment as well as expansion of the Miami and Orlando bookstores.

Cost of sales:

Cost of sales for the three months ended March 31,1998 was $861,703 compared to $788,843 for the comparable period last year. Gross profit as a percentage of revenues was 58.2% compared with 54.8% for the three months ended March 31,1997. Product sales' gross profit was 73.9% for the quarter as the Company incurred no royalty expense during the quarter due to a restructuring agreement with the previous holder of the patented base of its Natural relief 1222 product. The schools' gross profit was 54.1% compared to 54.8% in the prior quarter.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $1,655,740 for the three months ended March 31,1998. This represents an increase of $918,535 over the three months ended March 31,1997. The operations of GHA accounted for $781,177 of this increase. The remaining increase was primarily attributable to the move into a new location for the Orlando school, which resulted in higher rent expense.

Litigation settlement:

The litigation settlement resulted from the settlement of the litigation brought by the landlord in connection with the property leased by the Company in Lauderhill, Florida (the former Pompano Campus) whose lease expired in July 1997.

Interest Expense

These costs for the three months ended March 31, 1998 were $110,507 as compared to $61,949 for the comparable period of 1997. The increase was due to the interest expense of GHA of $62,573 associated with borrowing necessary to fund the marketing effort of GHA's products.

Income(Loss) from Continuing Operations

For the three months ended March 31, 1998, the loss from continuing operations was $565,065 compared to a loss from continuing operations of $120,280 for the three months ended March 31, 1997. The increase in the loss is attributable to the impact of the individual elements discussed above.

Discontinued Operations

In October 1997, the Company closed its medical clinic located in Boca Raton, Florida. In February 1998, the Company sold its remaining medical clinic in Pompano Beach, Florida. All anticipated losses on the discontinued operations were reflected in the fiscal year ended December 31, 1997.

Gain on Forgiveness of Debt

During the quarter ended March 31, 1998, the Company realized a $1.3 million gain on the work-out of various debt and payables of GHA.

Net Income (Loss)

For the three months ended March 31, 1998, the net profit was $796,078 compared to a net loss of $677,340 for the three months ended March 31, 1997. The increase in the profit is attributable to the impact of the individual elements discussed above.

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

In February 1998, the company issued $300,000 face amount of convertible preferred stock, net of expenses of $113,658.

In April 1998 the Company issued $4,000,000 face amount of Series C convertible preferred stock, net of expenses of $581,035. The preferred stock pays a dividend of 12% per annum and is convertible into common at 75% of the common's market value, commencing 41 days after issuance. From the proceeds raised, the Company retired $2,500,000 of Series A preferred stock outstanding.

At March 31, 1998 the ratio of current assets to current  liabilities was .48 to
1.0. There was a working capital deficit of approximately $3,607,000.

Cash provided by operations for the period ended March 31, 1998 was approximately $150,450, attributable primarily to the net profit of $796,078 adjusted for non-cash expenses and changes in operating assets and liabilities aggregating $645,628. Capital expenditures used approximately $27,151 of cash.

The Company also anticipates utilizing the proceeds from the anticipated sale of the Schools to provide financing, although there can be no assurance thereof. The Company anticipates that further additional financing will be required to finance the Company's continued operations during the next twelve months, principally to fund the continued development and growth of GHA's product sales. Management is currently seeking at least $4.0 million in additional capital to continue to pursue GHA's business plan of national advertising in support of national retail distribution. There can be no assurance that the Company will be able to secure such additional debt or equity financing. Failure to obtain additional financing of at least $2.5 million within the next 12 months will require reductions in operating expenses, and may have a material impact on the ability of the Company to increase GHA's sales and to continue operations. If the Company obtains additional financing of at least $2.5 million for the next twelve months, of which there can be no assurance, the Company believes that its net cash flow, together with available lines of credit may be sufficient to finance the Company's operations for the period of at least 12 months thereafter.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has not become subject to any material legal proceedings in the quarter ended March 31, 1998.

Item 2.  Changes in Securities and Use of Proceeds

         The Company issued $300,000 of convertible preferred stock in February 1998 and $4,000,000 in April 1998 which is ranked senior to the Common Stock with respect to dividends and liquidation.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         At a special meeting of the stockholders on March 23, 1998, the stockholders of the Company increased the number of authorized shares of Common Stock from 40,000,000 to 200,000,000 shares. Of the 16,669,709 shares of Common Stock voted, 15,893,389 voted in favor, 714,201 voted against and 62,119 abstained. On April 6, 1998, the Company effected a one for 40 reverse stock split.

Item 5.  Other Information

         On April 29, 1998, the Company entered into an agreement with Neal R. Heller, Elizabeth S. Heller and Florida College of Natural Health, Inc. to sell the Company's three schools for a cash purchase price of $1,800,000 plus certain additional consideration.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Please see Exhibit Index on page 9.

         (b)  Reports on Form 8-K

         The Company filed current reports on Form 8-K on January 8, 1998, February 19, 1998, March 4, 1998 and April 21, 1998.

                                    NATURAL HEALTH TRENDS CORP. EXHIBIT INDEX

Number           Description of Exhibit

2.1              Assets Purchase Agreement dated April 29, 1998 by and among Natural Health Trends corp., Neal R. Heller &
                 Elizabeth S. Heller and Florida College of Natural Health, Inc.#
3.1              Amended and Restated  Certificate  of  Incorporation  of the  Company.*
3.2              Amended and Restated  By-Laws of the Company.*
4.1              Specimen  Certificate  of the Company's  Common  Stock.*
4.2              Form of Class A Warrant.*
4.3              Form of Class B  Warrant.*
4.4              Form of  Warrant  Agreement  between  the  Company  and Continental Stock Transfer &
                 Trust  Company.*
4.5              Form of Underwriter's Warrants.*
4.6              1994 Stock Option Plan.*
4.7              Form of Debenture.**
4.8              Registration Rights Agreement dated July 23, 1997 by and among the Company,Global and the Global stockholders.+
4.9              Agreement as to Transfers dated July 23, 1997 by and between Capital Development, S.A. and the Company.+
4.10             Articles of Amendment of Articles of Incorporation of the Company. ***
4.11             Form of Debenture.**
4.12             Florida  Statutes Sections  607.1301,  607.1302, 607.1320 Regarding  Appraisal Rights.#
10.1             Form of Employment  Agreement  between  the Company  and Neal R.  Heller.*
10.2             Form of Employment  Agreement  between the Company and Elizabeth S. Heller.*
10.3             Lease, dated April 29, 1993, between Florida Institute of Massage Therapy, Inc., as tenant, and MICC Venture, as landlord, as amended.*
10.4             Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp., Smantha Haimes and Leonard Haimes.++
10.13            Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp., Smantha Haimes and Leonard Haimes.
10.14            Employment Agreement between Health Wellness Nationwide Corp. and Kaye Lenzi.
10.15            Mortgage note in the amount of $2,250,000 dated October 30,1997 between NHTC Real Estate, Inc. as maker and BANC
                 One Mortgage Capital Marker, LLC as payee.
27.1             Financial Data Schedule.


*   Previously filed with the Company's Registration Statement No. 33-991184

** Previously filed with the Company's Form 10-10QSB for the quarter ended March 31,1997

*** Previously filed with the Company's Form 10-QSB dated June 30, 1997

+   Previously filed with the Company's Form 8-K dated August 7,1997

++ Previously filed with the Company's Form 10-KSB for the year ended December 31, 1996

+++ Previously filed with this Registration Statement No. 333-35935

# Previously filed with the Company's Proxy Statement on Schedule 14A, dated May 14,1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   NATURAL HEALTH TRENDS CORP.



                                                   By: /s/     Neal Heller
                                                               Neal Heller
                                                   President

Date:   May 19, 1998