Form 10QSB
period 1998-06-30
NATURAL HEALTH TRENDS CORP
filed 1998-08-19
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

                  Yes    X                                             No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 30, 1998 was 1,367,995 shares.



                           NATURAL HEALTH TRENDS CORP.


                                      INDEX



                                                                                                            Page
                                                                                                           Number
PART I - FINANCIAL INFORMATION
       Item 1.           Financial Statements
                         Consolidated Balance Sheet as of June 30, 1998                                       1
                         (unaudited)
                         Consolidated Statements of Operations (unaudited) for the
                         Three and Six months ended June 30, 1998 and 1997                                    2
                         Consolidated Statements of Cash Flows (unaudited) for the
                         Six months ended June 30, 1998 and 1997                                              3
                         Notes to the financial statements                                                    4

        Item 2.          Management's discussion and analysis of financial
                         condition and results of operations                                                  6

PART II - OTHER INFORMATION                                                                                   8
       Item 1            Legal Proceedings
       Item 2            Changes in Securities
       Item 3            Defaults Upon Senior Securities
       Item 4            Submission of Matters to a Vote of Security Holders
       Item 5            Other Information
       Item 6.           Exhibits and Reports on Form 8-K

Signature                                                                                                   11

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1998

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                $130,931
   Restricted Cash                                                      250,000
   Accounts Receivable                                                1,825,194
   Inventories                                                          770,713
   Prepaid Expenses                                                     559,099
                                                                 ---------------
      TOTAL CURRENT ASSETS                                            3,535,937

PROPERTY, PLANT AND EQUIPMENT                                         3,457,371
PATENTS AND CUSTOMER LISTS                                            4,851,677
GOODWILL                                                              1,183,789
DEPOSITS AND OTHER ASSETS                                               268,749
                                                                 ---------------
                                                                    $13,297,523
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                   $1,723,800
  Accrued Expenses                                                      657,559
  Revolving Credit Line                                                 212,953
  Accrued Expenses for Discontinued Operations                          315,633
  Current Portion of Long-Term Debt                                   1,967,600
  Deferred Revenue                                                    1,125,864
  Accrued Consulting Contract                                           360,131
  Other Current Liabilities                                             372,071
                                                                 ---------------
     TOTAL CURRENT LIABILITIES                                        6,735,611

LONG-TERM DEBT                                                        2,228,400

COMMON STOCK SUBJECT TO PUT                                             380,000

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; 1,500,000 shares authorized;
      4,747 shares issued and outstanding at June 30, 1998            4,008,444
  Common Stock, $.001 par value; 50,000,000 shares authorized;
      1,367,995 shares issued and outstanding at June 30, 1998            1,368
  Additional Paid-in Capital                                         12,923,987
  Retained Earnings (Accumulated Deficit)                           (12,600,287)
  Common Stock Subject to Put                                          (380,000)
                                                                 ---------------
     TOTAL STOCKHOLDERS' EQUITY                                       3,953,512
                                                                 ---------------

                                                                    $13,297,523
                                                                 ===============

                 See notes to consolidated financial statements

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        3 Months Ended June 30                        6 Months Ended June 30
                                                       1998                1997                      1998               1997
                                                  ---------------------------------            ---------------------------------
REVENUES                                            $402,947                 $0                  $832,831                  $0

COST OF SALES                                        111,255                  0                   223,354                   0
                                                  ----------          ----------               ----------          ----------
GROSS PROFIT                                         291,692                  0                   609,477                   0

SELLING, GENERAL & ADMINISTRATIVE EXPENSES           858,325            179,332                 1,697,450             282,114
                                                  ----------          ----------               ----------          ----------
OPERATING INCOME (LOSS)                             (566,633)          (179,332)               (1,087,973)           (282,114)

OTHER INCOME (EXPENSE):
   Interest (net)                                   (158,546)          (139,779)                 (269,053)           (201,728)
                                                  ----------          ----------               ----------          ----------
LOSS FROM CONTINUED OPERATIONS
   BEFORE INCOME TAXES                              (725,179)          (319,111)               (1,357,026)           (483,842)

PROVISION FOR INCOME TAXES                                 0                  0                         0                   0
                                                  ----------          ----------               ----------          ----------
LOSS FROM CONTINUED OPERATIONS                      (725,179)          (319,111)               (1,357,026)           (483,842)

DISCONTINUED OPERATIONS:
   Loss From Discontinued Operations                (131,225)           (35,437)                  (64,443)           (580,565)
   Gain (Loss) on Disposal                                 0                  0                         0              32,519
                                                  ----------          ----------               ----------          ----------
LOSS FROM DISCONTINUED OPERATIONS                   (131,225)           (35,437)                  (64,443)           (548,046)
                                                  ----------          ----------               ----------          ----------
LOSS BEFORE EXTRAORDINARY GAIN                      (856,404)          (354,548)               (1,421,469)         (1,031,888)

EXTRAORDINARY GAIN - FORGIVENESS OF DEBT             146,949                  0                 1,508,092                   0
                                                  ----------          ----------               ----------          ----------
NET INCOME (LOSS)                                  $(709,455)         $(354,548)                  $86,623         ($1,031,888)
                                                  ==========          ==========               ==========          ==========
BASIC INCOME (LOSS) PER COMMON SHARE:
   Continued Operations                               ($0.69)            ($1.00)                   ($1.40)             ($1.53)
   Discontinued Operations                             (0.13)             (0.11)                    (0.07)              (1.74)
   Extraordinary Gain                                   0.14               0.00                      1.55                0.00
                                                  ----------          ----------               ----------          ----------
   Net Income (Loss)                                  $(0.68)            $(1.11)                    $0.09              ($3.27)
                                                  ==========          ==========               ==========          ==========
WEIGHTED AVERAGE COMMON SHARES USED                1,047,385            320,282                   969,886             315,297



                 See Notes to Consolidated Financial Statements
                                       2

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     6 Months Ended June 30
                                                                            --------------------------------
                                                                                   1998                 1997
                                                                            ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                             $86,623          ($1,031,888)
                                                                            ------------       -------------
  Adjustments to reconcile Net Income (Loss) to Net Cash
    Provided by (Used in) Operating Activities:
       Depreciation and amortization                                            362,739              162,038
       Non-cash imputed compensation expense                                          0               25,000
       Interest settled by issuance of stock                                      8,858                    0

    Changes in Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable                               288,869             (100,897)
       (Increase) Decrease in Inventories                                       256,285              (79,821)
       (Increase) in Prepaid Expenses                                          (374,523)            (272,128)
       Decrease in Property and Equipment                                        29,745                    0
       (Increase) Decrease in Deposits & Other Assets                           185,381             (288,683)
       Increase (Decrease) in Accounts Payable                               (1,302,635)             100,736
       Increase (Decrease) in Accrued Expenses                                 (676,443)              10,572
       Increase (Decrease) in Deferred Revenue                                   36,217               (5,680)
       Increase (Decrease) in Other Current Liabilities                          46,956               (9,955)
       (Decrease) in Accrued Expenses for Discontinued Operations               (40,429)                   0
       Increase (Decrease) in Accrued Consulting Contract                             0              395,900
                                                                            ------------       -------------
          TOTAL ADJUSTMENTS                                                  (1,178,980)             (62,918)
                                                                            ------------       -------------
NET CASH USED IN OPERATING ACTIVITIES                                        (1,092,357)          (1,094,806)
                                                                            ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (46,954)            (161,494)
  Disposition of Discontinued Operations                                        (19,633)                   0
  Loan to Global Health Alternatives, Inc.                                            0           (1,964,000)
                                                                            ------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                                           (66,587)          (2,125,494)
                                                                            ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Due from Officer                                                        0               (4,884)
  Decrease in Restricted Cash                                                         0                8,932
  Proceeds from preferred stock                                               3,768,500                    0
  Proceeds from sale of debentures                                                    0            3,262,528
  Proceeds from note payable and long-term debt                                 196,517              577,342
  Payments of notes payable and long-term debt                                 (279,926)            (968,548)
  Redemption of Preferred Stock                                              (2,500,000)                   0
                                                                            ------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,185,091            2,875,370
                                                                            ------------       -------------
NET INCREASE (DECREASE) IN CASH                                                  26,147             (344,930)

CASH, BEGINNING OF PERIOD                                                       104,784              517,323
                                                                            ------------       -------------
CASH, END OF PERIOD                                                            $130,931             $172,393
                                                                            ============       =============
                 See notes to consolidated financial statements.
                                       3

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1998

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

2. EARNINGS (LOSS) PER SHARE

     Basic per share information is computed based on the weighted average number of shares outstanding during the period.

3. GAIN ON FORGIVENESS OF DEBT

     During the six months ended June 30, 1998, the Company realized a $1.5 million gain on the work-out of various debt and payables of its subsidiary Global Health Alternatives, Inc.

4. PREFERRED STOCK

     In February 1998, the Company sold 300 shares of its convertible Series B preferred stock for $1,000 a share realizing net proceeds of $261,500. The preferred stock is convertible commencing on April 4, 1998 at the rate of 70% of the average closing bid price of the common stock over the three days preceding the notice of conversion. As of June 30, 1998, 185 shares of the Series B preferred stock had been converted into a total of 408,452 shares of common stock.

     In April 1998, the Company sold 4,000 shares of its convertible Series C preferred stock for $1,000 a share realizing net proceeds of $3,507,000. The preferred stock pays dividends at the rate of 10% per annum payable in cash or shares of the Company?s common stock valued at 75% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 41 days after issuance at the rate of 75% of the average closing bid price of the common stock over the five days preceding the notice of conversion. The Company has the right to redeem the preferred stock for 240 days after the date of issuance at the rate of 133% of the stated value. From the proceeds raised, the Company paid $2,500,000 to retire $1,568,407 face value of Series A preferred stock outstanding.

5. DISCONTINUED OPERATIONS

     In August 1998, the Company sold its three vocational schools and certain related businesses. Revenues for the vocational school operations were $2,316,028 for the six months ended June 30, 1998 and $ 2,459,429 for the comparable period in 1997. The Company expects the vocational school operation to operate at break-even between June 30, 1998 and the date of the sale, and a profit is anticipated from the sale. Therefore, no future losses on the discontinued vocational school segment have been reflected as of June 30, 1998.

     Following is a calculation of the estimated gain on the disposition of the Company's vocational school operations

         Proceeds from sale of schools                               $1,800,000

         Less book value of school assets transferred:
            Cash                                                        113,086
            Restricted Cash                                             250,000
            Accounts Receivable                                       1,699,777
            Inventories                                                 317,520
            Prepaid Expenses                                            119,674
            Property Plant & Equipment                                1,080,845
            Deposits & Other Assets                                     267,749
                                                                      ----------
                                                                     (3,848,651)
         Add liabilities assumed by purchaser:                        ----------
            Accounts Payable                                            719,101
            Accrued Expenses                                            283,381
            Revolving Credit Line                                       212,953
            Deferred Revenue                                          1,125,864
            Other Current Liabilities                                   274,718
                                                                      ----------
                                                                      2,616,017
                                                                      ----------
         Less Goodwill written off                                     (323,697)
                                                                      ----------
             Estimated gain from sale (not recognized)                 $243,669
                                                                      ==========
                                       5

            ITEM 2: MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements and notes contained in Item 1 hereof.

Forward-Looking Statements

When used in Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words "will likely result", and "the Company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Result of Operations

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Prior to July 1997, the Company's operations consisted entirely of medical clinics and vocational schools. Uoon the acquisition of Global Health Alternatives, Inc. (GHA) on July 23, 1997, the Company began to market and distribute a line of natural, over-the-counter homeopathic pharmaceutical products. The Company subsequently discontinued its medical clinic line of business during the third quarter of 1997, and sold the vocational schools in August 1998.

For the six months ended June 30, 1997, the Company?s current ongoing line of business (GHA natural products) was not in operation, not having been acquired until July 1997. Accordingly, comparison of year-to-date Revenues, Cost of Sales, and Selling, General & Administrative Expenses between 1998 and 1997 is not meaningful. The discussion below includes comparisons of operations for the quarter ended June 30, 1998 with the two immediately preceding quarters the only previous quarters which include a full three months of GHA operations.

Revenues:

Total revenues for continued operations for the quarter ended June 30, 1998 were $402,947, as compared to quarterly revenues of $429,884 and $598,524 for the two preceding quarters. If the $142,555 proceeds from a truck theft settlement are excluded from revenues in the quarter ended December 31, 1997, the quarterly trend of revenues reflects a decrease of approximately 6% quarterly. This decrease is attributable to a reduction in the selling price of the Company's Natural Relief 1222 product as well as to the closure of operations in the United Kingdom (effective December 31, 1997) and the January 1998 disposition of a kiosk retail operation.

Cost of Sales:

Cost of Sales for the quarter ended June 30, 1998 were $111,255 (27.6% of revenues), as compared to $112,099 (26.1% of revenues) and $249,961 (41.8% of revenues) for the two preceding quarters. The increase in Cost of Sales as a percentage of revenues that occurred in the most recent quarter is attributable to the price reduction in Natural Relief 122, which is partially offset by a favorable change in product mix. Cost of Sales in the quarter ended December 31, 1997 were significantly higher due to higher royalty costs and year end inventory write-downs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the quarter ended June 30, 1998 were $858,325, as compared to $839,125 and $1,826,870 for the two preceding quarters. The higher cost structure in place during the quarter ended December 31, 1997 included operations in the United Kingdom and a retail operation that were discontinued in December 1997 and January 1998, respectively, as well as significantly higher advertising costs (by approximately $525,000 per quarterly) and minimum royalty charges of $139,661 that were eliminated effective December 31, 1997.

Interest Expense:

Interest Expense for the six months ended June 30, 1998 was $269,053 as compared to $201,728 for the comparable period in 1997. The increase is due to the interest payable on GHA's notes ($124,192), partially offset by a reduction in the parent company's interest expense, resulting from the conversion of convertible debentures in the fourth quarter of 1997 and January 1998.

Discontinued Operations:

In October 1997, the Company closed its medical clinic located in Boca Raton, Florida. In February 1998, the Company sold its remaining medical clinic in Pompano Beach, Florida. All anticipated losses on these discontinued operations were reflected in the fiscal year ended December 31, 1997. In August 1998, the Company sold its three vocational schools and certain related businesses.
Revenues for the vocational school operations were $ 2,316,028 for the six months ended June 30, 1998 and $ 2,459,429 for the comparable period in 1997. The Company expects the vocational school segment to operate at break-even between June 30, 1998 and the date of the sale, and a profit is anticipated from the sale. Therefore, no future losses on the discontinued vocational school segment have been reflected as of June 30, 1998.

Gain on Forgiveness of Debt:

During the six months ended June 30, 1998, the Company realized a gain of $1,508,092 from the work-out of various debt and payables of GHA.

Net Income (Loss):

For the six months ended June 30, 1998, the net profit was $86,623, as compared to a net loss of $1,031,888 for the six months ended June 30, 1997. The increase in profit is attributable to the Extraordinary Gain on Forgiveness of Debt, partially offset by GHA's Operating Loss for 1998.
                                       7

                         Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements from cash provided through borrowing from institutions and individuals, and from the sale of the Company's securities in private placements. The Company's primary source of cash receipts has been from the payments for tuition, fees and books from its soon-to-be-discontinued vocational school operations. The Company also realizes cash receipts from the sale of GHA's products.

In February 1998, the Company issued $300,000 face amount of Series B convertible preferred stock, net of expenses of $113,658.

In April 1998, the Company issued $4,000,000 face amount of Series C convertible preferred stock, net of expenses of $492,500. The preferred stock pays a dividend of 12% per annum and is convertible into common stock at 75% of the market value of the common stock, commencing 41 days after issuance. From the proceeds raised, the Company paid $2,500,000 to retire $1,568,407 face value of Series A preferred stock outstanding.

At June 30, 1998 the ratio of current assets to current liabilities was .52 to
1.0.  There was a working capital deficit of $3,199,674.

Cash used in operations for the six months ended June 30, 1998 was $1,092,357, attributable primarily to the net reduction in accounts payable and accrued expenses of $1,302,635 and $676,443, respectively. Capital expenditures used $46,954 of cash.

In August 1998, the Company sold its three vocational schools and certain related businesses for $1,800,000. The proceeds will be used to provide working capital to redeem preferred stock and to redeem a portion of the Company's outstanding debt. The Company anticipates that further additional financing will be required to finance the Company's continued operations during the next twelve months, principally to fund the continued development and growth of GHA's product sales. Management is currently seeking at least $3.0 million in additional capital to continue GHA's business plan of marketing development and support. There can be no assurance that the Company will be able to secure such additional debt or equity financing. Failure to obtain additional financing of at least $2.5 million within the next six months will require reductions in operating expenses, and may have a material impact on the ability of the Company to increase GHA's sales and to continue operations. If the Company obtains additional financing of at least $2.5 million for the next six months, of which there can be no assurance, the Company believes that its net cash flow may be sufficient to finance the Company's operations for the period of at least 12 months thereafter.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has not become subject to any material legal proceedings in the six months ended June 30, 1998.

Item 2.  Changes in Securities and Use of Proceeds

In February 1998, the Company sold 300 shares of its convertible Series B preferred stock for $1,000 a share realizing net proceeds of $261,500. The preferred stock is convertible commencing on April 4, 1998 at the rate of 70% of the average closing bid price of the common stock over the three days preceding the notice of conversion. As of June 30, 1998, 185 shares of the Series B preferred stock had been converted into a total of 408,452 shares of common stock.

In April 1998, the Company sold 4,000 shares of its convertible Series C preferred stock for $1,000 a share realizing net proceeds of $3,507,000. The preferred stock pays dividends at the rate of 10% per annum payable in cash or shares of the Company?s common stock valued at 75% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 41 days after issuance at the rate of 75% of the average closing bid price of the common stock over the five days preceding the notice of conversion. The Company has the right to redeem the preferred stock for 240 days after the date of issuance at the rate of 133% of the stated value. From the proceeds raised, the Company paid $2,500,000 to retire $1,568,407 face value of Series A preferred stock outstanding.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of the stockholders on March 23, 1998, the stockholders of the Company voted to increase the number of authorized shares of Common Stock from 1,000,000 to 5,000,000 shares. Of the 416,743 shares of Common Stock voted, 397,335 voted in favor, 17,855 voted against and 1,553 abstained. On April 6, 1998, the Company effected a one for 40 reverse stock split. (The number of common shares referred to above reflect a one for forty reverse stock split.)

On July 24, 1998, the Company held an annual meeting of its stockholders. The stockholders voted to approve and ratify the following:

The election of Sir Brian Wolfson, Neal R. Heller, Elizabeth S. Heller, Martin
C. Licht and Dirk D. Goldwasser to the Board of Directors.


The retention of Feldman Sherb Ehrlich & Co., P.C. as the Company's independent auditors for the year ended December 31, 1998. The shares of Common Stock were voted as follows: 1,154,400 voted for ratification; 5,736 voted against ratification; and 310 abstained.

The Company's 1998 Stock Option Plan. The shares of Common Stock were voted as follows: 650,541 voted for approval; 16,856 voted against approval; and 858 abstained.

The sale of the Company's three vocational schools and certain related businesses to Florida College of Natural Health, Inc. a Florida corporation controlled by Neal R. Heller and Elizabeth S. Heller, both of whom are officers, directors and principal stockholders of the Company, for a purchase price of $1,800,000. The shares of Common Stock were voted as follows: 658,666 voted for ratification; 9,327 voted against ratification; and 262 abstained.

An increase in the number of authorized shares of Common Stock from 5,000,000 to
50,000,000 shares.   The shares of Common Stock were voted as follows: 649,407
voted for approval; 20,470 voted against approval; and 835 abstained.

The conversion of 4,000 shares of Series C Preferred Stock issued in the Company's April 1998 private placement into shares of Common Stock pursuant to the terms of such preferred stock, to the extent that the number of shares of Common Stock issued exceeds 20 percent of the total number of Common shares then outstanding. The shares of Common Stock were voted as follows: 651,099 voted for approval; 14,470 voted against approval; and 2,686 abstained.

The conversion of $595,000 of the Company's 12.5% promissory notes and the interest thereon into the number of shares of Common Stock equal to the principal and accrued interest thereon divided by 85% of the closing bid price of the Common Stock for five consecutive trading days ending on May
15, 1998. The shares of Common Stock were voted as follows: 1,154,400 voted for approval; 5,736 voted against approval; and 310 abstained.

Item 5. Other Information

     As of August 4, 1998, the Company sold three vocational schools pursuant to the agreement dated April 29, 1998 by and among Natural Health Trends Corp., Neal R. Heller and Elizabeth S. Heller and Florida College of Natural Health, Inc. for a purchase prive of $1,800,000 together with the assumption of certain Liabilites. See Note 5 to Financial Statements.

Item 6. Exhibits and Other Reports on Form R-K

     The company filed a current report on form 8-K on April 21, 1998.

                    NATURAL HEALTH TRENDS CORP. EXHIBIT INDEX

Number           Description of Exhibit
2.1              Assets Purchase Agreement dated April 29, 1998 by and among Natural Health Trends
                 Corp., Neal R. Heller & Elizabeth S. Heller and Florida College of Natural Health, Inc.#
3.1              Amended and Restated Certificate of Incorporation of the Company.*
3.2              Amended and Restated By-Laws of the Company.*
4.1              Specimen Certificate of the Company's Common Stock.*
4.2              Form of Class A Warrant.*
4.3              Form of Class B Warrant.*
4.4              Form of Warrant Agreement between the Company and Continental Stock Transfer &
                 Trust  Company.*
4.5              Form of Underwriter's Warrants.*
4.6              1994 Stock Option Plan.*
4.7              Form of Debenture.**
4.8              Registration Rights Agreement dated July 23, 1997 by and among the Company, Global and the Global Stockholders.+
4.9              Agreement as to Transfers dated July 23, 1997 by and between Capital Development, S.A.
                 and the Company.+
4.10             Articles of Amendment of Articles of Incorporation of the Company.***
4.11             Florida Statutes Sections 607.1301, 607.1302, 607.1320 Regarding Appraisal Rights. #
10.1             Form of Employment Agreement between the Company and  Neal R. Heller.*
10.2             Form of Employment Agreement between the Company and Elizabeth S. Heller.*
10.3             Lease, dated April 29, 1993, between Florida Institute of Massage Therapy, Inc., as tenant, and MICC Venture, as landlord, as amended.*
10.4             Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp.,
                 Samantha Haimes and Leonard Haimes.++
10.13            Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp.,
                 Samantha Haimes and Leonard Haimes.
10.14            Employment Agreement between Health Wellness Nationwide Corp. And Kaye Lenzi.





Number           Description of Exhibit
10.15            Mortgage note in the amount of $2,250,000, dated October 30, 1997 between NHTC Real
                 Estate, Inc. as maker and BANC One Mortgage Capital Market, LLC as payee.
27.1             Financial Data Schedule.


*        Previously filed with the Company's Registration Statement No. 33-991184.

**       Previously filed with the Company's Form 10-QSB for the quarter ended March 31, 1997.

***      Previously filed with the Company's Form 10-QSB dated June 30, 1997.

+        Previously filed with the Company's Form 8-K dated August 7, 1997.

++       Previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

+++      Previously filed with the Company's Registration Statement No. 333-35935.

# Previously filed with the Company's Proxy Statement on Schedule 14A, dated May
14, 1998 .


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     NATURAL HEALTH TRENDS CORP.



                                   By: /s/     Roger Guerin
                                               Roger Guerin
                                               Chief Financial Officer

Date:   August 19, 1998