Form 10QSB
period 1998-09-30
NATURAL HEALTH TRENDS CORP
filed 1998-11-19
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

                          193 Middle Street, Suite 201
                              Portland, Maine 04101
--------------------------------------------------------------------------------

                    (Address of Principal Executive Offices)

                                 (207) 772-7234
--------------------------------------------------------------------------------

                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                                             No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 1998 was 4,041,598 shares.

                           NATURAL HEALTH TRENDS CORP.


                                      INDEX



                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION
       Item 1.  Financial Statements
                Consolidated Balance Sheet as of September 30, 1998           1
                (unaudited)
                Consolidated Statements of Operations (unaudited) for the
                Three and Nine months ended September 30, 1998 and            2
                1997
                Consolidated Statements of Cash Flows (unaudited) for the
                Nine months ended September 30, 1998 and 1997                 3

                Notes to the financial statements                           4-6
       Item 2.  Management's discussion and analysis of financial
                condition and results of operations                         7-10

PART II - OTHER INFORMATION                                                10-12
       Item 1   Legal Proceedings
       Item 2   Changes in Securities
       Item 3   Defaults Upon Senior Securities
       Item 4   Submission of Matters to a Vote of Security Holders
       Item 5   Other Information
       Item 6.  Exhibits and Reports on Form 8-K

Signature                                                                     13

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                               September 30, 1998

                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS:
   Cash                                                              $1,021,626
   Accounts Receivable                                                   19,031
   Inventories                                                          436,915
   Prepaid Expenses                                                     514,413
                                                                      ----------
      TOTAL CURRENT ASSETS                                            1,991,985

PROPERTY, PLANT AND EQUIPMENT                                            46,265
PATENTS AND CUSTOMER LISTS                                            4,733,363
GOODWILL                                                                844,780
DEPOSITS AND OTHER ASSETS                                               249,951
                                                                      ----------
                                                                     $7,866,344
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                     $989,589
  Accrued Expenses                                                      789,833
  Accrued Expenses for Discontinued Operations                          314,593
  Current Portion of Long-Term Debt                                     587,184
  Accrued Consulting Contract                                           360,131
  Other Current Liabilities                                             104,939
                                                                      ----------
     TOTAL CURRENT LIABILITIES                                        3,146,269

COMMON STOCK SUBJECT TO PUT                                             380,000

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value; 1,500,000
     shares authorized; 4,330 shares issued and
     outstanding at September 30, 1998                                3,789,525
  Common Stock, $.001 par value; 50,000,000 shares
     authorized; 4,041,598 shares issued and
     outstanding at September 30, 1998                                    4,042
  Additional Paid-in Capital                                         14,530,911
  Retained Earnings (Accumulated Deficit)                           (13,604,403)
  Common Stock Subject to Put                                          (380,000)
                                                                      ----------
     TOTAL STOCKHOLDERS' EQUITY                                       4,340,075
                                                                      ----------
                                                                     $7,866,344
                                                                      ==========
                                        1
                 See Notes to Consolidated Financial Statements

                             NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                Three Months Ended                          Nine Months Ended
                                                                   September 30                                September 30
                                                              1998               1997                    1998                1997
                                                          -----------------------------             --------------------------------
REVENUES                                                    $168,650           $535,202              $1,001,481            $535,202

COST OF SALES                                                 59,852            125,073                 283,206             125,073
                                                          ----------        -----------               ---------            ---------
GROSS PROFIT                                                 108,798            410,129                 718,275             410,129

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                   772,862          1,810,771               2,470,312           2,092,885
                                                          ----------        -----------               ---------            ---------
OPERATING INCOME (LOSS)                                     (664,064)        (1,400,642)             (1,752,037)         (1,682,756)

OTHER INCOME (EXPENSE):
   Interest (net)                                            (67,261)           (80,481)               (336,314)           (715,542)
                                                          ----------        -----------               ---------            ---------
LOSS FROM CONTINUED OPERATIONS
   BEFORE INCOME TAXES                                      (731,325)        (1,481,123)             (2,088,351)         (2,398,298)

PROVISION FOR INCOME TAXES                                         0                  0                       0                   0
                                                          ----------        -----------               ---------            ---------
LOSS FROM CONTINUED OPERATIONS                              (731,325)        (1,481,123)             (2,088,351)         (2,398,298)

DISCONTINUED OPERATIONS:
   Loss From Discontinued Operations                          31,154         (2,107,366)                (33,289)         (2,655,412)
   Gain (Loss) on Disposal                                   595,379           (613,406)                595,379            (613,406)
                                                          ----------        -----------               ---------            ---------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                     626,533         (2,720,772)                562,090          (3,268,818)
                                                          ----------        -----------               ---------            ---------
LOSS BEFORE EXTRAORDINARY GAIN                              (104,792)        (4,201,895)             (1,526,261)         (5,667,116)

EXTRAORDINARY GAIN - FORGIVENESS OF DEBT                    (638,576)                 0                 869,516                   0
                                                          ----------        -----------               ---------            ---------
NET INCOME (LOSS)                                          ($743,368)       ($4,201,895)              ($656,745)        ($5,667,116)
                                                          ----------        -----------               ---------            ---------
INCOME (LOSS) PER COMMON SHARE:
   Continued Operations                                       ($0.45)            ($3.11)                 ($2.30)             ($6.57)
   Discontinued Operations                                      0.22              (5.71)                   0.31               (8.95)
   Extraordinary Gain                                          (0.23)              0.00                    0.49                0.00
                                                          ----------        -----------               ---------            ---------
   Net Income (Loss)                                          ($0.46)            ($8.82)                 ($1.50)            ($15.52)
                                                          ----------        -----------               ---------            ---------
WEIGHTED AVERAGE COMMON SHARES USED                        2,828,559            476,499               1,786,500             365,116
                                                          ==========        ===========               =========            =========

                                       2
                 See Notes to Consolidated Financial Statements

                                        NATURAL HEALTH TRENDS CORP.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (UNAUDITED)

                                                                                                          Nine Months Ended
                                                                                                             September 30
                                                                                                       1998                 1997
                                                                                                    -----------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                           ($656,745)         ($5,667,116)
  Adjustments to reconcile Net Loss to Net Cash
    Provided by (Used in) Operating Activities:
       Depreciation and amortization                                                                   513,401              334,660
       Non-cash imputed compensation expense                                                                 0              425,000
       Loss on disposal of fixed assets, net                                                                 0               87,191
       Interest settled by issuance of stock                                                           112,971               90,650
       Write-off of Goodwill                                                                           322,219            1,325,605
       Amortization of note payable discount                                                                 0              433,333
       Proceeds from sale of Discontinued Operations                                                (1,783,333)                   0

    Changes in Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable                                                    1,960,917             (732,460)
       (Increase) Decrease in Inventories                                                              590,084             (175,712)
       (Increase) in Prepaid Expenses                                                                 (329,837)            (213,155)
       Decrease in Property and Equipment                                                            1,197,603                    0
       (Increase) Decrease in Deposits & Other Assets                                                  202,621             (213,083)
       Increase (Decrease) in Accounts Payable                                                      (2,036,847)             861,312
       Increase (Decrease) in Accrued Expenses                                                        (410,054)             559,379
       Increase (Decrease) in Deferred Revenue                                                      (1,089,647)             596,660
       Increase (Decrease) in Other Current Liabilities                                               (220,176)              31,081
       Increase (Decrease) in Accrued Expenses for Discontinued Operations                             (41,469)             613,105
       Increase in Accrued Consulting Contract                                                               0              360,131
                                                                                                    -----------        -------------
          TOTAL ADJUSTMENTS                                                                         (1,011,547)           4,383,697
                                                                                                    -----------        -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                 (1,668,292)          (1,283,419)
                                                                                                    -----------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                                 (51,997)            (184,026)
  Net cash provided by acquisitions                                                                          0               20,240
  Proceeds from disposition of Discontinued Operations                                               4,132,106                    0
  Pre-acquisition loan to Global Health Alternatives, Inc.                                                   0           (1,964,000)
                                                                                                    -----------        -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                  4,080,109           (2,127,786)
                                                                                                    -----------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due from officer                                                                               0               (4,904)
  Decrease in Restricted Cash                                                                          250,000                8,932
  Proceeds from preferred stock                                                                      5,283,000            2,200,000
  Proceeds from sale of debentures                                                                           0            1,626,826
  Payments of debentures                                                                                     0             (355,650)
  Loan origination costs - preferred stock                                                                   0             (299,299)
  Proceeds from note payable and long-term debt                                                        196,517              119,873
  Payments of notes payable and long-term debt                                                      (3,506,695)            (286,458)
  Cancellation of common stock                                                                         (96,197)                   0
  Redemptions of preferred stock                                                                    (3,621,600)                   0
                                                                                                    -----------        -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           (1,494,975)           3,009,320
                                                                                                    -----------        -------------
NET INCREASE (DECREASE) IN CASH                                                                        916,842             (401,885)

CASH, BEGINNING OF PERIOD                                                                              104,784              517,323
                                                                                                    -----------        -------------
CASH, END OF PERIOD                                                                                 $1,021,626             $115,438
                                                                                                    ===========        =============
                                       3
                 See notes to consolidated financial statements.


                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)


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

EARNINGS (LOSS) PER SHARE

         Basic per share information is computed based on the weighted average number of shares outstanding during the period. Prior year per share information has been restated to reflect the one for 40 reverse split which was effected in April 1998.

GAIN ON FORGIVENESS OF DEBT

         During the three months ended September 30, 1998, the Company's subsidiary Global Health Alternatives, Inc.(GHA) failed to make payments to three large creditors pursuant to settlement agreements entered into earlier in the year. Accordingly, the Company reduced its realized gain on the work-out of various debt and payables of GHA by approximately $639,000 to about $870,000 year-to-date.

PREFERRED STOCK

         In February 1998, the Company sold 300 shares of its convertible Series B preferred stock for $1,000 a share realizing proceeds of $261,500. As of September 30, 1998, all 300 shares of the Series B preferred stock had been converted into a total of 541,330 shares of common stock.

         In April 1998, the Company sold 4,000 shares of its convertible Series C preferred stock for $1,000 a share realizing proceeds of $3,507,000. The preferred stock pays dividends at the rate of 10% per annum payable in cash or shares of the Company's common stock valued at 75% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 41 days after issuance at the rate of 75% of the average closing bid price of the common stock over the five days preceding the notice of conversion. From the proceeds raised, the Company paid $2,500,000 to retire $1,568,407 face value of Series A preferred stock outstanding. As of September 30, 1998, 1,320 shares of the Series C preferred stock had been converted into a total of 1,418,912 shares of common stock.

         In July 1998, the Company sold 75 shares of its convertible Series D preferred stock for

         $1,000 a share realizing proceeds of $75,000. The preferred stock was redeemed at 120 percent of the stated value, plus 8% per annum dividend, in August 1998 upon the sale of the Company's vocational schools (see Note 6).

         In August 1998, the Company sold 1,650 shares of its convertible Series E preferred stock for $1,000 a share realizing proceeds of $1,439,000. The preferred stock pays dividends at the rate of 10% per annum payable in cash or shares of the Company's common stock valued at 75% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 60 days after issuance at the rate of 75% of the average closing bid price of the common stock over the five days preceding the notice of conversion.


CONVERSION OF NOTES PAYABLE

         In August 1998, $595,000 of short-term notes payable, plus $104,113 of accrued interest thereon, were converted into 1,195,472 shares of the Company's common stock.

DISCONTINUED OPERATIONS

         In August 1998, the Company sold its three vocational schools and certain related businesses. Revenues for the vocational school operations were $ 2,316,028 for the six months ended June 30, 1998 and $ 2,459,429 for the comparable period in 1997.

         Following is a calculation of the gain on the disposition of the Company's vocational school operations:

         Proceeds from sale of schools:
            Cash                                              $1,778,333
            Market value of redeemed NHTC Stock                   96,197
                                                           -------------
                                                                              $1,874,530
         Less book value of school assets transferred:
            Cash                                                $(50,710)
            Restricted Cash                                      256,577
            Accounts Receivable                                1,697,777
            Inventories                                          398,953
            Prepaid Expenses                                     110,757
            Property Plant & Equipment                           161,335
            Deposits & Other Assets                              112,491
                                                                 -------
                                                                              (2,687,180)
         Add liabilities assumed by purchaser:
            Accounts Payable                                    $578,076
            Accrued Expenses                                     374,852
            Revolving Credit Line                                227,953
            Deferred Revenue                                   1,115,983
            Other Current Liabilities                            110,359
            Long-Term Debt                                       152,026
                                                                 -------
                                                                               2,559,249
         Less Goodwill written off                                              (322,220)
                                                                               ----------
                  Gain from sale of schools                                   $1,424,379
                                                                               ==========
                                       5

         In November 1998, the Company sold an office building located in Pompano Beach, Florida that previously accommodated the Company's corporate headquarters and one of its vocational schools. Following is a calculation of the estimated loss on the disposition of the building:

         Proceeds from sale of building                              $2,900,000

         Less estimated closing costs                                  (314,000)

         Less net book value of assets transferred                   (3,261,000)

         Less write off of deferred financing costs                    (154,000)
                                                                       ---------
         Estimated Loss from sale of building                         ($829,000)
                                                                      ==========

         The Company has realized the estimated loss on building sale during the current quarter under Discontinued Operations. Also, the assets and liabilities related to the building, including the long-term mortgage debt obligation, have been reclassified as Net Assets Held for Disposal of $248,951 and are included in Other Assets as of September 30, 1998.

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

Results of Operations

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Prior to August 1997, the Company's operations consisted entirely of medical clinics and vocational schools. Upon the acquisition of Global Health Alternatives, Inc. (GHA) on July 23, 1997, the Company began to market and distribute a line of natural, over-the-counter homeopathic pharmaceutical products. The Company subsequently discontinued its medical clinic line of business during the third quarter of 1997, and sold the schools in August 1998.

For most of the nine month period ended September 30, 1997, the Company's current ongoing line of business (GHA natural products) was not in operation, not having been acquired until July 1997. Accordingly, comparison of year-to-date Revenues, Cost of Sales, and Selling, General & Administrative Expenses between 1998 and 1997 is not meaningful. The discussion below includes comparisons of operations for the quarter ended September 30, 1998 with the three immediately preceding quarters - the only previous quarters which include a full three months of GHA operations.

Revenues:

Total revenues for continued operations for the quarter ended September 30, 1998 were $168,650, as compared to quarterly revenues of $402,947, $429,884 and $455,969 (excluding the $142,555 proceeds from a truck theft settlement) for the three preceding quarters. The current quarter's decrease of 61 percent from the prior three quarters' average is primarily attributable to a decrease in sales of the Company's Natural Relief 1222 product to mass market and major drug chain stores. Prior to the current quarter, sales of Natural Relief 1222 had been comprised primarily of major account customers' opening fill orders, which typically are significantly larger than reorders. Unlike in previous quarters, there were no opening fill order sales of Natural Relief 1222 to major account customers during the third quarter of 1998.

Cost of Sales:

Cost of Sales for the quarter ended September 30, 1998 were $59,852 (35.5% of revenues), as compared to $111,255 (27.6% of revenues), $112,099 (26.1% of revenues) and $249,961 (41.8% of revenues) for the three preceding quarters. The increase in Cost of Sales as a percentage of revenues that occurred in the most recent quarter is attributable to a substantial decrease in sales of Natural Relief 1222, which has a higher margin than the Company's other products, and higher shipping costs as a percentage of revenues. Cost of Sales in the quarter ended December 31, 1997 were significantly higher due to higher royalty costs and year end inventory write-downs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the quarter ended September 30, 1998 were $772,862, as compared to $858,325 $839,125 and $1,826,870 for the three preceding quarters. The decrease in the most recent quarter is due primarily to reduced spending on advertising, selling and promotion, and to lower overhead costs. The higher cost structure in place during the quarter ended December 31, 1997 included operations in the United Kingdom and a retail operation that were discontinued in December 1997 and January 1998, respectively, as well as significantly higher advertising costs (by approximately $525,000) and minimum royalty charges (of $139,661) that were eliminated effective December 31, 1997.

Interest Expense:

Interest expense for the nine months ended September 30, 1998 was $336,314 as compared to $715,542 for the comparable period in 1997. Excluding the amortization of notes payable discount (related to the Company's convertible debentures) which amounted to $433,333 in 1997, interest expense increased by 19 percent. The increase is due to the interest payable on GHA's pre-acquisition notes, partially offset by a reduction in the parent company's interest expense, resulting from the conversion of its convertible debentures in the fourth quarter of 1997 and January 1998.

Discontinued Operations:

In October 1997, the Company closed its medical clinic located in Boca Raton, Florida. In February 1998, the Company sold its remaining medical clinic in Pompano Beach, Florida. All anticipated losses on these discontinued operations were reflected in the fiscal year ended December 31, 1997. In August 1998, the Company sold its three vocational schools and certain related businesses, recognizing a gain of $1,424,379 from the sale. In November 1998, the Company sold an office building which previously accommodated its corporate headquarters and one of its schools, realizing an estimated loss of $829,000 which was reflected in the quarter ended September 30, 1998.

Gain on Forgiveness of Debt:

During the three months ended September 30, 1998, the Company's subsidiary Global Health Alternatives, Inc.(GHA) failed to make payments to three large creditors pursuant to settlement agreements entered into earlier in the year. Accordingly, the Company reduced its realized gain on the work-out of various debt and payables of GHA by approximately $639,000 to approximately $870,000.

Net Income (Loss):

For the nine months ended September 30, 1998, the net loss was $656,745, as compared to a net loss of $5,667,116 for the corresponding period in 1997. The decrease in net loss is primarly attributable to lower interest expense, Discontinued Operations and the Extraordinary Gain.

                         Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements from cash provided through borrowing from institutions and individuals, and from the sale of the Company's securities in private placements. The Company's other ongoing source of cash receipts has been from the sale of GHA's products.

In February 1998, the Company issued $300,000 face amount of Series B convertible preferred stock, net of expenses of $38,500.

In April 1998, the Company issued $4,000,000 face amount of Series C convertible preferred stock, net of expenses of $493,000. The preferred stock pays a dividend of 10% per annum and is convertible into common stock at 75% of the market value of the common stock, commencing 41 days after issuance. From the proceeds raised, the Company paid $2,500,000 to retire $1,568,407 face value of Series A preferred stock outstanding.

In July 1998, the Company issued $75,000 face amount of Series D convertible preferred stock .

In August 1998, the Company issued $1,650,000 face amount of Series E convertible preferred stock, net of expenses of $211,000. The preferred stock pays dividends of 10% per annum and is convertible into common stock valued at 75% of the market value of the common stock.

In August 1998, the Company sold its three vocational schools and certain related businesses for $1,778,333 and other consideration. From the school sale proceeds, the Company paid $1,030,309 to retire the remaining $631,593 face value of Series A preferred stock outstanding, and $91,291 to redeem all of the Series D preferred stock outstanding. The remaining proceeds were used to pay down notes payable.

At September 30, 1998 the ratio of current assets to current liabilities was .63 to 1.0. There was a working capital deficit of $1,154,284.

Cash used by operations for the nine months ended September 30, 1998 was $1,668,292, attributable to the net loss of $656,745 and significant reductions in accounts payable and accrued expenses. Capital expenditures used $51,997 of cash.

The Company anticipates that further additional financing will be required to finance the Company's continued operations during the next six months, principally to fund the continued development and growth of GHA's product sales and to finance any acquisitions. Management has revised its business plan of marketing development and support for GHA's products, decreasing its emphasis on mass market advertising. Instead, the Company plans to use its resources for the development of other less capital-intensive distribution channels (e.g., multi-level marketing), possibly via acquisition. If the Company is successful in completing an acquisition, of which there can be no assurance, management expects that an additional $1.0 to $2.0 million in debt or equity financing will need to be obtained. The Company is in the process of negotiating debt settlements with several of GHA's creditors. If the Company is unable to reduce these debt obligations, an additional $0.5 to $1.0 million in financing will need to be obtained. There can be no assurance that the Company will be able to secure such additional debt or equity financing. The failure of the Company to obtain additional financing would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 13, 1998, Preferred Real Estate Investments, Ltd. commenced an action in the Circuit Court of Florida, in and for Palm Beach County, for unpaid rent against the Company and its wholly-owned subsidiary. The Company claims that there was a settlement and that there are no additional amounts due to the landlord.

Item 2.  Changes in Securities and Use of Proceeds

In February 1998, the Company sold 300 shares of its convertible Series B preferred stock for $1,000 a share realizing net proceeds of $261,500 pursuant to Regulation S. As of September 30, 1998, all 300 shares of the Series B preferred stock had been converted into a total of 541,330 shares of common stock.

In April 1998, the Company sold 4,000 shares of its convertible Series C preferred stock for $1,000 a share realizing net proceeds of $3,507,000 pursuant to Regulation S. From the proceeds raised, the Company paid $2,500,000 to retire $1,568,407 face value of Series A preferred stock outstanding. As of September 30, 1998, 1,320 shares of the Series C preferred stock had been converted into a total of 1,418,912 shares of common stock. On October 1, 1998, an additional 975 shares of Series C preferred stock were converted into 832,182 shares of common stock.

In July 1998, the Company sold 75 shares of series D preferred stock to two investors in a private placement under section 4(2) and/or Regulation D of the Securities Act of its convertible Series D preferred stock for $1,000 a share realizing net proceeds of $75,000. The preferred stock was redeemed at 120 percent of the stated value, plus 8% per annum dividend, in August 1998 upon the sale of the Company's vocational schools. The proceeds were used for working capital.

In August 1998, $595,000 of short-term notes payable, plus $104,113 of accrued interest thereon, were converted into 1,195,472 shares of common stock.

In August 1998, the Company sold 1,650 shares of its convertible Series E preferred stock for $1,000 a share realizing net proceeds of $1,439,000 in a private placement under section 4(2) and/or Regulation D of the Securities Act. The preferred stock pays dividends at the rate of 10% per annum payable in cash or shares of the Company's common stock valued at 75% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 60 days after issuance at the rate of 75% of the average closing bid price of the common stock over the five days preceding the notice of conversion. The proceeds were utilized for working capital.

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

     The sale of the Company's three vocational schools and certain related businesses to a Florida corporation controlled by Neal R. Heller and Elizabeth S. Heller, both of whom are officers, directors and principal stockholders of the Company, for a purchase price of approximately $1,800,000. The shares of Common Stock were voted as follows: 658,666 voted for ratification; 9,327 voted against ratification; and 262 abstained.

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

     The conversion of $595,000 of the Company's 12.5% promissory notes and the interest thereon into the number of shares of Common Stock equal to the principal and accrued interest thereon divided by 85% of the closing bid price of the Common Stock for five consecutive trading days ending on May 15, 1998. The shares of Common Stock were voted as follows: 662,209 voted for approval; 5,736 voted against approval; and 310 abstained.

Item 5.  Other Information

On August 4, 1998, the Company sold three vocational schools pursuant to the agreement dated April 29, 1998 by and among Natural Health Trends Corp., Neal R. Heller and Elizabeth S. Heller and Florida College of Natural Health, Inc. for a purchase price of $1,783,333 plus 79,175 shares of Company common stock with a market value of $96,197, together with the assumption of certain liabilities. See Note 6 to Financial Statements.

In October 1998, the Company received notification from NASDAQ that the Company's common stock will continue to be listed on the NASDAQ Small Cap market, subject to the Company demonstrating continued compliance with the NASDAQ listing requirements through February 1, 1999.

In November 1998, the Company sold an office building located in Pompano Beach, Florida for a purchase price of $2.9 Million.

Item 6.  Exhibits and Other Reports on Form 8-K

The Company filed a current report of form 8-K on September 8, 1998, disclosing the signing of a letter of intent between the Company and Kaire International, Inc., in which the Company has agreed to acquire all of the assets of Kaire for a contemplated purchase price of $6,610,000. The closing of the acquisition is subject to, among other conditions, the Kaire assets being in satisfactory condition to Company management.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     NATURAL HEALTH TRENDS CORP.



                                               By: /s/Roger Guerin
                                                      Roger Guerin
                                                      Chief Financial Officer

Date:   November 19, 1998

                    NATURAL HEALTH TRENDS CORP. EXHIBIT INDEX

Number           Description of Exhibit
2.1              Assets Purchase Agreement dated April 29, 1998 by and among Natural Health Trends
                 Corp., Neal R. Heller & Elizabeth S. Heller and Florida College of Natural Health, Inc.
                 #
3.1              Amended and Restated Certificate of Incorporation of the Company.*
3.2              Amended and Restated By-Laws of the Company.*
4.1              Specimen Certificate of the Company's Common Stock.*
4.2              Form of Class A Warrant.*
4.3              Form of Class B Warrant.*
4.4              Form of Warrant Agreement between the Company and Continental Stock Transfer &
                 Trust  Company.*
4.5              Form of Underwriter's Warrants.*
4.6              1994 Stock Option Plan.*
4.7              Form of Debenture.**
4.8              Registration Rights Agreement dated July 23, 1997 by and among the Company, Global and the Global Stockholders.+
4.9              Agreement as to Transfers dated July 23, 1997 by and between Capital Development, S.A.
                 and the Company.+
4.10             Articles of Amendment of Articles of Incorporation of the Company.***
4.11             Florida Statutes Sections 607.1301, 607.1302, 607.1320 Regarding Appraisal Rights. #
4.12             Articles of Amendment of Articles of Incorporation Series C Preferred Stock. ##
4.13             Articles of Amendment of Articles of Incorporation Series E Preferred Stock. ##
10.1             Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp.,
                 Samantha Haimes and Leonard Haimes.++
10.10            Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp.,
                 Samantha Haimes and Leonard Haimes.





Number           Description of Exhibit


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

##       filed here with.

                                       15