Form 10KSB
period 1998-12-31
NATURAL HEALTH TRENDS CORP
filed 1999-04-15
CIK 912061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10- KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1998

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

                    250 Park Avenue, New York, New York 10177
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (212) 490-6609

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

Issuer's revenues for its most recent fiscal year:  $1,191,120


The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of March 31, 1999 was 6,190,909 with an approximate aggregate market value of $26,698,00 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of March 31, 1999 was 6,190,909.

                                TABLE OF CONTENTS

                                      Page
                          Numbertem Number and Caption


PART I   ...................................................................-4-
  Item 1.  Description of Business..........................................-4-
  Item 2.  Description of Properties........................................-14-
  Item 3.  Legal Proceedings................................................-14-
  Item 4.  Submission of Matters to a Vote of Security Holders..............-15-

PART II  ...................................................................-16-
  Item 5.  Market for Common Equity and Related Stockholder Matters.........-16-
  Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation.........................................-17-
  Item 7.  Financial Statements.............................................-21-
  Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................-21-

PART III ...................................................................-22-
  Item 9.  Directors, Executive Officers, Promoters and Control
           Persons..........................................................-22-
  Item 10. Executive Compensation...........................................-23-
  Item 11. Security Ownership of Certain Beneficial Owners and
           Management.......................................................-25-
  Item 12. Certain Relationships and Related Transactions...................-26-
  Item 13. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.........................................................-27-

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

                  In June 1997, GHA commenced marketing Natural Relief 1222(R), a line of topical homeopathic medicines in a patented base of natural ingredients, acquired in May 1997 from Troy Laboratories, Inc. In July 1997 the Company acquired all of the capital stock of GHA. From GHA's inception on August 3, 1993 through June 1997, GHA was primarily engaged in organizational and financing activities, including business and product line acquisitions, and preliminary marketing and distribution activities. GHA's primary focus has been to develop a distribution network for its line of Natural Relief 1222 products. GHA has obtained initial distribution of Natural Relief 1222 in mass channels primarily chain drug stores and health food stores. Other GHA products include the Ellon flower remedies which utilize homeopathic active ingredients in a tincture appropriate for oral consumption or in a topical form.

                  The Company's strategy has been to focus on developing GHA's business, which is to identify natural products that have demonstrable health benefits and can be marketed without prior approval of the United States Food and Drug Administration (the "FDA"), and to promote and market those products. In addition, the Company intends to acquire, although there can be no assurance thereof, existing products and companies which are complementary to the Company's existing products.

                  As part of the Company's shift in emphasis to the sale and marketing of natural health products, the Company closed the Company's natural health care center in Boca Raton, Florida in October, 1997 and the Company's natural health care center in Pompano Beach, Florida in January 1998. The natural health care centers provided multidisciplinary complementary health care in the areas of alternative and nutritional medicine. In March 1998, the Company sold the assets of The Corporate Body, Inc., which offered on-site massages to businesses and in August 1998, sold the Company's three vocational schools.

                  In February 1999, the Company acquired substantially all of the assets of Kaire International, Inc.("Kaire"), which is further described below. Kaire develops and distributes, through a network of independent associates, products that are intended to appeal to health conscious consumers.

                  The Company was incorporated under the name Florida Institute of Massage Therapy, Inc. in Florida in December 1988 and changed its name to Natural Health Trends Corp. in June 1993. The Company's principal offices are located at 250 Park Avenue, New York, New York, and its telephone number is
(212) 490-6609.

Acquisition of Substantially all of the Assets of Kaire

                  In February 1999, the Company's newly formed, wholly-owned subsidiary, NHTC Acquisition Corp. ("NHTC"), acquired substantially all of the tangible and intangible assets (the "Kaire Assets") of Kaire including, but not limited to, the names "Kaire," "Kaire International, Inc." and all variations thereof and any other product name and all other registered or unregistered trademarks, tradenames, service marks, patents, logos, and copyrights of Kaire, all accounts receivable, contractual rights and product formulations to any and all products of Kaire, product inventory, "800" and other "toll-free" telephone numbers, product supply contracts (including, but not limited to, its EnzogenolTM product), independent associate lists, and shares of capital stock owned by Kaire in each of its wholly-owned and/or partially owned subsidiaries including, but not limited to, Kaire New Zealand Ltd., Kaire Australia Pty Ltd., Kaire Trinidad, Ltd. and Kaire Europe Ltd. (but excluding Kaire Korea Ltd.).

              In exchange for the Kaire Assets, the Company issued (i) to Kaire, $2,800,000 aggregate stated value of Series F Preferred Stock; (ii) to two creditors of Kaire, $350,000 aggregate stated value of Series G Preferred Stock; and (iii) to Kaire, five-year warrants to purchase 200,000 shares of the company's common stock. In addition, NHTC has agreed to make certain payments to Kaire each year for a period of five years (the "NHTC Net Income Payments") commencing with the year ending December 31, 1999, to be determined as follows:
(i)25% of the net income of NHTC if the net sales of NHTC in any such year are between $1.00 and $10,000,000; (ii) 33% of NHTC's net income if its net sales are between $10,000,000 and $15,000,000;(iii) 40% of NHTC's net income if its net sales are between $15,000,000 and $40,000,000; and (iv) 50% of NHTC's net income if its net sales are in excess of $40,000,000.

              The NHTC Net Income Payments shall be reduced on a dollar-for-dollar basis to the extent of (A) all indebtedness of Kaire assumed by NHTC; (B) all other direct and/or indirect costs or expenses assumed and/or otherwise incurred by the Company of, or resulting from, Kaire including, but not limited to, litigation costs, including, but not limited to, reasonable attorneys' fees, payments of sales or other taxes, expenses of officers of Kaire, and other payments or expenses resulting directly and/or indirectly from the acquisition of the Kaire Assets; and (C) any reasonable inter-company obligations of the Company resulting from third party payments made by the Company on behalf of (or allocable proportionately to) NHTC by the Company that resulted from the acquisition of the Kaire Assets. In addition, all amounts set-off against NHTC Net Income Payments are cumulative and, if not set-off in the year they are paid (or incurred) because NHTC did not have a sufficient amount of net income (or for any reason), such set-off amounts shall accrue and be used as a set-off in the earliest possible year or years.

              In connection with the acquisition of the Kaire Assets, NHTC assumed certain specified liabilities of Kaire including: (i) approximately $475,000 owed to MW International Inc.; (ii) approximately $50,000 owed to Manhattan Drug Company; (iii) approximately $120,000 in the aggregate owed to Robert Richards and Mark Woodburn (both officers and directors of Kaire); (iv) up to approximately $120,000 in unpaid payroll taxes of Kaire; and (v) up to $180,000 owed to STAR Financial Bank.

              In connection with the acquisition of the Kaire Assets, the Company has agreed to appoint to its Board of Directors one nominee of Kaire, Robert L. Richards. In addition, NHTC has agreed to indemnify certain officers of Kaire against all amounts paid following the acquisition of the Kaire Assets by such persons resulting from unpaid sales taxes accrued by Kaire prior to the closing date.

              In connection with the acquisition of the Kaire Assets, the Company had retained BLH, Inc. as consultant and advisor to the Company (the "Consultant") pursuant to a written agreement dated September 2, 1998 (the "Consulting Agreement"). In accordance with the terms of the Consulting Agreement, the Consultant was to identify companies which the Company could acquire and/or merge with. BLH introduced Kaire to the Company. Pursuant to the terms of the Consulting Agreement during its term the Company shall pay a cash fee (the "Cash Fee") to the Consultant equal to ten (10%) percent of the aggregate consideration ("Consideration"), paid by the Company in a Transaction. The Cash Fee shall be payable at each closing of a Transaction. At the option of the Company, however, the Company may pay to the Consultant in lieu of paying the Cash Fee, a fee in shares of preferred stock of the Company with an aggregate stated value of the preferred stock equal to 120% of the Cash Fee (the "Fee Preferred Stock"). The Fee Preferred Stock shall be issued to the Consultant at any closing, pay quarterly dividends at a rate of 8% annually in cash (or at the option of the holder in shares of Common Stock of the Company valued at the Conversion Price, as defined below), and shall be convertible into shares of Common Stock of the Company at a conversion price equal to the lower of (i) 110% the average closing bid price of the Common Stock of the Company for the five days immediately preceding the date of the Consulting Agreement, and
(ii) 95% of the average closing bid price of the Common Stock of the Company for the three (3) trading days prior to the date of any conversion. The Fee Preferred Stock shall be redeemable at the option of the Company at a price per share equal to 108% of the stated value plus all unpaid and accrued dividends and shall contain piggyback and demand registration rights, the demand registration rights commencing eight (8) months following the closing of the Transaction.


Description of Kaire International, Inc.

              Kaire develops and distributes, through a network of independent associates, products that are intended to appeal to health-conscious consumers. Current Kaire products include health care supplements and personal care products. Kaire offers a line of approximately 50 products which it divides into nine categories, including Antioxidant Protection (Bodily) Defense, Digestion, Energy and Alertness, Stress, Vital Nutrients, Weight Management, Anti-Aging and Personal Care.

              Kaire develops products that it believes will have market appeal to its associates and their customers, and assists its associates in establishing their own businesses. Kaire associates can start a home based business without significant start-up costs and other difficulties usually associated with new ventures. Kaire produces product development, marketing aids, customer service, and essential record-keeping functions to its associates without charge. Kaire also provides other support programs to its associates including a 24-hour touch talk system, international teleconferencing calls, seminars and business training systems with audio and video tapes.

              It is Kaire's strategy and expectation that associates actively recruit interested people to become new associates. These recruits are placed beneath the recruiting associate in the "network" and are referred to by Kaire as that associate's "organization." Associates earn commissions on purchases by associates in their organization as well as retail profits on the sales they make themselves. Kaire's marketing program is designed to provide incentives for associates to build an organization of recruited associates to maximize their earning potential. Approximately 60,000 of Kaire's associates have had product purchases in excess of $50 during 1997 and are considered to be "active" as opposed to approximately 108,000 and 156,000 in 1996 and 1995, respectively.

Kaire purchases most of its products directly from manufacturers and markets them to its independent associates located in all fifty states, the District of Columbia, Puerto Rico, Guam, and Canada. In 1995, Kaire expanded the number of its associates located in other parts of the world, particularly Australia and New Zealand. Kaire expanded its operations into South Korea, Tobago and the United Kingdom during 1997. Kaire has since discontinued its operations in South Korea in October 1998.

              Unless  the  context  otherwise  requires,   the  balance  of  the
discussion in this Form 10-KSB excludes the acquisition of the Kaire Assets which were not acquired until February 1999.

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

Products

                  The Company's initial mass market-oriented product, Natural Relief 1222 Arthritis Relief ("Arthritis Relief") is a topical, natural, homeopathic medicine. The active ingredients are Bryonia 6X and Rhus Toxicodendron 6X, in a patented base of natural ingredients. This product is intended to be utilized for the temporary relief of minor pains and stiffness of muscles and joints associated with arthritis. Arthritis Relief was introduced in July 1997 through a nationwide television direct response advertising campaign. The Company also introduced Arthritis Relief to the mass consumer distribution channels through a broker network. The Company has obtained distribution of Arthritis Relief in several drug chains. However, due to the capital intensive nature of mass market distribution the Company has revised its business plan of marketing and support for GHA's products, decreasing its emphasis on mass market advertising. Instead, the Company plans to use its resources for the development of other less capital-intensive distribution channels (e.g., multi-level marketing which will be facilitated through the acquisition of the Kaire Assets and institutional marketing), possibly via acquisition. The Company also markets Arthritis Relief through catalogue and electronic media marketing companies.

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

                  Natural Relief 1222 Wart Remover is a natural alternative to traditional salicylic acid- based products, and is comprised of a homeopathic active ingredient, Thuja occidentalis 2C, in a patented based of natural ingredients. This product is intended to be utilized for the removal of common warts.

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

                  The Company markets a line of homeopathic flower remedies under the Ellon trade name, which consists of 38 individual flower remedies and one combination flower remedy, sold as Calming Essence(R). These products are regulated OTC pharmaceuticals which are intended to be utilized for the relief of a range of emotional and psychological stresses. Calming Essence is sold principally to natural and health food retailers and distributors, and to alternative health care practitioners. The Company utilizes a combination of direct mail and in-house telemarketers to sell the Ellon products. The Company competes in this category with several other established lines of homeopathic flower remedies, including the Bach and Flower Essence Services product lines.

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

                  The Company has used the services of a number of companies to manufacture its Natural Relief 1222 and the Ellon product lines. Natural Relief 1222 products generally require the mixing and processing of the active and inactive ingredients, which are then filled in tubes and packaged for retail sale. Ellon products involve the preparation of homeopathic medicines according to the Homeopathic Pharmacopoeia of the United States, and are generally sold in the form of tinctures packaged in small dropper bottles labeled for retail sale. The products are shipped from the Company's Portland, Maine facility or independent distribution centers located in Maine and New Jersey. The Company's products are manufactured to the Company's specifications in facilities in compliance with Federal Good Manufacturing Practice regulations.

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

Marketing and Distribution

                  Natural Relief 1222 Arthritis Relief was introduced in July 1997. Commercial shipments of the product were initiated in the same month. Extensions of the Natural Relief 1222 product line (Sports Rub, Wart Remover and Dermatitis & Eczema Relief) were introduced in December 1997.

                  The Company has pursued a "multi-channel" distribution strategy in marketing its line of Natural Relief 1222 products, and intends to follow a similar strategy with future products. The Natural Relief 1222 line of products is sold in several drug chains. However, due to the capital intensive nature of mass market distribution the Company has revised its business plan of marketing and support for GHA's products, decreasing its emphasis on mass market advertising. Instead, the Company plans to use its resources for the development of other less capital-intensive distribution channels (e.g., multi-level marketing which will be facilitated through the acquisition of the Kaire

Assets and institutional marketing). The Company also distributes its products to the health and natural food market through distributors and independent health and natural food retailers. In addition, the Company sells through other specialty channels, including catalogues such as Publishers Clearinghouse. The nature of the product and its target market dictate the channels of distribution in which a particular product is launched, and the level of effort directed to each channel of distribution.

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

                  To support its marketing efforts, the Company attends trade shows and exhibitions, sponsors promotional programs and events and in-store promotions, and engages in a public relations effort that has resulted in articles in health, mature audience, trade and natural products publications, which the Company uses to promote its products.

                  For the years ended December 31, 1997 and December 31, 1998, GHA's expenditures for product advertising and promotion were approximately $1,771,095 and $692,344, espectively.

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

Employees

                  As of December 31, 1998 the Company had 13 full time employees including 6 full time administration employees, 6 in marketing and sales and one in operations. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

Insurance

                  The Company carries general liability insurance in the amount of $5,000,000 per occurrence and $6,000,000 in the aggregate including products liability insurance. There can be no assurance, however, that the Company's insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost, if at all. A successful claim could have a material adverse effect on the Company.

Patents and Trademarks

              GHA, through Natural Health Laboratories, Inc., has a United States Patent covering the use of certain inactive botanical ingredients as a base for several of its Natural Relief 1222 products and for content mints, a natural stress relief tablet. The Company also has obtained marketing and manufacturing rights to a family of Chinese-origin, patented, natural topical medical products.

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

              Additional trademark registration applications which may be filed by the Company with the United States Patent and Trademark Office and in other countries may or may not be granted and the breadth or degree of protection of the Company's existing or future trademarks may not be adequate. Moreover, the Company may not be able to defend successfully any of its legal rights with respect to its present or future trademarks. The failure of the Company to protect its legal rights to its trademarks from improper appropriation or otherwise may have a material adverse effect on the Company.

Seasonality

              Sales of topical analgesic products are strongest during the colder winter months when arthritis sufferers tend to feel pain and stiffness more acutely. Conversely, sales of skin treatment products (e.g., hydrocortisone creams, etc.) are slightly stronger during the non-winter months. The Company does not believe that the sales of wart removal products are seasonal.

Item 2.       Description of Properties

Leased Properties

              The Company leases approximately 2,200 square feet of office and warehouse space in Portland, Maine at a monthly rental of $2,200 plus utilities. These leases expires on November 30, 2001, although the Company may elect to terminate the lease commencing December 1, 1998 with six months notice. The Company leases approximately 1,500 square feet of office space for its corporate headquarters at 250 Park Avenue, New York, New York. The current annual rent is $65,400 and the lease expires on October 31, 2001.


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

                  In an action brought by Erie  Laboratories,  Inc. ("Erie") and
H. Edward Troy ("Troy") v. Patricia J. Fisher, Richard Aji and Edward G. Coyne in the Supreme Court of the State of New York, Onondaga County, the plaintiffs are seeking to have a purported assignment of patent utilized for Natural Relief 1222 to the defendants declared null and void and to have Erie declared the lawful owner of such patent. The plaintiffs have prevailed at the trial level, however, the defendants have filed a notice of appeal. In the event that the defendants prevail, then the defendants would have equal rights to the patent.

                  In GHA and Ellon, Inc. v. Leslie Kaslof, Ralph Kaslof, and Ellon USA, Inc., pending in the United States District Court for the District of Maine (the "Maine Kaslof Case") claims have been made arising out of the sale of Ellon USA's ("Old Ellon") assets to GHA's wholly-owned subsidiary, Ellon, Inc. ("New Ellon"). In connection with that sale, Leslie Kaslof and Ralph Kaslof, former shareholders and officers of Old Ellon, entered into employment and consulting agreements with GHA. GHA's potential obligation to the Kaslofs under the employment and consulting agreements was approximately $525,000. The complaint in the Maine Kaslof Case seeks a determination that the Kaslofs materially breached their respective obligations under the agreements and that GHA and New Ellon are excused from further performance thereunder. The complaint includes a breach of fiduciary claim against Ralph Kaslof, as well as a claim to recover approximately $142,000. In a related civil action brought by the Kaslofs and Old Ellon in the United States District Court for the Eastern District of New York (the "New York Kaslof Action"). The Kaslofs have alleged breaches of the purchase and sale agreement, the employment and consulting agreements, and other agreements executed in connection with the sale of Old Ellon's assets. The complaint seeks to recover damages in an unspecified amount, but not less than $1,300,000, costs of court, reasonable attorney fees, and interest. GHA intends to vigorously defend any and all claims asserted by the Kaslofs and their corporation.

                  Inter/Media Time Buying Corp. ("Inter/Media") v. GHA, et al., which is pending in the United States District Court for the Central District of California (the "Inter/Media Action"), is based on Inter/Media's provision of marketing, media purchasing, and related advertising services to GHA in connection with Natural Relief 1222. The complaint seeks compensatory damages of $144,463.77, unstated special damages, attorney fees and costs of court. GHA answered the complaint, denying all material allegations therein, and asserting a counterclaim arising out of Inter/Media's creation of a defective national direct response campaign which prevented a successful nationwide retail launch for a clinically-proven product. By its counterclaim, which includes claims for breach of contract, negligence, intentional interference with a prospective economic advantage, fraud and intentional misrepresentation, and negligent misrepresentation, GHA seeks to recover general damages of not less than $6,500,000, special damages, costs of suit, and reasonable attorney fees. Inter/Media has sought an attachment against GHA's assets for the full amount of its claims.

                  In PIC-TV v. GHA, et al. (the "PIC-TV Action"), PIC-TV seeks to recover compensatory damages of not less than $319,656, together with interest and costs of suit, based on the sale of advertising time and sponsorships to GHA. GHA has answered the complaint, and is also continuing its settlement discussions with PIC-TV.

                  On July 13, 1998, Preferred Real Estate Investments, Ltd. commenced an action in the Circuit Court of Florida, in and for Palm Beach County, for unpaid rent against the Company and its wholly-owned subsidiary. The Company claims that there was a settlement and that there are no additional amounts due to the landlord.


Item 4.       Submission of Matters to a Vote of Security Holders

              There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

Market Information

                  The Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "NHTC." The following table sets forth the range of high and low bid quotations as reported by The NASDAQ SmallCap Market for the Common Stock for the quarters indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The table below reflects the Company's one for 40 reverse stock split which occurred in April 1998.


                                                       Common Stock
                                                 High               Low
1997
First Quarter.............................     100.00               40.00
Second Quarter............................      90.00               35.00
Third Quarter.............................      40.00                8.75
Fourth Quarter............................      10.00                1.25

1998
First Quarter ............................       5.00                1.88
Second Quarter............................       3.75                 .56
Third Quarter.............................       2.13                 .78
Fourth Quarter............................       4.0                 1.91

1999
First Quarter.............................       5.63                3.56

Holders

                  As of January 22, 1999, the Company had approximately 192 record holders of its Common Stock, and as of January 22, 1999, 1,669 beneficial holders of its Common Stock.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Overview

                  Prior to August 1997, the Company's operations consisted of the operation of natural health care centers, and vocational schools. Upon the acquisition of GHA on July 23, 1997, the Company commenced marketing and distributing a line of natural, over-the-counter homeopathic pharmaceutical products. The Company subsequently discontinued the operations of the natural health care centers during the third quarter of 1997 and sold the vocational schools in August 1998. During most of the year ended December 1997, the Company's current ongoing line of business (GHA natural products) was not in operation, not having been acquired until July 1997.

Revenues

                  Total revenues for continued operations for the year ended December 31, 1998 were $1,191,120, as compared to revenues of $1,133,726 for the year ended December 31, 1997, an increase of 5.1%. Although revenues increased during the year ended December 31, 1998, the revenues for the year ended December 31, 1998 reflect operations for a full year. However, the revenues for the year ended December 31, 1997, reflect operations for five months. On an annualized basis revenues decreased by 57%. The Company believes that the decrease in revenues is primarily attributable to a decrease in the sale of Natural Relief 1222 to mass market retailers and major drug chains. The Company believes that such decrease is due to a decrease in spending on marketing and advertising as a result of the Company's decision to pursue less capital intensive channels of distribution.

Cost of Sales

                  Cost of Sales for the year ended December 31, 1998 were $454,370 (38.1% of revenues), as compared to $375,034 (33.1% of revenues) for the year ended December 31, 1997. Gross profit for the year ended December 31, 1998 was $736,750 (61.9% as a percentage of revenues) as compared to $758,692 (66.9% as a percentage of revenues) for the year ended December 31, 1997. The Company believes that the decrease in gross profit as a percentage of revenues is primarily attributable to a write-down of $75,000 for obsolete inventory for the year ended December 31, 1998.

Selling, General and Administrative Expenses

                  Selling, general and administrative expenses for the year ended December 31, 1998 were $3,277,047, as compared to $4,194,044 for the year ended December 31, 1997, a decrease of 21.9%. The Company believes that the decrease in selling, general and administrative expenses primarily attributable to reduced spending on advertising and promotion. Advertising and promotion expenses were $1,771,095 for the year ended December 31, 1997 as compared to $692,344 for the year ended December 31, 1998.

Interest Expense

                  Interest expense for the year ended December 31, 1998 was $199,757 as compared to $868,721 for the year ended December 31, 1997. Excluding the amortization of notes payable discount (related to the Company's convertible debentures) which amounted to $433,333 for year ended December 31, 1997, interest expense decreased by 54.2%. The Company believes that the decrease in interest expense is primarily attributable to the conversion of convertible debentures during the fourth quarter of the year ended December 31, 1998 and the first quarter of the year ended December 31, 1997.

Discontinued Operations

                  In October 1997, the Company closed its natural health care center in Boca Raton, Florida. In February 1998, the Company sold its remaining natural health care center in Pompano Beach, Florida. The anticipated losses on these discontinued operations were reflected in the year ended December 31, 1997. In August 1998, the Company sold its three vocational schools and certain related businesses, recognizing a gain of $1,424,379 from the sale. In November 1998, the Company sold an office building which previously accommodated its corporate headquarters and one of its vocation schools, realizing an estimated loss of $829,000 which was reflected in the quarter ended September 30, 1998.

Gain on Forgiveness of Debt

                  During the year ended December 1998, the Company realized a gain of $816,000 on the work-out of various debt and trade payables.

Liquidity and Capital Resources

                  The Company has funded its working capital and capital expenditure requirements primarily from cash provided through borrowing from institutions and individuals, and from the sale of the Company's securities in private placements. The Company's other ongoing source of cash receipts has been from the sale of GHA's products.

                  In February 1998, the Company issued $300,000 face amount of Series B Preferred Stock, net of expenses of $38,500. The Series B Preferred Stock has been converted into 541,330 shares of Common Stock.

                  In April 1998, the Company issued $4,000,000 face amount of Series C Preferred Stock, net of expenses of $493,000. The Series C Preferred Stock pays a dividend of 10% per annum and is convertible into Common Stock at 75% of the market value of the Common Stock, commencing 41 days after issuance. From the proceeds raised, the Company paid $2,500,000 to retire $1,568,407 face value of Series A Preferred Stock outstanding. The Series C Preferred Stock has been converted into 3,608,296 shares of Common Stock.

                  In July 1998, the Company issued $75,000 face amount of Series D Preferred Stock, which was redeemed in August 1998 for $91,291.

                  In August 1998, the Company issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $211,000. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price of the date of issuance or 75% of the market value of the Common Stock.

                  In March and April 1999 the Company issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the date of issuance or 75% of the market value of the common stock.

                  In August 1998, the Company sold its three vocational schools and certain related businesses for $1,778,333 and other consideration. From the proceeds from the sale of the schools, the Company paid $1,030,309 to retire the remaining $631,593 face value of Series A Preferred Stock outstanding, and $91,291 to redeem all of the Series D Preferred Stock outstanding. The remaining proceeds were used to pay down notes payable.

                  At December 31, 1998 the ratio of current assets to current liabilities was .30 to 1.0 and there was a working capital deficit of $2,016,734.

                  Cash used in operations for the period ended December 31, 1998 was $4,777,957, attributable primarily to the net loss of $1,288,012 and net cash used in discontinued operations of $2,645,638. Other uses of cash in continuing operations were decreases in accounts payable and accrued expenses of $660,673 and $698,805, respectively. Cash provided by investing activities during 1998 was approximately $4,342,000, mainly from proceeds from the disposition of discontinued operations. Cash provided by financing activities during fiscal 1998 was approximately $625,000, mainly from the issuance of preferred stock of $5,283,000 offset by payments of notes payable $940,000 and redemptions of preferred stock $3,621,600.

                  The Company intends to offer to sell its securities to raise gross proceeds of $3,500,000 to $5,500,000 during the second quarter of 1999. However, there can be no assurance that the Company will do so. The Company intends to use the gross proceeds of the offering to retire the Series F Preferred Stock and the Series G Preferred Stock and to provide working capital.

              The Company anticipates that further additional financing will be required to finance the Company's continued operations during the next twelve months, principally to fund Kaire's operations. Management has revised its business plan of marketing development and support for GHA's products, decreasing its emphasis on mass market advertising. Instead, the Company plans to use its resources for the development of other less capital-intensive distribution channels. Management believes that Kaire will require approximately $1,200,000 over the next 12 months and that GHA will not require any additional financing provided that GHA is successful in reaching satisfactory settlements with its creditors. As of December 31, 1998, GHA owed approximately $1,600,000 to creditors and had a working capital deficit of approximately $1,300,000. In the event that the Company cannot reach satisfactory settlements with GHA's creditors, the Company may discontinue the operation of GHA. There can be no assurance that the Company will be able to achieve satisfactory settlements with its creditors or secure such additional financing. The failure of the Company to achieve satisfactory settlements with its creditors or secure additional financing would have a material adverse effect on the Company's business, prospects, financial conditions and results of operations.

Year 2000 Issue

              Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. Management is in the process of becoming compliant with the Year 2000 requirements and believes that its management information system will be compliant on a timely basis at a minimal cost. The Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of its management information system to be Year 2000 compliant. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the Company's management information system interface will continue to properly interface with the Company's system and will otherwise be compliant on a timely basis with Year 2000 requirements. The Company currently is developing a plan to evaluate the Year 2000 compliance status of third parties with which its system interfaces. Any failure of the Company's management information system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

Item 7.       Financial Statements.

              See Item 13 of this form 10-KSB "Exhibits and Reports on Form 8K"


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


              None.

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons

                  The following table sets forth certain information concerning the directors and executive officers of the Company.

Directors and Executive Officers

    Name                        Age             Position
Sir Brian Wolfson                64          Chairman of the Board and Director
Joseph P. Grace                  48          President and Director
Martin C. Licht                  56          Director
Dirk Goldwasser                  38          Director
Ralph Ellison                    37          Director


                  The following is a brief summary of the background of each executive officer and director of the Company:

                  Sir Brian Wolfson has served as Chairman and a director of the Company since July 1997. Prior to co-founding GHA in October 1995, Mr. Wolfson served as Chairman of Wembley, PLC from 1986 to 1995. Mr. Wolfson is currently a director of Fruit of the Loom, Inc., Kepner- Tregoe, Inc., Playboy Enterprises, Inc., and Autotote Corporation, Inc.

                  Joseph P. Grace has been the President and a Director of the Company since October, 1998 and Co-Chief Operating Officer of GHA since October 1996. From 1995 to 1996, Mr. Grace was a principal of Natural Health Laboratories, Inc. From 1994 to 1996, Mr. Grace was Chairman of Ovation, Inc., a health and fitness equipment supplier. From 1989 to 1994, Mr. Grace was Vice Chairman of Ovation, Inc., a health and fitness equipment supplier. Mr. Grace has an M.B.A. from Cornell University and a B.S. in Electrical Engineering, also from Cornell University.

              Martin C. Licht has been a practicing attorney since 1967 and has been a partner of the law firm of McLaughlin & Stern, LLP since January 1998. Mr. Licht became a director of the Company in July 1995.

              Dirk Goldwasser has been a consultant/trader with Filin Corp. from August 1996 to the present. From June 1994 to July 1996 he was a vice president with Bankers Trust Securities Company. From December 1993 to June 1994 he was an associate with Oppenheimer and Co. From 1988 to 1994, he was director of sales for Galbreath Asset Advisors/Loews Organization.

             Ralph Ellison has been the president of PolarRx Biopharmaceuticals, a biotechnology company, since 1997. From 1995 to 1997, he was a principal of Parna LLC, a real estate consulting firm. From 1990 to 1995 he was the director of clinical research at Research Testing Laboratories.



Compliance with Section 16(a) of the Exchange Act

                  Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 1998, and (ii) Forms 5 and amendments thereto and/or written representations furnished to the Company by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 1998, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act, except that the Company did not receive any Form 5's from its officers and directors or Form 3's from Messrs. Grace, Goldwasser or Ellison.

Item 10.      Executive Compensation.

Summary Compensation Table

              The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 1996, 1997, and 1998 with respect to the following officers of the Company:

                                                      Annual Compensation                        Long Term Compensation
                                                                                                  Awards         Payouts
                                                                                                  Securities
                                                                     Other          Restricted    Underlying      LTIP     All Other
          Name and                                                  Annual        Stock Award(s)   Options       Payouts   Compensa-
     Principal Position         Year   Salary($)    Bonus($)  Compensation ($)(1)         $        SARs(#)         ($)      tion($)
     ------------------         ----   ---------    --------  ------------------- -------------------------       -----    --------
Joseph P. Grace, President      1998   $162,500       ----           ----              ----          ----         ----          ----
and Chief Executive Officer

Sir Brian Wolfson, Chairman of  1998     50,000       ----           ----              ----          ----         ----          ----
the Board (2)                   1997     50,000

Neal R. Heller,                 1998    155,365       ----           ----              ----          ----         ----          ----
President and                   1997    201,500       ----           ----              ----          ----         ----          ----
Chief Executive Officer         1996    162,500       ----           ----              ----          ----         ----          ----

Elizabeth S. Heller             1998     50,885       ----           ----              ----          ----         ----          ----
Secretary                       1997    141,100       ----           ----              ----          ----         ----          ----
                                1996    150,000       ----           ----              ----          ----         ----          ----

--------------------------------
(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.
(2)   Sir Brian Wolfson waived his 1997 salary.


         Options Grants in Last Fiscal Year. The following table sets forth certain information with respect to option grants during the fiscal year ended December 31, 1998 to the named executive officers.

                                             Percent of Total
                   Number of Securities     Options Granted to
                    Underlying Options      Employees in Fiscal   Exercise or Base Price
  Name                    Granted                  Year                   ($.SH)              Expiration Date
--------        -----------------------     -------------------   ----------------------      ---------------
Joseph P. Grace           50,000                   41.6%                  $1.00                 August 2003




Year-end Option Table. During the fiscal year ended December 31, 1998, none of the named executive officers exercised any options issued by the Company. The following table sets forth information regarding the stock options held as of December 31, 1998 by the named executive officers.

                    Number of Securities Underlying Unexercised         Value of Unexercised In-the-Money
                            Options at Fiscal Year-End                      Options at Fiscal Year End
  Name                  Exercisable            Unexercisable            Exercisable            Unexercisable
---------            ----------------        -----------------        ---------------        ----------------
Joseph P. Grace              0                     50,000                     0                    143,750


Directors' Compensation

         Directors of the Company do not receive any fixed compensation for their services as directors. The Company grants each non-employee director options to purchase 1,000 shares of Common Stock , at an exercise price equal to the fair market value of the Common Stock on the date of grant, and pays non-employee directors $500 for each meeting of the Board of Directors they attend. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with performance of their duties to the Company. The Company did not pay its directors any cash or other form of compensation for acting in such capacity, although directors who were also executive officers of the Company received cash compensation for acting in the capacity of executive officers, except for Mr. Goldwasser who received options to purchase 50,000 shares of Common Stock and consulting fees of $ 5,000 per month, and Mr. Ellison who received options to purchase 20,000 shares of Common Stock. See "-- Executive Compensation." No director received any other form of compensation for the fiscal year ended December 31, 1998.

Stock Options

         The 1998 Stock Option Plan (the "1998 Plan") provides for the granting of options to key employees, including officers, non-employee directors and consultants of the Company and its subsidiaries to purchase up to 200,000 shares of Common Stock which are intended to qualify either as Incentive Stock Options within the meaning of the Code or as optins which are Nonstatutory Stock Options.

         The Stock Option Plan (the "1997 Plan") provides for the granting of options to key employees, including officers, non-employee directors and consultants of the Company and its subsidiaries to purchase up to 75,000 shares of Common Stock which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (the "Code"), or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options").

                  The Company has adopted the 1994 Stock Option Plan (the "1994 Plan") under which up to 16,667 options to purchase shares of Common Stock may be granted to key employees, officers, consultants and members of the Board of Directors of the Company. Options granted under the 1994 Plan may be either Incentive Stock Options or Nonstatutory Options.

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

                  Incentive stock options granted under the Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or less than 110% of fair market value in the case of employees holding 10% or more of the voting stock of the Company). Non-qualified stock options may be granted at an exercise price established by the Stock Option Committee selected by the Board of Directors, but may not be less than 85% of fair market value of the shares on the date of grant. Incentive stock options granted under the Plans must expire not more than ten years from the date of grant, and not more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of the voting stock of the Company.

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


Name and Address              Number of Shares
of Beneficial Owner(1)(2)    Beneficially Owned                Percent of Class
----------------------       ------------------                ----------------
Joseph P. Grace(3)                    11,479                          *
Martin C. Licht(4)
                                       1,300                          *
Sir Brian Wolfson(5)                     850                          *

Dirk D. Goldwasser(6)                  1,125                          *
Ralph Ellison(7)                      15,000                          *

All Executive Officers and            39,754                          *
   Directors (5 persons)

*Owns less than one (1%) percent.

(1) The address of each executive officer and director is c/o the Company, 250 Park Avenue, New York, New York 10177. (2) Does not include shares of Common Stock issuable upon the conversion of the Company's issued and outstanding Series C Preferred Stock and Series E Preferred Stock. Pursuant to the terms of the Series C Preferred Stock, the holders thereof generally are not entitled to convert such instruments to the extent that such conversion would increase the holders' beneficial ownership of Common Stock to in excess of 4.9%, except in the event of a mandatory conversion. On the date of a mandatory conversion of the Preferred Stock with respect to the Series C Preferred Stock and the Series E Preferred Stock, a change in control of the Company may occur, based upon the number of shares of Common Stock issuable. As of the date of this Proxy Statement, 1,650 shares of Series E Preferred Stock are issued and outstanding.
(3) Mr. Grace is the President and a Director of the Company. (4) Mr. Licht is a Director of the Company. (5) Sir Brian is Chairman of the Board and a Director of the Company. (6) Mr. Goldwasser is a Director of the Company. (7) Mr. Ellison is a Director of the Company. Includes warrants to purchase 20,000 shares of Common Stock at an exercise price of $1.00 per share, of which 5,000 warrants have vested and 5,000 additional warrants will vest on each of March 1, June 1 and September 1, 1999.

Item 12.           Certain Relationships and Related Transactions.

                  In August 1998, the Company sold its three vocational schools that it operates as a junior college in Orlando, Pompano Beach and Miami, Florida (the "Schools") that offer training and preparation for licensing in therapeutic massage and skin care to Florida College of Natural Health, Inc. ("FCNH"). Neal R. Heller, the Company's former President, Chief Executive Officer, a principal stockholder and a former director, Elizabeth S. Heller, his wife, the Company's former secretary, a principal stockholder and a former director, and Mr. Arthur Kaiser, a former director of the Company, are principal shareholders of FCNH. The purchase price for the Schools was $1,778,333 in cash. In addition, FCNH assumed all of the liabilities in connection with the operations of the Schools together with additional liabilities in the aggregate amount of approximately $2,559,244. The Company was not released from such liabilities despite such assumption by FCNH.

                  In connection with the sale of the Schools, Mr. and Mrs. Heller's employment agreements were canceled, and they each resigned as directors and officers of the Company. Mr. and Mrs. Heller also transferred to the Company 79,175 shares of Common Stock and options to purchase 20,000 shares of Common Stock.

                  In connection with the refinancing of the Company's property in Pompano Beach, Florida (the "Pompano Property") in October, 1997, the Company paid a mortgage loan in the amount of $443,727 (the "Prior Mortgage Loan") which encumbered both the Pompano Property and an adjacent parcel of land (the "Adjacent Parcel") which was owned by Justin Real Estate Corp. ("Justin"). The capital stock of Justin was owned by Neal R. Heller and Elizabeth S. Heller.
Mr. and Mrs. Heller also had guaranteed the Prior Mortgage Loan.

                  As of October 1997, the Company had advanced to Mr. and Mrs. Heller $142,442. In October 1997, Mr. and Mrs. Heller advanced the sum of $240,295 on behalf of the Company and the Company advanced $24,412 to Justin.
In November, 1997, the Company advanced $53,523 on behalf of Justin. In December 1997, Mr. and Mrs. Heller waived the repayment of the sum of $19,918 from the Company. As of December 31, 1997, there were no amounts due to the Company from Mr. and Mrs. Heller or Justin and no amounts were due to the Company from Mr. and Mrs. Heller or Justin. Martin C. Licht, a director of the Company, was a member of law firms which received $153,351 attributable to 1997 and $263,221 attributable to 1998.


Item 13.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Index to Financial Statements

  1. Financial Statements                                               Page

     Index to Financial Statements                                       F-1

     Independent Auditors' Report                                        F-2

     Consolidated Balance Sheet - December 31, 1998                      F-3

     Consolidated Statements of Operations - Years Ended December
     31, 1998 and 1997                                                   F-4

     Consolidated Statement of Stockholders' Equity - For
     the period from December 31, 1996 through December 31, 1998         F-5

     Consolidated Statements of Cash Flow - Years Ended December 31,
     1998 and 1997                                                       F-6-7

     Notes to Consolidated Financial Statements                          F-8-20

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




                                                                   PAGE NUMBER
Independent Auditors' Report                                            F-2
Consolidated Balance Sheet                                              F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Stockholders' Equity                         F-5
Consolidated Statements of Cash Flows                                   F-6-7
Notes to Consolidated Financial Statements                              F-8-20

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Natural Health Trends Corp. and Subsidiaries
New York, New York

         We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the financial position of Natural Health Trends Corp. and Subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each of the last two fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           \S\Feldman Sherb Ehrlich & Co., P.C.
                                           Feldman Sherb Ehrlich & Co., P.C.
                                           Certified Public Accountants
New York, New York
February 26, 1999, except for Note 13
as to which the date is April 14, 1999

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1998




                                     ASSETS

CURRENT ASSETS:
     Cash                                             $                 294,220
     Accounts receivable                                                 19,331
     Inventories                                                        314,367
     Due from affiliate                                                 250,000
     Prepaid expenses                                                     3,370
                                                        ------------------------
            TOTAL CURRENT ASSETS                                        881,288

PROPERTY AND EQUIPMENT                                                   78,436
PREPAID ROYALTIES                                                       498,125
PATENTS AND CUSTOMER LISTS                                            4,415,049
GOODWILL                                                                829,468
DEPOSITS AND OTHER ASSETS                                               150,350
                                                        ------------------------

                                                      $               6,852,716
                                                        ========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $               1,685,313
     Accrued expenses                                                   139,566
     Accrued expenses for discontinued operations                       314,593
     Current portion of long-term debt                                  314,684
     Accrued consulting contract                                        405,385
     Other current liabilities                                           38,481
                                                        ------------------------
            TOTAL CURRENT LIABILITIES                                 2,898,022

COMMON STOCK SUBJECT TO PUT                                             380,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, no par value; 1,500,000 shares authorized;
         1,650 shares issued and outstanding                          1,439,500
     Common Stock, $.001 par value; 50,000,000 shares authorized;
         6,230,663 shares issued and outstanding                          6,231
     Additional Paid-in Capital                                      16,878,747
     Retained Earnings (Accumulated Deficit)                        (14,369,784)
     Common Stock Subject to Put                                       (380,000)
                                                        ------------------------
            TOTAL STOCKHOLDERS' EQUITY                                3,574,694
                                                        ------------------------

                                                      $               6,852,716
                                                        ========================


                See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31,
                                                         -------------------------------------------------
                                                                    1998                      1997
                                                         -----------------------   -----------------------
REVENUES                                               $              1,191,120  $              1,133,726

COST OF SALES                                                           454,370                   375,034
                                                         -----------------------   -----------------------

GROSS PROFIT                                                            736,750                   758,692

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          3,277,047                 4,194,044
                                                         -----------------------   -----------------------

OPERATING LOSS                                                       (2,540,297)               (3,435,352)

     Interest (net)                                                    (199,757)                 (868,721)
                                                         -----------------------   -----------------------

LOSS FROM CONTINUING OPERATIONS                                      (2,740,054)               (4,304,073)

DISCONTINUED OPERATIONS:
     Loss From Discontinued Operations                                  (86,234)               (2,919,208)
     Gain (Loss) on Disposal                                            722,640                  (501,839)
                                                         -----------------------   -----------------------

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                                636,406                (3,421,047)
                                                         -----------------------   -----------------------

LOSS BEFORE EXTRAORDINARY GAIN                                       (2,103,648)               (7,725,120)

EXTRAORDINARY GAIN - FORGIVENESS OF DEBT                                815,636                         0
                                                         -----------------------   -----------------------

NET LOSS                                               $             (1,288,012) $             (7,725,120)
                                                         =======================   =======================

INCOME (LOSS) PER COMMON SHARE:
     Continuing Operations                             $                  (0.09) $                  (9.91)
     Discontinued Operations                                               0.18                     (7.88)
     Extraordinary Gain                                                    0.24                      0.00
                                                         -----------------------   -----------------------

     Net Loss                                          $                  (0.07) $                 (17.79)
                                                         =======================   =======================

WEIGHTED AVERAGE COMMON SHARES USED                                   3,440,788                   434,265
                                                         =======================   =======================



                See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                      Common
                                                                            Additional  Retained      Stock    Deferred
                                        Common Stock    Preferred Stock      Paid-in    Earnings      Subject   Stock
                                 ---------------------  -----------------
                                           ----
                                     Shares    Amount  Shares    Amount     Capital     (Deficit)     to Put Compensation  Total
                                 ------------- ------  ------  ----------  -----------  ----------- ---------  -------  -----------
BALANCE - DECEMBER 31, 1996           308,650  $  309      0   $        0  $ 6,242,689 $(2,595,123) $(380,000)$(96,250) $ 3,171,625

Sale of Convertible Series A
  preferred stock                           0       0  2,200    1,900,702            0           0          0        0    1,900,702
Preferred stock dividends imputed           0       0      0            0      733,333    (733,333)         0        0           0
Conversion of debentures              303,986     303      0            0    1,207,172           0          0        0    1,207,475
Stock issued for acquisition          145,000     145      0            0    2,899,855           0          0        0    2,900,000
Other issuances                           500       1      0            0       24,999           0          0        0       25,000
Issuance of stock options for
  compenstion                               0       0      0            0      400,000           0          0        0      400,000
Amortization of deferred stock
  compensation                              0       0      0            0            0           0          0   82,500       82,500
Discount on debentures                      0       0      0            0      433,333           0          0        0      433,333
Net Loss                                    0       0      0            0            0  (7,725,120)         0        0   (7,725,120)
                                 ------------- ------  ------  ----------  -----------  ----------- ---------  -------  -----------

BALANCE - DECEMBER 31, 1997           758,136     758  2,200    1,900,702   11,941,381 (11,053,576)  (380,000) (13,750)   2,395,515

Sale of Convertible Series
  B preferred stock                         0       0    300      261,500            0           0          0        0      261,500
Sale of Convertible Series
  C preferred stock                         0       0  4,000    3,507,500            0           0          0        0    3,507,500
Sale of Convertible Series
  D preferred stock                         0       0     75       75,000            0           0          0        0       75,000
Sale of Convertible Series
  E preferred stock                         0       0  1,650    1,439,500            0           0          0        0    1,439,500
Preferred stock dividends imputed           0       0      0            0    2,011,905  (2,011,905)         0        0            0
Redemption of Series A
  preferred stock                           0       0 (2,200)  (1,900,702)  (1,629,607)          0          0        0   (3,530,309)
Redemption of Series D
  preferred stock                           0       0    (75)     (75,000)           0     (16,291)         0        0      (91,291)
Conversion of debentures              206,603     207      0            0      188,418           0          0        0      188,625
Conversion of Series B
  preferred stock                     541,330     541   (300)    (261,500)     260,959           0          0        0            0
Conversion of Series C
  preferred stock                   3,608,296   3,608 (4,000)  (3,507,500)   3,503,892           0          0        0            0
Conversion of notes payable         1,195,473   1,196      0            0      697,917           0          0        0      699,113
Redemption of shares re:
  school sale                         (79,175)    (79)     0            0      (96,118)          0          0        0      (96,197)
Shares cancelled in reverse
  stock split                         (10,332)    (10)     0            0           10           0          0        0            0
Amortization of deferred stock
  compensation                              0       0      0            0            0           0          0   13,750       13,750
Net Loss                                    0       0      0            0            0  (1,288,012)         0        0   (1,288,012)
                                ------------- ------  ------  ----------   ----------  ----------- ---------  -------  ------------

BALANCE - DECEMBER 31, 1998         6,220,331  $6,221  1,650   $1,439,500  $16,878,757 $(14,369,784)$(380,000) $     0  $ 3,574,694
                                 ============= ======  ======  ==========   ==========  =========== ==========  =======  ==========

                See notes to consolidated financial statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended December 31,
                                                                                 ---------------------------------------------------
                                                                                            1998                       1997
                                                                                 -----------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                 $              (1,288,012)$                (7,725,120)
                                                                                 -----------------------   -------------------------
         Adjustments to reconcile net loss to net cash
            used in operating activities:
                Loss from discontinued operations                                                86,234                   2,919,208
                (Gain) loss on disposal of discontinued operations                             (722,640)                    501,839
                Depreciation and amortization                                                   549,668                     255,345
                Interest settled by issuance of stock                                           112,971                     116,065
                Write-down of patent                                                            200,000                           0
                Amortization of note payable discount                                                 0                     433,333

            Changes in assets and liabilities:
                Decrease (increase) in accounts receivable                                      141,774                     (62,446)
                Decrease (increase) in inventories                                              405,359                    (219,144)
                Decrease in prepaid expenses                                                      7,970                     102,353
                (Increase) decrease in prepaid royalties                                       (491,825)                          0
                Decrease in deposits and other assets                                           343,214                      66,775
                (Decrease) increase in accounts payable                                        (660,673)                  1,380,509
                (Decrease) increase in accrued expenses                                        (698,805)                    506,021
                (Decrease) increase in accrued expenses for discontinued operations             (41,469)                    356,062
                Increase in accrued consulting contract                                          45,254                     360,131
                (Decrease) increase in other current liabilities                               (121,339)                     33,397
                                                                                 -----------------------   -------------------------
            Net cash used in continuing operations                                           (2,132,319)                   (975,672)
            Net cash used in discontinued operations                                         (2,645,638)                 (3,417,394)
                                                                                 -----------------------   -------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                        (4,777,957)                 (4,393,066)
                                                                                 -----------------------   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                        (7,510)                    (32,658)
     Proceeds from disposition of discontinued operations                                     4,349,700                           0
                                                                                 -----------------------   -------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           4,342,190                     (32,658)
                                                                                 -----------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from preferred stock                                                            5,283,000                   2,200,000
     Proceeds from sale of debentures                                                                 0                   1,626,826
     Payments of debentures                                                                           0                    (355,650)
     Loan origination costs - preferred stock                                                         0                    (299,299)
     Proceeds from note payable and long-term debt                                                    0                     850,000
     Payments of notes payable and long-term debt                                              (940,000)                     (8,692)
     Redemption of common stock                                                                 (96,197)                          0
     Redemptions of preferred stock                                                          (3,621,600)                          0
                                                                                 -----------------------   -------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       625,203                   4,013,185
                                                                                 -----------------------   -------------------------

NET INCREASE (DECREASE) IN CASH                                                                 189,436                    (412,539)

CASH, BEGINNING OF PERIOD                                                                       104,784                     517,323
                                                                                 -----------------------   -------------------------

CASH, END OF PERIOD                                                           $                 294,220 $                   104,784
                                                                                 =======================   =========================



                 See notes to consolidated financial statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                         1998                       1997
                                                                                -----------------------   -------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                                   $                 151,580 $                   450,470
                                                                                =======================   =========================

DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
     (1)    Conversion of preferred stock to common stock                     $               5,744,702 $                         0
     (2)    Conversion of debentures and accrued interest to common stock     $                 887,738 $                 1,207,475


                 See notes to consolidated financial statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



1.       ORGANIZATION

         Natural Health Trends Corp. (formerly known as Florida Institute of Massage Therapy, Inc.) (the "Company") was incorporated under the laws of the State of Florida in December 1988.

         In July 1997, the Company acquired Global Health Alternatives, Inc., ("Global") a company incorporated in Delaware and headquartered in Portland, Maine, which is in the business of marketing and distribution of over-the-counter homeopathic pharmaceutical health products.
         Global operates its business through its wholly owned subsidiaries: GHA
         (UK), Ltd., Ellon, Inc. ("Ellon"), Maine Naturals, Inc. ("MNI") and Natural Health Laboratories, Inc.

         In 1998, the Company sold its schools and related facilities, that offered curricula in therapeutic massage training and skin care therapy. These operations are being accounted for as discontinued operations.

         In 1996, the Company opened two natural health care centers which provided multi- disciplinary complementary health care in the areas of alternative and nutritional medicine. These facilities were closed during 1997 and accordingly are being accounted for as discontinued operations.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Natural Health Trends Corp. and its subsidiaries. All material inter-company transactions have been eliminated in consolidation.

         B. Accounts Receivable - Accounts receivable are stated net of allowance for doubtful accounts of $2,000.

         C. Inventories - Inventories consisting primarily of natural remedies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         D. Property and Equipment - Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the useful lives of the various assets.

         E. Cash Equivalents - Cash equivalents consist of money market accounts and commercial paper with an initial term of fewer than three months. For purposes of the statement of cash flows, the Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         F. Earnings (Loss) Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which became effective for both interim and annual financial statements for periods ending after December 15, 1997. SFAS No. 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share is computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, SFAS No. 128 requires the restatement of prior period reported earnings per share to conform to the new standard. The per share presentations in the accompanying financial statements reflect the provisions of SFAS No. 128.

         G. Accounting Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         H. Income Taxes - Pursuant to SFAS 109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

         I. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         J. Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of Statement No. 123.

         K. Impairment of Long - Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1998, the Company recorded a charge against a patent upon such a review (Note 4).

         L. Basis of Presentation - At December 31, 1998, the Company has a working capital deficiency of approximately $2,017,000 and has recorded a net loss of approximately $1,288,000 for the year then ended. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

         M. Royalty Expense - Royalties that are incurred on a per unit sold basis are included in Cost of Sales. Additional royalty amounts incurred to meet contractual minimum levels are classified as Selling, General and Administrative Expenses.


3.       PROPERTY AND EQUIPMENT

         Property and Equipment consisted of the following at December 31, 1998:


                                          Life Range                Amount
                                      ------------------       ----------------
Equipment, furniture and fixtures           5 to 7          $            91,795
Leasehold improvements                      3 to 5                        4,190
                                                               ----------------
                                                                         95,985
Less: Accumulated depreciation                                          (17,549)
                                                            $            78,436
                                                               ================


4.       PATENTS, CUSTOMER LIST AND GOODWILL

         Patents and customer list consisted of the following at December 31, 1998:


Patents, net of accumulated amortization of $873,540         $        4,374,674
Customer list, net of accumulated amortization of $16,625                40,375

                                                                 ---------------
                                                             $        4,415,049
                                                                 ===============

Goodwill, net of accumulated amortization of $89,319         $          829,468
                                                                 ===============

         The goodwill, the patents, and the customer list arose in connection with the acquisitions of businesses made by the Company in 1997. The goodwill, the patents, and the customer list are being amortized over their estimated useful lives which are 5 years for the customer list, 15 years for goodwill and 11 and 17 years for patents. In 1998, the Company under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of

         Long-Lived Assets and for Long-Lived Assets to be Disposed" evaluated the recoverability of one of its patents, by comparing its carrying amount to income generated. As a result of such evaluation the Company recorded a charge of $200,000 against this patent.


5.       LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 1998:


$375,000 face amount note  payable,  non interest
bearing,  due October 1, 2000 (less  unamortized
discount  based on imputed  interest rate of 12%
per annum - $41,385).  Initial payment of $93,750
on October 15, 1996, then monthly payments of
$7,813 beginning on November 1, 1997 and ending
October 1, 2000                                                      $   239,865

$75,000 face amount note payable, non interest
bearing, due September 15, 1998 (less unamortized
discount based on imputed interest rate
of 12% per annum - $1,349).                                               47,819

$69,000 face amount note payable, non interest
bearing, due October 15, 1997.                                            27,000
                                                                    ------------
                                                                     $   314,684

                                                                    ============

         The above notes were issued upon the purchase of Ellon, Inc. in 1996. Scheduled payments have not been made since 1997, due to disputes with the note holders, and accordingly all unpaid balances are included in current portion of long-term debt.


6.       STOCKHOLDERS' EQUITY

         A. Common Stock - The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value per share.

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

                  Series A Preferred Sock - In June 1997, the Company sold 2,200 shares of its convertible Series A preferred stock for $1,000 a share realizing net proceeds of $1,900,702. The preferred stock pays dividends at the rate of 8% per annum payable in cash or shares of the Company's common stock valued at 75% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 60 days after issuance, provided that a registration statement covering the resale of the shares of common stock is effective, at the rate of 75% of the average closing bid price of the common stock over the five days preceding the notice of redemption. The Company has the right to redeem the preferred stock for 240 days after the date of issuance at the rate of 125% of the stated value. If a registration statement is not deemed effective within 60 days of the date of issuance, then the Company is obligated to pay a penalty at the rate of 2.5% per month.

                  In 1998 all 2,200 shares of Series A preferred stock were redeemed for $3,503,309, inclusive of face amount, redemption value, penalties and dividends.

                  Series B Preferred Stock - In February 1998 the Company issued 300 shares of Series B Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $261,500. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a price equal to the lower of 70% of the average closing bid price of the common stock for the three trading days immediately preceding the notice of conversion or $ .625 per share. Due to the beneficial conversion features in the issuance of this series of preferred stock, an imputed dividend of $128,572 has been recorded.

                  In 1998 all 300 shares of Series B Preferred Stock converted to a total of 541,330 shares of the Company's common stock.

                  Series C Preferred Stock - In April 1998 the Company issued 4,000 shares of Series C preferred Stock with a stated value of $1,000 per share realizing net proceeds of $3,507,500. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to 75% of the average closing bid prices of the common stock for the five day trading period ending on the day before conversion date, or 100% of the closing bid price on the day of funding. Due to the beneficial conversion features in the issuance of this series of preferred stock, an imputed dividend of $1,333,333 has been recorded.

                  In 1998 all 4,000 shares of Series C Preferred Stock converted to a total of 3,608,296 shares of the Company's common stock.

                  Series D Preferred Stock - In July 1998 the Company issued 75 shares of Series D preferred Stock with a stated value of $1,000 per share. The stated value and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to 70% of the average closing bid prices of the common stock for the five day trading period ending on the day before conversion date.

                  In August 1998 all 75 shares of Series D Preferred Stock were redeemed for a total of $91,291.

                  Series E Preferred Stock - In August 1998 the Company issued 1,650 shares of Series E preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,439,500. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of 75% of the average closing bid price of the Common stock for the five trading days immediately preceding the conversion date or 100% of the closing bid price on the day of funding. If a registration statement is not deemed effective within 60 days of the date of issuance, then the Company is obligated to pay a penalty at the rate of 2.5% per month. This series of stock is convertible commencing 60 days after issuance. Due to the beneficial conversion features in the issuance of this series of preferred stock, an imputed dividend of $550,000 has been recorded.

         C. Convertible Debentures - In April 1997, the Company issued $1,300,000 of 6% convertible debentures (the "Debentures"). Principal on the Debentures is due in March 2000. The principal and accrued interest on the Debentures are convertible into shares of common stock of the Company. The Debentures are convertible into shares of common stock at a conversion price equal to the lesser of $1.4375 or 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the notice of conversion. In June 1997, the Company repaid $300,000 of the Debentures. As of December 1997, $820,233 of such debentures were converted into 303,986 shares of common stock. As of December 1998, the remaining $179,767 were converted into 206,603 shares of common stock.

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

                  In connection with the sale of the schools, to the Company's former president and secretary, the above options were canceled.

         E. 1 For 40 Reverse Stock Split - On April 6, 1998, the Company effected a 1 for 40 reverse split of its Common Stock, amending its certificate of incorporation to provide for the authority to issue 50,000,000 shares of $.001 par value Common Stock. All per share data in these financial statements is retroactively restated to reflect this reverse split.

         F. Conversion of Notes Payable - In August 1998 the Company converted $595,000 of its 12.5% promissory notes, plus accrued interest of $104,113 into 1,195,473 shares of common stock.

         G. Redemption of Shares - In connection with the sale of the schools, the Company redeemed 79,715 shares of common stock from its former president and secretary.


 7.      DISCONTINUED OPERATIONS

         During the third quarter of 1997, the Company reached a decision to discontinue the medical clinic line of business. Net assets of the medical clinics were approximately $1,509,405 consisting primarily of furniture and equipment, accounts receivable and goodwill. Liabilities were approximately $213,987. The Company has accrued an estimated loss on disposal of approximately $716,193 representing primarily an accrued employment contract and lease terminations. Accordingly, the results of the clinic operations are shown separately as "discontinued
         operations." As of December 31, 1998 accrued expenses on this discontinued operation totaled $314,593.

         Revenues of the discontinued clinic line of business were $1,754,066 for 1997.

         During the third quarter of 1998, the Company sold its three vocational schools and certain related businesses. Net assets of the schools were approximately $2,875,285 consisting primarily of furniture and equipment, accounts receivable and goodwill. Liabilities were approximately $2,559,249. Accordingly, the results of the vocational school operations are shown separately as "discontinued operations."

         Revenues of the discontinued vocational school business were $3,351,959 in 1998 and $5,858,790 for the full year 1997.

         In November 1998, the Company sold an office building located in Pompano Beach, Florida that previously accommodated the Company's corporate headquarters and one of its vocational schools. Gross proceeds were approximately $2,900,000, less net book value of $3,238,000 plus closing and financing costs of $498,000.


8.       INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1998, the Company had net deferred tax assets of approximately $4,464,000. The Company has established a valuation allowance for the full amount of such deferred tax assets. The following table gives the Company's deferred tax assets and (liabilities) at December 31, 1998:

Net operating loss deduction                          $               4,464,000
Valuation allowance                                                  (4,464,000)
                                                            --------------------
                                                      $                       -
                                                            ====================

         The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income
         (loss) before income taxes as follows:

                                                                           Year Ended December 31,
                                                                  ------------------------------------------
                                                                         1998                    1997
                                                                  ------------------       -----------------
Income tax (benefit) computed at statutory rate               $            (451,000)             (2,704,000)
Effect of temporary differences                                                    -                 152,000
Effect of permanent differences                                                    -                  13,000
Tax benefit not recognized                                                   451,000               2,539,000
                                                                  ------------------       -----------------
Provision for income taxes (benefit)                          $            -                               -
                                                                  ==================       =================

         The  net  operating  loss   carryforward   at  December  31,  1998  was
         approximately $11,160,000 and expires in the years 2012 to 2013.


9.       COMMITMENTS AND CONTINGENCIES

         A. Leases - The Company leases its Portland Maine office under two lease expiring in 2001. Rent expense for the year ended December 31, 1998 was $24,000. In 1998 Corporate headquarters rented facilities in New York City. Minimum rental commitments over the next five years are as follows:


                  1999                                  $               92,073
                  2000                                                  93,713
                  2001                                                  81,457
                  2002                                                       -
                  2003                                                       -


         B. Employment Agreement - During the quarter ended March 31, 1997, the Company renegotiated with a former stockholder of Sam Lily, Inc. with whom it was obligated under an employment agreement, to cancel the employment agreement and replace it with a consulting agreement. The consulting agreement required the individual to provide services to the Company for one day per week through December 1998 at the rate of $5,862 per week. The Company determined that the future services, if any, that it will require will be of little or no value and accounted for this obligation as a cost of severing the employment contract. Accordingly all future payments have been accrued in full at September 1997. The expense associated with this accrual is recorded as part of the loss from discontinued operations in 1997.

         C. Renegotiation of Patent Agreement - In April 1998, the Company renegotiated the terms of its acquisition of the Troy Patent, due to the agreement being in breach because of unpaid minimum royalties. Under the new agreement, royalties are payable at the rate of 3% of the first $2,000,000 of related product sales; 2% of the next $2,000,000 in sales and 1% of sales in excess of $4,000,000.

         D. Litigation - On August 4, 1997 a civil suit was brought in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against the Company and Health Wellness Nationwide Corp., the Company's wholly-owned subsidiary. The Company has asserted counterclaims against the individuals who initiated the suit. The complaint arises out of the defendant's alleged breach of contract in connection with the Company's medical clinic located in Pompano Beach, Florida. The Company is vigorously defending the action. The plaintiff is seeking damages in the amount of approximately $535,000. No accrual for the litigation has been made in the financial statements as it is the Company's belief that it will prevail in the litigation.

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

                  Global is a plaintiff in a litigation against Ellon USA, Inc. and its previous owners. The litigation involves claims arising out of the sale of defendants Ellon USA, Inc. ("Ellon USA") to Global. The actions seeks a determination that Ellon USA and their principals materially breached their respective obligations under the purchase agreement, and that Global is excused from further performance under the agreement. A counter claim by Ellon USA and their owners seek to recover damages in an unspecified amount, but not less than $1,300,000 in legal, court and interest fees. No discovery has taken place in either case. Management believes it has a strong legal position in both cases; however, given the complexity of the issues involved, it is unable to evaluate the likelihood of a favorable or unfavorable outcome at this time. As of December 31, 1998, Global has accrued in excess of $420,000 in current liabilities with Ellon USA and their owners.

                  As of December 31, 1998 the Company is seeking to restructure its trade debt in out of court proceedings. The Company has offered, on certain terms and conditions, to settle each creditor's claim by payment of 40% of the claim, payable in either cash (or cash equivalent) or its publicly traded stock, depending on the size of the claim.

                  As of December 31, 1998, Global is a defendant in a legal action brought by a creditor to whom the Company offered a settlement as mentioned above. The complaint seeks approximately $144,000 plus unstated special damages, attorney fees and court cost, based on them having provided marketing, media purchasing and related advertising services to Global. The complaint was answered by Global with a counterclaim arising out of the complainants creation of a defective advertising campaign. Global seeks not less than $6,500,000 plus unstated special damages, attorney fees and court cost. No discovery has taken place, Global is unable to evaluate the likelihood of a favorable or unfavorable outcome at this time. As of December 31, 1998, Global has accrued approximately $144,000 of the complainants original fees.

                  As of December 31, 1998, Global is a defendant in a legal action brought by a creditor to whom the Company offered a settlement as mentioned above. The complaint seeks approximately $320,000 plus interest and legal fees, based on them having provided advertising time and sponsorship. Global has responded to the complaint, with continuing settlement discussion as mentioned above. Global disputes the liability on this claim, and contends that the complainants in the $144,000 action are responsible for any claim should the Court find in favor of this lawsuit. No discovery has taken place, Global is unable to evaluate the likelihood of a favorable or unfavorable outcome at this time. As of December 31, 1998, Global has accrued approximately $320,000 of the complainants original fees.

                  As of December 31, 1998, Global is a defendant in a legal action brought by a creditor to whom the Company offered a settlement as mentioned above. The complaint seeks approximately $9,700 plus interest and legal fees, based on them having provided Global with radio air time. Global does not dispute the amount of the claim, but contends that the complainants in the $144,000 action are responsible for any claim should the Court find in favor of this lawsuit. Global believes that the plaintiff in this case is likely to obtain a judgement if a settlement is not reached, and Global's ability to charge the complainants in the $144,000 action is subject to the outcome of Global's counterclaim in that legal action. As of December 31, 1998, Global has accrued approximately $9,000 of the complainants original fees.

                  As of December 31, 1998, Global is a defendant in a legal action brought by a creditor who seeks approximately $8,600 plus interest and legal fees, based on them having sold raw materials to Global. It is Global's position that the products sold did not meet specifications contained in the purchase order and were defective. Global has answered the claim, and filed a counterclaim seeking damages of approximately $6,100 paid by Global, to their customers, due to the poor quality of the materials purchased. An additional $25,000 is sought by Global due to loss of goodwill and deterioration of customer relations due to the poor quality of the raw materials purchased. No discovery has taken place, Global is unable to evaluate the likelihood of a favorable or unfavorable outcome at this time. As of December 31, 1998, Global has not accrued for any possible outcome.

                  As of December 31, 1998, Global is a defendant in a legal action brought by a creditor to whom the Company offered a settlement as mentioned above. The complaint seeks approximately $7,000 based on them having provided radio air time. Global does not dispute the amount of the claim. As of December 31, 1998, Global has accrued approximately $7,000 of the complainants original fees.


10.      COMMON STOCK SUBJECT TO PUT

         In connection with the January 1996 acquisition of the net assets of Sam Lilly, Inc. the 9,500 shares issued in connection with the acquisition are subject to the seller's ability to require the Company to repurchase such shares for a three year period for $380,000, in the event that the aggregate market value of the shares falls below $380,000. Such shares are excluded from permanent equity on the accompanying balance sheet. As of March 1998, the seller had exercised the put and this matter is now subject to litigation.


11.      STOCK OPTION PLAN AND WARRANTS

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

         In August 1997, the Company adopted a stock option plan covering officers, directors, employees and consultants. In August the Company issued 43,750 ten year options under the 1997 Plan, exercisable at fair market value (which was $22.40 per share) to certain of its officers who were former principals of Global. Options to purchase 21,875 shares became exercisable in August 1998, and the remaining 21,875 will be exercisable in August 1999.

         In August 1998 the Company adopted a stock option plan covering officers, directors, employees and consultants to purchase up to 200,000 shares of common stock.

         In 1998 the Company issued 100,000 warrants to two directors at an exercise price of $1.00, which was equal to the fair market value at the date of grant.

         In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 1998 and 1997 respectively: annual dividends of $0; expected volatility of 50%; risk free interest rate of 7% and expected life of 10 years. The weighted average fair value of stock options granted during the years ended December 31, 1998 and 1997 was $0 and $21.60, respectively. If the Company had recognized compensation cost of stock options in accordance with SFAS No. 123, the Company's proforma loss and net loss per share would have been as follows:

                                                                                             Year Ended December 31,
                                                                                   -------------------------------------------
                                                                                          1998                     1997
                                                                                   ------------------       ------------------
Net loss:                                                 As reported        $            (1,288,012) $            (7,725,120)
                                                          Pro forma          $                      - $            (8,481,120)

Net loss from continuing operations:                      As reported        $            (2,740,054) $            (4,304,073)
                                                          Pro forma          $                      - $            (5,060,073)

Net loss per share:
                                              Basic       As reported        $                 (0.37) $                (17.79)
                                                          Pro forma          $                      - $                (19.53)
Net loss per share - continuing operations:
                                              Basic       As reported        $                 (0.79) $                 (9.91)
                                                          Pro forma          $                      - $                (11.65)


12.      ACQUISITIONS

         On July 23, 1997, the Company closed on the acquisition of the capital stock of Global. The purchase price for the acquisition of Global was settled with the issuance of 145,000 shares of the Company's common stock. The Company has agreed to issue to former Global shareholders additional shares of common stock as follows: i) up to 20,000 shares if Global's pre-tax operating earnings equal or exceed $1,200,000 for the period from July 1, 1997 through June 30, 1998, which did not occur and
         ii) shares equal in market value to the lesser of $45 million or eight times Global pre-tax operating earnings for the period from July 1, 1999 through June 30, 2000 minus the fair market value on the date of issuance of the 145,000 share initial consideration. The following table summarizes the acquisition.

         Purchase price                                $              2,900,000
         Liabilities assumed                                          4,530,741
         Fair value of assets acquired                               (6,511,954)
                                                              ------------------
Goodwill                                               $                918,787
                                                              ==================


         The assets acquired included two patents, one (the "Troy Patent") is valued at $4,819,000, and is being amortized over its remaining life of 11 years, the other (the "Xu Patent") was valued at $404,000. In December 1998 management evaluated the recoverability of the Xu patent, by comparing its carrying amount to income generated. As a result of such evaluation the Company recorded a charge of $200,000 against this patent. The "Xu Patent" is being amortized over its remaining life of 17 years, from the date of purchase, with adjustments for future amortization in regards to the charge against it. Additionally, the Company acquired a customer list valued at $57,000, which is being amortized over 5 years.


13.      SUBSEQUENT EVENTS

The Company in February 1999, pursuant to an asset purchase agreement acquired substantially all the assets of Kaire International, Inc., ("Kaire") in exchange for the (i) issuance to Kaire, of $2,800,000 aggregate stated value of the Company's Series F Preferred stock, par value of $.001, (ii) issuance to creditors of Kaire of $350,000 aggregate stated value of the Company's Series G Preferred stock, par value of $.001, (iii) issuance to Kaire of five year warrants to purchase 200,000 shares of the Company's common stock, par value of $.001, (iv) the assumption of certain indebtedness of Kaire, (v) indemnification to certain officers of Kaire against certain liabilities accrued prior to the closing date of the asset purchase, and (vi) certain annual payments to Kaire for a period of five years commencing December 31, 1999 based upon revenues and net income.

Kaire is in the business of marketing and distributing over-the-counter pharmaceutical health products.

In March and April 1999 the Company issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pay dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock.

         2.  Exhibits Included Herein

                  See Exhibit Index on page 28 hereof for the exhibits filed as part of this Form 10-KSB.

(b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K on December 4, 1998.

(c)      Exhibit Index

Number            Description of Exhibit
2.1      Assets Purchase Agreement dated April 29, 1998 by and among Natural Health Trends
         Corp., Neal R. Heller & Elizabeth S. Heller and Florida College of Natural Health, Inc. #
2.2      Acquisition Agreement among the Company, NHTC Acquistion Corp., Kaire International,
         Inc. and the Company (the "Acquisition Agreement"). ##
3.1      Amended and Restated Certificate of Incorporation of the Company.*
3.2      Amended and Restated By-Laws of the Company.*
4.1      Specimen Certificate of the Company's Common Stock.*
4.2      Form of Class A Warrant.*
4.3      Form of Class B Warrant.*
4.4      Form of Warrant Agreement between the Company and Continental Stock Transfer and Trust
         Company.*
4.5      Form of Underwriter's Warrants.*
4.6      1994 Stock Option Plan.*
4.7      Form of Debenture.**
4.8      Registration Rights Agreement dated July 23, 1997 by and among the Company, Global and the Global Stockholders.+
4.9      Agreement as to Transfers dated July 23, 1997 by and between Capital Development, S.A.
         and the Company.+
4.10     Articles of Amendment of Articles of Incorporation of the Company.***
4.11     Articles of Amendment of Articles of Incorporation - Series C Preferred Stock.****
4.12     Articles of Amendment of Articles of Incorporation - Series E Preferred Stock.****
4.13     Articles of Amendment of Articles of Incorporation - Series F Preferred Stock.##
4.14     Articles of Amendment of Articles of Incorporation - Series G Preferred Stock.##
4.15     Articles of Amendment of Articles of Incorporation - Series H Preferred Stock.##
4.16     Form of Warrant in connection with the Acquisition Agreement.##
10.1     Agreement among Natural Health Trends Corp. Health Wellness Nationwide Corp.,
         Samantha Haimes and Leonard Haimes.++
21.1     List of Subsidiaries.
27.1     Financial Data Schedule.

*        Previously filed with the Company's Registration Statement No. 33-991184.
**       Previously filed with the Company's Form 10-QSB for the quarter ended March 31, 1997.
***      Previously filed with the Company's Form 10-QSB dated June 30, 1997.
****     Previously filed with the Company's Form 10-QSB dated September 30, 1998.
+        Previously filed with the Company's Form 8-K dated August 7, 1997.
++       Previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.
+++      Previously filed with the Company's Registration Statement No. 333-35935.
#        Previously filed with the Company's Proxy Statement on Schedule 14A, dated May 14, 1998.
##       Previously filed with the Company's Proxy Statement on Schedule 14A, dated January 25,
         1999.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 14, 1999                   NATURAL HEALTH TRENDS CORP.

                                          By:      /s/ Joseph P. Grace
                                          Joseph P. Grace, President, and Chief
                                          Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                  Name               Title                          Date
/s/ Sir Brian Wolfson              Chairman of the Board         April 14, 1999
--------------------------------
Sir Brian Wolfson

/s/ Joseph P. Grace                President, Chief Executive    April 14, 1999
--------------------------------   Officer and Director
Joseph P. Grace

/s/ Martin C. Licht                Director                      April 14, 1999
--------------------------------
Martin C. Licht

/s/ Dirk Goldwasser                Director                      April 14, 1999
--------------------------------
Dirk Goldwasser

/s/ Ralph Ellison                  Director                      April 14, 1999
--------------------------------
Ralph Ellison
                                       29