Form 10QSB
period 1999-03-31
NATURAL HEALTH TRENDS CORP
filed 1999-05-24
CIK 912061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to

                         Commission file number: 0-25238

                           NATURAL HEALTH TRENDS CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Florida                                          59-2705336
  State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization                         Identification No.)

                                 250 Park Avenue
                            New York, New York 10177
               (Address of Principal Executive Office) (Zip Code)

                                 (212) 490-6609
                 (Issuer's telephone number including area code)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                                        No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of March 31, 1999 was 6,190,909 shares.

                           NATURAL HEALTH TRENDS CORP.


                                      INDEX



                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION
       Item 1.  Financial Statements
                Consolidated Balance Sheet as of March 31, 1999             1
                (unaudited)
                Consolidated Statements of Operations (unaudited) for
                the Three months ended March 31, 1999 and 1998              2
                Consolidated Statements of Cash Flows (unaudited) for
                the Three months ended March 31, 1999 and 1998              3

                Notes to the financial statements                           4-5
       Item 2.  Management's discussion and analysis of financial
                condition and results of operations                         6-11

PART II - OTHER INFORMATION
       Item 1   Legal Proceedings                                           12
       Item 2   Changes in Securities                                       12
       Item 3   Defaults Upon Senior Securities                             12
       Item 4   Submission of Matters to a Vote of Security Holders         12
       Item 5   Other Information                                           12




       ITEM 5.III        OTHER INFORMATIONOTHE
       Item 6.           Exhibits and Reports on Form 8-K                   12

Signature                                                                   13

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 1999

                                   (UNAUDITED)





                                     ASSETS
CURRENT ASSETS:
     Cash                                                                                     $             628,539
     Restricted cash                                                                                        170,685
     Accounts receivable                                                                                    318,685
     Inventories                                                                                          1,249,206
     Prepaid expenses and other current assets                                                              104,723
                                                                                                --------------------
         TOTAL CURRENT ASSETS                                                                             2,471,838
                                                                                                --------------------
PROPERTY, PLANT AND EQUIPMENT                                                                               625,596
PREPAID ROYALTIES AND OTHER                                                                                 537,240
PATENTS AND CUSTOMER/DISTRIBUTION LISTS                                                                   9,485,769
GOODWILL                                                                                                  1,701,406
DEPOSITS AND OTHER ASSETS                                                                                    80,680
                                                                                                --------------------

                                                                                              $          14,902,529
                                                                                                ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdraft                                                                           $           1,053,307
     Accounts payable                                                                                     2,898,101
     Accrued expenses                                                                                     1,719,696
     Accrued consulting contract                                                                            405,385
     Note payable                                                                                           170,000
     Accrued expenses for discontinued operations                                                           314,593
     Current portion of long term debt                                                                      314,684
     Other current liabilities                                                                              121,997
                                                                                                --------------------
         TOTAL CURRENT LIABILITIES                                                                        6,997,763
                                                                                                --------------------


COMMON STOCK SUBJECT TO PUT                                                                                 380,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 1,500,000 shares authorized; 5,800 shares
         issued and outstanding                                                                           5,438,515
     Common stock, $.001 par value; 50,000,000 shares authorized;
         6,220,331 shares issued and outstanding                                                              6,221
     Additional paid-in capital                                                                          18,203,393
     Accumulated deficit                                                                                (15,743,363)
     Common stock subject to put                                                                           (380,000)
                                                                                                --------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                       7,524,766
                                                                                                --------------------

                                                                                              $          14,902,529
                                                                                                ====================

                 See notes to consolidated financial statements.

                          NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                             ---------------------------------------
                                                                                                    1999               1998
                                                                                             ---------------------------------------
REVENUES                                                                                 $          2,804,920 $            429,884

COST OF SALES                                                                                         667,759              112,099
                                                                                             ------------------   ------------------
GROSS PROFIT                                                                                        2,137,161              317,785

DISTRIBUTOR COMMISSIONS                                                                             1,261,502                    -

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                                                        1,431,434              839,125
                                                                                             ------------------   ------------------
OPERATING LOSS                                                                                       (555,775)            (521,340)

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                                                (849)                   -

LOSS ON FOREIGN EXCHANGE                                                                               (8,476)                   -

OTHER EXPENSE:
     Interest (net)                                                                                   (10,343)             (62,753)
                                                                                             ------------------   ------------------
LOSS FROM CONTINUING OPERATIONS                                                                      (575,443)            (584,093)

DICONTINUED OPERATIONS:
     Income From Discontinued Operations                                                                    -               19,028
                                                                                             ------------------   ------------------
LOSS BEFORE EXTRAORDINARY GAIN                                                                       (575,443)            (565,065)

EXTRAORDINARY GAIN FROM FORGIVENESS OF DEBT                                                                 -            1,361,143
                                                                                             ------------------   ------------------
NET INCOME (LOSS)                                                                                    (575,443)             796,078

PREFERRED STOCK DIVIDEND                                                                              758,136                    -
                                                                                             ==================   ==================
NET INCOME (LOSS) TO COMMON STOCKHOLDERS                                                  $        (1,333,579) $           796,078
                                                                                             ==================   ==================
INCOME (LOSS) PER COMMON SHARE:
     Continuing Operations                                                                $             (0.09) $             (0.66)
     Discontinued Operations                                                                                -                 0.02
     Extraordinary Gain                                                                                     -                 1.53
     Preferred stock dividend                                                                           (0.12)                   -
                                                                                             ------------------   ------------------
     Net Income (loss)                                                                    $             (0.21) $              0.89
                                                                                             ==================   ==================
WEIGHTED AVERAGE COMMON SHARES USED                                                                 6,220,331              892,386
                                                                                             ==================   ==================

                 See notes to consolidated financial statements.

                          NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                             ---------------------------------------
                                                                                                     1999                 1998
                                                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $          (575,443) $           796,078
                                                                                             ------------------   ------------------
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                                                                 192,202              188,424
         Loss on disposal of fixed asset                                                                     -               29,745
         Interest settled by issuance of stock                                                               -                8,858

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                                   (137,541)             123,620
         Decrease in inventories                                                                       151,265              254,774
         (Increase) decrease in prepaid expenses                                                       (75,790)              71,097
         Decrease in deposits and other assets                                                          69,670              220,342
         Decrease in accounts payable and cash overdraft                                            (1,618,917)          (1,086,493)
         Increase (decrease) in accrued expenses                                                     1,274,630             (772,273)
         Increase in deferred revenue                                                                        -              173,937
         Increase in accrued Interest                                                                        -               57,466
         Increase (decrease) in other current liabilities                                              (38,481)             103,778
         Increase (decrease) in accrued expenses for discontinued operations                                91              (18,903)
                                                                                             ------------------   ------------------
            TOTAL ADJUSTMENTS                                                                         (182,871)            (645,628)
                                                                                             ------------------   ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                   (758,314)             150,450
                                                                                             ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                              (21,701)             (27,151)
     Business acquisitions                                                                            (106,587)                   -
     Disposition of Discontinued Operations                                                                  -              (19,633)
                                                                                              -----------------   ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (128,288)             (46,784)
                                                                                              -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in due to affiliate                                                                      250,000                    -
     Proceeds from preferred stock                                                                     849,015              261,000
     Increase in revolving credit line                                                                 314,593                    -
     Proceeds from notes payable and long-term debt                                                          -               34,666
     Payments of notes payable and long-term debt                                                     (192,687)            (186,027)
                                                                                             ------------------   ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            1,220,921              109,639
                                                                                             ------------------   ------------------
NET INCREASE IN CASH                                                                                   334,319              213,305

CASH, BEGINNING OF PERIOD                                                                              294,220              104,784
                                                                                             ------------------   ------------------
CASH, END OF PERIOD                                                                        $           628,539  $           318,089
                                                                                             ==================   ==================

                 See notes to consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Natural Health Trends Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 1998.

2.       ACQUISITIONS

         In February 1999, the Company's newly formed wholly-owned subsidiary, Kaire Nutraceuticals, acquired substantially all of the assets (the "Kaire Assets") of Kaire International, Inc.("Kaire"). In exchange for the Kaire Assets, the Company issued (i) to Kaire, $2,800,000 aggregate stated value of Series F Preferred Stock; (ii) to two creditors of Kaire, $350,000 aggregate stated value of Series G Preferred Stock and (iii) to Kaire, five-year warrants to purchase 200,000 shares of the Company's common stock exercisable at $4.06 per share. In addition, Kaire Nutraceuticals has agreed to make certain payments to Kaire each year for a period of five years (the "Kaire Payments") commencing with the year ending December 31, 1999, to be determined as follows:

                  (i) 25% of the net income of Kaire Nutraceuticals if the net sales of Kaire Nutraceuticals in any such year are between $1 an $10,000,000;

                  (ii) 33% of Kaire Nutraceuticals' net income if its net sales are between $10,000,000 and $15,000,000;

                  (iii) 40% of Kaire Nutraceuticals' net income if its net sales are between $15,000,000 and $40,000,000; and

                  (iv) 50% of Kaire Nutraceuticals' net income if its net sales are in excess of $40,000,000.

         The following schedule combines the unaudited pro forma results of operations of the Company and this acquisition for the three months ended March 31, 1999 and 1998 as if the acquisition had occurred on January 1, 1998 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1998.

                                                           Quarter Ended               Quarter Ended
                                                           March 31, 1999               March 31, 1998
                                                           --------------               --------------
                  Net sales                              $    5,110,000                  $   8,150,000
                  Net loss                               $      790,000                  $     450,000
                  Preferred stock dividends              $      820,000                  $      50,000
                  Loss to common stockholders            $    1,610,000                  $     500,000
                  Loss per share                                   0.23                  $        0.56
                  Shares used in computation                  6,220,331                        892,386




                                        5

Item2. Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with the consolidated financial statements and notes contained in Item 1 hereof.

Forward Looking Statements

         When used in Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words "will likely result", "the Company expects", "will continue", "is anticipated", "estimated", "projected", "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

         Prior to August 1997, the Company's operations consisted of the operations of Natural Health Care Centers, and vocational schools. Upon the acquisition of Global Health Alternatives, Inc. ("GHA") on July 23, 1997, the Company commenced marketing and distributing a line of natural, over-the-counter homeopathic pharmaceutical products. In February 1999, the Company formed a subsidiary, Kaire Nutraceuticals, Inc.("KNI"), and acquired the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. The Company discontinued the operations of the natural health care centers during the third quarter of 1997 and sold the vocational schools in August 1998. During most of the year ended December 1997, the Company's ongoing lines of business were not in operation, not having been acquired until July 1997 and February 1999.

Three Months Ended March 31, 1999 Compared To The Three Months Ended March 31, 1998

         Net Sales. Net sales for three months ended March 31, 1999 were approximately $2,805,000 as compared to net sales for the three months ended March 31, 1998 of approximately $430,000, an increase of approximately $2,375,000 or 552.3%. Sales for the three months ended March 31, 1998 were primarily from GHA. The increase in sales is primarily attributable to KNI's sales of approximately $2,520,000 which commenced February 19, 1999. GHA's revenues declined 33.7% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1999 due to a change in the marketing approach used by the Company to a less capital intensive method.

         Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 1999 was approximately $668,000 or 23.8% of net sales. Cost of goods sold for the three months ended March 31, 1998 was approximately $112,000 or 26.0% of net sales. The total cost of goods sold increased by approximately $556,000 or 496.4%. The Company believes that the increase was primarily attributable to KNI and its related operations. The decrease in the cost of goods sold as a percentage of net sales is also attributable to the effect of KNI's sales due to the different pricing structure associated with KNI's sales distribution channel.

         Gross Profit. Gross profit increased from approximately $318,000 in the three months ended March 31, 1998 to approximately $2,137,000 in the three months ended March 31, 1999. The increase was approximately $1,819,000 or 572.0%. The increase was attributable to KNI is sales.

         Commissions. Associate commissions were approximately $1,262,000 or 45.0% of net sales in the three months ended March 31, 1999 attributable to KNI's marketing system.

         Selling, General and Administrative Expenses. Selling, general and administrative costs increased from approximately $839,000 or 195.1% of sales in the three months ended March 31, 1998 to approximately $1,431,000 or 51.02% of sales in the three months ended March 31, 1999, an increase of approximately $592,000 or 70.6%. The increase is primarily attributable to KNI's operations..

         Loss from Operations. Operating losses increased from approximately $521,000 in the three months ended March 31, 1998 to approximately $556,000 in the three months ended March

31, 1999 representing a 6.7% increase in the loss or approximately $35,000 between comparable periods. This increase is due to larger losses being incurred by GHA due to reduced revenues without a corresponding reduction in operating expenses. Income generated by KNI's operations partially offset this loss.

         Minority Interest. The income offset of approximately $1,000 in the three months ended March 31, 1999 for minority interest was a reflection of the profitability of the Australia and New Zealand subsidiaries. KNI owns 51% of such subsidiaries.

         Loss on Foreign Exchange. As a part of the acquisition of KNI, the Company acquired interests in KNI's subsidiaries in Australia, New Zealand, Trinidad and Tobago and the United Kingdom. During the three months ended March 31, 1999, the net loss on foreign exchange adjustments was approximately $9,000.

         Other Expenses. Other expenses of approximately $63,000 or 14.7% of sales in the three months ended March 31, 1998 declined to approximately $10,000 or 0.4% of sales in the three months ended March 31, 1999, a change of approximately $53,000. This decrease is due primarily to a workout of various debt and payables of GHA during the three months ended March 31, 1998 resulting in an overall reduction in interest bearing liabilities.

         Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the three months ended March 31, 1999 or the three months ended March 31, 1998 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carryforwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has not been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

         Net Loss from Continuing Operations. Net loss from continuing operations was approximately $576,000 in the three months ended March 31, 1999 or 20.5% of net sales as compared to approximately $565,000 or 135.8 % of net sales in the three months ended March 31, 1998. Of the net loss from continuing operations, approximately $658,000 was attributable to

GHA's operations and net income of approximately $82,000 was attributable to KNI's operations.

         Discontinued Operations. In February, 1998, the Company closed the natural health care center in Pompano Beach, Florida. The anticipated gain on this discontinued operation was reflected in the three months ended March 31, 1998.

         Gain on Forgiveness of Debt. During the three months ended March 31, 1998, the Company realized a $1.4 million gain on the work-out of various debt and payables of GHA.

         Net Income (Loss). Net income loss was approximately $576,000 in the three months ended March 31, 1999 or 20.5% of net sales as compared to approximately $796,000 of net income or 185.1 % of net sales in the three months ended March 31, 1998. The difference is primarily related to the extraordinary gain on forgiveness of debt in the three months ended March 31, 1998 as described above.

Liquidity and Capital Resources:

         The Company has funded its working capital and capital expenditure requirements primarily from cash provided through borrowings from institutions and individuals, and from the sale of its securities in private placements. The Company's other ongoing source of cash receipts has been from the sale of GHA's and KNI's products.

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

         In July 1998, the Company issued $75,000 face amount of Series D Preferred Stock, which was redeemed in August 1998 for $91,291.

         In August 1998, the Company issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $211,000. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue 75% of the market value of the common stock.

         In March and April 1999, the Company issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock.

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

         At March 31, 1999, the Company's ratio of current assets to current liabilities was .36 to 1.0 and the Company had a working capital deficit of approximately $4,370,000.

         Cash used in operations for the period ended March 31, 1999 was approximately $758,000 attributable primarily to the net loss of approximately $575,000, decreases in accounts payable of approximately $1,619,000 offset by increases in accrued expenses of approximately $1,275,000. Cash used by investing activities during the period was approximately $128,000, which was primarily related to the KNI acquisition. Cash provided by financing activities during the period was approximately $1,221,000, primarily from the issuance of preferred stock of approximately $849,000 and an increase in the revolving credit line of approximately $315,000. Total cash increased by approximately $334,000 during the period.

         The Company anticipate that further additional financing will be required to finance its continuing operations during the next twelve months, principally to fund KNI's operations. The Company has revised its business plan of marketing development and support for GHA's products, decreasing its emphasis on mass market advertising. Instead, the Company plans to use its resources for the development of other less capital-intensive distribution channels. The Company believe that KNI will require approximately $1,600,000, over the next twelve months and that GHA will not require any additional financing provided that GHA is successful in reaching satisfactory settlements with its creditors. As of March 31, 1999, GHA owed approximately $1,660,000 to creditors and had a working capital deficit of $1,694,000.
In the event that the Company cannot reach satisfactory settlements with GHA's creditors, the Company may discontinue the operations of GHA. There can be no assurance that the Company will be able to achieve satisfactory settlements with its creditors or secure such additional financing. The

Company's failure to achieve satisfactory settlements with its creditors or secure additional financing would have a material adverse effect on its business, prospects, financial conditions and results of operations.

Year 2000 Issue:

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four digit year entries to distinguish years beginning with 2000 from prior years. The Company is in the process of becoming compliant with the Year 2000 requirements and believe that its management information systems will be compliant on a timely basis at an approximate cost of $150,000. The Company currently does not anticipate that the Company will experience any material disruption to its operations as a result of the failure of its management information systems to be Year 2000 compliant. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which its management information system interface will continue to properly interface with its system and will otherwise be compliant on a timely basis with Year 2000 requirements. The Company currently is developing a plan to evaluate the Year 2000 compliance status of third parties with which its system interfaces. Any failure of the Company's management information system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on its business, financial condition, and operating results.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 26, 1999, Gusrac Kaplan & Bruno commenced an action against the Company in the Supreme Court of the State of New York for unpaid legal fees of approximately $60,000. The Company is vigorously defending the action.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant ot the exemption from the registration requirement under
Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, on March 15,1999 and April 13, 1999 the Company sold an aggregate of 1,400 shares of Series H Convertible Preferred Stock at a purchase price of $1,000 per share to two accredited investors. The Company paid placement agent fees of $168,000 to BLH, Inc. in connection with the offering. In connection with the purchase of substantially all of the assets of Kaire International, Inc., the Company issued $2,800,.000of Series F Preferred Stock, $35,000of Series G Preferred Stock and 200,000 Common Stock Purchase Warrants. In connection with the acquisition of substantially all of the assets of Kaire International, inc. The Company has agreed to issue approximately $430,000 of convertible preferred stock to BLH, Inc.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         On February 17, 1999, the Company held a special meeting of the stockholders. The following actions took place.

(i) The stockholders approved the issuance of shares of Common Stock in connection with the acquisition of substantially all of the assets of Kaire International. Inc. In connection with (A) conversion of $2,800,000 of Series F Preferred Stock, (B) conversion of $350,000 of Series G Preferred Stock and
(C) 200,000 Common stock Purchase Warrants.  The voting was as follows:
3,381,581 for, 16,617 against and 76,154 abstain.

(ii) The stockholders approved the issuance of shares of Common Stock upon the conversion of shares of Series E Preferred Stock. The voting was as follows:
3,328,515 for, 18,649 against and 87,966 abstain.

(iii) The stockholders approved the future offer and sale of up to $4,000,000 aggregate stated value of Series H Preferred Stock and the issuance of shares of Common Stock upon the conversion of the Series H Preferred Stock. The voting was as follows: 3,221,445 for, 114,944 against and 87,966 abstain.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None

         (b)  Reports on Form 8-K

         The Company filed current reports on Form 8-K on January 25, 1999, February 19, 1999, and May 5, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     NATURAL HEALTH TRENDS CORP.



                                                     By: /s/   Joseph P. Grace
                                                       -----------------------
                                                       Joseph P. Grace
                                                       President

                                                     By: /S/   Mark Woodburne
                                                       -----------------------
                                                       Mark Woodburne
                                                       Chief Financial Officer

Date:   May , 1999

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

