Form 10QSB
period 1999-06-30
NATURAL HEALTH TRENDS CORP
filed 1999-08-23
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

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

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of June 30, 1999 were 6,220,331 shares.

                           NATURAL HEALTH TRENDS CORP.

                      QUARTERLY PERIOD ENDED JUNE 30, 1999


                                      INDEX



                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION
       Item 1.    Financial Statements
                  Condensed Consolidated Balance Sheet                     1
                  Condensed Consolidated Statements of Operations          2
                  Condensed Consolidated Statements of Cash Flows          3
                  Notes to Condensed Consolidated Financial Statements     4-5
       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6-9

PART II - OTHER INFORMATION
       Item 1.    Legal Proceedings                                        10
       Item 2.    Changes in Securities and use of Proceeds                10
       Item 3.    Defaults Upon Senior Securities                          10
       Item 4.    Submission of Matters to a Vote of Security Holders      10
       Item 5.    Other Information                                        10
       Item 6.    Exhibits and Reports on Form 8-K                         10

       Signature                                                           11

                           NATURAL HEALTH TRENDS CORP.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
       Cash                                                                                $                563,477
       Restricted Cash                                                                                      231,431
       Account Receivables                                                                                  653,632
       Inventory                                                                                          1,111,995
       Prepaid expenses and other current assets                                                             47,379
                                                                                             -----------------------
            TOTAL CURRENT ASSETS                                                                          2,607,914
                                                                                             -----------------------
       Property and equipment, net                                                                          769,015
       Long term prepaids                                                                                   553,805
       Capitalized acquisition costs                                                                        152,691
       Patents and customer lists                                                                         9,572,901
       Goodwill                                                                                           2,072,796
       Deposits and other assets                                                                             50,809
                                                                                             -----------------------
            Total Assets                                                                   $             15,779,931
                                                                                             =======================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Checks written in excess of deposits                                                $                489,857
       Accounts payable                                                                                   3,406,798
       Accrued expenses                                                                                   1,858,489
       Accrued expenses for discontinued operations                                                         304,593
       Notes payable                                                                                        614,684
       Notes payable related parties                                                                         60,268
       Accrued consulting contract                                                                          405,385
       Other current liabilities                                                                            295,982
                                                                                             -----------------------
            TOTAL CURRENT LIABILITIES                                                                     7,436,056
                                                                                             -----------------------
Capital lease obligations, net of current portion                                                           122,251
Common stock subject to put                                                                                 380,000

STOCKHOLDERS' EQUITY:
       Preferred stock                                                                                    6,716,000
       Common stock                                                                                           6,221
       Additional paid in capital                                                                        18,125,536
       Accumulated deficit                                                                              (16,626,133)
       Common stock subject to put                                                                         (380,000)
                                                                                             -----------------------
            TOTAL STOCKHOLDERS' EQUITY                                                                    7,841,624
                                                                                             -----------------------
                                                                                           $             15,779,931
                                                                                             =======================

                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                            Six Months Ended
                                                         June 30,                                     June 30,
                                                   --------------------------------------   --------------------------------------
                                                         1999                 1998                  1999                  1998
                                                   -----------------   ------------------   ------------------   -----------------
Revenues                                         $        4,820,471  $           402,947  $         7,625,391  $          832,831
Cost of sales                                               868,927              111,255            1,536,686             223,354
                                                   -----------------   ------------------   ------------------   -----------------
Gross profit                                              3,951,544              291,692            6,088,705             609,477
Distributor commissions                                   2,343,986                    0            3,605,488                   0
Selling, general and administrative expenses              2,241,703              858,325            3,673,137           1,697,450
                                                   -----------------   ------------------   ------------------   -----------------
Operating loss                                             (634,145)            (566,633)          (1,189,920)         (1,087,973)
Minority interest in gain (loss) of subsidiaries             11,465                    0               10,616                   0
Gain on foreign exchange                                     11,058                    0                2,582                   0
Interest (net)                                              (27,716)            (158,546)             (38,059)           (269,053)
                                                   -----------------   ------------------   ------------------   -----------------
Loss from continuing operations                            (639,338)            (725,179)          (1,214,781)         (1,357,026)
                                                   -----------------   ------------------   ------------------   -----------------
Discontinued operations:
Loss from discontinued operations                                 0             (131,225)                   0             (83,471)
Gain on disposal                                                  0                    0                    0              19,028
                                                   -----------------   ------------------   ------------------   -----------------
Gain from discontinued operations                                 0             (131,225)                   0             (64,443)
                                                   -----------------   ------------------   ------------------   -----------------
Loss before extraordinary gain                             (639,338)            (856,404)          (1,214,781)         (1,421,469)
Extraordinary gain - forgiveness of debt                      1,471              146,949                1,471           1,508,092
                                                   -----------------   ------------------   ------------------   -----------------
Net income (loss)                                          (637,867)            (709,455)          (1,213,310)             86,623

Preferred stock dividends                                   358,274                    0            1,043,039                   0
                                                   -----------------   ------------------   ------------------   -----------------
Net income (loss) to common shareholders         $         (996,141) $          (709,455) $        (2,256,349) $           86,623
                                                   =================   ==================   ==================   =================
Basic and diluted income (loss) per common share:
     Continuing operations                       $            (0.16) $             (0.69) $             (0.20) $            (1.40)
     Discontinued operations                                   0.00                (0.13)                0.00               (0.07)
     Extraordinary gain                                        0.00                 0.14                 0.00                1.55
     Preferred stock divided                                  (0.06)                0.00                (0.17)               0.00
                                                   -----------------   ------------------   ------------------   -----------------
Net income (loss) to common shareholders         $            (0.10) $             (0.68)$               0.37 $              0.08
                                                   =================   ==================   ==================   =================
Basic and diluted weighted common shares used             6,220,331            1,047,385            6,220,331             969,886
                                                   =================   ==================   ==================   =================

                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                             ---------------------------------------------------
                                                                                    1999                       1998
                                                                             -----------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $             (1,213,310) $                   86,623

         Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities:
                Depreciation and amortization                                               386,775                     272,999
                Loss on disposal of fixed asset                                                                               0
                Interest settled by issuance of stock                                                                     8,858

            Changes in assets and liabilities, net of business combination:
                (Increase) decrease in accounts receivable                                 (472,488)                     35,688
                Decrease in inventories                                                     288,476                     266,533
                Increase in prepaid expenses                                                (35,011)                   (428,085)
                Decrease in property and equipment                                                0                      32,737
                Decrease in deposits and other assets                                        99,541                     191,864
                Decrease in accounts payable                                             (1,075,406)                 (1,341,287)
                Increase (decrease) in accrued expenses                                   1,458,038                    (464,192)
                Increase in accrued consulting contract                                           0                     113,524
                Increase (decrease) in other current liabilities                            257,501                     (62,467)
                Increase (decrease) in accrued expenses for
                  discontinued operations                                                   (10,000)                          0
                                                                             -----------------------   -------------------------
            Net cash used in continuing operations                                         (315,884)                 (1,287,205)
            Net cash used in discontinued operations                                              0                    (447,624)
                                                                             -----------------------   -------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                      (315,884)                 (1,734,829)
                                                                             -----------------------   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash                                                            (60,746)                          0
     Decrease in cash overdraft                                                            (556,154)                          0
     Capital expenditures                                                                   (21,701)                          0
     Proceeds from related party                                                             60,268                           0
     Business acquisitions                                                                 (417,541)                          0
     Disposition of Discontinued Operations                                                       0                     500,560
                                                                             -----------------------   -------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                        (995,874)                    500,560
                                                                             -----------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in due to affiliate                                                          250,000                           0
      Proceeds from preferred stock                                                       1,201,015                   3,768,500
      Redemption of preferred stock                                                               0                  (2,500,000)
      Proceeds from notes payable and long-term debt                                        130,000                     196,517
      Payments of notes payable and long-term debt                                                0                    (279,926)
                                                                             -----------------------   -------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 1,581,015                   1,185,091
                                                                             -----------------------   -------------------------

NET INCREASE IN CASH                                                                        269,257                     (49,178)

CASH, BEGINNING OF PERIOD                                                                   294,220                      67,023

                                                                             =======================   =========================
CASH, END OF PERIOD                                                        $                563,477  $                   17,845
                                                                             =======================   =========================

                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       1.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Natural Health Trends Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, (consisting of normal recurring accruals), of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10- KSB for the year ended December 31, 1998.

       Reclassifications

          Certain prior period amounts have been reclassified to conform to the current period presentation.

       2.   ACQUISITIONS

          In February 1999, the Company's newly formed wholly-owned subsidiary, Kaire Nutraceuticals, acquired substantially all of the assets (the "Kaire Assets") of Kaire International, Inc. ("Kaire"). In exchange for the Kaire Assets, the Company issued (i) to Kaire, $2,800,000 aggregate stated value of Series F Preferred Stock; (ii) to two creditors of Kaire, $350,000 aggregate stated value of Series G Preferred and (iii) to Kaire, five-year warrants to purchase 200,000 shares of the Company's common stock exercisable at $4.06 per share. In addition, Kaire Nutraceuticals has agreed to make certain payments to Kaire each year for a period of five years (the "Kaire Payments") commencing with the year ending December 31, 1999, to be determined as follows:

                  (i) 25% of the net income of Kaire Nutraceuticals if the net sales of Kaire Nutraceuticals in any such year are between $1 and $10,000,000;

                  (ii) 33% of Kaire Nutraceuticals' net income if it's net sales are between $10,000,000 and $15,000,000;

                  (iii) 40% of Kaire Nutraceuticals' net income if it's net sales are between $15,000,000 and $40,000,000; and

                  (iv) 50% of Kaire Nutraceuticals' net income if it's net sales are in excess of $40,000,000.

         The following schedule combines the unaudited pro forma results of operations of the Company and this acquisition for the six months ended June 30, 1999 and 1998 as if the acquisition had occurred on January 1, 1998 and includes such adjustments, which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1998.

                                    Six Months Ended          Six Months Ended
                                      June 30, 1999             June 30, 1998
                                   --------------------      ------------------


Net sales                          $    9,928,000             $   15,718,000
Net loss                           $    1,432,000             $    2,265,000
Preferred stock dividends          $      911,000             $      238,000
Loss to common stockholders        $    2,343,000             $    1,022,000
Loss per share                                   .38          $            1.05
Shares used in computation              6,220,331                    969,866

       Item 2.        Management's Discussion and Analysis  or Plan of Operation

       The following discussions should be read in conjunction with the condensed consolidated financial statements and notes contained in Item 1 hereof.

       Forward Looking Statements

                When used in Form  10-QSB and in future  filings by the  Company with the Securities and Exchange Commission, the words "will likely result", "the Company expects", "will continue", "is anticipated", "estimated", "projected", "outlook" or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

       OVERVIEW

                Prior to August 1997, the Company's operations consisted of the operations of Natural Health Care Centers, and vocational schools. Upon the acquisition of Global Health Alternatives, Inc. ("GHA") on July 23, 1997, the Company commenced marketing and distributing a line of natural, over-the-counter homeopathic pharmaceutical products. In February 1999, the Company formed a subsidiary, Kaire Nutraceuticals, Inc. ("KNI"), and acquired the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. The Company discontinued the operations of the natural health care centers during the third quarter of 1997 and sold the vocational schools in August 1998. During most of the year ended December 1997, the Company's ongoing lines of business were not in operation, not having been acquired until July 1997 and February 1999, respectively.

       RESULTS OF OPERATIONS

       Six Months Ended June 30, 1999 Compared To The Six Months Ended June 30, 1998

                Net Sales. Net sales for the six months ended June 30, 1999 were approximately $7,625,000 as compared to net sales for the six months ended June 30, 1998 of approximately $833,000, an increase of approximately $6,792,000 or 915.4%. Sales for the six months ended June 30, 1998 were primarily from GHA. The increase in sales is primarily attributable to KNI's sales of approximately $7,054,000, which commenced operations on February 19, 1999. GHA's revenues declined 31.4% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due to a change in the marketing approach used by the Company to a less capital intensive method.

                Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 1999 was approximately $1,537,000 or 20.2% of net sales. Cost of goods sold for the six months ended June 30, 1998 was approximately $223,000 or 26.8% of net sales. The total cost of goods sold increased by approximately $1,314,000 or 589.2%. The Company believes that the increase was primarily attributable to KNI and its related operations. The decrease in the cost of goods sold as a percentage of net sales is also attributable to the effect of KNI's sales due to the different pricing structure associated with KNI's sales distribution channel.


                Gross Profit. Gross profit increased from approximately $609,000 in the six months ended June 30, 1998 to approximately $6,089,000 in the six months ended June 30, 1999. The increase was approximately $5,480,000 or 1,000.0%. The increase was primarily attributable to the increase in KNI's sales.

                Commissions. Associate commissions were approximately $3,605,000 or 47.3% of net sales in the six months ended June 30, 1999 attributable to KNI's marketing system.

                Selling, General and Administrative Expenses. Selling, general and administrative costs increased from approximately $1,697,000 or 203.0% of sales in the six months ended June 30, 1998 to approximately $3,673,000 or 48.2% of sales in the six months ended June 30, 1999, an increase of approximately $1,957,000 or 214.0%. The increase in selling, general and administration expenses and the corresponding decrease as a percentage of sales is primarily attributable to KNI's operations.

                Loss  from   Operations.   Operating   losses   increased   from
       approximately  $1,088,000  in the  six  months  ended  June  30,  1998 to
       approximately   $1,190,000   in  the  six  months  ended  June  30,  1999
       representing a 9.4% increase in the loss or approximately $102,000 between comparable periods. This increase is due to larger losses being incurred by GHA due to reduced revenues without a corresponding reduction in operating expenses and increased expenses in corporate overhead.

                Minority Interest. The income offset of approximately $11,000 in the six months ended June 30, 1999 for minority interest is a reflection of the profitability of the Australia and New Zealand subsidiaries.
       KNI owns 51% of such subsidiaries.

                Gain on Foreign Exchange. As a part of the acquisition of KNI, the Company acquired interests in KNI's subsidiaries in Australia, New Zealand, Trinidad and Tobago and the United Kingdom. During the six months ended June 30, 1999, the net gain realized on foreign exchange adjustments was approximately $2,600.

                Interest (Net). Interest expenses of approximately $269,000 or 32.2% of sales in the six months ended June 30, 1998 declined to approximately $38,000 or 0.5% of sales in the six months ended June 30, 1999, a change of approximately $86,000. This decrease is due primarily to a workout of various debts and payables of GHA resulting in an overall reduction in interest bearing liabilities.

                Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the six months ended June 30, 1999 or the six months ended June 30, 1998 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carryforwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has not been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                Net Loss from Continuing Operations. Net loss from continuing operations was approximately $1,215,000 in the six months ended June 30, 1999 or 15.9% of net sales as compared to approximately $1,357,000 or 163 % of net sales in the six months ended June 30, 1998. Of the net loss from continuing operations, approximately $121,000 was attributable to KNI's operations.

                Discontinued Operations. In February 1998, the Company closed the natural health care center in Pompano Beach, Florida. The anticipated loss on this discontinued operation was reflected in the six months ended June 30, 1998.

                Gain on Forgiveness of Debt. During the six months ended June 30, 1999 and the six months ended June 30, 1998, the Company realized approximately a $1,000 gain and a $1,508,000 gain, respectively, on the workout of various debt and payables of GHA.

                Net Income (Loss). Net loss was approximately $1,213,000 in the six months ended June 30, 1999 or 15.9% of net sales as compared to approximately $87,000 net gain or 10.4% of net sales in the six months ended June 30, 1998. The difference is primarily related to GHA's gain on forgiveness of debt in the approximate amount of $1,508,000.


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

         In June 1999 the Company borrowed $50,000 from H. Newcomb Eldredge and in July 1999, $50,000 from Capital Development S.A. and issued nine month secured promissory notes, secured by a credit card reserve account.

         In June 1999 the Company borrowed $100,000 from BLH, Inc., debt service terms are currently being negotiated.

         In August 1999 the Company borrowed $150,000 from Filin Corporation, Inc. and issued a secured promissory note, which is due upon the earlier of the closing of a public offering or September 28, 1999.

         At June 30, 1999, the Company's ratio of current assets to current liabilities was .35 to 1.0 and the Company had a working capital deficit of approximately $4,838,000.

         Cash used in operations for the period ended June 30, 1999 was approximately $872,000 attributable primarily to the net loss of approximately $1,213,000 and decreases in accounts payable of approximately $1,632,000 offset by increases in accrued expenses of approximately $1,458,000. Cash used by investing activities during the period was approximately $440,000, which primarily relates to the KNI acquisition and computer upgrades at KNI. Cash provided by financing activities during the period was approximately $1,581,000, primarily from the issuance of preferred stock of approximately $1,201,000 and an increase in the revolving credit line of approximately $315,000. Total cash increased by approximately $269,000 during the period.

         The Company anticipates that further additional financing of $ 1,500,000 will be required to finance its continuing operations during the next twelve months, principally to fund KNI's operations. The Company has revised its business plan of marketing development and support for GHA's products, decreasing its emphasis on mass-market advertising. Instead, the Company plans to use its resources for the development of other less capital-intensive distribution channels. The Company believes that KNI will require approximately $1,000,000, over the next twelve months and that GHA will not require any additional financing provided that GHA is successful in reaching satisfactory settlements with its creditors. As of June 30, 1999, GHA owed approximately $2,129,000 to creditors and had a working capital deficit of $1,818,000. In the event that the Company cannot reach satisfactory settlements with GHA's creditors, the Company may discontinue the operations of GHA. There can be no assurance that the Company will be able to achieve satisfactory settlements with its creditors or secure such additional financing. The Company's failure to achieve satisfactory settlements with its creditors or secure additional financing would have a material adverse effect on its business, prospects, financial conditions and results of operations.

        The Company has filed a registration statement for a public offering of approximately $ 5,000,000 of it's securities, however, there can be no assurance that such public offering will be consummated.


Year 2000 Issue:

        The  Company is  currently  addressing  a universal  situation  commonly referred to as the "Year 2000 Problem." Many currently installed computer operating systems and software products, as well as, embedded chips are coded to accept only two-digit entries to represent years in the date code field. This failure to properly recognize and process date-sensitive information relative to the Year 2000 and beyond could cause business disruptions or result in unreliable data. Computer systems and products that do not accommodate four-digit year entries will need to be upgraded or replaced to accept four digit year entries to distinguish years beginning with 2000 from prior years. The Company is in the process of becoming compliant with the Year 2000 requirements and believes that its management information systems will be compliant on a timely basis at an approximate cost of $50,000. The Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of its management information systems to be Year 2000 compliant. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which its management information system interface will continue to properly interface with its system and will otherwise be compliant on a timely basis with Year 2000 requirements. The Company currently is developing a plan to evaluate the Year 2000 compliance status of third parties with which its system interfaces. Any failure of the Company's management information system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on its business, financial condition, and operating results.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 26, 1999, Gusrae Kaplan & Bruno commenced an action against the Company in the Supreme Court of the State of New York for unpaid legal fees of approximately $60,000. The Company has settled such litigation.

Item 2.  Changes in Securities and Use of Proceeds

         In July 1999 in a private placement under section 4(2) of the Securities Act of 1933, as amended, the Company issued $100,000 of its promissory notes and an aggregate of 20,000 warrants to two accredited investors. The warrants are exercisable for a period of five years at an exercise price of $3.71 per share.

         In August 1999 in a private placement under section 4(2) of the Securities Act of 1933, as amended, the Company issued a promissory note in the amount of $150,000 to an accredited investor, together with a warrant to purchase 30,000 shares of common stock. The warrant is exercisable for a period of five years at an exercise price of $3.18 per share.


Item 3.  Defaults upon Senior Securities

          None

Item 4.  Submission of Matters to Vote of Security Holders

         None


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None

         (b) Reports on Form 8-K

         The Company filed current reports on Form 8-K on May 5, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NATURAL HEALTH TRENDS CORP.



August 23, 1999              By: /s/ Joseph P. Grace
                                    -----------------------
                                     Joseph P. Grace
                                     President

August 23, 1999              By: /s/ Mark D. Woodburn
                                    -----------------------
                                     Mark D. Woodburn
                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
No.                      Discription

2.1    Asset Purchase Agreement dated April 29, 1998 by and among Natural Health Trends Corp., Neal Heller & Elizabeth S.
       Heller and Florida College of Natural Health, Inc. (2)
2.2    Acquisition Agreement among the Company, NHTC Acquisition Corp. and Kaire International, Inc. (the, "Acquisition
       Agreement").(3)
3.1    Amended and Restated Certificate of Incorporation of the Company.(4)
3.2    Amended and Restated By-Laws of the Company.(4)
4.1    Specimen Certificate of the Company's Common Stock.(4)
4.2    Form of Class A Warrant.(4)
4.3    Form of Class B Warrant.(4)
4.5    Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company for Class A and B
       Warrants.(4)
4.8    1994 Stock Option Plan.(4)
4.9    1997 Stock Option Plan.
4.10   1998 Stork Option Plan.
4.12   Agreement as to Transfers dated July 23, 1997 by and between Capital Development, S.A. and the Company.(5)
4.13   Articles of Amendment of Articles of Incorporation of the Company.(6)
4.14   Articles of Amendment of Articles of Incorporation- Series C Preferred Stock.(7)
4.15   Articles of Amendment of Articles of Incorporation- Series E Preferred Stock.(3)
4.16   Articles of Amendment of Articles of Incorporation- Series F Preferred Stock.(3)
4.17   Articles of Amendment of Articles of Incorporation- Series G Preferred Stock.(3)
4.18   Articles of Amendment of Articles of Incorporation- Series H Preferred Stock,(3)
4.19   Articles of Amendment of Articles of Incorporation- Series I Preferred Stock.(l)
4.20   Form of Warrant in connection with the Acquisition Agreement.(3)
4.21   Form of Warrant issued to BLH,  Inc.
10.1   Agreement among Natural Health Trends Corp., Health Wellness Nationwide Corp., Samantha Haimes and Leonard
       Haimes.(8)
10.2   Agreement dated September 2, 1998 by and between the Company and BLH, Inc.(I)
10.4   Leases (Two) for Registrant's Denver, Colorado facilities.
10.5   Manufacturing and Distribution Agreement with ENZO Nutraceuticals, Ltd.(l)
10.6   Assignment of Patents Agreement dated May 23, 1997 between MikeCo., Inc. and Troy Laboratories, Inc. and H. Edward
       Troy.
10.7   Agreement dated April 8, 1998 among Global Health Alternatives, Inc. and MikeCo., Inc.,
       Troy Laboratories, Inc., H. Edward Troy, Kevin Underwood and Patrick Killorin.
27.1   Financial Data Schedule,
---------------------
        (1)     Filed with the Company Registration Statement No. 333-80465
        (2)     Previously filed with the Company  Proxy Statement on Schedule 14A, dated May 14, 1998.
        (3)     Previously filed  with the Company  Proxy Statement on Schedule 14A, dated January 25, 1999.
        (4)     Previously filed with the Registration Statement No. 33-91184.
        (5)     Previously filed with the Company's Form 8-K dated August 7, 1997.
        (6)     Previously filed with the Company's Form 10-QSB dated June 30, 1997.
        (7)     Previously filed with the Company's Form I0-QSB dated September 30, 1998.
        (8)     Previously filwith the Company's Fom 10-KSB for the year ended December 31, 1996.
        (9)     Previously filwith the Company's Form 10K-SB for the year ended December 31, 1998.
