Form 10QSB
period 1999-09-30
NATURAL HEALTH TRENDS CORP
filed 1999-11-22
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

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

                               380 Lashley Street
                               Longmont, CO 80501

               (Address of Principal Executive Office) (Zip Code)

                                 (303) 682-4637
                 (Issuer's telephone number including area code)

             Indicate by check mark whether the issuer (1) has filed
           all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
                   1934 during the preceding 12 months and (2)
                         has been subject to such filing
                       requirements for the past 90 days.

                    Yes X                                   No

                 The number of shares of issuer's Common Stock,
                  $.001 par value, outstanding as of September
                         30, 1999 were 7,169,384 shares.

                           NATURAL HEALTH TRENDS CORP.

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION

       Item 1.    Financial Statements
                  Condensed Consolidated Balance Sheet                         1
                  Condensed Consolidated Statements of Operations              2
                  Condensed Consolidated Statements of Cash Flows              3
                  Notes to Condensed Consolidated Financial Statements       4-5
       Item 2.    Management's Discussion and Analysis or Plan of Operation  6-9

PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings                                           10
       Item 2.    Changes in Securities and Use of Proceds                    10
       Item 3.    Defaults Upon Senior Securities                             10
       Item 4.    Submission of Matters to a Vote of Security Holders         10
       Item 5.    Other Information                                           10
       Item 6.    Exhibits and Reports on Form 8-K                            10

Signature                                                                     11

                           NATURAL HEALTH TRENDS CORP.
                           CONSOLIDATED BALANCE SHEET

                                                              September 30,         December 31,
                                                                   1999                 1998

       ASSETS                                                   (Unaudited)
Current Assets
       Cash                                              $            202,140 $           294,220
       Restricted cash                                                325,497            -
       Account receivables                                            529,513              19,331
       Inventory                                                    1,108,180             314,367
       Due from affiliate                                           -                     250,000
       Prepaid expenses and other current assets                      130,834               3,370
                                                             -----------------     ---------------
                Total Current Assets                                2,296,164             881,288
       Property and Equipment, net                                    765,225              78,436
       Long Term Prepaids                                             592,525             498,125
       Capitalized Acquisition Costs                                  892,926            -
       Patents and Customer Lists                                   9,450,975           4,415,049
       Goodwill                                                     1,891,772             829,468
       Deposits and Other Assets                                      106,456             150,350
                                                             -----------------     ---------------

                Total Assets                             $         15,996,043 $         6,852,716
                                                             =================     ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

       Checks written in excess of deposits              $            319,623 $          -
       Accounts payable                                             4,020,861           1,685,313
       Accrued expenses                                               202,211             139,566
       Accrued bonus payable                                          786,175            -
       Accrued payroll payable                                        682,716            -
       Accrued expenses for discontinued operations                   304,593             314,593
       Notes payable                                                  894,505            -
       Notes payable related parties                                  140,000            -
       Current portion of long term debt                            -                     314,684
       Accrued consulting contract                                    405,385             405,385
       Other current liabilities                                      411,919              38,481
                                                             -----------------     ---------------
                Total Current Liabilities                           8,167,988           2,898,022
       Capital Lease Obligations, net of current portion              109,425            -
                                                             -----------------     ---------------
                Total Liabilities                                   8,277,413           2,898,022
       Minority Interest in Consolidated Subsidiaries                (11,153)            -

Common Stock subject to Put                                           380,000             380,000

Stockholders' Equity:

       Preferred stock                                              5,590,000           1,439,500
       Common stock                                                     7,170               6,221
       Additional paid in capital                                  19,655,554          16,878,757
       Cumulative adjustments on foreign exchange                    (30,553)            -
       Accumulated deficit                                       (17,492,388)        (14,369,784)
       Common stock subject to put                                  (380,000)           (380,000)
                                                             -----------------     ---------------
                Total Stockholders' Equity                          7,349,783           3,574,694
                                                             -----------------     ---------------
       Total Liabilities and Stockholders' Equity                 $15,996,043          $6,852,716
                                                             =================     ===============

                See Notes to Consolidated Financial Statements.
                                       1

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,

                                                                 ---------------------------------
                                                                        1999              1998
                                                                 --------------  --------------
Revenues                                                       $    11,826,722  $    1,001,481
Cost of sales                                                        2,573,642         283,206
                                                                 --------------   -------------
Gross profit                                                         9,253,080         718,275
Distributor commissions                                              5,647,646         -
Selling, general and administrative expenses                         5,573,500       2,470,312
                                                                 --------------   -------------
Operating loss                                                      (1,968,066)     (1,752,037)
Minority interest in loss of subsidiaries                               49,570         -
Gain (loss) on foreign exchange                                          2,512         -
Other expense                                                            (352)         -
Interest (net)                                                        (50,166)       (336,314)
                                                                 --------------   -------------
Loss from continuing operations                                    (1,966,502)     (2,088,351)
                                                                 --------------   -------------
Discontinued operations:
Income (loss) from discontinued operations                             -              (52,317)
Gain on disposal                                                       -               614,407
                                                                 --------------   -------------
Gain from discontinued operations                                      -               562,090
                                                                 --------------   -------------
Loss before extraordinary gain (loss)                               (1,966,502)     (1,526,261)
Extraordinary gain (loss) - forgiveness of debt                          1,471         869,516
                                                                 --------------   -------------
Net loss                                                            (1,965,031)       (656,745)
                                                                 --------------   -------------
Preferred stock dividends                                            1,157,573         -

Net loss to common shareholders                                $   (3,122,604)  $    (656,745)
                                                                 ==============   =============
Basic and diluted loss per common share:
Continuing operations                                          $        (0.28)  $        (0.74)
Discontinued operations                                                -                  0.20
Extraordinary gain                                                     -                  0.31
Preferred stock dividend                                                (0.17)         -
                                                                 --------------   -------------
Net loss to common shareholders                                $        (0.45) $        (0.23)
                                                                 ==============   =============
Basic and diluted weighted common shares used                        6,979,308       2,828,559
                                                                 ==============   =============
                 See Notes to Consolidated Financial Statements.
                                        2


                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,

                                                                          ----------------------------------------
                                                                                1999                 1998
                                                                          -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $        (1,965,031) $           (656,745)
                                                                          -----------------   -------------------
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization                                                      478,524               513,401
Interest settled by issuance of stock                                             (59,087)               112,971
Write off of goodwill                                                            -                       322,219
Gain on forgiveness of debt                                                        (1,471)            -
Proceeds from sale of discontinued operations                                    -                   (1,783,333)
Increase in income from allocation of minority interest                           (11,153)            -
Changes in assets and liabilities, net of business combination:

 (Increase) decrease in accounts receivable                                      (260,785)             1,960,917
 Decrease in inventories                                                            66,151               590,084
 Increase in prepaid expenses                                                    (181,743)             (329,837)
 (Increase) decrease in property and equipment                                     (1,644)             1,197,603
 Decrease in deposits and other assets                                             252,351               202,621
 Increase (decrease) in accounts payable and cash overdraft                        622,590           (2,036,847)
 Increase (decrease) in accrued expenses                                           433,050             (410,054)
 Increase in deferred revenue                                                    -                   (1,089,647)
 Increase (decrease) in other current liabilities                                  342,885             (220,176)
 Decrease in accrued expenses for discontinued operations
                                                                                  (10,000)              (41,469)
                                                                          -----------------   -------------------
NET CASH USED IN OPERATING ACTIVITIES                                            (295,363)           (1,668,292)
                                                                          -----------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                                             (21,701)              (51,997)
 Business acquisitions                                                           (880,939)            -
 Increase in cash overdraft                                                      (729,943)            -
 Disposition of discontinued operations                                          -                     4,132,106
                                                                          -----------------   -------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (1,632,583)             4,080,109
                                                                          -----------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Decrease in due to affiliate                                                      250,000                -
 Increase in restricted cash                                                     (200,497)               250,000
 Proceeds from preferred stock                                                   1,201,015             5,283,000
 Redemption of preferred stock                                                   -                   (3,621,600)
 Cancellation of common stock                                                    -                      (96,197)
 Proceeds from notes payable and long-term debt                                    948,929               196,517
 Payments of notes payable and long-term debt                                    (363,581)           (3,506,695)
                                                                          -----------------   -------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              1,835,866           (1,494,975)
                                                                          -----------------   -------------------
NET INCREASE IN CASH                                                              (92,080)               916,842

CASH, BEGINNING OF PERIOD                                                          294,220               104,784
                                                                          -----------------   -------------------
CASH, END OF PERIOD                                                    $           202,140 $           1,021,626
                                                                          =================   ===================



                           NATURAL HEALTH TRENDS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Natural Health Trends Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, (consisting of normal recurring accruals), of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 1998.

       Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       ACQUISITIONS

         In February 1999, the Company's newly formed wholly-owned subsidiary, Kaire Nutraceuticals, Inc., acquired substantially all of the assets (the "Kaire Assets") of Kaire International, Inc. ("Kaire"). In exchange for the Kaire Assets, the Company issued (i) to Kaire, $2,800,000 aggregate stated value of Series F Preferred Stock; (ii) to two creditors of Kaire, $350,000 aggregate stated value of Series G Preferred and (iii) to Kaire, five-year warrants to purchase 200,000 shares of the Company's common stock exercisable at $4.06 per share. In addition, Kaire Nutraceuticals has agreed to make certain payments to Kaire each year for a period of five years (the "Kaire Payments") commencing with the year ending December 31, 1999, to be determined as follows:

                    (i) 25% of the net income of Kaire Nutraceuticals if the net sales of Kaire Nutraceuticals in any such year are between $1 and $10,000,000;

                    (ii) 33% of Kaire  Nutraceuticals'  net  income  if it's net sales are between $10,000,000 and $15,000,000;

                    (iii)40% of Kaire  Nutraceuticals'  net  income  if it's net sales are between $15,000,000 and $40,000,000; and

                    (iv) 50% of Kaire  Nutraceuticals'  net  income  if it's net sales are in excess of $40,000,000.

                The following schedule combines the unaudited pro forma results of operations of the Company and this acquisition for the nine-months ended September 30, 1999 and 1998 as if the acquisition had occurred on January 1, 1998 and includes such adjustments, which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1998.

                                 Nine Months Ended        Nine Months Ended
                                SEPTEMBER 30, 1999        SEPTEMBER 30, 1998

Net sales                      $  11,827,000             $   21,441,000
Net loss                       $   1,967,000             $    9,670,000
Preferred stock dividends      $   1,158,000             $       --
Loss to common stockholders    $   3,123,000             $    9,670,000
Loss per share                 $           0.45          $            3.42
Shares used in computation         6,979,308                  2,828,559

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

       Overview

                Prior to August 1997, the Company's operations consisted of the operations of Natural Health Care Centers, and vocational schools. Upon the acquisition of Global Health Alternatives, Inc. ("GHA") on July 23, 1997, the Company commenced marketing and distributing a line of natural, over-the-counter homeopathic pharmaceutical products. In February 1999, the Company formed a subsidiary, Kaire Nutraceuticals, Inc. ("KNI"), and acquired substantially all of the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. The Company discontinued the operations of the natural health care centers during the third quarter of 1997 and sold the vocational schools in August 1998. During most of the year ended December 1997, the Company's ongoing lines of business were not in operation, not having been acquired until July 1997 and February 1999, respectively.

       NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30,

       1998

                NET SALES. Net sales for nine months ended September 30, 1999 were approximately $11,827,000 as compared to net sales for the nine months ended September 30, 1998 of approximately $1,001,000, an increase of approximately $10,826,000 or 1,081.5%. Sales for the nine months ended September 30, 1998 were primarily from GHA. The increase in sales is primarily attributable to KNI's sales of approximately $11,065,000, which commenced February 19, 1999. GHA's revenues declined 23.9% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1999 due to a change in the marketing approach used by the Company to a less capital intensive method.

                COST OF GOODS SOLD. Cost of goods sold for the nine months ended September 30, 1999 was approximately $2,574,000 or 21.8% of net sales. Cost of goods sold for the nine months ended September 30, 1998 was approximately $283,000 or 28.3% of net sales. The total cost of goods sold increased by approximately $2,291,000 or 809.5%. The Company believes that the increase was primarily attributable to KNI and its related operations. The decrease in the cost of goods sold as a percentage of net sales is also attributable to the effect of KNI's sales due to the different pricing structure associated with KNI's sales distribution channel.

                GROSS PROFIT. Gross profit increased from approximately $718,000 in the nine months ended September 30, 1998 to approximately $9,253,000 in the nine months ended September 30, 1999. The increase was approximately $8,535,000 or 1,188.7%. The increase was attributable to KNI's sales.

                COMMISSIONS. Associate commissions were approximately $5,648,000 or 47.8% of net sales in the nine months ended September 30, 1999 attributable to KNI's direct marketing system.

                SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs increased from approximately $2,470,000 or 246.8% of sales in the nine months ended September 30, 1998 to approximately $5,574,000 or 47.1% of sales in the nine months ended September 30, 1999, an increase of approximately $3,104,000 or 125.7%. The increase in dollars and corresponding decrease as a percentage of sales is primarily attributable to KNI's operations.

                LOSS FROM OPERATIONS. Operating losses increased from approximately $1,752,000 in the nine months ended September 30, 1998 to approximately $1,968,000 in the nine months ended September 30, 1999 representing a 12.3% increase in the loss or approximately $216,000 between comparable periods. This increase is due to larger losses being incurred by GHA due to reduced revenues without a corresponding reduction in operating expenses.

                MINORITY INTEREST. The loss offset of approximately $50,000 in the nine months ended September 30, 1999 for minority interest is a reflection of the profitability of the Australia and New Zealand subsidiaries. KNI owns 51% of such subsidiaries.

                GAIN ON FOREIGN EXCHANGE. As a part of the acquisition of KNI, the Company acquired interests in KNI's subsidiaries in Australia, New Zealand, Trinidad and Tobago and the United Kingdom. During the nine months ended September 30, 1999, the net gain realized on foreign exchange adjustments was approximately $3,000.

                OTHER EXPENSES. Other expenses of approximately $336,000 or 33.6% of sales in the nine months ended September 30, 1998 declined to approximately $51,000 or 0.4% of sales in the nine months ended September 30, 1999, a change of approximately $285,000. This decrease is due primarily to a workout of various debts and payables of GHA resulting in an overall reduction in interest bearing liabilities.

                INCOME TAXES. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the nine months ended September 30, 1999 or the nine months ended September 30, 1998 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carryforwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has not been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations was approximately $1,968,000 in the nine months ended September 30, 1999 or 16.6% of net sales as compared to approximately $2,088,000 or 208.6 % of net sales in the nine months ended September 30, 1998. Of the net loss from continuing operations, approximately $1,322,000 was attributable to GHA's operations and approximately $646,000 was attributable to KNI's operations.

                DISCONTINUED OPERATIONS. In February 1998, the Company closed the natural health care center in Pompano Beach, Florida. The anticipated gain on this discontinued operation was reflected in the nine months ended September 30, 1998.

                GAIN ON FORGIVENESS OF DEBT. During the nine months ended September 30, 1999 and the nine months ended September 30, 1998, the Company realized a $1,000 gain and a $870,000 gain, respectively, on the workout of various debt and payables of GHA.

                NET LOSS. Net loss was approximately $1,965,000 in the nine months ended September 30, 1999 or 16.6% of net sales as compared to approximately $657,000 net loss or 65.6% of net sales in the nine months ended September 30, 1998. The decrease as a percentage of net sales is primarily related to KNI's sales volume and a greater gross margin on KNI related sales.

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

         In July 1998, the Company issued $75,000 face amount of Series D Preferred Stock, which was redeemed in August 1998 for $91,291.

         In August 1998, the Company issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $211,000. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. During the three months ended September 30, 1999 $610,000 face amount of Series E Preferred Stock was converted to 603,130 shares of the Company's common stock pursuant to the conversion rights.

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

         At September 30, 1999, the Company's ratio of current assets to current liabilities was .28 to 1.0 and the Company had a working capital deficit of approximately $5,872,000.

         Cash used in operations for the period ended September 30, 1999 was approximately $295,000 attributable primarily to the net loss of approximately $1,965,000 and increases in inventories of approximately $66,000 and other assets of $252,000, offset by increases in accounts payable of approximately $623,000, accrued expenses of approximately $433,000, accounts receivable of approximately $261,000, and prepaid expenses of approximately $182,000. Cash used by investing activities during the period was approximately $1,633,000, which primarily relates to the KNI acquisition and computer upgrades at KNI. Cash provided by financing activities during the period was approximately $1,835,000, primarily from the issuance of preferred stock of approximately $1,201,000 and an increase in the notes payable of approximately $585,000. Total cash decreased by approximately $92,000 during the period.

         The Company anticipates that further additional financing will be required to finance its continuing operations during the next twelve months, principally to fund KNI's operations. The Company has revised its business plan of marketing development and support for GHA's products, decreasing its emphasis on mass-market advertising. Instead, the Company plans to use its resources for the development of other less capital-intensive distribution channels. The Company believes that KNI will require approximately $1,600,000, over the next twelve months and that GHA will not require any additional financing provided that GHA is successful in reaching satisfactory settlements with its creditors. As of September 30, 1999, GHA owed approximately $2,057,000 to creditors and had a working capital deficit of $1,895,000. In the event that the Company cannot reach satisfactory settlements with GHA's creditors, the Company may discontinue the operations of GHA. There can be no assurance that the Company will be able to achieve satisfactory settlements with its creditors or secure such additional financing. The Company's failure to achieve satisfactory settlements with its creditors or secure additional financing would have a material adverse effect on its business, prospects, financial conditions and results of operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In August 1997 Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against the Company and National Health Care Centers of America, Inc., the Company's then wholly owned subsidiary. The complaint arises out of the defendant's alleged breach of contract in connection with the Company's natural health care center which was located in Boca Raton, Florida. The Company has agreed to settle such action for shares of common stock with a fair market value of $325,000, but not less than 125,000 shares of common stock.

         In September 1999 Command Financial Press Corp. commenced an action in the Supreme Court of the State of New York in New York City against the company for unpaid invoices for printing services in the amount of $65,000. The Company is defending the action.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

          None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NATURAL HEALTH TRENDS CORP.

                                                     By: /s/ Robert L. Richards

                                                       -----------------------
                                                       Robert L. Richards
                                                       President

                                                     By: /s/ Mark D. Woodburn

                                                       -----------------------
                                                       Mark D. Woodburn
                                                       Chief Financial Officer

Date:   November 22, 1999