Form 10KSB
period 1999-12-31
NATURAL HEALTH TRENDS CORP
filed 2000-04-19
CIK 912061

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------
                                   FORM 10-KSB


(Mark one)
X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

                   For the fiscal year ended December 31, 1999
                                       OR
    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

          For the transition period from ________ to ________.

                         Commission file number 0-011228

                           NATURAL HEALTH TRENDS CORP.
                 (Name of Small Business Issuer in Its Charter)

            Florida                                           59-2705336
     (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)

                               380 Lashley Street
                            Longmont, Colorado 80501
                     (Address of principal executive office)

                                 (303) 682-4236
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

            Title of Each Class                         Name of Each Exchange
                                                         On Which Registered
                None                                            None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                                (Title of Class)

                                Class A Warrants
                                (Title of Class)

                                Class B Warrants
                                (Title of Class)

                                      Units
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for its most recent fiscal year:  $15,269,631

         The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of March 31, 2000 was 8,263,995 with an approximate aggregate market value of $10,072,157, (based upon the closing price of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of March 31, 2000 was 8,292,270.

                           Natural Health Trends Corp.
                         1999 Form 10-KSB Annual Report


                                Table of Contents

                                                                       Page
                                     Part I

Item 1    Description of Business                                        2
Item 2    Description of Property                                       17
Item 3    Legal Proceedings                                             17
Item 4    Submission of Matters to a
          Vote of Security Holders                                      18

                                     Part II

Item 5    Market for Common Equity and
          Related Stockholder Matters                                   18
Item 6    Management's Discussion and
          Analysis or Plan of Operation                                 19
Item 7    Financial Statements                                          25
Item 8    Changes in and Disagreements
          with Accountants on Accounting
          and Financial Disclosure                                      25

                                    Part III

Item 9    Directors, Executive Officers,
          Promoters and Control Persons;
          Compliance With Section 16(a)
          of the Exchange Act                                           25
Item 10   Executive Compensation                                        26
Item 11   Security Ownership of Certain
          Beneficial Owners and Management                              29
Item 12   Certain Relationships and Related
          Transactions                                                  30
Item 13   Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K                            31

                                     Part I


ITEM  1.          DESCRIPTION OF BUSINESS

Corporate History

     Natural Health Trends Corp. is a corporation which develops and operates businesses, in one business segment, to promote human wellness. Through Global Health Alternatives, Inc., the Company's wholly-owned subsidiary, the Company markets a line of natural, over-the-counter homeopathic pharmaceutical products. Through Kaire Nutraceuticals, Inc., the Company's wholly-owned subsidiary, the Company utilizes a network of independent associates to offer a line of approximately 50 products.

     In February 1999, the Company's newly-formed, wholly-owned subsidiary, Kaire Nutraceuticals, Inc., acquired substantially all of the assets (the "Kaire Assets") of Kaire International, Inc. including, but not limited to, the names "Kaire," "Kaire International, Inc." and all variations and any other product name and all other registered or unregistered trademarks, tradenames, service marks, patents, logos, and copyrights of Kaire International, Inc., all accounts receivable, contractual rights and product formulations to any and all products of Kaire International, Inc., product inventory, "800" and other "toll-free" telephone numbers, product supply contracts (including, but not limited to, its Enzogenol product), independent associate lists, and shares of capital stock owned by Kaire International, Inc. in each of its wholly-owned and/or partially owned subsidiaries including, but not limited to, Kaire New Zealand Ltd., Kaire Australia Pty Ltd., Kaire Trinidad, Ltd. and Kaire Europe Ltd. (but excluding Kaire Korea Ltd.).

         In exchange for the Kaire Assets, the Company issued (i) to Kaire International, Inc., $2,800,000 aggregate stated value of Series F preferred stock; (ii) to two creditors of Kaire International, Inc., $350,000 aggregate stated value of Series G preferred stock; and (iii) to Kaire International, Inc., five-year warrants to purchase 200,000 shares of the Company's common stock exercisable at $4.06 per share. In addition, Kaire Nutraceuticals has agreed to make certain payments to Kaire International, Inc. each year for a period of five years (the "Kaire Nutraceuticals Net Income Payments") commencing with the year ending December 31, 1999, to be determined as follows:

(i) 25% of the net income of Kaire Nutraceuticals if the net sales of Kaire Nutraceuticals in any such year are between $1 and $10,000,000;

(ii) 33% of Kaire Nutraceuticals' net income if its net sales are between $10,000,000 and $15,000,000;

(iii)40% of Kaire Nutraceuticals' net income if its net sales are between $15,000,000 and $40,000,000; and

(iv) 50% of Kaire Nutraceuticals' net income if its net sales are in excess of $40,000,000.

     The Kaire Nutraceuticals Net Income Payments shall be reduced on a dollar-for-dollar basis to the extent of (a) all indebtedness of Kaire International, Inc. assumed by Kaire Nutraceuticals; (b) all other direct and/or indirect costs or expenses assumed and/or otherwise incurred by the Company of, or resulting from, Kaire International, Inc. including, but not limited to, litigation costs, payments of sales or other taxes, expenses of officers of Kaire International, Inc., and other payments or expenses resulting directly and/or indirectly from the acquisition of the Kaire Assets; and (c) any reasonable inter-company obligations of the Company resulting from third party payments made by the Company on behalf of (or allocable proportionately to) Kaire Nutraceuticals by the Company that resulted from the acquisition of the Kaire Assets. In addition, all amounts set-off against Kaire Nutraceuticals Net Income Payments are cumulative and, if not set-off in the year they are paid (or incurred) because Kaire Nutraceuticals did not have a sufficient amount of Net Income (or for any reason), such set-off amounts shall accrue and be used as a set-off in the earliest possible year or years.

     In connection with the Kaire Acquisition, Kaire Nutraceuticals assumed certain specified liabilities of Kaire International, Inc. including: (i) approximately $475,000 owed to MW International Inc.; (ii) approximately $50,000 owed to Manhattan Drug Company; (iii) approximately $120,000 in the aggregate owed to Robert L. Richards and Mark Woodburn (both officers and directors of Kaire International, Inc.); (iv) up to approximately $120,000 in unpaid payroll taxes of Kaire International, Inc.; and (v) up to $180,000 owed to STAR Financial Bank.

     In addition, Kaire Nutraceuticals has agreed to indemnify certain officers of Kaire International, Inc. against all amounts paid following the acquisition of the Kaire Assets by such persons resulting from unpaid sales taxes accrued by Kaire International, Inc. prior to the closing date of the Kaire Acquisition.

     In connection with the Kaire Acquisition, the Company retained BLH, Inc. as a consultant. In accordance with the terms of the consulting agreement, BLH, Inc. was to identify companies which the Company could effect a business combination. BLH, Inc. introduced Kaire International, Inc. to the Company. Pursuant to the terms of the consulting agreement, BLH, Inc. earned a fee of approximately $430,000 in connection with the Kaire Acquisition which was paid in February, 1999 by issuing 516 shares of Series I preferred stock. The Series I preferred stock was converted into 160,104 shares of common stock during July 1999.

Industry Overview

         Natural Health Products

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

         Direct Selling

     According to The Direct Selling Association, network marketing is one of the fastest growing segments for the distribution of products. The Direct Selling Association reports that worldwide, over 17.5 million individuals are now involved in direct selling (of which network marketing is a major segment) and that those involved in direct selling generate $80 billion in annual sales around the world. Network marketing sales in the United States are estimated to be approximately $22 billion annually.

     Currently, the Company has associates in all fifty states, the District of Columbia, Puerto Rico, Guam, Canada, Australia, New Zealand, Trinidad and Tobago and the United Kingdom. Management believes that significant market potential exists for its products in international markets, and it is the company's intention to explore expansion into Japan, Europe, Hong Kong, Taiwan, India and the Philippines. Statistics from the World Federation of Direct Selling Associations as reported in May 1998 indicate that the direct sales market in the foregoing countries amounted to over $37 billion with 6.4 million individuals being involved in some form of direct marketing. This compares to $28.6 billion in sales and 7.2 million individuals involved in the markets currently serviced by the Company.

Product Licensing Agreements

     We have developed four products under the Natural Relief 1222 brand name. Our initial mass market-oriented product, Natural Relief 1222 Arthritis Relief is a topical, natural, homeopathic medicine. The active ingredients are Bryonia 6X and Rhus Toxicodendron 6X, in a patented base of natural ingredients. This product is intended to be utilized for the temporary relief of minor pains and stiffness of muscles and joints associated with arthritis; subject to FDA compliance. Arthritis Relief was introduced in July 1997 through a nationwide television direct response advertising campaign. In December 1997, we introduced three extensions to the Natural Relief 1222 product line-Sports Rub, Wart Remover, and Dermatitis & Eczema Relief. We also introduced Arthritis Relief to the mass consumer distribution channels through a broker network. We obtained distribution of Arthritis Relief in several drug chains. However, due to the capital intensive nature of mass market distribution, we have revised our business plan of marketing and support for our products, decreasing its emphasis on mass market advertising. Instead, we plan to use our resources for the development of other less capital-intensive distribution channels (e.g., network marketing which will be facilitated through Kaire Nutraceuticals).

     In January 2000, we entered into a licensing agreement with GLI, Inc., of which our former president, Joseph Grace, is a principal. We licensed to GLI certain rights to manufacture, distribute and sell the four Natural Relief 1222 products through various distribution channels and the exclusive right to the trademark "Natural Relief 1222". The licensing agreement is for a percentage of GLI's net sales for five years with a minimum royalty guaranteed. After five years, the royalty is reduced to a lower percentage of net sales with no minimum royalty guaranteed. As part of the licensing agreement, GLI agreed to purchase any unused inventory of the product.

     We marketed a line of homeopathic flower remedies under the Ellon trade name, which consists of 38 individual flower remedies and one combination flower remedy, sold as Calming Essence?. These products are regulated over-the-counter pharmaceuticals which are intended to be utilized for the relief of a range of emotional and psychological stresses. Calming Essence has been sold principally to natural and health food retailers subject to FDA compliance and distributors, and to alternative health care practitioners. We compete in this category with several other established lines of homeopathic flower remedies, including the Bach and Flower Essence Services product lines.

     In February 2000, we entered into a licensing agreement with Ellon Botanicals, Inc. in which we granted to Ellon Botanicals the exclusive license to market and use all patents, service marks and trademarks associated with the Ellon, Calming Essence and ContentMints brand names. The licensing agreement is for a percentage of Ellon Botanicals net sales for a period of four years with a minimum royalty guaranteed. As part of the licensing agreement, Ellon Botanicals agreed to purchase any unused inventory of the product.

Products

Energize

     This line is primarily natural stimulants designed to enhance and increase energy levels and endurance both mentally and physically. Products in this category include Ginko Shield, which assists in mental alertness and the circulatory system, Momentum, and RF5, that helps increase and balance energy levels and gives one an overall sense of well-being.

Enhance

     The Enhance product line is designed to support an individual's overall health and includes such products as Immunol, Colloidal Silver Kaire, Colon Complex, Synerzyme, Kavatu, Arthrokaire, Osteo Formula, CPM9, Royal Hawaiian Noni, Slimkaire, and SinusKaire.

     Immunol is a shark liver based capsule which we believe aids in the human immune system. This product is imported exclusively by Kaire Nutraceuticals.

     Colloidal Silverkaire, a solution of silver particles electro-magnetically suspended in deionized water and provides dietary support for the immune system. It is used by individuals for a number of purposes including eye drops, a topical solution, nose drops and a drink.

     A colon-cleansing product, Colon Complex, is for periodic use in cleaning the lower digestive system and Synerzyme, a combination of naturally occurring enzymes and trace minerals to enhance the efficacy of the enzymes, which may assist the body with the breakdown and assimilation of various foods and fats.

     CPM9 includes cetyl-myristoleate, which has been cited as a critical nutrient for chronic pain due to connective tissue disorders. It assists the body in modulating inflammatory response and adding flexibility to affected tissues.

     Noni is derived from a fruit grown only in the Central and South Pacific, and contains high levels of naturally occurring vitamins, minerals, trace elements, enzymes, and phytochemicals. The processing method of flash freezing the fruit and then processing it into capsules retains the high level of nutrients that may be lost through the pasteurization of liquid presentations of this product.

     Slimkaire is a new time-release, thermogenic weight management program with five herbal blends; including a thyroid support blend, that is designed to work as a system to assist weight loss safely while giving the dieter a higher level of energy and maintaining a healthy body. This system concept is based upon a complete program including Kaire Nutraceuticals products, walking or other sensible exercise available to virtually all individuals and sensible permanent eating habits. We believe that our proprietary formula, which has no synthetic stimulant, is superior to competitor blends for the health conscious individual.

     In addition, Kaire Nutraceuticals offers a second thermogenic weight management program, SK II, for individuals seeking a product without Ma huang, (ephedrine).

     Developed exclusively for the Canadian market, Sinuskaire, is a similar formulation to the United States product Slimkaire that also aids in a healthy sinus function.

Optimize

     This category provides for many of the basic vitamins and nutrients, which are missing in the typical adult or child's diet such as Vita/Minkaire, Prokids and MSM Complex.

     In addition, Kaire Nutraceuticals acquired the right to distribute Bio10, an organic live source of all 12 lactobacillus bacteria designed to supplement and maintain optimum health.

Renew

     Renew is a complete line of skin care, hair care and topical analgesic's designed to assist in maintaning a youthful and healthy appearance. Kaire Nutraceutical's products include Isomer (TM) Personal Solutions, Aloe Gel, Kobi, Dermakaire with Pycnogenol (TM), and Dermunol.

     Isomer (TM) is our line of skin and hair care products and includes 20 different items to appeal to a wide range of consumers, both male and female.

         Kobi combines Australian Aboriginal healing traditions and scientific research with a patented Emu oil to provide temporary relief of minor aches and pains associated with simple strains, sprains and arthritis.

     DermaKaire with Pycnogenol is a mosturizing, whole-leaf Aloe product combined with a powerful antioxidant to maintain healthy-looking skin.

Restore

     Products in this category serve two primary purposes. The first is to provide adaptogens in an efficient medium and the second is to provide a natural relaxant for rest and sleep. Arctic Root is an adaptogen, an herb which works with the body to allow energy to be used by the body as needed as opposed to stimulants and depressants which affect the body's energy as a whole, over a certain period of time. Kavatu combines the extract from the Pacific KavaKava plant with other nutrients to form a product allowing for a more complete rest and sleep without the "hangover" effects of many artificial relaxants and sleep aids. We also market St. John's Wort.

     In addition, Aloe has been studied for a number of years as everything from a topical for skin irritations and sunburn to a supplement for improving the general health of the body. Fruit-N-Aloe is a more palatable form of the Aloe juice as it is mixed with fruit juices to get the Aloe benefits without the strong taste of AloElite, a more concentrated form of the Aloe juice.

Revive

     This line is primarily nutritional supplements based on antioxidants including Maritime Prime and EnzoKaire Complete. Most of the products are based on exclusive formulations in several combinations containing natural products including Pycnogenol, Enzogenol(TM) and Arctic Root(TM). Products containing Pycnogenol have not been approved for direct importation into Australia. Maritime Plus is not available in Canada due to Canadian regulations on the ascorbate that is contained in this product.

     Pycnogenol, is believed to be highly bioavailable and retained in the body for several days. Antioxidants have been shown to be effective in fighting the effects of oxidation on the body. Oxidation is the same process that causes metals to rust and apples to turn brown. Free radicals, which are molecules damaged by oxidation, are being studied as the causes of various infirmities in humans. A free radical is an unstable oxygen molecule seeking, at the molecular level, to pair up with an electron. Free radicals can be created in the atmosphere by the exposure of oxygen to sunlight and pollution. Free radicals can also be created by natural metabolic processes. Antioxidants are molecules which can combine with and, as a result, neutralize free radicals.

     DHEA is a hormonal product which replaces the same hormone in the body. Research shows that as a person matures their body generates diminishing amounts of DHEA. According to a number of research studies, DHEA is the hormone which allows the body to know its energy level.

     In December 1999, we acquired the distribution rights to HIM and HER, gender-specific, anti-aging formulas designed to compliment the complete Kaire Nutraceuticals product line.

         New Product Development

     Additional products being considered in these areas are additional antioxidants, anti-aging, weight management, and energy products. In addition to the introduction of single products, Kaire Nutraceuticals is also focusing on promoting groups of products to be taken in conjunction with each other to address specific needs (such as weight loss, stress, daily wellness, etc.) that an individual may have.

     Kaire Nutraceuticals intends to seek to identify, develop and introduce innovative, effective and safe products. Management believes that its ability to introduce new products increases its associates' visibility and competitiveness in the marketplace.

     Kaire Nutraceuticals maintains its own product review and evaluation staff but relies upon independent research, vendor research departments, research consultants and others for product research, development and formulation services.

         Product Warranties and Returns

     Kaire Nutraceuticals' product warranties and policy regarding returns of products are similar to those of other companies in its industry. If a consumer who enrolled with Kaire subsequent to July 1, 1999, for any of Kaire Nutraceuticals' products is not satisfied with the product, she/he may return it to the associate from whom the purchase was made, within 90 days of enrollment. The associate is required to refund the purchase price to the consumer. The associate may then return the unused portion of the product to Kaire Nutraceuticals for an exchange of equal value. If an associate requests a refund in lieu of an exchange, a check or credit is issued. All associates enrolled with Kaire prior to July 1, 1999 may return products for exchange or refund within 30 days from the date of purchase. All products are warranted against defect by the manufacturer of those products. Most products returned to Kaire Nutraceuticals, however, are not found to be defective in manufacture.

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

     Kaire Nutraceuticals currently purchases all of its vitamins, nutritional supplements and all other products and ingredients from parties that manufacture such products to Kaire Nutraceuticals' specifications and standards. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories.

     Except for an agreement with Enzo Nutraceuticals, Inc., the Company has no existing contractual commitments or other arrangements for the future manufacture of its products. Rather, it places orders for component or finished goods manufacturing services as required based upon price quotations and other terms obtained from selected manufacturers. During the year ended December 31, 1999, Kaire Nutraceuticals purchased amounts of its products from a limited number of vendors, including 46% from MW International, Inc. The Company currently buys all of its Pycnogenol, an important component of its products, from one supplier.

Marketing and Distribution

     Kaire Nutraceuticals' products are distributed through its network marketing system of associates. Associates are independent contractors who purchase products directly from Kaire Nutraceuticals for resale to retail consumers. Associates may elect to work on a full-time or a part-time basis. Management believes that its network marketing system is well suited to marketing its nutritional supplements and other products because sales of such products are strengthened by ongoing personal contact between retail consumers and associates, many of whom use Kaire Nutraceuticals' products.

     Our goal is to offer distributors a business opportunity that allows the part-time and full-time network marketers to achieve income levels relative to their business practices and sales levels. Distributors have the opportunity to earn immediate, residual, and retirement incomes. Bonuses are paid to qualified distributors based on sales for each month. Rank titles for the distributors are Associate, Broker, Director, Executive, Managing Executive, Senior Executive, and Master Executive. Each increased rank has additional standards to achieve and maintain rank, as well as providing the ability to earn additional bonuses.

     To become an associate, a person must simply sign an agreement to comply with the policies and procedures of Kaire Nutraceuticals. No investment is necessary to become an associate. Kaire Nutraceuticals considers approximately 30,000 of its associates to be "active," that is, an individual associate who has ordered at least $50 of Kaire's products during the preceding 12 month period.

     Kaire Nutraceuticals has sponsored opportunity meetings in various key cities and participates in motivational and training events in its market areas designed to inform prospective and existing associates about Kaire Nutraceuticals' product line and selling techniques. Associates give presentations relating to their experiences with Kaire Nutraceuticals' products and the methods by which they have developed their own organization of associates. Specific selling techniques are explained, and emphasis is placed on the need for consistency in using such techniques. Participants are encouraged to ask questions regarding selling techniques and product developments, to share information with other associates and to develop confidence in selling and goal-setting techniques. Motivation is offered to participants in the form of recognition, gifts, excursions and tours, which are intended to foster an atmosphere of excitement throughout the associate organization. Prospective associates are educated about the structure, dynamics and benefits of Kaire Nutraceuticals' network marketing system.

     Kaire Nutraceuticals continues to develop marketing strategies and programs to motivate associates. These programs are designed to increase associates' monthly product sales and the recruiting of new associates. An example of these programs is the Kaire AutoShip Program.

     Under the Kaire AutoShip Program, an associate may enroll in a minimum ordering program to maintain eligibility for performance bonuses. Minimum orders ranging from $50 to $550 per month are automatically placed by credit card or electronic bank draft. The associate also gets preferred pricing, no minimum purchase requirement (once they have a qualifying select order set up), exclusive access to some product introductions, and discounts on Kaire Nutraceuticals' sponsored events.

     As part of Kaire Nutraceuticals' maintenance of constant communication with its associate network, Kaire Nutraceuticals offers the following support programs to its associates:

 Touchtalk and Faxback

     An automated telephone system that associates can call 24 hours a day to place orders, receive reports on the sales activity of their organization and listen to selected messages on special offers, marketing program updates, product information, and similar information. Certain information is also available via facsimile to the associate.

 24 Hour Teleconference

     A weekly teleconference on various subjects such as technical product discussions, associate organization building and management techniques. An associate can listen to any of the last four weekly teleconferences.

 Internet

     Kaire Nutraceuticals maintains a web-site at http:\www.kaireint.com. There, the user can read news letters, learn more about products, place an order or sign up to be an associate. In addition, associates can send messages and orders to Kaire Nutraceuticals e-mail address of kaireint.com. This allows associates to potentially be able to sponsor associates and order products 24 hours a day.

 Product Literature

     Kaire Nutraceuticals produces for its associates, color catalogs and brochures displaying and describing Kaire Nutraceuticals' products.

 Toll Free Access

     A toll free number is available to place orders, sponsor new associates, and for consumer support.

 Broadcast Fax/Broadcast E-mail

     Kaire Nutraceuticals' announcements and product specials are automatically sent via facsimile and/or e-mail to associates who have requested this service.

         Markets

     Kaire   Nutraceuticals  has  operations  in  the  United  States,   Canada,
Australia, New Zealand, Trinidad and Tobago and the United Kingdom.

     Upon deciding to enter a new market, Kaire Nutraceuticals hires local counsel to assist ensuring that Kaire Nutraceuticals' network marketing system and products comply with all applicable regulations and that Kaire Nutraceuticals' profits may be expatriated. In addition, local counsel assists in establishing favorable relations in the new market area by acting as liaison between Kaire Nutraceuticals and local regulatory authorities, public officials and business people. Local counsel also is responsible for explaining Kaire Nutraceuticals' products and product ingredients to appropriate regulators and, when necessary, will arrange for local technicians to conduct any required ingredient analysis tests of Kaire Nutraceuticals' products.

     If regulatory approval is required in a foreign market, Kaire Nutraceuticals' local counsel interfaces with local regulatory agencies to confirm that all of the ingredients of Kaire Nutraceuticals' products are permissible within the new market. During the regulatory compliance process, Kaire Nutraceuticals may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and Kaire Nutraceuticals may modify certain aspects of its network marketing system as necessary to comply with applicable regulations.

     Following   completion   of  the   regulatory   compliance   phase,   Kaire
Nutraceuticals   undertakes  the  steps   necessary  to  meet  the   operational
requirements of the new market. Kaire Nutraceuticals then initiates plans to satisfy inventory, distribution, personnel and transportation requirements of the new market, and modifies its associate training materials as may be necessary to be suitable for the new market.

Management Information Systems

     Kaire Nutraceuticals maintains a computerized system for processing associate orders and calculating associate commission and bonus payments enabling it to promptly remit payments to associates. Kaire Nutraceuticals' computer system provides each associate a detailed monthly accounting of all sales and recruiting activity in his or her organization. These convenient statements eliminate the need for substantial record keeping on behalf of the associate. As a precaution, duplicate copies of Kaire Nutraceuticals' computer records are transferred daily to an off-site location for safekeeping. Kaire Nutraceuticals believes that prompt remittance of commissions and bonuses is vital to maintaining a motivated network of associates and that associate loyalty has been enhanced by Kaire Nutraceuticals making commission and bonus payments as scheduled.

Competition

     Kaire Nutraceuticals competes with many companies which market and sell products similar to our own products. It also competes intensely with other network marketing companies in the recruitment of associates.

     There are many network marketing companies with which Kaire Nutraceuticals competes for associates. Some of the largest of these are Nutrition for Life International, Inc., Nature's Sunshine, Inc., Herbalife International, Inc., Amway and Rexall Sundown, Inc. Each of these companies is substantially larger than Kaire Nutraceuticals and has significantly greater financial and personnel resources than Kaire Nutraceuticals. Kaire Nutraceuticals competes for associates by means of its marketing program that includes its commission structure, training and support services, and other benefits.

     Not all competitors market all types of products marketed by Kaire Nutraceuticals, and some competitors market products and services in addition to those marketed by Kaire Nutraceuticals. For example, some competitors are known for and are identified with sales of herbal formulations, some are known for and are identified with sales of household cleaning and personal care products, and others are known for and are identified with sales of nutritional and dietary supplements. Kaire Nutraceuticals' principal methods of competition for the sale of products are its responsiveness to changes in consumer preferences and its commitment to quality, purity, and safety.

Seasonality

     Sales of topical analgesic products are strongest during the colder winter months when arthritis sufferers tend to feel pain and stiffness more acutely. Conversely, sales of skin treatment products (e.g., hydrocortisone creams, etc.) are slightly stronger during the non-winter months. The Company does not believe that the sales of wart removal products are seasonal.

     Sales of the Company's weight management products are strongest during January when New Year's resolutions are made and during the spring season. The Company does not believe that its other nutritional supplements are affected by seasonality.

Government Regulation

     The Company's president and chief executive officer believes that all of the Company's existing products are homeopathic medicines which do not require governmental approvals prior to marketing in the United States. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture, the Department of Alcohol, Tobacco and Firearms and the Environmental Protection Agency. The Company's activities are also subject to regulation by various agencies of the states and localities in which its products are sold. In addition, the sale of the Company's products by distributors in foreign markets are subject to regulation and oversight by various federal, state and local agencies in those markets.

     The FDA traditionally has been the main agency regulating the types of products sold by homeopathic and natural over-the-counter pharmaceutical firms. Official legal recognition of homeopathic drugs in the United States dates to the Federal Food, Drug and Cosmetic Act of 1938. The Food Drug and Cosmetic Act provides that the term "drug" includes articles recognized in the official Homeopathic Pharmacopoeia of the United States. The Food Drug and Cosmetic Act further recognizes the separate nature of homeopathic drugs from traditional, allopathic drugs by providing that whenever a drug is recognized in both the U.S. Pharmacopoeia and the Homeopathic Pharmacopoeia, it shall be subject to the requirements of the U.S. Pharmacopoeia unless it is labeled and offered for sale as a homeopathic drug, in which case it shall be subject to the provisions of the Homeopathic Pharmacopoeia and not to those of the U.S. Pharmacopoeia.

     In 1988, the FDA issued a Compliance Policy Guide that formally established the manner in which homeopathic drugs are regulated. The Compliance Policy Guide provides that homeopathic drugs may only contain ingredients that are generally recognized as homeopathic. Such recognition is most often obtained via the publication of a monograph in the Homeopathic Pharmacopoeia. The FDA has also noted that a product's compliance with a Homeopathic Pharmacopoeia monograph system does not necessarily mean that it has been shown to be safe and effective. According to the Compliance Policy Guide, and consistent with established FDA principles regarding allopathic drugs, a homeopathic drug may only be marketed without a prescription if it is intended solely for self-limiting disease conditions amenable to self-diagnosis and treatment. Other homeopathic drugs must be marketed as prescription products. In addition, if a Homeopathic Pharmacopoeia monograph states that a drug should only be available on a prescription basis, this criteria will apply even if the drug is intended for a self limiting condition. The Compliance Policy Guide provides that the FDA's general allopathic drug labeling requirements are also applicable to homeopathic drugs. All firms that manufacture, prepare, compound, or otherwise process homeopathic drugs must register their drug establishments with the FDA and must also "list" their drugs with the agency. Homeopathic drugs must also be manufactured in conformance with "current good manufacturing practices." In addition, homeopathic drugs are exempt from FDA's requirements for expiration date labeling.

     The Homeopathic Pharmacopoeia is updated regularly. The Homeopathic Pharmacopoeia was initially published by the Committee on Pharmacy of the American Institute of Homeopathy and is currently published by the Homeopathic Pharmacopoeia Convention of the United States, a private, non-profit entity organized exclusively for charitable, educational, and scientific activities. The Homeopathic Pharmacopoeia is an official publication that is cited in the Federal Food and Drug Laws and Compliance Policy Guide. The Homeopathic Pharmacopoeia contains hundreds of monographs for homeopathic ingredients that have been found by the Homeopathic Pharmacopoeia Convention to be both safe and effective. The Homeopathic Pharmacopoeia also contains general standards for the preparation of homeopathic drugs.

     Based on information provided by the Company's president, in November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October 1994, the "Dietary Supplement Health and Education Act of 1994" ("DSHEA") was enacted. Section 11 of the Dietary Supplement Law provided that the advance notice of proposed rule making by the FDA concerning dietary supplements was null and void. FDA regulations that became effective on June 1, 1994 require standard format nutrition labeling on dietary supplements. However, because the new Dietary Supplement Law also addresses labeling of dietary supplements, the FDA indicated that it would not enforce its labeling regulations until January 1, 1998.

     Based on information provided by the Company's president, in January 2000, the FDA issued a final ruling, effective February 7, 2000, related to structure/function statements that may be claimed on dietary supplement product labels. The rule provides for clarification of when a structure/function claim may be made without prior FDA approval and when a claim constitutes disease related claims. The final rule provides for the adoption of previously issued language by the Nutrition Labeling and Education Act ("NLEA") for `disease or health related conditions' and among other things allows for express and implied disease claims to be made through the name of a product, through a statement about the formulation of a product, or through the use of pictures, vignettes, or symbols. The finalized rule now interprets DSHEA to permit structure/function claims for the effects of "natural states" or common conditions associated with natural states and may include such phrases as "maintains a healthy circulatory system". In addition, the FDA acknowledged permissible statements for minor pain, calming, upset stomach, etc., but not tied to any particular condition or symptom.

     The Company's president believes that the above finalized rule loosens the restrictions on its labeling of products regarding dietary supplements and structure/function claims provided that any such statements by the Company does not suggest that the supplement is intended to augment or replace a specific prescription drug or therapy for a disease.

     Kaire Nutraceuticals is unaware of any legal actions pending or threatened by the FDA or any other governmental authority against Kaire Nutraceuticals.

     Certain ingredients utilized in the Company's weight management products, primarily ephedrine, are increasingly subject to regulations being promulgated by various state agencies. These regulations generally limit the amount of the ingredient or require a conspicuous warning labels be affixed to each product. In addition, certain states have prohibited the sale of ephedrine based products to minors or at all. The can be no assurances that the Company will not be subject to additional regulation on its weight management product line.

     Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products.

     Based on research conducted in opening its existing markets the nature and scope of inquiries from government regulatory authorities and the Company's history of operations in such markets to date, the Company's president believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which Kaire Nutraceuticals currently operates. Even though the Company's president believes that laws governing direct selling are generally becoming more permissive, many countries currently have laws in place that would prohibit Kaire Nutraceuticals from conducting business in such markets. There can be no assurance that Kaire Nutraceuticals will be allowed to continue to conduct business in each of its existing markets that it currently services or any new market it may enter in the future.

     The Company's president believes that Kaire Nutraceuticals is in material compliance with all regulations applicable to it. Despite this belief, the Company may be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by associates. There can be no assurances that the Company will not be subject to inquiries and regulatory investigations or disputes and the effects of any adverse publicity resulting therefrom. Any assertion or determination that the Company or any of its associates are not in compliance with existing laws or regulations could have a material adverse effect on the Company' business and results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the Company' business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on the Company's business and results of operations. Moreover, governmental regulations in countries where the Company may commence or expand its operations may prevent, delay or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to the Company, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of associates and consequently, on the Company's sales and earnings.

Patents and Trademarks

     Global Health, through Natural Health Laboratories, Inc., has a United States Patent covering the use of certain inactive botanical ingredients as a base for several of its Natural Relief 1222 products. The Company also has obtained marketing and manufacturing rights to a family of Chinese-origin, patented, natural topical medical products. Global Health has federal trademark registrations for Natural Relief 1222, Ellon, Calming Essence, Contentmints and Mesozoic Minerals. The Company also has trademark registrations for Nature's Relief and Nature's Relief 1222 in Canada. Most Kaire Nutraceuticals' products are packaged under Kaire Nutraceuticals' "private label." Kaire Nutraceuticals has registered trademarks with the United States Patent and Trademark Office for its name, logo and various products names. It has applied for trademark registration in several countries outside of those it is currently operating in for its name, logo and various product names.

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

Employees

     As of December 31, 1999, the Company had 37 full time employees and 2 part time employee, of which 15 were involved in sales and marketing, 11 in administration and finance and 13 in operations. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

Insurance

     The Company carries general liability insurance in the amount of $5,000,000 per occurrence and $6,000,000 in the aggregate including product liability insurance. There can be no assurance, however, that the Company's insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost, if at all. A successful claim could have a material adverse effect on the Company.

ITEM  2. DESCRIPTION OF PROPERTY.
         -----------------------

     Kaire Nutraceuticals leases an aggregate of approximately 8,500 square feet of office and warehouse space in an office complex in Longmont, Colorado. The lease term is month to month and the current rate is approximately $93,000 per year. The Australian and New Zealand subsidiaries also lease their office and warehouse facilities of approximately 8,000 square feet for a period of four years at an annual rental of $30,000 and $24,000, respectively. The Trinidad and Tobago office is approximately 1,100 square feet in downtown Port-of-Spain, Trinidad, which lease is for one year with two one-year renewals. We believe that such properties are suitable and adequate for our current operating needs.

ITEM  3. LEGAL PROCEEDINGS.
         -----------------

     On August 4, 1997 Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against us and National Health Care Centers of America, Inc., the Company's wholly-owned subsidiary. We have asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendant's alleged breach of contract in connection with the Company's natural health care center which was located in Boca Raton, Florida. The plaintiff is seeking damages in the amount of approximately $535,000. On September 10, 1997 Rejuvenation Unlimited, Inc. and Sam Lilly, Inc. brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, arising out of the Company's alleged breach of contract in connection with the acquisition of the Company's natural health care center which was located in Boca Raton, Florida from the plaintiff. The plaintiff is seeking damages in excess of $15,000. The Company has agreed to settle such actions for shares of common stock with a fair market value of $325,000, but not less than 125,000 shares of common stock and has agreed to register shares of Common Stock.

     In Global Health and Ellon, Inc. v. Leslie Kaslof, Ralph Kaslof, and Ellon USA, Inc., pending in the United States District Court for the District of Maine (the "Maine Kaslof Case") claims have been made arising out of the sale of Ellon USA's ("Old Ellon") assets to Global Health's wholly-owned subsidiary, Ellon, Inc. ("New Ellon"). In connection with that sale, Leslie Kaslof and Ralph Kaslof, former shareholders and officers of Old Ellon, entered into employment and consulting agreements with Global Health. Global Health's potential obligation to the Kaslofs under the employment and consulting agreements was approximately $525,000. The complaint in the Maine Kaslof Case seeks a determination that the Kaslofs materially breached their respective obligations under the agreements and that Global Health and New Ellon are excused from further performance thereunder. The complaint includes a breach of fiduciary claim against Ralph Kaslof, as well as a claim to recover approximately $142,000. In a related civil action brought by the Kaslofs and Old Ellon in the United States District Court for the Eastern District of New York (the "New York Kaslof Action"). The Kaslofs have alleged breaches of the purchase and sale agreement, the employment and consulting agreements, and other agreements executed in connection with the sale of Old Ellon's assets. The complaint seeks to recover damages in an unspecified amount, but not less than $1,300,000, costs of court, reasonable attorney fees, and interest. Global Health intends to vigorously defend any and all claims asserted by the Kaslofs and their corporation.

     Inter/Media Time Buying Corp. ("Inter/Media") v. Global Health, et al., which is pending in the United States District Court for the Central District of California (the "Inter/Media Action"), is based on Inter/Media's provision of marketing, media purchasing, and related advertising services to Global Health in connection with Natural Relief 1222. The complaint seeks compensatory damages of $144,500, unstated special damages, attorney fees and costs of court. Global Health answered the complaint, denying all material allegations therein, and asserting a counterclaim arising out of Inter/Media's creation of a defective national direct response campaign which prevented a successful nationwide retail launch for a clinically-proven product. By its counterclaim, which includes claims for breach of contract, negligence, intentional interference with a prospective economic advantage, fraud and intentional misrepresentation, and negligent misrepresentation, Global Health seeks to recover general damages of not less than $6,500,000, special damages, costs of suit, and reasonable attorney fees. Inter/Media has sought an attachment against Global Health's assets for the full amount of its claims.

     The Company is currently negotiating with Inter/Media for settlement of the case.

     In PIC-TV v. Global Health, et al., PIC-TV seeks to recover compensatory damages of not less than $319,656, together with interest and costs of suit, based on the sale of advertising time and sponsorships to Global Health. PIC-TV has received default judgment in its suit against Global Health. Such amount has been accrued in the financial statements.

     In September 1999 Command Financial Press Corp. commenced an action in the Supreme Court of the State of New York in New York City against the company for unpaid invoices for printing services in the amount of approximately $65,000. The Company is defending the action.



ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     During the last quarter of 1999, the Company did not submit any matter to the vote of its shareholders.


ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------

                           PRICE RANGE OF COMMON STOCK

     The common stock is quoted on the Nasdaq SmallCap Market under the symbol "NHTC." The following table sets forth the range of high and low closing sale prices as reported by The Nasdaq SmallCap Market for the common stock for the quarters indicated.
                                                           High        Low
                                                             Common Stock

1997
First Quarter                                             $100.00     $40.00
Second Quarter                                              90.00      35.00
Third Quarter                                               40.00       8.75
Fourth Quarter                                              10.00       1.25

1998
First Quarter                                                5.00       1.88
Second Quarter                                               3.75        .56
Third Quarter                                                2.13        .78
Fourth Quarter                                               4.00       1.91

1999
First Quarter                                                5.63       3.56
Second Quarter                                               4.34       3.31
Third Quarter                                                4.25       2.47
Fourth Quarter                                               2.93       1.75

2000
First Quarter                                                2.00       1.22

Holders

     As of January 22, 1999, the Company had approximately 192 record holders of its common stock and 1,669 beneficial holders of its common stock.

Dividends

     The Company has not paid any cash dividends on its common stock to date and does not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, future financing arrangements, if any, may preclude or otherwise restrict the payment of dividends.

Recent Sales of Unregistered Securities

     In October and November 1999, the Company issued convertible notes in the amount of $100,000 and $70,000, respectively, to Domain Investments, Inc. pursuant to the exemption from registration under Section 4(2) of the Securities Act.

     In October 1999, the Company issued 125,000 shares of Common Stock to Samantha Haimes in a litigation settlement pursuant to the exemption from registration under Section 4(2) of the Securities Act.

     In October  1999,  the Company  issued   3,018 shares of Common Stock to an
employee and 25,000 shares to a director pursuant to the exemption from registration under Section 4(2) of the Securities Act.

     In October 1999, the Company issued 95,000 shares of Common Stock to Domain Investments, Inc. and 125,000 shares of Common Stock to Meridian Equities Hong Kong, Ltd. for consulting services pursuant to the exemption from registration under Section 4(2) of the Securities Act.

ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
                  ---------------------------------------------------------

Background

     Prior to August 1997, the Company's operations consisted of the operation of natural health care centers and vocational schools. Upon the acquisition of Global Health on July 23, 1997, the Company commenced marketing and distributing a line of natural, over-the-counter homeopathic pharmaceutical products. In February 1999, the Company acquired substantially all of the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. The Company discontinued the operations of the natural health care centers during the third quarter of 1997 and sold the vocational schools in August 1998. During most of the year ended December 31, 1997, the Company's ongoing lines of business were not in operation, not having been acquired until July 1997 and February 1999.

                              RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

 Revenues

     Revenues for the year ended December 31, 1999 were approximately $15,270,000 as compared to revenues for the year ended December 31, 1998 of approximately $1,191,000, an increase of approximately $14,079,000 or 1,282.1%. Sales for the year ended December 31, 1998 were primarily from Global Health. The increase in sales is primarily attributable to Kaire Nutraceuticals' sales of approximately $14,401,000 which commenced on February 19, 1999. Global Health's revenues declined approximately $132,000 or 13.2% during the year ended December 31, 1999 as compared to the year ended December 31, 1998 due to a change in the marketing approach used to a less capital intensive method.

 Cost of Sales

     Cost of sales for the year ended December 31, 1999 was approximately $4,267,000 or 27.9% of revenues. Cost of sales for the year ended December 31, 1998 was $454,000 or 38.1% of revenues. The total cost of sales increased by approximately $3,813,000 or 839.9% of which approximately $3,938,000 was attributable to the Kaire Nutraceuticals and its related operations. The decrease in the cost of sales as a percentage of revenues is also attributable to the effect of Kaire Nutraceuticals' sales due to the different pricing structure associated with Kaire Nutraceuticals' sales distribution channel.

 Gross Profit

     Gross profit increased from approximately $737,000 in the year ended December 31, 1998 to approximately $11,003,000 in the year ended December 31, 1999. The increase was approximately $10,266,000 or 1,357.3%. The increase was attributable to Kaire Nutraceuticals' gross profit.

 Commissions

     Distributor commissions were approximately $7,230,000 or 47.3% of revenues in the year ended December 31, 1999 attributable to Kaire Nutraceuticals' marketing system.

 Selling, General and Administrative Expenses

     Selling,  general and  administrative  costs  increased from  approximately
$3,277,000 or 275.1% of revenues in the year ended December 31, 1998 to approximately $7,723,000 or 50.6% of revenues in the year ended December 31, 1999, an increase of approximately $4,446,000 or 135.7% which is attributable to Kaire Nutraceuticals' operations.

 Loss from Operations

     Operating losses increased from $2,540,000 in the year ended December 31, 1998 to approximately $7,117,000 in the year ended December 31, 1999 representing a 180.2% increase in the loss or approximately $4,577,000 between comparable periods. This increase is due primarily to larger losses being incurred by Global Health due to reduced revenues without a corresponding reduction in operating expenses.

Gain on dissolution

     Kaire Nutraceuticals, Inc. closed its wholly owned subsidiary in the United Kingdom in February 2000. The $200,000 represents the anticipated gain on the liquidation of this asset.

Interest Expense

     Interest expense was approximately $200,000 or 16.8% of revenues in the year ended December 31, 1998 increased to approximately $663,000 or 4.3% of revenues in the year ended December 31, 1999, a change of approximately $463,000. This increase is primarily due to the beneficial conversion feature of certain debt instruments.

 Income Taxes

     Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the years ended December 31, 1999 or 1998 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carry forwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management of Natural Health Trends has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

 Net Loss from Continuing Operations

     Net loss from continuing operations was approximately $7,558,000 in the year ended December 31, 1999 or 49.5% of revenues as compared to approximately $2,740,000 or 230.0% of revenues in the year ended December 31, 1998.

 Discontinued Operations

     In February, 1998, Natural Health Trends closed the natural health care center in Pompano Beach, Florida. The anticipated gain on this discontinued operation was reflected in the year ended December 31, 1999 and 1998, respectively.

 Gain on Forgiveness of Debt

     During the year ended December 31, 1998, Natural Health Trends realized a $816,000 gain on the work-out of various debt and payables of Global Health.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues

     Total revenues for continuing operations for Fiscal 1998 were approximately $1,191,120, as compared to revenues of approximately $1,133,726 for the fiscal year ended December 31, 1997 ("Fiscal 1997"), an increase of 5.1%. Although revenues increased during Fiscal 1998, the revenues for Fiscal 1998 reflect operations for a full year. However, revenues for Fiscal 1997 reflect operations for only five months. On an annualized basis, revenues decreased by 57%. The company believes that the decrease in revenues is primarily attributable to a decrease in the sale of Natural Relief 1222 to mass market retailers and major drug chains. The company believes that such decrease was due to a decrease in spending on marketing and advertising as a result of the company's decision to pursue less capital intensive channels of distribution.

Cost of Sales

     Cost of sales for Fiscal 1998 were approximately $454,370, or 38.1% of revenues, as compared to approximately $3,375,034, or 33.1% of revenues, for Fiscal 1997. Gross profit for Fiscal 1998 was approximately $736,750, or 61.9% as a percentage of revenues, as compared to approximately $758,692, or 66.9% as a percentage of revenues, for Fiscal 1997. The company believes that the decrease in gross profit as a percentage of revenues was primarily attributable to a write-down of $75,000 for obsolete inventory for Fiscal 1998.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for Fiscal 1998 were approximately $3,277,047, as compared to approximately $4,194,044 for Fiscal 1997, a decrease of 21.9%. The company believes that the decrease in selling, general and administrative expenses was primarily attributable to reduced spending on advertising and promotion. Advertising and promotion expenses were approximately $1,771,095 for Fiscal 1997 as compared to $692,344 for Fiscal 1998.

Interest Expense

     Interest expense for Fiscal 1998 was $199,757 as compared to $868,721 for Fiscal 1997. Excluding the amortization of notes payable discount (related to the company's convertible debentures) which amounted to $433,333 for Fiscal 1997, interest expense decreased by 54.1%. The company believes that the decrease in interest expense was primarily attributable to the conversion of convertible debentures during the fourth quarter of Fiscal 1998 and the first quarter of Fiscal 1997.

Discontinued Operations

     In October 1997, the company closed its natural health care center in Boca Raton, Florida. In February 1998, the company sold its remaining natural health care center in Pompano Beach, Florida. The anticipated losses on these discontinued operations were reflected in our financial statements for Fiscal 1997. In August 1998, the company sold its three vocational schools and certain related businesses, recognizing a gain of $1,424,379 from the sale. In November 1998, the company sold an office building which previously accommodated its corporate headquarters and one of its vocational schools, realizing an estimated loss of $829,000 which was reflected in our financial statements for the quarter ended September 30, 1998.

Gain on Forgiveness of Debt

     During Fiscal 1998, the company realized a gain of $815,636 on the work-out of various debt and trade payables.

Liquidity and Capital Resources

     We have funded our working capital and capital expenditure requirements primarily from cash provided through borrowings from institutions and individuals, and from the sale of our securities in private placements. Our other ongoing source of cash receipts has been from the sale of Global Health's and Kaire Nutraceuticals' products.

     In February 1998, we issued $300,000 face amount of Series B Preferred Stock, net of expenses of $38,500. The Series B Preferred Stock has been converted into 541,330 shares of common stock.

     In April 1998, we issued $4,000,000 face amount of Series C Preferred Stock, net of expenses of $492,500 from the proceeds raised, we paid $2,500,000 to retire $1,568,407 face value of Series A Preferred Stock outstanding. The Series C Preferred Stock has been converted into 3,608,296 shares of common stock.

     In July 1998, we issued $75,000 face amount of Series D Preferred Stock, which was redeemed in August 1998 for $91,291.

     In August 1998, we issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $210,500. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In September 1999, $610,000 of face amount of Series E Preferred Stock was converted into 603,130 shares of common stock.

     In August 1998, we sold our three vocational schools and certain related businesses for $1,778,333 and other consideration. From the proceeds from the sale of the schools, we paid $1,030,309 to retire the remaining $631,593 face value of Series A Preferred Stock then outstanding, and $91,291 to redeem all of the Series D Preferred Stock outstanding. The remaining proceeds were used to pay down payables.

     In March and April 1999, we issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock.

     In June 1999, we borrowed $100,000 from Domain Investments, Inc. The loan bears interest at 10% per annum and is payable on demand. The note is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion.

     In July 1999, the Company borrowed $50,000 from H. Newcomb Eldredge and issued a nine month secured promissory note bearing interest at the rate of 14% per annum, but in no event shall the interest payable be less than $5,000. In November 1999, the note to H. Newcomb Eldredge was repaid in full.

     In July 1999, we borrowed $50,000 from Capital Development S.A. and issued a nine month secured promissory note bearing interest at the rate of 14% per annum, but in no event shall the interest payable be less than $5,000. In November 1999, the note was repaid in full.

     In July and August 1999 we borrowed $150,000 from Filin Corporation, and issued a secured promissory note due on the earlier of 60 days from the date of issuance or upon the sale of its securities resulting in gross proceeds of at least $5,000,000 and bearing interest at the rate of 10% per annum, but in no event less than $12,000. In October 1999 we amended the promissory note to provide that the note is payable upon demand and is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion.

     In October 1999, we borrowed $100,000 from Domain Investments, Inc. The loan bears interest at 10% per annum and is payable on demand. The note is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion.

     In November 1999, we borrowed $70,000 from Domain Investments, Inc. The loan bears interest at 10% per annum and is payable on demand. The note is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion. This note was repaid with interest in March 2000.

     During 1999, the Company has not made its payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. The Company has filed all required payroll tax returns and is currently negotiating a payment plan with the IRS. As of December 31, 1999, the Company owes approximately $668,400 of delinquent payroll tax liabilities including interest and penalties. The Company's failure to pay its delinquent payroll tax liabilities could result in tax liens being filed by various taxing authorities.

     During 1999, the Company did not make its sales tax deposits with the various sales tax authorities on a timely basis. The Company has filed all required sales tax returns. As of December 31, 1999, the Company owed approximately $189,900 in current and delinquent sales taxes which is included in other current liabilities. The Company's failure to pay its delinquent sales taxes could result in tax liens being filed by various taxing authorities.

     In March 2000, we sold 1,000 shares of Series J Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,000,000. The preferred stock pays a dividend at the rate of 10% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which the Company receives notice of conversion from a holder. In connection with the offering of the Series J Preferred Stock, the Company issued warrants to purchase 141,907 shares of common stock at an exercise price of $1.41 per share.

     At December 31, 1999, our ratio of current assets to current liabilities was .23 to 1.0 and we had a working capital deficit of approximately $6,455,000.

     Cash used in operations for the period ended December 31, 1999 was approximately $715,000. Cash used by investing activities during the period was approximately $1,677,000, which primarily relates to the Kaire acquisition and computer upgrades at Kaire. Cash provided by financing activities during the period was approximately $2,532,000, primarily from the issuance of preferred stock of approximately $3,724,000 and partially offset by the redemption of preferred stock of approximately $1,552,000. Total cash increased by approximately $140,000 during the period.

     Our independent auditors' report on our consolidated financial statements stated as of December 31, 1999 due to net losses and a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern. The Company requires additional financing to continue operations of which there can be no assurance. Management has revised its business plan of marketing development and support for Global Health's products, licensing rights to sell its products. We believe that the Company will require approximately $1,500,000, primarily to finance operations for the next 12 months The Company intends to raise such additional financing through additional debt and equity financings, of which there can be no assurance and for which there are no commitments or definitive agreements. As of December 31, 1999, Global Health owed approximately $2,090,000 to creditors and had a working capital deficit of approximately $2,090,000. We have not reached satisfactory settlements with Global Health's creditors and we have ceased the operations of Global Health and may file for protection from creditors under the bankruptcy laws. There can be no assurance that we will be able to achieve satisfactory settlements with our creditors or secure such additional financing. The failure of Natural Health Trends to achieve satisfactory settlements with our creditors and secure additional financing would have a material adverse effect on our business, prospects, financial conditions and results of operations and we may have to curtail or cease operations.

ITEM  7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     Our  consolidated  financial  statements,   including  the  notes  thereto,
together with the report of independent certified public accountants thereon, are presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------------------

         None.

     Our independent auditor's report on our consolidated financial statements stated as of December 31, 1999 due to net losses and a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern.


                                    PART III


ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a).
         ----------------------------------------------------

                                   MANAGEMENT

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company.

  Name                 Age                  Position

Robert L. Richards     53       President, Chief Executive Officer and Director
Mark D. Woodburn       29       Chief Financial Officer, Secretary and Treasurer
Martin C. Licht        57       Director
Dirk D. Goldwasser     38       Director


     The following is a brief summary of the background of each executive officer and director of the Company:


     The following is a brief summary of the background of each executive officer and director of the Company:

     Robert L. Richards is the Chief Executive Officer of Kaire Nutraceuticals and became a director of the Company in April 1999 and president and chief executive officer of Natural Health Trends in September 1999. He was a co-founder and had been an executive officer and director of Kaire International, Inc. since its inception in 1992.

     Mark D. Woodburn became the chief financial officer of the Company in April, 1999 and secretary in October 1999. He had been a secretary and a director of Kaire International, Inc. from 1992 to the present.

     Martin C. Licht has been a practicing attorney since 1967. Mr. Licht became a director of the Company in July 1995.

     Dirk D. Goldwasser has been a consultant/trader with Filin Corp. from August 1996 to the present. From June 1994 to July 1996 he was a vice president with Bankers Trust Securities Company. From December 1993 to June 1994 he was an associate with Oppenheimer and Co. From 1988 to December 1993, he was director of sales for Galbreath Asset Advisors/Loews Organization. Mr. Goldwasser became a director in September 1998.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 1999, and (ii) Forms 5 and amendments thereto and/or written representations furnished to the Company by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 1999, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act, except that the Company did not receive any Form 5's from its officers and directors or Form 3's from Messrs. Grace or Goldwasser.

ITEM  10.         EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                  The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 1997, 1998 and 1999 with respect to the following officers of the Company:

                                      -26-

                                       Annual Compensation                 Long Term Compensation

    Name and              Year    Salary($)    Bonus($)        Other        Restricted    Securities     LTIP     All Other
Principal Position        ----    ---------    --------       Annual          Stock      Underlying    Payouts   Compensa-
------------------                                            Compensation     Award(s)       Options       ($)      tion($)
                                                              ($)(1)            $          SARs(#)
                                                              ------------   ---------   ------------   -------  -----------
                                                                              Awards                    Payouts
Robert L. Richards,(2)    1999    $196,923        -                -             -             -            -          -
President
Joseph P. Grace,(3)       1999    $133,333        -                -             -             -            -          -
Former President          1998    $162,500


Sir Brian Wolfson,       1999            0        -                -             -             -            -          -
Chairman of the Board (4)1998       50,000        -                -             -             -            -          -
                         1997            0        -                -             -             -            -          -
Neal R. Heller,(5)       1999            0        -                -             -             -            -          -
President and Chief      1998      155,365        -                -             -             -            -          -
 Executive Officer       1997      201,500        -                -             -             -            -          -
Elizabeth S. Heller(6)   1999            0        -                -             -             -            -          -
Secretary                1998       50,885        -                -             -             -            -          -
                         1997      141,100        -                -             -             -            -          -

--------------------------------
(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.
(2)  Mr. Richards became the Company's President in September 1999.
(3) Mr. Grace resigned in September 1999 and will receive consulting fees of $8,333 per month for a period of nine months commencing October 1, 1999.
(4)  Sir Brian Wolfson waived $50,000 of his 1999 and 1997 salary.
(5) Mr. Woodburn became the Company's Chief Financial Officer in April 1999 and Secretary in October 1999.
(6)  Mr. Heller is no longer an officer or employee of the Company.
(7)  Mrs. Heller is no longer an officer or employee of the Company.

Option Grants in Last Fiscal Year

     We did not grant any options during the fiscal year ended December 31, 1999 to the named executive officers. During the fiscal year ended December 31, 1999, none of the named executive officers exercised any options issued by us.

Consulting Agreements

     In October 1999, the Company entered into a two year consulting agreement with Domain Investments, Inc. pursuant to which Domain Investments Inc. will provide the company with financial advisory services relating to mergers and acquisitions and strategic alliances in consideration for the issuance of 95,000 shares of common stock.

     In October 1999, the Company entered into a consulting agreement with Meridian Equities Hong Kong, Ltd. pursuant to which Meridian Equities Hong Kong, Ltd. will negotiate settlements with the Company's creditors in consideration for the issuance of 185,000 shares of common stock.

Directors' Compensation

     Directors of the Company do not receive any fixed compensation for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with performance of their duties to the Company. We did not pay our directors any cash or other form of compensation for acting in such capacity, although directors who were also executive officers of the Company received cash compensation for acting in the capacity of executive officers. Mr. Goldwasser received options to purchase
50,000 shares of common stock and Mr. Ellison, a former director, received options to purchase 20,000 shares of common stock during the year ended December 31, 1998 and 20,000 shares of common stock for the year ending December 31, 1999 at an exercise price of $1.00 per share. See "?Executive Compensation." No director received any other form of compensation for the fiscal year ended December 31, 1998.

Stock Options

     The 1998 Stock Option Plan (the "1998 Plan") provides for the granting of options to key employees, including officers, non-employee directors and consultants of the Company and its subsidiaries to purchase up to 200,000 shares of common stock which are intended to qualify either as Incentive Stock Options within the meaning of the Code or as options which are Nonstatutory Stock Options.

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

     In April 1999, the Company granted options to purchase shares of common stock to the following individuals at an exercise price of $3.50 per share as a bonus for the year ended December 31, 1998:


Person                                           Number of Options
Joseph P. Grace....................                  150,000
Dirk Goldwasser ...................                   50,000
Sir Brian Wolfson..................                   50,000
Martin C. Licht....................                   25,000
Kevin Underwood....................                   20,000



ITEM  11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

     The following table sets forth certain information as to the common stock ownership of each of the Company's directors, executive officers, all executive officers and directors as a group, and all persons known by the Company to be the beneficial owners of more than five percent of the Company's common stock.



                                                       Number of                          Approximate
Name and Address(1) of Beneficial Owner(2)             Shares(3)                  Percentage of Common Stock

Dirk D. Goldwasser                                     66,125(4)                               *

Martin C. Licht                                        35,300(5)                               *

Sir Brian Wolfson                                       9,850(6)                               *

Robert L. Richards                                        ---                                  *

Mark D. Woodburn                                          ---                                  *

All Executive Officers and Directors as a Group
         (5 persons)
                                                        111,275                                *


* Owns less than one (1%) percent.


     (1) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common tock beneficially owned by them.

     (2) The address of each executive officer and director is c/o the Company, 380 Lashley Street, Longmont, CO 80501.

     (3) The table does not include shares of common stock issuable upon the conversion of the Company's Series E, F, G, H and J preferred stock. Pursuant to the terms of the Series E, F, G H and J preferred stock, the holders thereof generally are not entitled to convert such instruments to the extent that such conversion would increase the holders' beneficial ownership of common stock to an amount in excess of 4.9%, except in the event of mandatory conversion. On the date of a mandatory conversion of the Series E, F, G, H and J preferred stock, a change in control of the Company may occur, based upon the number of shares of common stock issuable to such holders.

     (4) Includes options to purchase 65,000 shares of common stock, but does not include options to purchase 35,000 shares of common stock which are not exercisable within 60 days.

     (5) Includes options to purchase 9,000 shares of common stock which are exercisable within 60 days, but does not include options to purchase 16,000 shares of common stock which are not exercisable within 60 days.

     (6) Includes options to purchase 9,000 shares of common stock, but does not include options to purchase 41,000 shares of common stock which are not exercisable within 60 days.

* Represents less than 1% of applicable shares of common stock outstanding.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

     In August 1998, we sold our three vocational schools that we operated as a junior college in Orlando, Pompano Beach and Miami, Florida that offer training and preparation for licensing in therapeutic massage and skin care to Florida College of Natural Health, Inc. Neal R. Heller, our former President, Chief Executive Officer, a principal stockholder and a former director, Elizabeth S. Heller, his wife, our former secretary, a principal stockholder and a former director, and Mr. Arthur Kaiser, a former director of ours, were at the time principal shareholders of Florida College. The purchase price for the schools was $1,778,333 in cash. In addition, Florida College assumed all of the liabilities in connection with the operations of the schools together with additional liabilities in the aggregate amount of approximately $2,559,249. We were not released from such liabilities despite such assumption by Florida College.

     In connection with the sale of the schools, Mr. and Mrs. Heller's employment agreements were canceled, and they each resigned as directors and officers of ours. Mr. and Mrs. Heller also transferred to us 79,175 shares of common stock which were canceled and options to purchase 20,000 shares of common stock.

     Martin C. Licht, a director of Natural Health Trends, was a member of law firms which received $263,221 attributable to 1998 and $79,000 attributable to 1999.

     As of December 31, 1999, we owed approximately $37,000 to Robert L. Richards, the president and a director, in connection with liabilities assumed in connection with the Kaire acquisition. In addition we owed two current employees and one former employee approximately $112,000. Mr. Woodburn, our chief financial officer, and Mr. Richards have guaranteed a loan to the Company in the amount of $87,000 from STAR Financial Bank.

     In January 2000, we entered into a licensing agreement with GLI, Inc., of which our former president, Joseph Grace, is a principal. We licensed to GLI certain rights to manufacture, distribute and sell the four Natural Relief 1222 products through various distribution channels and the exclusive right to the trademark "Natural Relief 1222". The licensing agreement is for a percentage of GLI's net sales for five years with a minimum royalty guaranteed. After five years, the royalty is reduced to a lower percentage of net sales with no minimum royalty guaranteed. As part of the licensing agreement, GLI agreed to purchase any unused inventory of the product.

     We believe that the transactions between us and any of our officers, directors and/or 5% stockholders have been on terms no less favorable to the Company than could have been obtained from independent third parties. Future transactions, if any, between the Company and any of its officers, directors and/or 5% stockholders will be on terms no less favorable to us than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors. In addition, any forgiveness of indebtedness of officers, directors or 5% stockholders will be approved by a majority of disinterested directors who do not have an interest in the transactions and who have access, at our expense, to counsel.


ITEM  13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a) Exhibits

Index to Exhibits
--------------
NUMBER  DESCRIPTION OF EXHIBIT

2.1 Asset Purchase Agreement dated April 29, 1998 by and among Natural Health Trends Corp., Neal Heller & Elizabeth S. Heller and Florida College of Natural Health, Inc. (2)
2.2 Acquisition Agreement among the Company, NHTC Acquisition Corp. and Kaire International, Inc. (the "Acquisition Agreement").(3)
3.1      Amended and Restated Certificate of Incorporation of the
         Company.(4)
3.2      Amended and Restated By-Laws of the Company.(4)
4.1      Specimen Certificate of the Company's Common Stock.(4)
4.2      Form of Class A Warrant.(4)
4.3      Form of Class B Warrant.(4)
4.4 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company for Class A and B Warrants.(4)

4.5      1994 Stock Option Plan.(4)
4.6      1997 Stock Option Plan.(11)
4.7      1998 Stock Option Plan.(11)
4.8 Articles of Amendment of Articles of Incorporation of the Company.(6)
4.9      Articles of Amendment of Articles of Incorporation- Series C
         Preferred Stock.(7)
4.10     Articles of Amendment of Articles of Incorporation- Series E
         Preferred Stock.(3)
4.11     Articles of Amendment of Articles of Incorporation- Series F
         Preferred Stock.(3)
4.12     Articles of Amendment of Articles of Incorporation- Series G
         Preferred Stock.(3)
4.13     Articles of Amendment of Articles of Incorporation- Series H
         Preferred Stock.(3)
4.14     Form of Warrant in connection with the Acquisition
         Agreement.(3)
4.15 Articles of Amendment of Articles of Incorporation - Series J Preferred Stock (13)
10.1     Agreement among Natural Health Trends Corp. Health Wellness
         Nationwide Corp., Samantha Haimes and Leonard Haimes.(8)
10.2 Leases (Two) for Registrant's Denver, Colorado facilities.(11)
10.3     Manufacturing and Distribution Agreement between Kaire
         International Inc. and ENZO Nutraceuticals, Ltd.(11)
10.4     Assignment of Patents Agreement dated May 23, 1997 between
         MikeCo., Inc. and Troy Laboratories, Inc. and H. Edward
         Troy.(11)
10.5     Agreement dated April 8, 1998 among Global Health
         Alternatives, Inc. and MikeCo., Inc., Troy Laboratories,
         Inc., H. Edward Troy, Kevin Underwood and Patrick
         Killorin.(11)
10.6     Assumption Agreement and Amendment of Commercial Security
         Agreement dated February 19, 1999 by and between STAR
         Financial Bank, Kaire International, Inc. and NHTC
         Acquisition Corp.(11)
10.7     Agreement dated September 17, 1999 between the Company and
         Joseph P. Grace.(11)
10.8 Promissory Note in the amount of $150,000 from the Company to Filin Corporation.(11)
10.9     Promissory Note in the amount of $50,000 from the Company to
         H. Newcomb Eldredge.(11)
10.10 Promissory Note in the amount of $50,000 from the Company to Capital Development S.A.(11)
10.11 Promissory Note in the amount of $100,000 between the Company and Domain Investments, Inc.(10)
10.12 Promissory Note in the amount of $100,000 between the Company and Domain Investments, Inc.(10)
10.13    Consulting Agreement between the Company and Meridian
         Equities Hong Kong, Ltd.(10)
10.14    Consulting Agreement between the Company and Domain
         Investments, Inc.(10)
10.15 Promissory Note in the amount of $70,000 from the Company to Domain Investments, Inc. (12)
10.16    Licensing Agreement between GLI, Inc. and the Company(12)
21.1     List of Subsidiaries.(9)
23.1     Consent of Feldman Sherb Horowitz & Co P.C.(1)
27.1     Financial Data Schedule.(12)

-------------------------
(1)      Filed upon the initial filing of this Registration Statement.

(2) Previously filed with the Company's Proxy Statement on Schedule 14A, dated May 14, 1998.

(3) Previously filed with the Company's Proxy Statement on Schedule 14A, dated January 25, 1999.

(4)      Previously filed with Registration Statement No. 33-91184.

(5)      Previously filed with the Company's Form 8-K dated August 7, 1997.

(6)      Previously filed with the Company's Form 10-QSB dated June 30, 1997.

(7)      Previously  filed  with  the  Company's Form 10-QSB dated September 30,
         1998.

(8) Previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

(9) Previously filed with the Company's Form 10-KSB for the year ended December 31, 1998.

(10)     To be filed by Amendment.

(11) Previously filed with the Company's Registration Statement, File No. 333-80465.


(12)     Filed herewith.
(13)     Previously filed with the Company's Form 8-K dated March 17, 2000.




         (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Natural Health Trends Corp.


Signature                                  Title                  Date


/s/ Robert L. Richards     President, Chief Executive
-------------------------  Officer and Director               April 18, 2000
    Robert L. Richards

/s/ Mark D. Woodburn    Chief Financial Officer, Secretary    April 18, 2000
----------------------- (Principal Financial and Accounting
    Mark D. Woodburn     Officer)




     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant   and   in   the   capacitites   and   on   the   dates    indicated.

Signature                                  Title                    Date

/s/ Robert L. Richards                   Director              April 18, 2000
------------------------
    Robert L. Richards

/s/ Martin C. Licht                      Director              April 18, 2000
---------------------
    Martin C. Licht

/s/ Dirk D. Goldwasser                    Director             April 18, 2000
-----------------------
    Dirk D. Goldwasser

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


     The following consolidated financial statements of Natural Health Trends Corp. are included in response to Item 7:



                                                                      PAGE


Report of Independent Auditors......................................  F-2

Consolidated Balance Sheets.........................................  F-3

Consolidated Statements of Operations...............................  F-4

Consolidated Statements of Stockholders' Equity ....................  F-5

Consolidated Statements of Cash Flows.............................  F-6-7

Notes to Consolidated Financial Statements.......................  F-8-23

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Natural Health Trends Corp. and Subsidiaries
New York, New York

         We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the financial position of Natural Health Trends Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each of the last three fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
March 10, 2000

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,
                                            -------------------------------
                                               1999                 1998
                                            -----------       -------------
    ASSETS
Current Assets
  Cash                                    $    434,063        $    294,220
  Restricted cash                              152,505                   -
  Account receivables                          407,490              19,331
  Inventory                                    847,212             314,367
  Due from affiliate                                 -             250,000
  Prepaid expenses and other current assets    120,481               3,370
                                            -----------       -------------
   Total Current Assets                      1,961,751             881,288

Property and Equipment, net                    567,065              78,436
  Long Term Prepaids                            54,228             498,125
  Patents and Customer Lists                 7,912,594           4,415,049
  Goodwill                                     682,654             829,468
  Deposits and Other Assets                     75,607             150,350
                                            -----------       -------------
   Total Assets                           $ 11,253,899        $  6,852,716
                                            ===========       =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Checks written in excess of deposits    $    556,884        $          -
  Accounts payable                           4,511,772           1,685,313
  Accrued expenses                             404,458             139,566
  Accrued bonus payable                        472,503                   -
  Payroll taxes payable                        668,390                   -
  Accrued expenses for discontinued operations       -             314,593
  Notes payable                                854,684             314,684
  Current portion of capital lease obligations  75,995                   -
  Notes payable related parties                112,363                   -
  Accrued consulting contract                        -             405,385
  Other current liabilities                    231,926              38,481
  Deferred revenue                             527,831                   -
                                            -----------       -------------
    Total Current Liabilities                8,416,806           2,898,022

Capital Lease Obligations, net
  of current portion                            53,158                   -
                                            -----------       -------------
    Total Liabilities                        8,469,964           2,898,022

Common Stock Subject to Put                          -             380,000

Stockholders' Equity:
  Preferred Stock, $1,000 par value;
   1,500,000 shares authorized;
   5,164, and 1,650 shares issued
   and outstanding                           5,163,695           1,650,000
  Common Stock, $.001 par value;
   50,000,000 shares authorized;
   7,989,847 and 6,220,331 shares
   issued and outstanding                        7,990               6,221
  Additional Paid in Capital                21,443,914          16,668,257
  Accumulated Deficit                      (23,165,664)        (14,369,784)
  Deferred Compensation                       (666,000)                  -
  Common Stock subject to put                        -            (380,000)
                                            -----------       -------------
    Total Stockholders' Equity               2,783,935           3,574,694
                                            -----------       -------------
   Total Liabilities and
   Stockholders' Equity                   $ 11,253,899        $  6,852,716
                                            ===========       =============


                 See Notes to Consolidated Financial Statements
                                                                  .

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended
                                                   December 31,
                                  ------------------------------------------
                                      1999           1998           1997
                                  ------------   ------------   ------------
Revenues                          $ 15,269,631   $ 1,191,120    $ 1,133,726

Cost of sales                        4,267,045       454,370        375,034
                                  ------------   ------------   ------------
Gross profit                        11,002,586       736,750        758,692

Distributor commissions              7,229,758             -              -
Write-down of patents and
 goodwill                            3,166,841             -              -
Selling, general and
 administrative  expenses            7,723,157     3,277,047      4,194,044
                                  ------------   ------------   ------------
Operating loss                      (7,117,170)   (2,540,297)    (3,435,352)

Minority interest in loss
 of subsidiaries                        89,756             -              -
Other (expense)                        (67,180)            -              -
Gain on dissolution                    200,000             -              -
Interest,  net                        (663,289)     (199,757)      (868,721)
                                  ------------   ------------   ------------

Loss from continuing operations     (7,557,883)   (2,740,054)    (4,304,073)
                                  ------------   ------------   ------------
Discontinued operations:
Income (loss) from discontinued
 operations                            304,593       (86,234)    (2,919,208)
Gain (loss) on disposal                      -       722,640       (501,839)
                                  ------------   ------------   ------------
Gain (loss) from discontinued
 operations                            304,593       636,406     (3,421,047)
                                  ------------   ------------   -------------

Loss before extraordinary gain      (7,253,290)   (2,103,648)    (7,725,120)

Extraordinary gain -
 forgiveness of debt                         -       815,636              -
                                  ------------   ------------   -------------

Net loss                            (7,253,290)   (1,288,012)    (7,725,120)


Preferred stock dividends            1,542,590     2,011,905        733,333
                                  ------------   ------------   -------------

Net loss to common shareholders   $ (8,795,880)  $(3,299,917)   $(8,458,453)
                                  ============   ============   =============

Basic and diluted loss per common share:

Continuing operations             $      (1.26)  $     (2.15)   $    (11.60)
Discontinued operations                   0.04          0.29          (7.88)
Extraordinary gain                           -          0.37              -
                                  ------------   ------------   -------------
Net loss to common shareholders   $      (1.22)  $     (1.49)   $    (19.48)
                                  =============  ============   =============

Basic and diluted weighted common
 shares used                         7,233,297     2,210,458        434,265
                                  =============  ============   =============


                 See Notes to Consolidated Financial Statements.




                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                 Common
                                                                        Additional                Stock      Deferred
                                    Common Stock     Preferred Stock     Paid-in   Accumulated    Subject      Stock
                                --------------------------------------
                                   Shares   Amount  Shares  Amount     Capital     Deficit      to Put    Compensation    Total
                                ----------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996       308,650  $  309       -  $    -      $6,242,689 $ (2,595,123)  $(380,000)  $  96,250)  $3,171,625

Sales of Convertible Series A           -       -   2,200   1,900,702           -            -           -           -    1,900,702
preferred stock
Preferred stock dividends imputed       -       -       -        -        733,333     (733,333)          -           -            -
Conversion of debentures          303,986     303       -        -      1,207,172            -           -           -    1,207,475
Stock issued for acquisition      145,000     145       -        -      2,899,855            -           -           -    2,900,000
Other issuances                       500       1       -        -         24,999            -           -           -       25,000
Issuances of stock options              -       -       -        -        400,000            -           -           -      400,000
Amortization of deferred stock          -       -       -        -              -            -           -      82,500       82,500
compensation
Discount on debentures                  -       -       -        -        433,333            -           -           -      433,333
Net loss                                -       -       -        -              -   (7,725,120)          -           -   (7,725,120)
                                ----------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997       758,136     758   2,200   1,900,702  11,941,381  (11,053,576)   (380,000)    (13,750)   2,395,515
Sales of Convertible Series B           -       -     300     261,500           -            -           -            -     261,500
preferred stock
Sales of Convertible Series C           -       -   4,000   3,507,500           -            -           -            -   3,507,500
preferred stock
Sales of Convertible Series D           -       -      75      75,000           -            -           -            -      75,000
preferred stock
Sales of Convertible Series E           -       -   1,650   1,650,000    (210,500)           -           -            -   1,439,500
preferred stock
Preferred stock dividends imputed       -       -       -        -      2,011,905   (2,011,905)          -            -           -
Redemption of Convertible Series A
preferred stock                         -       - (2,200)  (1,900,702) (1,629,607)           -           -            -  (3,530,309)
Redemption of Convertible Series D
preferred stock                         -       -    (75)     (75,000)          -      (16,291)          -            -    (91,291)
Conversion of debentures          206,603     207      -         -        188,418            -           -            -     188,625
Conversion of Convertible Series
B preferred stock                 541,330     541   (300)    (261,500)    260,959            -           -            -           -
Conversion of Convertible Series
C preferred stock               3,608,296   3,608 (4,000)  (3,507,500)  3,503,892            -           -            -           -
Conversion of notes payable     1,195,473   1,196      -         -        697,917            -           -            -     699,113
Redemption of shares re: school
sale                              (79,175)    (79)     -         -        (96,118)           -           -            -     (96,197)
Shares cancelled in reverse
stock split                       (10,332)    (10)     -         -             10            -           -            -           -
Amortization of deferred stock          -       -      -         -              -            -           -       13,750      13,750
compensation
Net loss                                -       -       -        -              -   (1,288,012)          -            -  (1,288,012)
                                ----------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998     6,220,331   6,221   1,650   1,650,000  16,668,257  (14,369,784)   (380,000)           -   3,574,694
Issuance of Convertible Series
F preferred stock                       -       -   2,800   2,800,000           -            -           -            -   2,800,000
Issuance of Convertible Series
G preferred stock                       -       -     350     350,000           -            -           -            -     350,000
Sale of Convertible Series
H preferred stock                       -       -   1,400   1,400,000    (198,985)           -           -            -   1,201,015
I preferred stock                       -       -     516     516,000           -            -           -            -     516,000
Issuance of common stock warrants       -       -       -        -        682,000            -           -            -     682,000
Preferred stock dividends imputed       -       -       -        -        632,455     (632,455)          -            -           -
Accrued preferred stock dividends       -       -       -        -        910,135     (910,135)          -            -           -
Conversion of Convertible Series
I preferred stock                 160,104     160    (516)    515,840    (516,000)           -           -            -           -
Conversion of Convertible Series
E preferred stock                 603,130     603   (610)    (610,000)    609,397            -           -            -           -
Exercise of Series E warrants     185,769     186      -         -           (186)           -           -            -           -
Conversion of Convertible Series
H preferred stock                 255,254     255   (426)    (426,305)    426,050            -           -            -           -
Deferred stock compensation             -       -      -         -              -            -           -     (666,000)   (666,000)
Exercise of put                         -       -      -         -              -            -     380,000            -     380,000
Shares issued for services        433,018     433      -         -      1,122,383            -           -            -   1,122,816
Shares issued for interest        132,241     132      -         -         76,568            -           -            -      76,700
Net loss                                       -       -         -              -   (7,253,290)          -            -  (7,253,290)
                                ----------------------------------------------------------------------------------------------------
BALANCE - December 31, 1999
                                7,989,847  $7,990  5,164   $5,163,695 $21,443,914 $(23,165,664)  $       -   $ (666,000) $2,783,935
                                ====================================================================================================

                 See Notes to Consolidated Financial Statements.
                                       F-5

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended
                                                                                    December 31,
                                                                   -------------------------------------------
                                                                        1999           1998           1997
                                                                   -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................   $(7,253,290)   $(1,288,012)   $(7,725,120)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      (Gain) on dissolution .....................................      (200,000)          --             --
      Loss from discontinued operations .........................      (304,593)        86,234      2,919,208
      (Gain) loss on disposal of discontinued operations ........          --         (722,640)       501,839
      Depreciation and amortization .............................       374,154        549,668        255,345

      Loss on disposal of fixed asset ...........................        (3,802)          --             --
      Interest settled by issuance of stock .....................        97,868        112,971        116,065
                                                                                                      200,000
      Write down of patents and goodwill ........................     3,166,841           --

      Amortization of note payable discount .....................          --             --          433,333
                                                                                                     (815,636)
      Gain on forgiveness of debt ...............................       (81,260)          --
  Changes in assets and liabilities, net of business combination:
     (Increase) decrease in accounts receivable .................       228,684        141,774        (62,446)
     (Increase) decrease in inventories .........................       253,033        405,359       (219,144)
     (Increase) decrease in prepaid expenses ....................      (134,364)         7,970        102,353
     (Increase) decrease in prepaid royalties ...................       498,125       (491,825)          --
     Decrease in deposits and other assets ......................       283,200         42,514         66,775
     Increase in accounts payable ...............................     1,113,501        154,963      1,380,509
     Increase (decrease) in accrued expenses ....................       179,690       (698,805)       506,021
     Increase (decrease) in accrued expenses for
     discontinued operations ....................................       (10,000)       (41,469)       356,062
     Increase in accrued interest ...............................       352,906           --             --
     Increase in accrued consulting contract ....................          --           45,254        360,131
     Increase in deferred revenue ...............................       453,744           --             --
     Increase (decrease) in other current liabilities ...........       245,478       (121,339)        33,397
                                                                    -----------     -----------   ------------
  Net cash used in continuing operations ........................      (715,085)    (2,433,019)      (975,672)

  Net cash used in discontinued operations ......................          --       (2,057,177)    (3,455,155)
                                                                    -----------     -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES ...........................      (715,085)    (4,490,196)    (4,430,827)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...........................................      (127,077)        (7,510)       (32,658)
 Business acquisitions net of assets acquired ...................    (1,353,573)          --             --
 Increase in cash overdraft .....................................      (168,792)          --             --
 Increase in restricted cash ....................................       (27,505)          --             --
 Proceeds from disposition of discontinued operations ...........          --        4,349,700           --
                                                                    -----------     -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .............    (1,676,947)     4,342,190        (32,658)
                                                                    -----------     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in due to affiliate ........................       250,000       (250,000)          --
 Loan origination costs - preferred stock .......................          --             --         (299,299)
 Proceeds from preferred stock ..................................     3,724,195      5,283,000      2,200,000
 Redemption of preferred stock ..................................    (1,552,305)    (3,621,600)          --
 Proceeds from sale of debentures ...............................          --             --        1,626,826
 Payments of debentures .........................................          --             --         (355,650)
 Proceeds from notes payable and long-term debt .................       581,899           --          850,000
 Payments of notes payable and long-term debt ...................      (471,914)      (940,000)        (8,692)
 Redemption of common stock .....................................          --          (96,197)          --
                                                                    -----------     -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......................     2,531,875        375,203      4,013,185
                                                                    -----------     -----------   -----------
NET INCREASE (DECREASE) IN CASH .................................       139,843        227,197       (450,300)
CASH, BEGINNING OF YEAR .........................................       294,220         67,023        517,323
                                                                    -----------     -----------   -----------
CASH, END OF YEAR ...............................................   $   434,063    $   294,220    $    67,023
                                                                    ===========     ===========   ===========

                See Notes to Consolidated Financial Statements.
                                       F-6

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended
                                                                    December 31,
                                                         ------------------------------------
                                                           1999        1998       1997
                                                         ------------------------------------
DISCLOSURE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
   (1) Conversion of preferred stock to common stock  $ 1,552,305  $ 3,769,000  $         -
   (2) Conversion of debentures, notes payable and
       related accrued interest to common stock       $         -  $   887,738  $ 1,207,475
   (3) Stock and warrants issued for acquisition      $         -  $         -  $ 2,900,000
   (4) Preferred stock dividends                      $ 1,542,590  $ 2,011,905  $         -




              See Notes to Consolidated Financial Statements.
                                       F-7

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997


1. ORGANIZATION

     Natural Health Trends Corp. (formerly known as Florida Institute of Massage Therapy, Inc.) (the "Company") was incorporated under the laws of the State of Florida in December 1988.

     In 1996, the Company opened two natural health care centers which provided multi-disciplinary complementary health care in the areas of alternative and nutritional medicine. These facilities were closed during 1997 and accordingly are being accounted for as discontinued operations.

     In July 1997, the Company acquired Global Health Alternatives, Inc., ("Global") a company incorporated in Delaware, which is in the business of marketing and distribution of over-the-counter homeopathic pharmaceutical health products. Global operates its business through its wholly owned subsidiaries:
Ellon, Inc. ("Ellon"), Maine Naturals, Inc. ("MNI") and Natural Health Laboratories, Inc.

     In 1998, the Company sold its schools and related facilities,  that offered
curricula  in  therapeutic  massage  training  and  skin  care  therapy.   These
operations are being accounted for as discontinued operations.

     In February 1999, the Company's newly formed, wholly-owned subsidiary, Kaire Nutraceuticals, Inc., ("Kaire Nutraceuticals") acquired substantially all the assets of Kaire International Inc., ("Kaire"). Kaire Nutraceuticals is engaged in the distribution of health and personal care products through network marketers throughout the United States, Canada, New Zealand, Australia, and Trinidad and Tobago. Included in the purchase was shares of common stock owned by Kaire in each of its wholly-owned and /or majority owned subsidiaries including, but not limited to Kaire New Zealand Ltd., , Kaire Australia Pty. Ltd., Kaire Trinidad, Ltd., and Kaire Europe Ltd., (subsequently closed in March
2000). Kaire Nutraceuticals acquired 100% of the common stock of Kaire Europe, Ltd. and Kaire Trinidad, Ltd., and it acquired 51% of the common stock of Kaire New Zealand Ltd. and Kaire Australia Pty. Ltd.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Principles of Consolidation-The accompanying consolidated financial statements include the accounts of Natural Health Trends Corp. and its subsidiaries. All material inter-company transactions have been eliminated in consolidation.

     B. Accounts Receivable-Accounts receivable are stated net of allowance for doubtful accounts of approximately $0 for 1999 and $2,000 for 1998.

     C. Inventories-Inventories consisting primarily of nutritional supplements are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     D. Property and Equipment-Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the useful lives of the various assets.

     E. Cash Equivalents-Cash equivalents consist of money market accounts and commercial paper with an initial term of fewer than three months. For purposes of the statement of cash flows, the Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     F. Earnings (Loss) Per Share-In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", which became effective for both interim and annual financial statements for periods ending after December 15, 1997. SFAS 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share is computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, SFAS 128 requires the restatement of prior period reported earnings per share to conform to the new standard. The per share presentations in the accompanying financial statements reflect the provisions of SFAS 128. Diluted earnings per share is not being shown due to the fact that the years ended
December 31, 1999, 1998 and 1997 show a net loss and the conversion of the preferred stock and common stock outstanding during those years would be anti-dilutive.

     G. Accounting Estimates-The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     H. Income Taxes-Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

     I. Fair Value of Financial Instruments-The carrying amounts reported in the balance sheet for cash, receivables, accrued expenses, and long-term debt approximate fair value based on the short-term maturity of these instruments.

     J. Stock Based Compensation-The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

     K. Impairment of Long-Lived Assets-The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999 and 1998, the Company recorded a charge against patents and goodwill upon such review (Note 4).

     L. Basis of Presentation-The Company had a working capital deficiency of approximately $6,597,000 and $2,017,000 for the years ended December 31, 1999 and 1998, and they recorded net losses of approximately $7,152,000 and $1,288,000 respectively, that raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

     M. Royalty Expense-Royalties that are incurred on a per unit sold basis are included in Cost of Sales. Additional royalty amounts incurred to meet contractual minimum levels are classified as Selling, General and Administrative Expenses.

     N. Reclassifications-The Company has reclassified certain expenses in its consolidated statements of operations for the year ended December 31, 1997 as a result of the sale of its schools and related facilities. These changes had no significant impact on previously reported results of operations or stockholders' equity.

     O. Foreign Currency Translations-Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses of subsidiaries are translated at the average rates of exchange prevailing during the year or period then ended. The related transaction adjustments are reflected as a cumulative translation adjustment in consolidated stockholders' equity. Foreign currency gains and losses resulting from transactions are included in results of operations in the period in which the transaction occurred.

     P. Revenue Recognition-Kaire Nutraceuticals sells its product directly to independent distributors. Sales are recorded when products are shipped. Kaire Nutraceuticals has a program that provides a 100% refund (less shipping and handling) to all end users, for any unopened product that is returned within 30 days from the date of purchase in resalable condition. Kaire Nutraceuticals provides a 100% product exchange for any product that does not meet customer satisfaction if returned within 30 days under this program. An associate is allowed 90 days from order date for exchange or refund only if product bottles (empty, partial or full) are returned. SFAS No. 48 "Revenue Recognition When Right of Return Exists" requires that Kaire Nutraceuticals accrue losses that may be expected from sales returns. Kaire Nutraceuticals monitors its historical sales returns and accrues a liability for sales returns when and if sales returns become significant.

     Q. Comprehensive Income-Subsequent to the acquisition of Kaire, the Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net loss and all changes to the consolidated statements of stockholders' equity, except those due to investments by stockholders, changes in paid in capital and distribution to stockholders. For the year ended December 31, 1999, the Company has deemed comprehensive income to be negligible, due to the purchase of Kaire in February, and has reported comprehensive income as such.

     R. Concentration of Risk-The Company maintains its cash accounts in several bank accounts. Accounts in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's cash balance in some of its bank accounts generally exceeds the insured limits.

     Kaire Nutraceuticals sells its products through network marketers throughout the United States, Canada, New Zealand, Australia, and Trinidad and Tobago. Credit is extended for returned checks and/or until credit card purchases have cleared the bank.

     Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risk, in the normal course of business.

     S. Restricted Cash-Kaire Nutraceuticals has three (3) restricted cash accounts (i) two (2) with credit card processing companies. The primary purpose of these accounts is to provide a reserve for potential uncollectible amounts and chargebacks by Kaire Nutraceuticals' credit card customers. The credit card processing companies may periodically increase the restricted cash account. The amount on deposit is calculated at 2% of net sales over a rolling six month average and (ii) a third account is maintained with a bank as security for a note payable which was refinanced in January 2000 using this restricted cash (of approximately $27,000), to pay down a portion of the note principal (see Note
5).

3. PROPERTY AND EQUIPMENT
         Property and Equipment consisted of the following:


                                                      December 31,
                                                   ----------------
                                                  1999           1998
                                                 -------         ------
Equipment, furniture and fixtures    5 to 7     $641,579        $91,795
Leasehold improvements               3 to 5            -          4,190
                                                 -------         ------
                                                 641,579         95,985
Less: Accumulated depreciation                   (74,514)       (17,549)
                                                 -------         ------
                                                $567,065        $78,436
                                                 =======         ======

4. PATENTS, CUSTOMER LISTS AND GOODWILL

     Patents and customer lists consisted of the following:
                                                            December 31,
                                               ---------------------------------
                                                      1999             1998
                                               ----------------- ---------------
Patents and trademarks, net of accumulated
amortization of $1,076,984 and  $873,540
for 1999 and 1998 respectively                 $   1,739,736     $ 4,374,674

Customer lists, net of accumulated
amortization of $29,316 and $16,625 for
1999 and 1998 respectively.                        6,172,825          40,375
                                               ----------------- ---------------
                                               $   7,912,594     $ 4,415,049
                                               ================= ===============

Goodwill, net of accumulated
amortization of $89,319 and $28,071
for 1999 and 1998 respectively                  $    682,654     $   829,468
                                               ================= ===============

     The goodwill, the patents and trademarks, and the customer lists arose in connection with the acquisitions of businesses made by the Company in 1997 and 1999. The goodwill, the patents and trademarks, and the customer lists are being amortized over their estimated useful lives which are 5 to 10 years for the customer lists, 15 years for goodwill and 11 and 17 years for patents. In 1999 and 1998, the Company under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" evaluated the recoverability of its patent and trademarks, by comparing its carrying amount to income generated. As a result of such evaluation the Company recorded a charge of approximately $3,166,841 and $200,000 against the patent and trademarks in 1999 and 1998, respectively.

     In connection with the acquisition of Kaire in February 1999, the Company has recognized $7,719,459 in goodwill and customer list (Note 18).

Goodwill                                                $771,947
Customer List                                          6,947,512
                                                       ---------
                                                      $7,719,459
                                                       =========

5. LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                       December 31,
                                                    ----------------
                                                    1999       1998
                                                    ----       ----
(i) $375,000  note  payable,  non-interest       $239,865    $239,865
    bearing,  due October 1, 2000 (less
    unamortized discount based on imputed
    interest rate of 12% per annum ($41,385))
    Initial payment of $93,750 on October 15,
    1996, then monthly payments  of  $7,813
    beginning on November 1, 1997 and ending
    October 1, 2000
(i) $75,000 note payable, non-interest             47,819      47,819
    bearing,  due September 15, 1998
    (less  unamortized  discount  based on
    imputed  interest  rate of 12% per
    annum  ($1,349))
(i) $69,000 note payable, non-interest             27,000      27,000
    bearing, due October 15, 1997.
(ii)$120,000 note payable, 10% interest, due      120,000           -
    January 15, 2000
(iii)$270,000 notes payable, 10% interest,        270,000           -
     due on demand
(iv) $150,000 note payable, 10% interest,         150,000           -
     due on demand                               --------    ---------
                                                 $854,684    $314,684
                                                 ========    =========

(i) The above notes were issued upon the purchase of Ellon, Inc. in 1996. Scheduled payments have not been made since 1997, due to disputes with the note holders, and accordingly all unpaid balances are included in notes payable.

(ii) In accordance with the asset purchase agreement of Kaire (Note 18), the Company assumed a note payable to a bank that bears interest at 10.5% per annum and is collateralized by inventories, accounts receivable, certain assets, and the personal guarantees of certain officers and directors of Kaire. The term loan is payable in monthly principal installment of $5,000 plus accrued interest and is due in January 2000. In January 2000, this note was refinanced at the same terms and is now due July 15, 2001.

(iii)In the event the note is not paid on demand, the holder has the option to convert the note at any time into shares of common stock at 40% of the five day average closing bid price of the common stock on the five days preceding notice of conversion. Due to the beneficial conversion feature in this note, imputed interest of $405,000 has been recorded.

(iv) In October 1999, the Company amended the promissory note to provide that the note is payable upon demand and is convertible into shares of common stock at a discount equal to 40% of the average closing bid price of the common stock on three days preceding notice of conversion. Due to the beneficial conversion feature in this note, imputed interest of $225,000 has been recorded.


6. NOTES PAYABLE RELATED PARTY

         As of December 31, 1999, the Company owed $112,363 to four of its executive officers and directors. All four notes bear interest at 10% and are payable upon demand.

7. PAYROLL TAX AND SALES TAX LIABILITIES

     During 1999, the Company has not made its payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. The Company has filed all required payroll tax returns and is currently negotiating a payment plan with the IRS. As of December 31, 1999, the Company owes approximately $668,400 of delinquent payroll tax liabilities including interest and penalties. The Company's failure to pay its delinquent payroll tax liabilities could result in tax liens being filed by various taxing authorities.

     During 1999, the Company did not make its sales tax deposits with the various sales tax authorities on a timely basis. The Company has filed all required sales tax returns. As of December 31, 1999, the Company owed approximately $189,900 in current and delinquent sales taxes which is included in other current liabilities. The Company's failure to pay its delinquent sales taxes could result in tax liens being filed by various taxing authorities.

8. STOCKHOLDERS' EQUITY

     A Common Stock-The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value share. In October 1999, the Company entered into a two year consulting agreement with a consultant pursuant to which the consultant will provide the Company with advisory services relating to mergers and acquisitions and strategic alliances in consideration for the issuance of 95,000 shares of common stock.

     In October 1999, the Company entered into a consulting agreement with a consultant pursuant to which the consultant will negotiate settlements with the Company's creditors in consideration for the issuance of 185,000 shares of common stock.

     In November 1999, the Company issued 125,000 shares of common stock pursuant to a settlement agreement.

     In November 1999, the Company issued 3,018 shares of common stock to a former employee pursuant to an employment agreement.

     In November 1999, the Company issued 25,000 shares of common stock to a Director in connection with legal services performed on the Company's behalf.

     B. Preferred Stock-The Company is authorized to issue a maximum of 1,500,000 shares of $.001 par preferred stock, in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Company's board of directors may, from time to time, determine.

     Series A Preferred Stock-In June 1997, the Company sold 2,200 shares of its convertible Series A Preferred Stock for $1,000 a share realizing net proceeds of $1,900,702. The preferred stock pays dividends at the rate of 8% per annum payable in cash or shares of the Company's common stock valued at 75% of the closing bid price. The preferred stock has a liquidation preference of $1,000 per share. The preferred stock is convertible commencing 60 days after issuance, provided that a registration statement covering the resale of the shares of common stock is effective, at the rate of 75% of the average closing bid price of the common stock over the five days preceding the notice of redemption. The Company has the right to redeem the preferred stock for 240 days after the date of issuance at the rate of 125% of the stated value. If a registration statement is not deemed effective within 60 days of the date of issuance, then the Company is obligated to pay a penalty at the rate of 2.5% per month.

     In 1998 all 2,200 shares of Series A preferred stock were redeemed for $3,530,309, inclusive of face amount, redemption value, penalties and dividends.

     Series B Preferred Stock. In February 1998, the Company issued 300 shares of Series B Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $261,500. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a price equal to the lower of 70% of the average closing bid price of the common stock for the three trading days immediately preceding the notice of conversion or $0.625 per share. Due to the beneficial conversion features in the issuance of this series of preferred stock, an imputed dividend of $128,572 has been recorded.

     In 1998 all 300 shares of Series B Preferred Stock converted to a total of 541,330 shares of the Company's common stock.

     Series C Preferred Stock. In April 1998, the Company issued 4,000 shares of Series C Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $3,507,500. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to 75% of the average closing bid prices of the common stock for the five day trading period ending on the day before conversion date, or 100% of the closing bid price on the day of funding. Due to the beneficial conversion features in the issuance of this series of preferred stock, an imputed dividend of $1,333,333 has been recorded.

     In 1998 all 4,000 shares of Series C Preferred Stock converted to a total of 3,608,296 shares of the Company's common stock.

     Series D Preferred Stock-In July 1998, the Company issued 75 shares of Series D Preferred Stock with a stated value of $1,000 per share. The stated value and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to 70% of the average closing bid prices of the common stock for the five day trading period ending on the day before conversion date.

     In August 1998 all 75 shares of Series D Preferred Stock were redeemed for a total of $91,291.

     Series E Preferred Stock. In August 1998, the Company issued 1,650 shares of Series E Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,439,500. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of 75% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion date or 100% of the closing bid price on the day of funding. This series of stock is convertible commencing 60 days after issuance. Due to the beneficial conversion features in the issuance of this series of preferred stock, an imputed dividend of $550,000 has been recorded.

     If the Company does not have an effective common stock registration 120 days subsequent to the issuance of Series E Preferred Stock, a 2% penalty on the face amount of $1,650,000 accrues for every 30 days without an effective registration statement. As of the year ended December 31, 1999 the Company has recorded a charge of $369,800 due to non-compliance with this clause.

     In the year ended December 31, 1999, $159,510 in accrued dividends was recorded for the period such stock was outstanding.

     In September 1999, 610 shares of Series E Preferred Stock was converted to 603,130 of the Company's common stock.

     Series F Preferred Stock. In February 1999, the Company issued 2,800 shares of Series F Preferred Stock with a stated value of $1,000 per share realizing a net value of $2,800,000. This issuance is in accordance with the asset purchase agreement of Kaire (Note 18). The preferred stock pays a dividend at 6% per annum and is payable upon conversion into either cash or common stock. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to 95% of the average closing bid price of the Common stock for the three trading days immediately preceding the date on which the Company receives notice of conversion from a holder. The Company is permitted at any time, on five days prior to written notice, to redeem the outstanding preferred stock at a redemption price equal to the stated value and the accrued dividends thereon.

     In the year ended December 31, 1999, the Company recorded an imputed dividend of $147,368 due to the beneficial conversion features in the Series F Preferred Stock. An additional $145,135 in accrued dividends was recorded for the period such stock was outstanding.

     Series G Preferred Stock. In February 1999, the Company issued 350 shares of Series G Preferred Stock with a stated value of $1,000 per share realizing a net value of $350,000. The preferred stock pays a dividend at the rate of 6% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to 95% of the average closing bid price of the common stock for the three trading days immediately preceding the date on which the Company receives notice of conversion. The Company is permitted at any time, on five days prior written notice, to redeem the outstanding preferred stock at a redemption price equal to the stated value and the accrued dividends thereon.

     In the year ended December 31, 1999, the Company recorded an imputed dividend of $18,421 due to the beneficial conversion features in the Series G Preferred Stock. An additional $18,142 in accrued dividends was recorded for the period such stock was outstanding.

     Series H Preferred Stock. In March and April 1999, the Company sold 1,400 shares of Series H Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,201,015. The preferred stock pays a dividend at the rate of 8% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 75% of the average closing bid price of the common stock for the three trading days immediately preceding the date on which the Company receives notice of conversion from a holder.

     If the Company does not have an effective common stock registration 120 days subsequent to the issuance of the Series H Preferred Stock, a 2% penalty on the face amount of $1,400,000 accrues for every 30 days without an effective registration statement. As of the year ended December 31, 1999, the Company recorded a charge of $123,500 due to non-compliance with this clause.

     In the year ended December 31, 1999, the Company recorded an imputed dividend of $466,667 due to the beneficial conversion features in the Series H Preferred Stock. An additional $79,155 in accrued dividends was recorded for the period such stock was outstanding.

     During the year ended December 31, 1999, the Company had converted 426 shares of the Series H Preferred Stock into 255,254 shares of common stock.

     Series I Preferred Stock. In February 1999, the Company authorized the issuance of 516 shares of Series I Preferred Stock with a stated value of $1,000 per share realizing a net value of $516,000. These shares were issued in connection to services rendered in connection with the Kaire acquisition. The preferred stock pays a dividend at the rate of 8% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the average closing bid price of the Common stock for the five trading days immediately preceding the date of conversion.

     In the year ended December 31, 1999, $16,048 in accrued dividends was recorded for the period such stock was outstanding.

     In July 1999 all 516 shares, plus the accrued interest payable of $16,048 of Series I Preferred stock was converted to 160,104 shares of the Company's common stock.

     C. Convertible Debentures-In April 1997, the Company issued $1,300,000 of 6% convertible debentures (the "Debentures"). Principal on the Debentures is due in March 2000. The principal and accrued interest on the Debentures are convertible into shares of common stock of the Company. The Debentures are convertible into shares of common stock at a conversion price equal to the lesser of $1.4375 or 75% of the average closing bid price of the common stock for the five trading days immediately preceding the notice of conversion. In June 1997, the Company repaid $300,000 of the Debentures. As of December 1997, $820,233 of such debentures were converted into 303,986 shares of common stock. As of December 1998, the remaining $179,767 were converted into 206,603 shares of common stock.

     In conjunction with the issuance of the Debentures, the Company issued warrants to purchase an aggregate of 5,000 shares of Common Stock. The warrants are exercisable until April 3, 2002. Warrants to purchase 2,500 shares of Common Stock are exercisable at $97.50 per share, and the balance are exercisable at $130.00 per share.

     D. Options-During the quarter ended September 30, 1997, the Company's president and secretary were issued an aggregate of 20,000, 10 year options, exercisable at $.001 per share. The Company has recorded a non-cash expense of $400,000 representing the difference between the exercise price and the fair value of the common stock.

     In connection with the sale of the schools, to the Company's former president and secretary, the above options were canceled.

     In April 1999, the Company issued an aggregate of 295,000, 5 year options, exercisable at $3.50 per share, to the Company's president, chairman of the board of directors, two directors, and an employee. The options were granted at fair market value, accordingly, no expense has been recognized.

     In connection with a licensing agreement, in February 2000, to the Company's former president, 150,000 of the above options were canceled.

     E. 1 For 40 Reverse Stock Split-On April 6, 1998, the Company effected a 1 for 40 reverse split of its common stock, amending its certificate of incorporation to provide for the authority to issue 50,000,000 shares of $.001 par value common stock. All per share data in these financial statements is retroactively restated to reflect this reverse split.

     F. Conversion of Notes Payable-In May 1998 the Company converted $595,000 of its 12.5% promissory notes, plus accrued interest of $104,113 into 1,195,473 shares of common stock.

     G. Redemption of Shares-In connection with the sale of the schools, the Company redeemed 79,175 shares of common stock from its former president and secretary.

9. DISCONTINUED OPERATIONS

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

     During the third quarter of 1997, the Company reached a decision to discontinue the medical clinic line of business. Net assets of the medical clinics were approximately $1,509,405 consisting primarily of furniture and equipment, accounts receivable and goodwill. Liabilities were approximately $213,987. The Company has accrued an estimated loss on disposal of approximately $716,193 representing primarily an accrued employment contract and lease terminations. Accordingly, the results of the clinic operations are shown separately as "discontinued operations." As of December 31, 1999 accrued expenses on this discontinued operation totaled $0.

     Revenues of the discontinued clinic line of business were $1,754,066 for 1997.

10. KAIRE EUROPE, LTD.

     In March 2000, Kaire Europe, Ltd. (a subsidiary of the Company) which had been served an Involuntary Winding Up Order was placed in liquidation. At December 31, 1999, the remaining assets and liabilities were written off, resulting in a $200,000 gain.

11. INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1999 and 1998, the Company had net deferred tax assets of approximately $7,000,000 and $4,464,000, respectively. The Company has established a valuation allowance for the full amount of such deferred tax assets at December 31, 1999 and 1998, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     The following table reflects the Company's deferred tax assets and (liabilities) at December 31, 1999 and 1998:



                                                            December 31,
                                                       ----------------------
                                                       1999            1998
                                                       ----            ----
Net operating loss deduction                        $7,000,000       $4,464,000
Valuation allowance                                 (7,000,000)      (4,464,000)
                                                     ----------      -----------
                                                    $       --       $       --
                                                     ==========      ===========

     The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income loss before income taxes as follows:

                                             Year Ended December 31,
                                           ----------------------------
                                              1999             1998
                                              ----             ----

Income tax (benefit) computed at
 statutory rate                           $(2,500,000)     $(451,000)
Effect of permanent differences               450,000              -
Tax benefit not recognized                 (2,150,000)       451,000
                                          ------------      ----------
Provision for income taxes (benefit)      $         -      $       -
                                          ============      ==========

The net operating loss carryforward at December 31, 1999 was approximately $15,145,000 and expires in the years 2012 to 2019.

12. COMMITMENTS AND CONTINGENCIES

     A. Leases-The Company leases its Longmont, Colorado office under a lease expiring in 2000. Rent expense for the years ended December 31, 1999 and 1998 was $240,000 and $24,000, respectively. In October 1999, the Company consolidated it's operations from Portland, Maine to Longmont, Colorado. The Company is liable for lease payments in Maine until November 2001. In January 2000, the Company assigned a portion of it's Maine obligation to a third party with consent. In 1998 Corporate headquarters rented facilities in New York City. In December 1999, the Company consolidated it's Corporate headquarters to Longmont, Colorado. Minimum rental commitments for the Longmont, Portland and New York City facilities over the next five years are as follows:


2000                                     $65,461
2001                                      23,840
2002                                      19,934
2003                                           -
2004                                           -


     B. Employment Agreement-During the quarter ended March 31, 1997, the Company renegotiated with a former stockholder of Sam Lilly, Inc. with whom it was obligated under an employment agreement, to cancel the employment agreement and replace it with a consulting agreement. The consulting agreement required the individual to provide services to the Company for one day per week through December 1998 at the rate of $5,862 per week. The Company determined that the future services, if any, that it will require will be of little or no value and accounted for this obligation as a cost of severing the employment contract. Accordingly all future payments have been accrued in full at September 1997. The expense associated with this accrual is recorded as part of the loss from discontinued operations in 1997.

     C.   Renegotiation   of  Patent   Agreement-In   April  1998,  the  Company
renegotiated the terms of its acquisition of the Troy Patent, due to the agreement being in breach because of unpaid minimum royalties. Under the new agreement, royalties are payable at the rate of 3% of the first $2,000,000 of related product sales; 2% of the next $2,000,000 in sales and 1% of sales in excess of $4,000,000.

     D. Litigation- On August 4, 1997 Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against us and National Health Care Centers of America, Inc., the Company's wholly-owned subsidiary. We have asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendant's alleged breach of contract in connection with the Company's natural health care center which was located in Boca Raton, Florida. The plaintiff is seeking damages in the amount of approximately $535,000. On September 10, 1997 Rejuvenation Unlimited, Inc. and Sam Lilly, Inc. brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, arising out of the Company's alleged breach of contract in connection with the acquisition of the Company's natural health care center which was located in Boca Raton, Florida from the plaintiff. The plaintiff is seeking damages in excess of $15,000. The Company has agreed to settle such actions for shares of common stock with a fair market value of $325,000, but not less than 125,000 shares of common stock and has agreed to register shares of Common Stock.

     In Global Health and Ellon, Inc. v. Leslie Kaslof, Ralph Kaslof, and Ellon USA, Inc., pending in the United States District Court for the District of Maine (the "Maine Kaslof Case") claims have been made arising out of the sale of Ellon USA's ("Old Ellon") assets to Global Health's wholly-owned subsidiary, Ellon, Inc. ("New Ellon"). In connection with that sale, Leslie Kaslof and Ralph Kaslof, former shareholders and officers of Old Ellon, entered into employment and consulting agreements with Global Health. Global Health's potential obligation to the Kaslofs under the employment and consulting agreements was approximately $525,000. The complaint in the Maine Kaslof Case seeks a determination that the Kaslofs materially breached their respective obligations under the agreements and that Global Health and New Ellon are excused from further performance thereunder. The complaint includes a breach of fiduciary claim against Ralph Kaslof, as well as a claim to recover approximately $142,000. In a related civil action brought by the Kaslofs and Old Ellon in the United States District Court for the Eastern District of New York (the "New York Kaslof Action"). The Kaslofs have alleged breaches of the purchase and sale agreement, the employment and consulting agreements, and other agreements executed in connection with the sale of Old Ellon's assets. The complaint seeks to recover damages in an unspecified amount, but not less than $1,300,000, costs of court, reasonable attorney fees, and interest. Global Health intends to vigorously defend any and all claims asserted by the Kaslofs and their corporation.

     Inter/Media Time Buying Corp. ("Inter/Media") v. Global Health, et al., which is pending in the United States District Court for the Central District of California (the "Inter/Media Action"), is based on Inter/Media's provision of marketing, media purchasing, and related advertising services to Global Health in connection with Natural Relief 1222. The complaint seeks compensatory damages of $144,500, unstated special damages, attorney fees and costs of court. Global Health answered the complaint, denying all material allegations therein, and asserting a counterclaim arising out of Inter/Media's creation of a defective national direct response campaign which prevented a successful nationwide retail launch for a clinically-proven product. By its counterclaim, which includes claims for breach of contract, negligence, intentional interference with a prospective economic advantage, fraud and intentional misrepresentation, and negligent misrepresentation, Global Health seeks to recover general damages of not less than $6,500,000, special damages, costs of suit, and reasonable attorney fees. Inter/Media has sought an attachment against Global Health's assets for the full amount of its claims.

     The Company is currently negotiating with Inter/Media for settlement of the case.

     In PIC-TV v. Global Health, et al., PIC-TV seeks to recover compensatory damages of not less than $319,656, together with interest and costs of suit, based on the sale of advertising time and sponsorships to Global Health. PIC-TV has received default judgment in its suit against Global Health. Such amount has been accrued in the financial statements.

     In September 1999 Command Financial Press Corp. commenced an action in the Supreme Court of the State of New York in New York City against the company for unpaid invoices for printing services in the amount of approximately $65,000. The Company is defending the action.

     As of December 31, 1999, Global had a working capital deficit of $2,090,000 and Global is attempting to achieve settlements with its creditors. Also at December 31, 1999, Global is a defendant in various legal actions brought by creditors to whom the Global is attempting settlement offers with.

         E. Major Supplier

     Kaire Nutraceuticals currently buys all of its Pycnogenol, an important component of its products, from one supplier.

     For a period of five years, Kaire Nutraceuticals must purchase no less than $73,750 per month of a different product from another supplier. Although there are a limited number of manufacturers of this component, management believes that other suppliers could provide similar components on comparable terms. Kaire Nutraceuticals does not maintain any other contractual commitments or similar arrangements with other suppliers.

     Kaire Nutraceuticals purchases its products from manufacturers and suppliers on an as needed basis. Should these relationships terminate, Kaire Nutraceuticals' supply and ability to meet consumer demands would be adversely affected.


13. Capital Lease Obligations

     The Company has various capital lease obligations which are collateralized by equipment. Interest rates under the agreements range from 7.1% to 31.9%, with monthly principal and interest payments ranging from $2,029 to $33,933.

     Future minimum lease payments and the present value of the minimum lease payments under the noncancelable capital lease obligations as of December 31, 1999 are as follows:


December 31,                                       1999

2000                                             $75,995
2001                                              52,903
2002                                              26,931
                                                 --------
Total future minimum lease payments              155,829
Less amounts representing interest                26,676
                                                ---------
Present value of minimum lease payments          129,153

Less current maturities                           75,995
                                                ----------
Total long-term obligations                      $53,158
                                                ==========

14. COMMON STOCK SUBJECT TO PUT

     In connection with the January 1996 acquisition of the net assets of Sam Lilly, Inc., the 9,500 shares issued in connection with the acquisition are subject to the seller's ability to require the Company to repurchase such shares for a three year period for $380,000, in the event that the aggregate market value of the shares falls below $380,000. Such shares are excluded from permanent equity on the accompanying balance sheet. As of March 1998, the seller had exercised the put and this matter is now subject to litigation.


15. STOCK OPTION PLANS AND WARRANTS

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

     The following table summarizes the changes in options and warrants outstanding, and the related exercise price for shares of the Company's common stock:



                                                          Weighted                                      Weighted
                                                          Average                                       Average
                                              Shares      Exercise      Exercisable        Shares       Exercise      Exercisable
                                              ------                    -----------        ------                     -----------
                                                           Price                                         Price
                                                          Stock Options                                  Warrants




Outstanding at December 31, 1996                350        50.13               350      2,110,757         8.35         2,110,757
  Granted                                    63,750         5.77            20,000          5,000       113.75             5,000
                                            ---------      ------         ---------    ----------      ---------      -----------
Outstanding at December 31, 1997             64,100        71.00            20,350      2,115,757         8.60         2,115,757
  Granted                                        --           --                --        407,500         1.16           407,500
  Canceled                                  (20,000)        0.00             1,875             --           --                --
                                            ---------      ------         ---------    ----------      ---------      -----------
Outstanding at December 31, 1998             44,100        15.68            22,225      2,523,257         7.30         2,523,257
  Granted                                   295,000         3.50           295,000        250,000         3.93           250,000
                                            ---------      ------         ---------    ----------      ---------      -----------
Outstanding at December 31, 1999            339,100         6.01           317,225      2,773,257         7.00         2,773,257
                                           ==========     =======          =======     ==========      =========      ===========

                                                  Options      Warrants

Weighted Average fair value of options
and warrants granted during 1996                  $40.42         None
Weighted Average fair value of options
and warrants granted during 1997                  $10.55       $78.03
Weighted Average fair value of options
and warrants granted during 1998                    None        $0.84
Weighted Average fair value of options
and warrants granted during 1999                    1.79         1.90

     The following table summarizes information about exercisable stock options and warrants at December 31, 1999:

                                                                          Remaining        Average                        Average
                                     Range of             Number         Contractual      Exercise         Number         Exercise
                                  Exercise Price        Outstanding          Life           Price        Exercisable       Price
                                                  Outstanding                                        Exercisable

Options:                          $3.50 - 101.20          339,100          2-8 years        $6.01          317,225          $4.35

Warrants:                               -               2,523,257          1-5 years        $7.00        2,773,257          $7.00


     In fiscal 1997, the Company adopted the disclosure provisions of SFAS 123. For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 1999, 1998 and 1997 respectively: annual dividends of $0; expected volatility of 50%; risk free interest rate of 7% and expected life of 10 years. The weighted average fair value of stock options granted during the years ended December 31, 1999, 1998 and 1997 was $1.79, $0 and $21.60, respectively. If the Company had recognized compensation cost of stock options in accordance with SFAS 123, the Company's proforma loss and net loss per share would have been as follows:
                                              Year Ended December 31,

                                    1999               1998           1997
                                    ----               ----           ----
Net loss to common stockholders
  As reported                    $(8,795,880)       $(3,299,917)    $(8,458,453)
  Pro forma                      $(8,925,006)       $(3,299,917)    $(9,214,453)
Net loss from continuing
operations:
  As reported                    $(9,100,473)       $(2,740,054)    $(4,304,073)
  Pro forma                      $(9,229,599)       $(2,740,054)    $(5,060,073)
Net loss per share to common
stockholders
  Basic
   As reported                        $(1.22)            $(1.49)        $(19.48)
   Pro forma                          $(1.24)            $(1.49)        $(21.22)
Net loss per share to common
stockholders continuing operations:
  Basic
   As reported                        $(1.26)            $(2.15)        $(11.60)
   Pro forma                          $(1.28)            $(2.15)        $(13.34)

16. FORGIVENESS OF DEBT

     During the year ended December 31, 1998 the Company realized a gain of approximately $869,516 due to its ongoing efforts to restructure Global and its various wholly owned subsidiaries.

     The Company for the years ended December 31, 1999 and 1998, reviewed the fair value of its accounts payable, accrued expenses and other liabilities, and adjusted their gain on forgiveness of debt to approximately $816,000, resulting in an approximate decrease of $54,000 in gain that had been realized in the year ended December 31, 1998.

17. RELATED PARTY TRANSACTION

     The Company sold its three vocational schools (Note 9) in 1998 to a company controlled by the Company's former President and Chief Executive Officer, the Company's former Secretary, and a former director.

     The Company has paid legal fees to a law firm, whose member is a director of the Company. Fees of approximately $79,000, $263,000 and $153,000 were paid in the year's ended December 31, 1999, 1998 and 1997, respectively.

     The Company as of December 31, 1999 owed $45,000 to its chief financial officer and $37,360 to its chief executive officer of the Company, both in connection with liabilities assumed in connection with the Kaire acquisition.

18. FOREIGN SALES

     Since the acquisition of Kaire and its foreign subsidiaries in February 1999, the Company has substantially increased its international presence both in sales and long-lived assets. The Company's sales and long-lived assets by country as of December 31, 1999 is as follows:

                                          United         Australia and           Other           Consolidated
                                          States         New Zealand         Subsidiaries
Sales to unaffiliated customers        $13,167,421        $1,334,770           $767,440        $15,269,631

Long-lived assets at   December 31,
   1999                                 $9,452,993           $39,320            $43,260         $9,535,573

19. ACQUISITIONS

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

     The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The following table summarizes the acquisition.

Purchase price                                         $2,900,000
Liabilities assumed                                     4,530,741
Fair value of assets acquired                          (6,511,954)
Goodwill                                                 $918,787

     The assets acquired included two patents, one (the "Troy Patent") was valued at $4,819,000, (subsequently written down to $2,500,000 in 1999 - see note 4), and is being amortized over its remaining life of 11 years, the other (the "Xu Patent") was valued at $404,000,. In December 1998 management evaluated the recoverability of the Xu patent, by comparing its carrying amount to income generated. As a result of such evaluation the Company recorded a charge of $200,000 against this patent (subsequently written down to $0 in 1999 - see note
4). The Troy Patent is being amortized over its remaining life of 17 years, from the date of purchase, with adjustments for future amortization in regards to the charge against it. Additionally, the Company acquired a customer list valued at $57,000, which is being amortized over 5 years.

     The following schedule combines the unaudited pro-forma results of operations the Company and Global, as if the acquisition occurred on January 1, 1997 and includes such adjustments which are directly attributable to the acquisition, including the amortization of goodwill. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1996.

                                                Year Ended December 31,
                                                          1997

Revenues                                               $7,856,071
Loss from continuing operations                       $(7,709,728)
Net loss                                             $(10,234,169)

Basic and diluted loss per share
from continuing operations                                $(15.21)
Basic and diluted net loss per share                      $(20.20)
Shares used in computation                                506,765

     The Company in February 1999, pursuant to an asset purchase agreement acquired substantially all the assets of Kaire in exchange for the (i) issuance to Kaire, of $2,800,000 aggregate stated value of the Company's Series F Preferred Stock, par value of $.001, (ii) issuance to creditors of Kaire of $350,000 aggregate stated value of the Company's Series G Preferred Stock, par value of $.001, (iii) issuance to Kaire of five year warrants to purchase
200,000 shares of the Company's common stock, par value of $.001, and acquisition costs of $622,587 of which $516,000 will be paid with the issuance of $516,000 aggregate stated value of the Company's Series I Preferred Stock, par value $.001 and $106,587 was paid in cash. The Company has computed an aggregate $682,000 value on the warrants for acquisition purposes. The value was derived by using the Black-Scholes Option Pricing model, (iv) the assumption of certain indebtedness of Kaire, as defined in the agreement and as agreed to outside of the asset purchase agreement. (v) indemnification to certain officers of Kaire against certain liabilities accrued prior to the closing date of the asset purchase, and (vi) certain annual payments to Kaire for a period of five years commencing December 31, 1999 based upon revenues and net income.

     The acquisition was recorded using the purchase method of accounting, by which assets are valued at fair value on the date of acquisition. The following table summarized the acquisition:

Purchase price including acquisition costs                           $5,347,513
Liabilities assumed                                                   4,205,012
Fair value of assets acquired                                        (2,546,070)
Goodwill and customer list                                           $7,006,455

     The Goodwill acquired is approximately $772,000 and is being amortized over its remaining useful life of 15 years. The customer list acquired is approximately $6,948,000 and is being amortized over its remaining useful life of 10 years.

     The following schedule combines the unaudited pro-forma results of operations of the Company and Kaire, as if the acquisition occurred on January 1, 1996 and includes such adjustments which are directly attributable to the acquisition, including the amortization of goodwill. It should not be considered indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 1996.

                                            Years Ended December 31,
                                    1999                1998             1997
                                    ----                ----             ----
Revenues                         $17,572,637         $27,366,830     $36,815,238

Net loss to common
  stockholder                   $(10,302,249)       $(10,431,144)  $(15,362,756)

Basic and diluted loss per
  common share from continuing
  operations                          $(1.27)             $(3.63)       $(25.28)


Basic and diluted net loss            $(1.43)             $(4.72)       $(35.38)
   to common stockholder per share

Shares used in computation         7,233,297           2,210,458        434,265


20. FOURTH QUARTER ADJUSTMENTS

        Fourth quarter adjustments include the following:

                          Write-down of patents               $ 2,398,841
                          Write-off of prepaid royalty        $   163,000
                          Write-off of goodwill               $   768,000
                          Write-off of inventory              $   167,000

21. SUBSEQUENT EVENTS

     In January 2000, the Company entered into a Licensing Agreement with GLI, Inc., ("GLI") a Delaware corporation with whom Joseph Grace, former C.E.O. and director of the Company, is a principal. The License agreement allows GLI certain worldwide rights to manufacture, distribute and sell certain products under the Natural Relief 1222 trademark. The licensing agreement calls for the Company to receive a royalty based upon GLI's net sales with a minimum royalty guaranteed thorough the year 2004.

     In February 2000, the Company entered into an Asset Purchase and Licensing Agreement with Ellon Botanicals, Inc. ("EBI"). The agreement allows EBI the exclusive license market products under the "Ellon", "Calming Essence" and "ContentMints" tradenames. The agreement calls for the Company to receive a royalty based upon EBI's sales with a minimum royalty through the year 2004.

     In March 2000, the Company sold 1,000 shares of Series J Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $936,000. The preferred stock pays a dividend at the rate of 10% per annum, payable in cash or stock at the Company's option. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which the Company receives notice of conversion from a holder.

     In connection with the offering of the Series J Preferred Stock, the Company issued warrants to purchase 200,000 shares of common stock. The exercise price shall be equal to 110% of the closing bid price on the day of funding.