Form 10KSB/A
period 1999-12-31
NATURAL HEALTH TRENDS CORP
filed 2000-05-09
CIK 912061

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

Government Regulation

     The Company's president and chief executive officer believe that all of its existing products are homeopathic medicines which do not require governmental approvals prior to marketing in the United States. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture, the Department of Alcohol, Tobacco and Firearms and the Environmental Protection Agency. The Company's activities are also subject to regulation by various agencies of the states and localities in which its products are sold. In addition, the sale of the Company's products by distributors in foreign markets are subject to regulation and oversight by various federal, state and local agencies in those markets.

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

                           Natural Health Trends Corp.


Signature                                  Title                  Date


/s/ Robert L. Richards     President, Chief Executive
-------------------------  Officer and Director               May 9, 2000
    Robert L. Richards

/s/ Mark D. Woodburn    Chief Financial Officer, Secretary    May 9, 2000
----------------------- (Principal Financial and Accounting
    Mark D. Woodburn     Officer)




     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant   and   in   the   capacitites   and   on   the   dates    indicated.

Signature                                  Title                    Date

/s/ Robert L. Richards                   Director              May 9, 2000
------------------------
    Robert L. Richards

/s/ Martin C. Licht                      Director              May 9, 2000
---------------------
    Martin C. Licht

/s/ Dirk D. Goldwasser                    Director             May 9, 2000
-----------------------
    Dirk D. Goldwasser

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
                                ====================================================================================================

                 See Notes to Consolidated Financial Statements.
                                       F-5

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended
                                                                                    December 31,
                                                                   -------------------------------------------
                                                                        1999           1998           1997
                                                                   -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................   $(7,253,290)   $(1,288,012)   $(7,725,120)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      (Gain) on dissolution .....................................      (200,000)          --             --
      Loss from discontinued operations .........................      (304,593)        86,234      2,919,208
      (Gain) loss on disposal of discontinued operations ........          --         (722,640)       501,839
      Depreciation and amortization .............................       374,154        549,668        255,345

      Loss on disposal of fixed asset ...........................        (3,802)          --             --
      Interest settled by issuance of stock .....................       122,868        112,971        116,065
                                                                                                      200,000
      Write down of patents and goodwill ........................     3,166,841           --

      Amortization of note payable discount .....................          --             --          433,333
                                                                                                     (815,636)
      Gain on forgiveness of debt ...............................       (81,260)          --
  Changes in assets and liabilities, net of business combination:
     (Increase) decrease in accounts receivable .................       228,684        141,774        (62,446)
     (Increase) decrease in inventories .........................       253,033        405,359       (219,144)
     (Increase) decrease in prepaid expenses ....................      (134,364)         7,970        102,353
     (Increase) decrease in prepaid royalties ...................       498,125       (491,825)          --
     Decrease in deposits and other assets ......................       283,200         42,514         66,775
     Increase in accounts payable ...............................     1,113,501        154,963      1,380,509
     Increase (decrease) in accrued expenses ....................       179,690       (698,805)       506,021
     Increase (decrease) in accrued expenses for
     discontinued operations ....................................       (10,000)       (41,469)       356,062
     Increase in accrued interest ...............................       352,906           --             --
     Increase in accrued consulting contract ....................          --           45,254        360,131
     Increase in deferred revenue ...............................       453,744           --             --
     Increase (decrease) in other current liabilities ...........       245,478       (121,339)        33,397
                                                                    -----------     -----------   ------------
  Net cash used in continuing operations ........................      (715,085)    (2,433,019)      (975,672)

  Net cash used in discontinued operations ......................          --       (2,057,177)    (3,455,155)
                                                                    -----------     -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES ...........................      (715,085)    (4,490,196)    (4,430,827)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...........................................      (127,077)        (7,510)       (32,658)
 Business acquisitions net of assets acquired ...................    (1,353,573)          --             --
 Increase in cash overdraft .....................................      (168,792)          --             --
 Increase in restricted cash ....................................       (27,505)          --             --
 Proceeds from disposition of discontinued operations ...........          --        4,349,700           --
                                                                    -----------     -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .............    (1,676,947)     4,342,190        (32,658)
                                                                    -----------     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in due to affiliate ........................       250,000       (250,000)          --
 Loan origination costs - preferred stock .......................          --             --         (299,299)
 Proceeds from preferred stock ..................................     3,724,195      5,283,000      2,200,000
 Redemption of preferred stock ..................................    (1,552,305)    (3,621,600)          --
 Proceeds from sale of debentures ...............................          --             --        1,626,826
 Payments of debentures .........................................          --             --         (355,650)
 Proceeds from notes payable and long-term debt .................       581,899           --          850,000
 Payments of notes payable and long-term debt ...................      (471,914)      (940,000)        (8,692)
 Redemption of common stock .....................................          --          (96,197)          --
                                                                    -----------     -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......................     2,531,875        375,203      4,013,185
                                                                    -----------     -----------   -----------
NET INCREASE (DECREASE) IN CASH .................................       139,843        227,197       (450,300)
CASH, BEGINNING OF YEAR .........................................       294,220         67,023        517,323
                                                                    -----------     -----------   -----------
CASH, END OF YEAR ...............................................   $   434,063    $   294,220    $    67,023
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