Form 10QSB
period 2000-03-31
NATURAL HEALTH TRENDS CORP
filed 2000-05-23
CIK 912061

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

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

                               380 Lashley Street
                            Longmont, Colorado 80501
               (Address of Principal Executive Office) (Zip Code)

                                 (303) 682-0110
                 (Issuer's telephone number including area code)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                                        No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of March 31, 2000 was 8,424,511 shares.

                           NATURAL HEALTH TRENDS CORP.


                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Consolidated  Balance  Sheet as of March 31, 2000
           (unaudited) and December 31, 1999 (audited)                       1

           Consolidated  Statements of Operations (unaudited)
           for the Three months ended March 31, 2000 and 1999                2

           Consolidated  Statements of Cash Flows (unaudited)
           for the Three months ended March 31, 2000 and 1999                3

           Notes to the financial statements                                 4

  Item 2.  Management's discussion and analysis or plan of
           operations                                                       5-9

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                 9

  Item 2   Changes in Securities and Use of Proceeds                         9

  Item 3   Defaults Upon Senior Securities                                   9

  Item 4   Submission of Matters to a Vote of Security Holders               9

  Item 5   Other Information                                                 9


PART III - OTHER

  Item 6.  Exhibits and Reports on Form 8-K                                  9

Signature                                                                   10

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET


                                                      March 31,     December 31,
                                                        2000            1999
                                                    ------------    ------------
                                                     (unaudited)

                                     ASSETS
Current Assets
 Cash                                              $    275,494    $    434,063
 Restricted cash                                        119,667         152,505
 Account receivables                                    836,097         407,490
 Inventories                                          1,117,127         847,212
 Prepaid expenses and
  other current assets                                   69,647         120,481
                                                    ------------    ------------
    Total Current Assets                              2,418,032       1,961,751

 Property and Equipment, net                            456,491         567,065
 Long Term Prepaids                                     139,692          54,228
 Patents and Customer Lists                           7,873,170       7,912,594
 Goodwill                                               682,654         682,654
 Deposits and Other Assets                              151,556          75,607
                                                    ------------    ------------

    Total Assets                                   $ 11,721,595    $ 11,253,899
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Checks written in excess
  of deposits                                      $    407,475         556,884
 Accounts payable                                     4,708,620       4,511,772
 Accrued expenses                                       642,167         404,458
 Accrued bonus payable                                  421,383         472,503
 Accrued payroll payable                                729,984         668,390
 Notes payable                                          515,163         854,684
 Notes payable related parties                          148,929         112,363
 Current portion of long term debt                       75,995          75,995
 Deferred revenue                                          --           527,831
 Other current liabilities                              291,774         231,926
                                                    ------------    ------------
    Total Current Liabilites                          7,941,490       8,416,806
                                                    ------------    ------------


 Long Term Notes Payable                                 21,568            --
 Capital Lease Obligations,
  net of current portion                                 43,203          53,158
                                                    ------------    ------------
    Total Liabilities                                 8,006,261       8,469,964
                                                    ------------    ------------


Stockholders' Equity:
 Preferred stock                                      5,804,542       5,163,695
 Common stock                                             8,425           7,990
 Additional paid in capital                          22,365,236      21,443,914
 Accumulated deficit                                (23,822,850)    (23,165,664)
 Deferred compensation                                 (638,250)       (666,000)
 Cummulative currency
  translation adjustment                                 (1,769)           --
                                                    ------------    ------------
    Total Stockholders' Equity                        3,715,334       2,783,935
                                                    ------------    ------------

    Total Liabilities and Stockholders' Equity     $ 11,721,595    $ 11,253,899
                                                    ============    ============

                 See Notes to Consolidated Financial Statements.

                          NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                        2000             1999
                                                    ------------    ------------
Revenues                                           $  3,186,218    $  2,804,920

Cost of sales                                           682,197         667,759
                                                    ------------    ------------
Gross profit                                          2,504,021       2,137,161

Distributor commissions                               1,295,905       1,261,502
Selling, general and
 administrative expenses                              1,234,110       1,431,434
                                                    ------------    ------------
Operating loss                                          (25,994)       (555,775)

Minority interest in loss
 of subsidiaries                                         25,099            (849)
Gain (loss) on foreign exchange                           2,641          (8,476)
Other expense                                             1,050            -
Interest (net)                                           (6,914)        (10,343)
                                                    ------------    ------------
Net loss                                                 (4,118)       (575,443)

Preferred stock dividends                               625,103         758,136
                                                    ------------    ------------

Net loss to common shareholders                    $   (629,221)   $ (1,333,579)
                                                    ============    ============

Basic and diluted loss
 per common share:
Continuing operations                              $      (0.00)   $      (0.09)

Preferred stock dividend                                  (0.08)          (0.12)
                                                    ------------    ------------
Net loss to common shareholders                    $      (0.08)   $      (0.21)
                                                    ============    ============

Basic and diluted weighted common shares used         8,220,350       6,220,331
                                                    ============    ============



                 See Notes to Consolidated Financial Statements.
                                        2

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                      Three Months Ended
                                                           March 31,
                                                  2000                   1999
                                               -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $   (4,118)           $  (575,443)
                                               -----------           -----------
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
 Depreciation and amortization                    85,346                192,202
 Issuance of common stock in
  settlement of interest                              46                      -
 Changes in assets and liabilities
  Increase in accounts receivable               (428,607)              (137,541)
  (Increase) decrease in inventories            (269,915)               151,265
  (Increase) decrease in prepaid expenses         50,834                (75,790)
  (Increase) decrease in deposits
    and other assets                             (75,949)                69,670
  Increase in accounts payable and
    cash overdraft                               (47,439)            (1,618,917)
  Increase in accrued expenses                   331,833              1,274,630
  Decrease in deferred revenue                  (527,831)                     -
  Increase (decrease) in other current
    liabilities                                   59,848                (38,481)
  Increase in accrued expenses
   for discontinued operations                         -                     91
                                               -----------           -----------
    Total Adjustments                           (821,834)              (182,871)
                                               -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES           (825,952)              (758,314)
                                               -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                  -                (21,701)
 Business acquisitions                                 -               (106,587)
 Decrease in restricted cash                      32,838                      -
                                               -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES             32,838               (128,288)
                                               -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in due to affiliate                          -                250,000
 Proceeds from preferred stock                   937,500                849,015
 Increase in revolving credit line                     -                314,593
 Proceeds from notes payable and long-term
  debt                                            36,566                      -
 Payments of notes payable and long-term
  debt                                          (339,521)              (192,687)
                                               -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        634,545              1,220,921
                                               -----------           -----------
NET (DECREASE) INCREASE IN CASH                 (158,569)               334,319

CASH, BEGINNING OF PERIOD                        434,063                294,220
                                               -----------           -----------
CASH, END OF PERIOD                           $  275,494            $   628,539
                                               ===========           ===========




                 See notes to consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Natural Health Trends Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 1999.

         The Company had a working capital deficiency of approximately $5,523,000 for the quarter ended March 31, 2000 and $6,597,000 for the year ended December 31, 1999, and they recorded net losses of approximately $4,000 and $575,000 respectively, that raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

2. In March 2000, the Company sold 1,000 shares of Series J Preferred Stock, par value $1,000 per share. The preferred stock pays a dividend at the rate of 10% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which the Company received notice of conversion from a holder. In connection with the offering of the Series J Preferred Stock, the Company issued warrants to purchase 141,907 shares of it's common stock at an exercise price of $1.41 per share.


3. During the first quarter of 2000, the Company received notice of conversion on 359 shares of Series H Preferred Stock. The Company issued 434,660 shares of common stock in settlement of the 359 shares of Series H Preferred Stock and the accrued dividends thereon. The following table sets forth the conversions and the stock price thereof as of the date of conversion.

                   Conversion Date           Series H            Common stock
                                         Preferred Stock       conversion price
                                            Face Value
                  ------------------- -- ----------------- --- -----------------
                  01/25/00                        $34,000                 $1.01
                  01/27/00                         15,154                  1.04
                  02/15/00                        125,000                  0.95
                  02/16/00                        185,000                  1.02

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

Overview

         Prior to August 1997, the Company's operations consisted of the operations of Natural Health Care Centers, and vocational schools. Upon the acquisition of Global Health Alternatives, Inc. ("GHA") on July 23, 1997, the Company commenced marketing and distributing a line of natural, over-the-counter homeopathic pharmaceutical products. In February 1999, the Company formed a subsidiary, Kaire Nutraceuticals, Inc.("KNI"), and acquired the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. The Company discontinued the operations of the natural health care centers during the third quarter of 1997 and sold the vocational schools in August 1998. During the fourth quarter of 1999, the Company ceased GHA activity and in February 2000 granted certain licensing agreements to two parties to distribute the GHA products.

Three Months Ended March 31, 2000 Compared To The Three Months Ended March 31, 1999

         Net Sales. Net sales for three months ended March 31, 2000 were approximately $3,186,000 as compared to net sales for the three months ended March 31, 1999 of approximately $2,805,000, an increase of approximately $381,000 or 13.6%. The increase in sales is primarily attributable to KNI's recognition of previously deferred sales of approximately $528,000.

         Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2000 was approximately $682,000 or 21.4% of net sales. Cost of goods sold for the three months ended March 31, 1999 was approximately $668,000 or 23.8% of net sales. The total cost of goods sold increased by approximately $14,000 or 2.1%.

         Gross Profit. Gross profit increased from approximately $2,137,000 in the three months ended March 31, 1999 to approximately $2,504,000 in the three months ended March 31, 2000. The increase was approximately $367,000 or 17.2%. The increase was attributable to higher sales volume in 2000 and lower cost of goods sold.

         Commissions. Associate commissions were approximately $1,296,000 or 40.7% of net sales in the three months ended March 31, 2000 compared to approximately $1,262,000 or 45.0% of net sales for the three months ended March 31, 1999. This decrease is attributable to a new commission structure, that was started in December 1999, having full effect.

          Selling, General and Administrative Expenses. Selling, general and administrative costs decreased from approximately $1,431,000 or 51.0% of sales in the three months ended March 31, 1999 to approximately $1,234,000 or 38.7% of sales in the three months ended March 31, 2000, a decrease of approximately $197,000 or 13.8%. The decrease is due primarily to KNI's reduction of expenses.

         Loss from Operations. Operating losses decreased from approximately $556,000 in the three months ended March 31, 1999 to approximately $26,000 in the three months ended March 31, 2000 representing a 95.3% decrease in the loss of approximately $530,000 between comparable periods. This decrease is due to a reduction of overhead at GHA and the closure of the New York corporate offices in December 1999.

         Minority Interest. The loss offset of approximately $25,000 in the three months ended March 31, 2000 for minority interest was a reflection of the decreased profitability of the Australia and New Zealand subsidiaries. KNI owns 51% of such subsidiaries.

         Gain (Loss) on Foreign Exchange. The Company operates KNI's subsidiaries in Australia, New Zealand, Trinidad and Tobago. During the three months ended March 31, 2000, the net gain on foreign exchange adjustments was approximately $3,000 compared to a net loss of approximately $9,000 in the three months ended March 31, 1999.

         Other Expenses. Other expenses of approximately $10,000 or 0.4% of sales in the three months ended March 31, 1999 declined to approximately $8,000 or 0.2% of sales in the three months ended March 31, 2000, a change of approximately $2,000. This decrease is due primarily to overall reduction in interest bearing liabilities.

         Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the three months ended March 31, 2000 or the three months ended March 31, 1999 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carryforwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has not been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

         Net Loss. Net loss from continuing operations was approximately $4,000 in the three months ended March 31, 2000 or 0.1% of net sales as compared to approximately $575,000 or 20.5% of net sales in the three months ended March 31, 1999. Of the decrease in net loss from continuing operations, approximately $15,000 was attributable to GHA's operations and the remaining net income is primarily attributable to KNI's recognition of previously deferred sales of approximately $528,000.

Liquidity and Capital Resources:

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

     In March and April 1999, we issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In the first quarter of 2000, 359.154 shares of Series H Preferred Stock were converted into 434,660 shares of the Company's common stock.

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

     During 1999, the Company has not made its payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. The Company has filed all required payroll tax returns and is currently negotiating a payment plan with the IRS. As of March 31, 2000, the Company owes approximately $730,000 of delinquent payroll tax liabilities including interest and penalties. The Company's failure to pay its delinquent payroll tax liabilities could result in tax liens being filed by various taxing authorities.

     During 1999, the Company did not make its sales tax deposits with the various sales tax authorities on a timely basis. The Company has filed all required sales tax returns. As of March 31, 2000, the Company owed approximately $289,000 in current and delinquent sales taxes which is included in other current liabilities. The Company's failure to pay its delinquent sales taxes could result in tax liens being filed by various taxing authorities.

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

     At March 31, 2000, our ratio of current assets to current liabilities was .30 to 1.0 and we had a working capital deficit of approximately $5,523,000.

     Cash used in operations for the three months ended March 31, 2000 was approximately $529,000. Cash provided by investing activities during the period was approximately $33,000, which primarily relates to the return of restricted cash in connection with credit card agreements at Kaire. Cash provided by financing activities during the period was approximately $338,000, primarily from the issuance of preferred stock of approximately $1,000,000 and partially offset by the repayment of certain notes payable of approximately $340,000. Total cash decreased by approximately $159,000 during the period.

     Our independent auditors' report on our consolidated financial statements stated as of December 31, 1999 due to net losses and a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern. The Company requires additional financing to continue operations of which there can be no assurance. Management has revised its business plan of marketing development and support for Global Health's products, licensing rights to sell its products. We believe that the Company will require approximately $1,500,000, primarily to finance operations for the next 12 months assuming that we do not have to satisfy certain existing obligations. The Company intends to raise such additional financing through additional debt and equity financings, of which there can be no assurance and for which there are no commitments or definitive agreements. We have not reached satisfactory settlements with Global Health's creditors and we have ceased the operations of Global Health and may file for protection from creditors under the bankruptcy laws. There can be no assurance that we will be able to achieve satisfactory settlements with our creditors or secure such additional financing. The failure of Natural Health Trends to achieve satisfactory settlements with our creditors and secure additional financing would have a material adverse effect on our business, prospects, financial conditions and results of operations and we may have to curtail or cease operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant  to the  exemption  from the  registration  requirement  under
Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated thereunder, on March 2,2000 the Company sold an aggregate of 1,000 shares of Series J Convertible Preferred Stock at a purchase price of $1,000 per share to one accredited investor.

         The Company received four notices of conversion on its Series H Preferred Stock during the three months ended March 31, 2000 and redeemed $359.154, face value in exchange for 434,600 shares of the Company's common stock.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         The Company has received notice from Nasdaq that the Company is not in compliance with Nasdaq's meeting requirements and proxy solicitation requirements. The Company has filed a preliminary proxy statement for a shareholders' meeting in attempt to regain compliance. Th eCompany has been granted a hearing which is scheduled for June 15, 2000 to contest the Company's lack of compliance with Nasdaq's maintenance criteria. In the event that the Company is not in compliance with Nasdaq's maintenance requirement and the Company's securities are delisted from Nasdaq, there could be a material adverse effect on the price of the Company's Common Stock.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None

         (b)  Reports on Form 8-K

         The Company  filed  current  reports on Form 8-K on March 17, 2000.

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

Date:   May 22, 2000