Form 10QSB
period 2000-06-30
NATURAL HEALTH TRENDS CORP
filed 2000-08-21
CIK 912061

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

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

                             2161 Hutton Drive, #126
                             Carrollton, Texas 75006
               (Address of Principal Executive Office) (Zip Code)

                                 (972) 241-8479
                 (Issuer's telephone number including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.                                               Yes X No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of June 30, 2000 were 10,383,016 shares.

                           NATURAL HEALTH TRENDS CORP.

                      QUARTERLY PERIOD ENDED JUNE 30, 2000


                                      INDEX



                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION
  Item 1.    Financial Statements
             Condensed Consolidated Balance Sheet                           1
             Condensed Consolidated Statements of Operations                2
             Condensed Consolidated Statements of Cash Flows                3
             Notes to Condensed Consolidated Financial Statements         4-5
  Item 2.    Management's Discussion and Analysis of Plan
               of Operations                                              6-9

PART II - OTHER INFORMATION
  Item 1.    Legal Proceedings                                             10
  Item 2.    Changes in Securities                                         10
  Item 3.    Defaults Upon Senior Securities                               10
  Item 4.    Submission of Matters to a Vote of Security Holders           10
  Item 5.    Other Information                                             10
  Item 6.    Exhibits and Reports on Form 8-K                              10

Signature                                                                  11

                           NATURAL HEALTH TRENDS CORP.
                           CONSOLIDATED BALANCE SHEET

                                               June 30,           December 31,
                                                2000                 1999
       ASSETS                                (Unaudited)
Current Assets
  Cash                                       $   418,657        $    434,063
  Restricted cash                                 66,324             152,505
  Account receivables                            615,222             407,490
  Inventory                                      801,300             847,212
  Prepaid expenses and other current assets       19,923             120,481
                                             ------------         ----------
    Total Current Assets                       1,921,426           1,961,751

Property and Equipment, net                      453,847             567,065
Long Term Prepaids                               164,464              54,228
Patents and Customer Lists                     7,970,440           7,912,594
Goodwill                                         688,355             682,654
Deposits and Other Assets                        118,351              75,607
                                             ------------         ----------

    Total Assets                             $11,316,882        $ 11,253,899
                                             ============         ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Checks written in excess of deposits       $   528,631        $    556,884
  Accounts payable                             4,827,078           4,511,772
  Accrued expenses                               977,107             404,458
  Accrued bonus payable                          213,467             472,503
  Accrued payroll payable                        736,211             668,390
  Notes payable                                  455,735             854,684
  Notes payable related parties                  179,168             112,363
  Current portion of long term debt               75,995              75,995
  Deferred Revenue                                  -                527,831
  Other current liabilities                      411,919             231,926
                                             ------------         ----------
    Total Current Liabilities                  8,167,988           8,416,806

Capital Lease Obligations,
  net of current portion                          42,607              53,158
                                             ------------         ----------
    Total Liabilities                          8,229,359           8,469,964
                                             ------------         ----------
Stockholders' Equity:
  Preferred stock                              5,804,542           5,163,695
  Common stock                                    10,383               7,990
  Additional paid in capital                  22,143,071          21,443,914
  Cumulative adjustments on foreign exchange       6,084                -
  Deferred Compensation                         (610,036)           (666,000)
  Accumulated deficit                        (24,266,521)        (23,165,664)
                                             ------------         ----------
    Total Stockholders' Equity                 3,087,523           2,783,935
                                             ------------         ----------
Total Liabilities and Stockholders' Equity   $11,316,882        $ 11,253,899
                                             ============         ==========

                See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Six Months ended
                                                       June 30,
                                              --------------------------
                                                2000             1999
                                             ----------       ----------
Revenues                                     $4,954,672      $ 7,365,489
Cost of sales                                 1,146,051        1,497,735
                                             ----------       ----------
Gross profit                                  3,808,621        5,867,754
Distributor commissions                       2,119,218        3,531,367
Selling, general and administrative expenses  2,559,640        3,503,362
                                             ----------       ----------
Operating loss                                 (870,237)      (1,166,975)
Minority interest in loss of subsidiaries        64,536           10,616
Gain (loss) on foreign exchange                 (16,445)           2,582
Interest (net)                                  (18,200)         (38,059)
                                             -----------      ----------
Loss from continuing operations                (840,345)      (1,191,837)

Discontinued operations:
Loss from discontinued operations                (4,822)         (22,944)
                                             ----------       ----------
Loss before extraordinary gain                 (845,167)      (1,214,781)
Extraordinary gain - forgiveness of debt           -               1,471
                                             ----------       ----------
Net loss                                       (845,167)      (1,213,310)

Preferred stock dividends                           204        1,043,039
                                             ----------       ----------
Net loss to common shareholders              $ (845,371)     $(2,256,349)
                                             ==========       ==========

Basic and diluted loss per common share:
Continuing operations                        $    (0.10)     $     (0.19)
Preferred stock dividend                            -              (0.17)
                                             ----------       ----------

Net loss to common shareholders              $    (0.10)     $     (0.36)
                                             ==========       ==========

Basic and diluted weighted common shares
 used                                         8,754,116        6,220,331
                                             ==========       ==========

                  See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                     Six Months Ended
                                                         June 30,
                                               ------------------------------
                                                     2000            1999
                                               -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $(879,378)     $(1,213,310)

 Adjustments  to reconcile  net income
 (loss) to net cash provided by (used
 in) operating activities:

 Depreciation and amortization                      261,871          386,775
 Loss on disposal of fixed asset                    113,847             -
 Issuance of common stock in settlement
  of notes payable                                    1,908             -
 Issuance of common stock in settlement
  of interest                                           485             -
 Changes in assets and liabilities
 Increase in accounts receivable                   (207,732)        (472,488)
 (Increase) decrease in inventories                 258,834          288,476
 (Increase) decrease in prepaid expenses             (9,678)         (35,011)
 (Increase) decrease in deposits and other assets   (42,744)          99,541
 Increase (decrease) in accounts payable and
  cash overdraft                                    287,052       (1,631,560)
 Increase (decrease) in accrued expenses            381,434        1,458,038
 Increase in accrued Interest                          -                -
 Decrease in deferred compensation                   55,964             -
 Decrease in deferred revenue                      (527,831)            -
 Increase (decrease) in other current liabilities   (32,481)         257,501
 Increase (decrease) in accrued expenses
  for discontinued operations                          -             (10,000)
                                               -------------     ------------
    Total Adjustments                               540,930          341,272
                                               -------------     ------------
NET USED IN OPERATING ACTIVITIES                   (338,449)        (872,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                  -             (21,701)
 Proceeds from the sale of fixed assets                  10             -
 Business acquisitions, net of cash acquired       (208,203)        (417,541)
 (Increase) decrease in Restricted Cash              86,181          (60,746)
                                               -------------     -----------
NET CASH USED IN INVESTING ACTIVITIES              (122,012)        (499,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in due to affiliate                          -             250,000
 Proceeds from related party                           -              60,268
 Proceeds from preferred stock                    1,000,000        1,201,015
 Proceeds from notes payable and long-term debt      39,701          130,000
 Payments of notes payable and long-term debt      (235,493)            -
 Redemption of preferred stock                     (359,153)            -
                                               -------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           445,055        1,641,283

NET INCREASE (DECREASE)IN CASH                      (15,406)         269,257

CASH, BEGINNING OF PERIOD                           434,063          294,220
                                               -------------      ----------
CASH, END OF PERIOD                               $418,657       $   563,477

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Natural Health Trends Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 1999.

         Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         The Company had a working capital deficiency of approximately $6,260,000 for the six months ended June 30, 2000 and $6,597,000 for the year ended December 31, 1999, and they recorded net losses of approximately $845,000 and $575,000 respectively, that raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

2. In March 2000, the Company sold 1,000 shares of Series J Preferred Stock, par value $1,000 per share. The preferred stock pays a dividend at the rate of 10% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which the Company received notice of conversion from a holder. In connection with the offering of the Series J Preferred Stock, the Company issued warrants to purchase 141,907 shares of it's common stock at an exercise price of $1.41 per share.
                                        4

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

4. During the second quarter of 2000, the Company received notice of conversion on $350,000 convertible Notes Payable. The Company issued 1,958,505 shares of common stock in settlement of $350,000 of Notes Payable and the accrued interest thereon. The following table sets forth the conversions and the stock price thereof as of the date of conversion.


                   Conversion Date                                Common stock
                                             Note Payable       conversion price
                                            Face Value
                  ------------------- -- ----------------- --- -----------------
                  04/28/00                        $75,000                 $0.19
                  04/28/00                         66,667                  0.19
                  04/28/00                         66,667                  0.19
                  04/28/00                         33,333                  0.19
                  04/28/00                         33,333                  0.19
                  05/11/00                         75,000                  0.20

5. On July 24, 2000, the Company was delisted from the the NASDAQ Small Cap trading board. The common stock is now traded on the NASDAQ Bulletin Board, due to the Company's non-compliance with NASDAQ maintenance criteria.

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



       Six Months Ended June 30, 2000 Compared To The Six Months Ended June 30, 1999.

                Net Sales. Net sales for six months ended June 30, 2000 were approximately $4,955,000 as compared to net sales for the six months ended June 30, 1999 of approximately $7,365,000, a decrease of approximately $2,411,000 or 48.6%. Sales declines were primarily due to the licensing of the GHA product lines resulting in approximately
       $513,000 decline in sales, the closure of KNI's United Kingdom subsidiary, a $260,000 decline and declines in Australia of $120,000, New Zealand of $453,000, and Trinidad and Tobaggo of $69,000. North American sales declined approximately $996,000 due to the outsourcing of KNI's fullfillment center at the end of 1999 which negatively impacted it's product distribution. The Company has subsequently reopened it's warehouse operations.

                Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2000 was approximately $1,146,000 or 23.1% of net sales. Cost of goods sold for the six months ended June 30, 1999 was approximately $1,498,000 or 20.3% of net sales. The total cost of goods sold decreased by approximately $352,000 or 30.7%. The Company believes that the decrease in total dollars and increase as a percentage of net sales was primarily attributable to KNI and higher fulfillment and shipping costs and its acquisition of Life Dynamics, whose product line yields a lower gross profit.

                Gross Profit. Gross profit decreased from approximately $5,868,000 in the six months ended June 30, 1999 to approximately
       $3,809,000 in the six months ended June 30, 2000. The decrease was approximately $2,059,000 or 54.1%. The decrease is attributable to the decline in sales from both GHA and KNI and higher shipping costs associated with KNI's outsourced fullfillment.

                Commissions. Associate commissions were approximately $2,119,000 or 42.8% of net sales in the six months ended June 30, 2000 compared with $3,531,000 or 47.9% of net sales in the six months ended June 30, 1999. The decline of approximately $1,412,000 is a result of lower sales attributable to KNI's direct marketing system. The decline as a percentage of net sales is primarily due to the change in KNI's commission structure in late 1999.

                Selling, General and Administrative Expenses. Selling, general and administrative costs decreased from approximately $3,503,000 or 47.6% of sales in the six months ended June 30, 1999 to approximately $2,560,000 or 51.7% of sales in the six months ended June 30, 2000, an decrease of approximately $944,000 or 36.9%. The decrease in dollars and corresponding increase as a percentage of sales is primarily attributable to KNI's operations. KNI reduced staff at the end of April 2000 and closed it's Colorado facility, which resulted in one time costs of approximately $146,000 related to accrued vacation payouts, disposal of fixed assets, and moving expenses.

                Loss  from   Operations.   Operating   losses   decreased   from
       approximately $1,167,000 in the six months ended June 30, 1999 to approximately $870,000 in the six months ended June 30, 1999 representing a 34.1% decrease in the loss or approximately $297,000 between comparable periods. This decrease is due to minimal losses being incurred by GHA as a result of lower overhead.

                Minority Interest. The loss offset of approximately $65,000 in the six months ended June 30, 2000 compared to approximately $11,000 for the six months ended June 30, 1999, the minority interest is a reflection of the losses of the Australia and New Zealand subsidiaries. KNI owns 51% of such subsidiaries.

                Gain(loss) on Foreign Exchange. During the six months ended June 30, 1999, the net gain realized on foreign exchange adjustments was approximately $3,000 compared to a net loss of approximately $16,000 for the six months ended June 30, 2000 reflecting a stronger U.S. dollar than KNI's subsidiaries in Australia, New Zealand and Trinidad and Tobaggo.

                Interest Expense (net). Interest expenses of approximately $38,000 or 0.5% of sales in the six months ended June 30, 1999 declined to approximately $18,000 or 0.4% of sales in the six months ended June 30, 2000, a change of approximately $20,000. This decrease is due primarily to a decline in interest bearing debt.

                Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the six months ended June 30, 2000 or the six months ended June 30, 1999 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carryforwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has not been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                Net Loss from Continuing Operations. Net loss from continuing operations was approximately $840,000 in the six months ended June 30, 2000 or 17.0% of net sales as compared to approximately $1,192,000 or
       16.2 % of net sales in the six months ended June 30, 1999. Of the net loss from continuing operations, approximately $200,000 was attributable to GHA's legal expenses and approximately $640,000 was attributable to KNI's operations.

                Discontinued Operations. In April 2000, the Company closed its United Kingdom subsidiary.

                Gain on Forgiveness of Debt. During the six months ended June 30, 1999, the Company realized a $1,000 gain on the workout of various debt and payables of GHA.

                Net Loss. Net loss was approximately $845,000 in the six months ended June 30, 2000 or 16.6% of net sales as compared to approximately $1,213,000 net loss or 65.6% of net sales in the six months ended June 30, 1999. The decrease as a percentage of net sales is primarily related to KNI's sales volume and a greater gross margin on KNI related sales.


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

     During 1999, the Company has not made its payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. The Company has filed all required payroll tax returns and current quarter payments and is currently negotiating a payment plan with the IRS. As of June 30, 2000, the Company owes approximately $599,000 of delinquent payroll tax liabilities including interest and penalties. The Company's failure to pay its delinquent payroll tax liabilities could result in tax liens being filed by various taxing authorities.

     During 1999, the Company did not make its sales tax deposits with the various sales tax authorities on a timely basis. The Company has filed all required sales tax returns. As of June 30, 2000, the Company owed approximately $204,000 in current and delinquent sales taxes which is included in other current liabilities. The Company's failure to pay its delinquent sales taxes could result in tax liens being filed by various taxing authorities.

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

     At June 30, 2000, our ratio of current assets to current liabilities was .80 to 1.0 and we had a working capital deficit of approximately $6,260,000.

     Cash used in operations for the six months ended June 30, 2000 was approximately $338,000. Cash used by investing activities during the period was approximately $122,000, which primarily relates to the acquisition of Life Dynamics, Inc. offset by a return of restricted cash in connection with credit card agreements at Kaire. Cash provided by financing activities during the period was approximately $445,000, primarily from the issuance of preferred stock of approximately $1,000,000 and partially offset by the redemption of Series H preferred stock of approximately $359,000 and the repayment of certain notes payable of approximately $235,000. Total cash decreased by approximately $15,000 during the period.

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

         The Company received five notices of conversion on its Convertible Notes Payable during the six months ended June 30, 2000 and redeemed $350,000 Notes Payable in exchange for 1,958,505 shares of the Company's common stock.

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

Date:   August 21, 2000