Form 10QSB/A
period 2000-06-30
NATURAL HEALTH TRENDS CORP
filed 2000-09-13
CIK 912061

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10QSB/A

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

                           NATURAL HEALTH TRENDS CORP.

                      QUARTERLY PERIOD ENDED JUNE 30, 2000


                                      INDEX



                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION
  Item 1.    Financial Statements
             Condensed Consolidated Balance Sheet                           1
             Condensed Consolidated Statements of Operations                2
             Condensed Consolidated Statements of Cash Flows                3
             Notes to Condensed Consolidated Financial Statements         4-5
  Item 2.    Management's Discussion and Analysis of Plan
               of Operations                                              6-9

PART II - OTHER INFORMATION
  Item 1.    Legal Proceedings                                             10
  Item 2.    Changes in Securities                                         10
  Item 3.    Defaults Upon Senior Securities                               10
  Item 4.    Submission of Matters to a Vote of Security Holders           10
  Item 5.    Other Information                                             10
  Item 6.    Exhibits and Reports on Form 8-K                              10

Signature                                                                  11

                           NATURAL HEALTH TRENDS CORP.
                           CONSOLIDATED BALANCE SHEET

                                               June 30,           December 31,
                                                2000                 1999
       ASSETS                                (Unaudited)
Current Assets
  Cash                                       $   418,657        $    434,063
  Restricted cash                                 66,324             152,505
  Account receivables                            615,222             407,490
  Inventory                                      801,300             847,212
  Prepaid expenses and other current assets       19,923             120,481
                                             ------------         ----------
    Total Current Assets                       1,921,426           1,961,751

Property and Equipment, net                      453,847             567,065
Long Term Prepaids                               164,464              54,228
Patents and Customer Lists                     7,970,440           7,912,594
Goodwill                                         688,355             682,654
Deposits and Other Assets                        118,351              75,607
                                             ------------         ----------

    Total Assets                             $11,316,882        $ 11,253,899
                                             ============         ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Checks written in excess of deposits       $   528,631        $    556,884
  Accounts payable                             4,827,078           4,511,772
  Accrued expenses                               977,107             404,458
  Accrued bonus payable                          213,467             472,503
  Accrued payroll payable                        736,211             668,390
  Notes payable                                  455,735             854,684
  Notes payable related parties                  179,168             112,363
  Current portion of long term debt               75,995              75,995
  Deferred Revenue                                  -                527,831
  Other current liabilities                      193,360             231,926
                                             ------------         ----------
    Total Current Liabilities                  8,186,752           8,416,806

Capital Lease Obligations,
  net of current portion                          42,607              53,158
                                             ------------         ----------
    Total Liabilities                          8,229,359           8,469,964
                                             ------------         ----------
Stockholders' Equity:
  Preferred stock                              5,804,542           5,163,695
  Common stock                                    10,383               7,990
  Additional paid in capital                  22,143,071          21,443,914
  Cumulative adjustments on foreign exchange       6,084                -
  Deferred Compensation                         (610,036)           (666,000)
  Accumulated deficit                        (24,266,521)        (23,165,664)
                                             ------------         ----------
    Total Stockholders' Equity                 3,087,523           2,783,935
                                             ------------         ----------
Total Liabilities and Stockholders' Equity   $11,316,882        $ 11,253,899
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
                                             ==========       ==========

                  See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                     Six Months Ended
                                                         June 30,
                                               ------------------------------
                                                     2000            1999
                                               -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $(845,167)     $(1,213,310)

 Adjustments  to reconcile  net income
 (loss) to net cash provided by (used
 in) operating activities:

 Depreciation and amortization                      261,871          386,775
 Loss on disposal of fixed asset                     78,565             -
 Issuance of common stock in settlement
  of notes payable                                    1,908             -
 Issuance of common stock in settlement
  of interest                                           485             -
 Changes in assets and liabilities
 Increase in accounts receivable                   (207,732)        (472,488)
 (Increase) decrease in inventories                 258,834          288,476
 (Increase) decrease in prepaid expenses             (9,678)         (35,011)
 (Increase) decrease in deposits and other assets   (42,744)          99,541
 Increase (decrease) in accounts payable and
  cash overdraft                                    287,052       (1,631,560)
 Increase (decrease) in accrued expenses            381,434        1,458,038
 Increase in accrued Interest                          -                -
 Decrease in deferred compensation                   55,964             -
 Decrease in deferred revenue                      (527,831)            -
 Increase (decrease) in other current liabilities   (31,410)         257,501
 Increase (decrease) in accrued expenses
  for discontinued operations                          -             (10,000)
                                               -------------     ------------
    Total Adjustments                               506,718          341,272
                                               -------------     ------------
NET USED IN OPERATING ACTIVITIES                   (338,449)        (872,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                  -             (21,701)
 Proceeds from the sale of fixed assets                  10             -
 Business acquisitions, net of cash acquired       (208,203)        (417,541)
 (Increase) decrease in Restricted Cash              86,181          (60,746)
                                               -------------     -----------
NET CASH USED IN INVESTING ACTIVITIES              (122,012)        (499,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in due to affiliate                          -             250,000
 Proceeds from related party                           -              60,268
 Proceeds from preferred stock                    1,000,000        1,201,015
 Proceeds from notes payable and long-term debt      39,701          130,000
 Payments of notes payable and long-term debt      (235,493)            -
 Redemption of preferred stock                     (359,153)            -
                                               -------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           445,055        1,641,283

NET INCREASE (DECREASE)IN CASH                      (15,406)         269,257

CASH, BEGINNING OF PERIOD                           434,063          294,220
                                               -------------      ----------
CASH, END OF PERIOD                               $418,657       $   563,477

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