Form 10QSB
period 2000-09-30
NATURAL HEALTH TRENDS CORP
filed 2000-11-17
CIK 912061

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of October 31, 2000 were 12,309,047 shares.

                           NATURAL HEALTH TRENDS CORP.

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                      INDEX



                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION
  Item 1.    Financial Statements
             Condensed Consolidated Balance Sheet                           1
             Condensed Consolidated Statements of Operations                2
             Condensed Consolidated Statements of Cash Flows                3
             Notes to Condensed Consolidated Financial Statements         4-5
  Item 2.    Management's Discussion and Analysis of Plan
               of Operations                                              6-12

PART II - OTHER INFORMATION
  Item 1.    Legal Proceedings                                             13
  Item 2.    Changes in Securities                                         13
  Item 3.    Defaults Upon Senior Securities                               13
  Item 4.    Submission of Matters to a Vote of Security Holders           13
  Item 5.    Other Information                                             13
  Item 6.    Exhibits and Reports on Form 8-K                              13

Signature                                                                  14

                           NATURAL HEALTH TRENDS CORP.
                           CONSOLIDATED BALANCE SHEET

                                              September 30,        December 31,
                                                  2000                 1999
                                             ------------         -----------
       ASSETS                                  (Unaudited)
Current Assets
  Cash                                       $   496,027        $    434,063
  Restricted cash                                 75,640             152,505
  Account receivables                            304,432             407,490
  Inventory                                      821,213             847,212
  Prepaid expenses and other current assets       37,381             120,481
                                             ------------         -----------
    Total Current Assets                       1,734,693           1,961,751

Property and Equipment, net                      459,366             567,065
Long Term Prepaids                               164,464              54,228
Patents and Customer Lists                     7,883,809           7,912,594
Goodwill                                         690,610             682,654
Deposits and Other Assets                        159,806              75,607
                                             ------------         -----------

    Total Assets                             $11,092,748        $ 11,253,899
                                             ============         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Checks written in excess of deposits       $   350,923        $    556,884
  Accounts payable                             5,206,113           4,511,772
  Accrued expenses                               693,227             404,458
  Accrued bonus payable                          376,135             472,503
  Accrued payroll payable                        735,802             668,390
  Notes payable                                1,215,609             854,684
  Notes payable related parties                  334,525             112,363
  Current portion of long term debt               75,995              75,995
  Deferred Revenue                                27,589             527,831
  Other current liabilities                      223,625             231,926
                                             ------------         ----------
    Total Current Liabilities                  9,239,543           8,416,806

Capital Lease Obligations,
  net of current portion                          42,607              53,158
Long term notes payable                            2,791                   -
                                             ------------         ----------
    Total Liabilities                          9,284,941           8,469,964
                                             ------------         ----------
Stockholders' Equity:
  Preferred stock                              5,774,542           5,163,695
  Common stock                                     9,345               7,990
  Additional paid in capital                  21,419,166          21,443,914
  Cumulative adjustments on foreign exchange       6,113                -
  Deferred Compensation                         (631,982)           (666,000)
  Accumulated deficit                        (24,769,377)        (23,165,664)
                                             ------------         ----------
    Total Stockholders' Equity                 1,807,807           2,783,935
                                             ------------         ----------
Total Liabilities and Stockholders' Equity   $11,092,748        $ 11,253,899
                                             ============         ==========

                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                       2000               1999             2000              1999
                                                  ---------------    ---------------   --------------   ---------------
Revenues                                       $       1,544,067    $     4,060,979   $    6,498,739   $    11,426,468

Cost of Sales                                            527,814            947,889        1,673,865         2,445,624
                                                  ---------------    ---------------   --------------   ---------------
Gross Profit                                           1,016,253          3,113,090        4,824,874         8,980,844
Distributor commissions                                  682,511          2,007,293        2,801,729         5,538,660
Write-down of patents and goodwill                             -                  -                -                 -
Selling, general and administrative expenses           1,076,072          1,785,513        3,635,712         5,288,876
                                                  ---------------    ---------------   --------------   ---------------
Operating loss                                          (742,330)          (679,717)      (1,612,567)       (1,846,692)
Minority interest in loss of subsidiaries                 16,199             38,955           80,736            49,570
Gain on foreign exchange                                       -                  -                -                 -
Gain (loss) on foreign exchange                           23,872              7,760            7,427            10,343
Interest (net)                                           (41,287)           (12,107)         (59,487)          (50,166)
                                                  ---------------    ---------------   --------------   ---------------
Net loss from continuing operations                     (743,546)          (645,108)      (1,583,891)       (1,836,945)
                                                  ---------------    ---------------   --------------   ---------------
Discontinued Operations:
Income (loss) from discontinued operations                     -           (106,613)          (4,822)         (129,557)
Gain (loss) on disposal                                  (15,000)                 -          (15,000)
                                                  ---------------    ---------------   --------------   ---------------
Loss before extraordinary gain                          (758,546)          (751,721)      (1,603,713)       (1,966,502)
                                                  ---------------    ---------------   --------------   ---------------
Extraordinary gain - forgiveness of debt                       -                  -                -             1,471

Net loss                                                (758,545)          (751,721)      (1,603,713)       (1,965,031)
                                                  ---------------    ---------------   --------------   ---------------

Preferred stock dividends                                296,364            114,534          296,568         1,157,573

Net loss to common shareholders                $      (1,054,910)   $      (866,255)  $   (1,900,281)       (3,122,604)
                                                  ===============    ===============   ==============   ===============

Basic and diluted loss per common share:
Continuing Operations                          $          (0.09)    $        (0.09)   $        (0.19)            (0.29)
                                                                                                       $
Discontinued Operations                                        -             (0.02)            (0.00)            (0.02)
Extraordinary gain                                             -                 -                 -
Preferred stock dividend                                  (0.03)             (0.02)            (0.04)            (0.19)
                                                  ---------------    ---------------   --------------   ---------------

Net loss to common shareholders                $          (0.12)    $        (0.13)   $        (0.23)  $         (0.50)
                                                  ===============    ===============   ==============   ===============

Basic and diluted weighted common shares used          8,596,587          6,794,341        8,193,654         6,220,331
                                                  ===============    ===============   ==============   ===============

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                       2000              1999
                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(1,603,713)     $(1,965,031)
                                                   ------------     ------------
  Adjustments to reconcile net (loss)to net
   cash provided by (used in)operating activities:
Depreciation and amortization                          375,505          478,524
Loss on disposal of fixed asset                        114,868                -
Gain on forgiveness of debt                                  -           (1,471)
Increase in income from allocation of
 minority interest                                           -          (11,153)
Issuance of common stock in settlement of interest        (485)         (59,087)
  Changes in assets and liabilities
 (Increase) decrease in accounts receivable            103,058         (260,785)
  Increase in inventories                              244,699           66,151
  Increase in prepaid expenses                         (27,136)        (181,743)
 (Increase) decrease in deposits and other assets      (84,199)         252,351
  Increase (decrease) in accounts payable and cash
   overdraft                                           488,380         (107,353)
  Increase in accrued expenses                         243,914          433,050
  Increase in accrued consulting contract               34,019                -
  Decrease in deferred revenue                        (500,242)               -
  Increase (decrease) in other current liabilities      (2,189)         342,885
  Decrease in accrued expenses for discontinued
   operations                                                -          (10,000)
                                                   ------------     ------------
    Total Adjustments                                  990,192          941,369
                                                   ------------     ------------
NET USED IN OPERATING ACTIVITIES                      (613,521)      (1,023,662)
                                                   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (548)         (23,345)
 Proceeds from the sale of fixed assets                     10                -
 Business acquisitions, net of cash acquired          (253,326)        (880,939)
 (Increase) decrease in Restricted Cash                 93,152         (200,497)
                                                   ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                 (160,712)      (1,104,781)
                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in due to affiliate                                -          250,000
 Proceeds from preferred stock                       1,000,000        1,201,015
 Proceeds from notes payable and long-term debt        389,701          948,929
 Payments of notes payable and long-term debt         (194,351)        (363,581)
 Redemption of preferred stock                        (359,153)               -
                                                   ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              836,197        2,036,363
                                                   ------------      -----------
NET INCREASE (DECREASE) IN CASH                         61,964          (92,080)
CASH, BEGINNING OF PERIOD                              434,063          294,220
                                                   ------------      -----------
CASH, END OF PERIOD                                   $496,027         $202,140
                                                   ============      ===========

                           NATURAL HEALTH TRENDS CORP.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Natural Health Trends Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 1999.

   Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     The Company had a working capital deficiency of approximately $7,505,000 for the nine months ended September 30, 2000 and $6,597,000 for the year ended December 31, 1999, and they recorded net losses of approximately $1,055,000 and $575,000 respectively, that raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

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

                                             Series H
                                          Preferred Stock        Common Stock
                   Conversion Date         Face Value           Conversion Price
                  -----------------      ----------------      -----------------
                      01/25/00                $34,000                 $1.01
                      01/27/00                 15,154                  1.04
                      02/15/00                125,000                  0.95
                      02/16/00                185,000                  1.02

4. During the second quarter of 2000, the Company received notice of conversion on $350,000 convertible Notes Payable. The Company issued 1,958,505 shares of common stock in settlement of $350,000 of Notes Payable and the accrued interest thereon. The following table sets forth the conversions and the stock price thereof as of the date of conversion.

                                           Note Payable           Common Stock
                   Conversion Date         Face Value           Conversion Price
                  -----------------      ----------------      -----------------
                     04/28/00                $75,000                 $0.19
                     04/28/00                 66,667                  0.19
                     04/28/00                 66,667                  0.19
                     04/28/00                 33,333                  0.19
                     04/28/00                 33,333                  0.19
                     05/11/00                 75,000                  0.20

     In July 2000, the Company rescinded the notice of conversion on the Notes Payable. The Company was in specific violation of certain clauses of the Notes Payable agreements with respect to demand registration rights of the converted common stock.

5. On July 24, 2000, the Company was delisted from the NASDAQ Small Cap trading board. The common stock is now traded on the NASDAQ OTC Bulletin Board, due to the Company's non-compliance with NASDAQ maintenance criteria.

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

                Three Months Ended September 30, 2000 Compared To The Three Months Ended September 30, 1999.

                         Net Sales. Net sales for the three months ended September 30, 2000 were approximately $1,544,000 as compared to net sales for the three months ended September 30, 1999 of approximately $4,061,000, a decrease of approximately $2,517,000 or 62.0%. Sales declines were primarily due to the licensing of the GHA product lines resulting in approximately $191,000 decline for the quarter in sales, the closure of KNI's United Kingdom subsidiary, a $140,000 decline. North American sales declined approximately $1,528,000, primarily due to inconsistencies in product delivery and product shortages. The Company's number of independent distributors has declined approximately 25%. This trend is partially offset by the acquisition in July of Network Online, whose sales were approximately $50,000 for the three months ended September 30, 2000. This subsidiary has been folded into the Kaire Nutraceutical's operations at the end of the current quarter and eKaire.com, a subsidiary that began operations on September 18, 2000.

                         Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2000 was approximately $528,000 or 34.2% of net sales. Cost of goods sold for the three months ended September 30, 1999 was approximately $948,000 or 23.3% of net sales. The total cost of goods sold decreased by approximately $420,000 or 79.6%. The Company believes that the decrease in total dollars and increase as a percentage of net sales was primarily attributable to KNI and higher fulfillment and shipping costs and its acquisition of Network Online, whose product line yields a lower gross profit.

                         Gross Profit. Gross profit decreased from approximately $3,113,000 in the three months ended September 30, 1999 to approximately $1,016,000 in the three months ended September 30, 2000. The decrease was approximately $2,097,000 or 206.3%. The decrease is attributable to the decline in sales from both GHA and KNI and higher shipping costs associated with KNI's fulfillment of backordered products.

                         Commissions. Associate commissions were approximately $683,000 or 44.2% of net sales in the three months ended September 30, 2000 compared with $2,007,000 or 49.4% of net sales in the three months ended September 30, 1999. The decline of approximately $1,324,000 is a result of lower sales attributable to KNI's direct marketing system. The decline as a percentage of net sales is primarily due to the change in KNI's commission structure in late 1999.

                         Selling, General and Administrative Expenses. Selling, general and administrative costs decreased from approximately $1,786,000 or 44.0% of sales in the three months ended September 30, 1999 to approximately $1,076,000 or 69.7% of sales in the three months ended September 30, 2000, an decrease of approximately $710,000 or 65.9%. The decrease in dollars and corresponding increase as a percentage of sales is primarily attributable to the acquisition of Network Online and the start-up costs associated with eKaire.com.

                         Loss from Operations. Operating losses increased from approximately $680,000 in the three months ended September 30, 1999 to approximately $743,000 in the three months ended September 30, 2000 representing a 4.6% increase in the loss or approximately $33,000 between comparable periods.

                         Minority Interest. The loss offset of approximately $16,000 in the three months ended September 30, 2000 compared to approximately $39,000 for the three months ended September 30, 1999, the minority interest is a reflection of the losses of the Australia and New Zealand subsidiaries. KNI owns 51% of such subsidiaries.

                         Gain(loss) on Foreign Exchange. During the three months ended September 30, 1999, the net gain realized on foreign exchange adjustments was approximately $8,000 compared to a net gain of approximately $24,000 for the three months ended September 30, 2000 reflecting a stronger U.S. dollar than KNI's subsidiaries in Australia, New Zealand and Trinidad and Tobaggo.

                         Interest Expense (net). Interest expenses of approximately $12,000 or 0.3% of sales in the three months ended September 30, 1999 increased to approximately $41,000 or 2.7% of sales in the three months ended September 30, 2000, a change of approximately $29,000. This increase is due primarily to a increase in interest bearing debt.

                         Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the three months ended September 30, 2000 or the three months ended September 30, 1999 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No.109 (Accounting for Income Taxes), utilizing its loss carryforwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has not been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                         Net Loss from Continuing Operations. Net loss from continuing operations was approximately $744,000 in the three months ended September 30, 2000 or 48.2% of net sales as compared to approximately $645,000 or 15.9 % of net sales in the three months ended September 30, 1999. Of the net loss from continuing operations, approximately $20,000 was attributable to eKaire.com marketing efforts, and approximately $350,000 was attributable to legal and accounting fees.

                         Discontinued Operations. In April 2000, the Company closed its United Kingdom subsidiary. The Company had anticipated $20,000 in liquidation proceeds, however, this value has been reduced to $5,000.

                         Net Loss. Net loss was approximately $759,000 in the three months ended September 30, 2000 or 49.1% of net sales as compared to approximately $752,000 net loss or 18.5% of net sales in the three months ended September 30, 1999. The increase as a percentage of net sales is primarily related to the decline in KNI's sales volume.


Nine Months Ended September 30, 2000 Compared To The Nine Months Ended September
 30, 1999.

                         Net Sales. Net sales for nine months ended September 30, 2000 were approximately $6,499,000 as compared to net sales for the nine months ended September 30, 1999 of approximately $11,426,000, a decrease of approximately $4,928,000 or 43.1%. Sales declines were primarily due to the licensing of the GHA product lines resulting in approximately $722,000 decline in sales, the closure of KNI's United Kingdom subsidiary, a $400,000. North American sales declined approximately $4,674,000 due to the outsourcing of KNI's fullfillment center at the end of 1999 which negatively impacted it's product distribution. The Company has subsequently reopened it's warehouse operations. In addition, the Company has been inconsistent in it's product shipments, resulting in a decrease in sales.

                         Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2000 was approximately $1,674,000 or 25.8% of net sales. Cost of goods sold for the nine months ended September 30, 1999 was approximately $2,446,000 or 21.4% of net sales. The total cost of goods sold decreased by approximately $772,000 or 31.6%. The Company believes that the decrease in total dollars and increase as a percentage of net sales was primarily attributable to KNI and higher fulfillment and shipping costs and its acquisition of Life Dynamics and Network Online, whose product line yields a lower gross profit.

                         Gross Profit. Gross profit decreased from approximately $8,981,000 in the nine months ended September 30, 1999 to approximately $4,825,000 in the nine months ended September 30, 2000. The decrease was approximately $4,156,000 or 46.3%. The decrease is attributable to the decline in sales from both GHA and KNI and higher shipping costs associated with KNI's fulfillment issues.

                         Commissions. Associate commissions were approximately $2,802,000 or 43.1% of net sales in the nine months ended September 30, 2000 compared with $5,539,000 or 48.5% of net sales in the nine months ended September 30, 1999. The decline of approximately $2,737,000 is a result of lower sales attributable to KNI's direct marketing system. The decline as a percentage of net sales is primarily due to the change in KNI's commission structure in late 1999.

                         Selling, General and Administrative Expenses. Selling, general and administrative costs decreased from approximately $5,289,000 or 46.3% of sales in the nine months ended September 30, 1999 to approximately $3,636,000 or 55.9% of sales in the nine months ended September 30, 2000, a decrease of approximately $1,653,000 or 31.2%. The decrease in dollars and corresponding increase as a percentage of sales is primarily attributable to KNI's operations. KNI reduced staff at the end of April 2000 and closed it's Colorado facility, which resulted in one time costs of approximately $192,000 related to accrued vacation payouts, disposal of fixed assets, and moving expenses.

                         Loss from Operations. Operating losses decreased from approximately $1,847,000 in the nine months ended September 30, 1999 to approximately $1,613,000 in the nine months ended September 30, 2000 representing a 12.7% decrease in the loss or approximately $234,000 between comparable periods. This decrease is due to minimal losses being incurred by GHA as a result of lower overhead.

                         Minority Interest. The loss offset of approximately $81,000 in the nine months ended September 30, 2000 compared to approximately $50,000 for the nine months ended September 30, 1999, the minority interest is a reflection of the losses of the Australia and New Zealand subsidiaries. KNI owns 51% of such subsidiaries.

                         Gain(loss) on Foreign Exchange. During the nine months ended September 30, 1999, the net gain realized on foreign exchange adjustments was approximately $10,000 compared to a net gain of approximately $7,000 for the nine months ended September 30, 2000 reflecting a strong U.S. dollar in KNI's subsidiaries in Australia, New Zealand and Trinidad and Tobaggo.

                         Interest   Expense   (net).    Interest   expenses   of
         approximately $50,000 or 0.4% of sales in the nine months ended September 30, 1999 increased to approximately $59,000 or 0.9% of sales in the nine months ended September 30, 2000, a change of approximately $9,000. This increase is due primarily to an increase in interest bearing debt.

                         Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the nine months ended September 30, 2000 or the nine months ended September 30, 1999 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No.109 (Accounting for Income Taxes), utilizing its loss carryforwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has not been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                         Net Loss from Continuing Operations. Net loss from continuing operations was approximately $1,584,000 in the nine months ended September 30, 2000 or 24.4% of net sales as compared to approximately $1,837,000 or 16.1% of net sales in the nine months ended September 30, 1999

                         Discontinued Operations. In April 2000, the Company closed its United Kingdom subsidiary. During the nine months ended September 30, 2000, the Company wrote off $15,000 of the anticipated liquidation proceeds.
                                        9

                         Gain on Forgiveness of Debt. During the nine months ended September 30, 1999, the Company realized a $1,000 gain on the workout of various debt and payables of GHA.

                         Net Loss. Net loss was approximately $1,604,000 in the nine months ended September 30, 2000 or 24.7% of net sales as compared to approximately $1,965,000 net loss or 17.2% of net sales in the nine months ended September 30, 1999. The decrease as a percentage of net sales is primarily related to KNI's sales volume and a greater gross margin on KNI related sales.

         Liquidity and Capital Resources:

           We have funded our working capital and capital expenditure requirements primarily from cash provided through borrowings from institutions and individuals, and from the sale of our securities in private placements. Our other ongoing source of cash receipts has been from the sale of Kaire Nutraceuticals' products.

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

              In July 1998, we issued $75,000 face amount of Series D Preferred Stock, which was redeemed in August 1998 for $91,291.

              In August 1998, we issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $210,500. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In September 1999, $610,000 of face amount of Series E Preferred Stock was converted into 603,130 shares of common stock. During the quarter ended September 30, 2000, an additional $30,000 face amount of Series E Preferred Stock was converted into 921,138 shares of common stock.

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

              During 1999, the Company has not made its payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. The Company has filed all required payroll tax returns and current quarter payments and is currently negotiating a payment plan with the IRS. As of September 30, 2000, the Company owes approximately $663,000 of delinquent payroll tax liabilities including interest and penalties. The Company's failure to pay its delinquent payroll tax liabilities could result in tax liens being filed by various taxing authorities.

              During 1999, the Company did not make its sales tax deposits with the various sales tax authorities on a timely basis. The Company has filed all required sales tax returns. As of September 30, 2000, the Company owed approximately $175,000 in current and delinquent sales taxes which is included in other current liabilities. The Company's failure to pay its delinquent sales taxes could result in tax liens being filed by various taxing authorities.

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

                  In September 2000 we converted $2,900 face amount of Series G Preferred stock for 139,926 shares of common stock.

              At June 30, 2000, our ratio of current assets to current liabilities was .81 to 1.0 and we had a working capital deficit of approximately $7,505,000.

              Cash used in operations for the nine months ended September 30, 2000 was approximately $616,000. Cash used by investing activities during the period was approximately $161,000, which primarily relates to the acquisition of Life Dynamics, Inc.and Network OnLine, Inc.offset by a return of restricted cash in connection with credit card agreements at Kaire. Cash provided by financing activities during the period was approximately $836,000, primarily from the issuance of preferred stock of approximately $1,000,000 and partially offset by the redemption of Series H preferred stock of approximately $359,000. Total cash increased by approximately $62,000 during the period.


              Our independent  auditors'  report on our  consolidated  financial statements stated as of December 31, 1999 due to net losses and a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern. The Company requires additional financing to continue operations of which there can be no assurance. Management has revised its business plan of marketing development and support for Global Health's products, licensing rights to sell its products. We believe that the Company will require approximately
         $1,500,000, primarily to finance operations for the next 12 months assuming that we do not have to satisfy certain existing obligations. The Company intends to raise such additional financing through additional debt and equity financings, of which there can be no assurance and for which there are no commitments or definitive agreements. We have not reached satisfactory settlements with Global Health's creditors and we have ceased the operations of Global Health and Global Health may file for protection from creditors under the bankruptcy laws. There can be no assurance that we will be able to achieve satisfactory settlements with our creditors or secure such additional financing. The failure of Natural Health Trends to achieve satisfactory settlements with our creditors and secure additional financing would have a material adverse effect on our business, prospects, financial conditions and results of operations and we may have to curtail or cease operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         The Company rescinded its issuance of 1,958,505 shares of the Company's common stock and re-recorded Notes Payable in the amount of $350,000 that had been redeemed during the second quarter of 2000. The Company was in violation of certain clauses of the Notes Payable relating to demand registration rights.

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

Date:   November 15, 2000