Form 10KSB
period 2000-12-31
NATURAL HEALTH TRENDS CORP
filed 2001-05-01
CIK 912061

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------
                                   FORM 10-KSB


                                   (Mark one)
       X ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                   For the fiscal year ended December 31, 2000
                                       OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

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

                      5605 N. MacArthur Boulevard, 11 Floor
                               Irving, Texas 75038
                     (Address of principal executive office)

                                 (972) 819-2035
                (Issuer's Telephone Number, Including Area Code)

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

         Issuer's revenues for its most recent fiscal year: $8,320,105.

  The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of April 17, 2001 was 73,080,946 with an approximate aggregate market value of $3,800,209, (based upon the closing price of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of April 17, 2001 was 73,080,946.

                           Natural Health Trends Corp.
                         2000 Form 10-KSB Annual Report


                               Table of Contents

                                                                    Page
              Part I

Item 1    Description of Business                                     2
Item 2    Description of Property                                    12
Item 3    Legal Proceedings                                          12
Item 4    Submission of Matters to a
           Vote of Security Holders                                  13

              Part II

Item 5    Market for Common Equity and
           Related Stockholder Matters                               13
Item 6    Management's Discussion and
           Analysis or Plan of Operation                             14
Item 7    Financial Statements                                       17
Item 8    Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure                                  17

              Part III

Item 9    Directors, Executive Officers,
           Promoters and Control Persons;
           Compliance With Section 16(a)
           of the Exchange Act                                       18
Item 10   Executive Compensation                                     19
Item 11   Security Ownership of Certain
           Beneficial Owners and Management                          22
Item 12   Certain Relationships and Related
           Transactions                                              23
Item 13   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K                        24

                                     Part I


ITEM  1.          DESCRIPTION OF BUSINESS

Corporate History

     Natural Health Trends Corp. is a corporation which develops and operates businesses, in one business segment, to promote human wellness. Through ekaire.com, Inc., and Lexxus International, Inc., our subsidiaries, we utilize a network of independent associates to offer a line of approximately 35 products.

     In February 1999, we acquired substantially all of the assets (the "Kaire Assets") of Kaire International, Inc. including, but not limited to, the names "Kaire," "Kaire International, Inc." and all variations and any other product name and all other registered or unregistered trademarks, tradenames, service marks, patents, logos, and copyrights of Kaire International, Inc., all accounts receivable, contractual rights and product formulations to any and all products of Kaire International, Inc., product inventory, "800" and other "toll-free" telephone numbers, product supply contracts (including, but not limited to, its Enzogenol product), independent associate lists, and shares of capital stock owned by Kaire International, Inc. in each of its wholly-owned and/or partially owned subsidiaries including, but not limited to, Kaire New Zealand Ltd., Kaire Australia Pty Ltd., Kaire Trinidad, Ltd. and Kaire Europe Ltd. (but excluding Kaire Korea Ltd.).

         In exchange for the Kaire Assets, we issued (i) to creditors of Kaire International, Inc., $2,800,000 aggregate stated value of Series F preferred stock; (ii) to two creditors of Kaire International, Inc., $350,000 aggregate stated value of Series G preferred stock; and (iii) to Kaire International, Inc., five-year warrants to purchase 200,000 shares of our common stock exercisable at $4.06 per share. In addition, we agreed to make certain payments to Kaire International, Inc. each year for a period of five years (the "Kaire Net Income Payments") commencing with the year ending December 31, 1999.

     The Kaire Net Income Payments shall be reduced on a dollar-for-dollar basis to the extent of (a) all indebtedness of Kaire International, Inc. assumed by us; (b) all other direct and/or indirect costs or expenses assumed and/or otherwise incurred by us, or resulting from, Kaire International, Inc. including, but not limited to, litigation costs, payments of sales or other taxes, expenses of officers of Kaire International, Inc., and other payments or expenses resulting directly and/or indirectly from the acquisition of the Kaire Assets; and (c) any reasonable inter-company obligations of ours resulting from third party payments made by us. In addition, all amounts set-off against Kaire Net Income Payments are cumulative and, if not set-off in the year they are paid (or incurred) because we did not have a sufficient amount of Net Income (or for any reason), such set-off amounts shall accrue and be used as a set-off in the earliest possible year or years.

     In addition, we agreed to indemnify certain officers of Kaire International Inc. against all amounts paid following the acquisition of the Kaire Assets by such persons resulting from unpaid taxes accrued by Kaire International, Inc. prior to the closing date of the Kaire Acquisition.

     In connection with the Kaire Acquisition,we retained BLH, Inc. as a consultant. In accordance with the terms of the consulting agreement, BLH, Inc. was to identify companies which we could effect a business combination. BLH, Inc. introduced Kaire International, Inc. to us. Pursuant to the terms of the consulting agreement, BLH, Inc. earned a fee of approximately $430,000 in connection with the Kaire Acquisition which was paid in February, 1999 by issuing 516 shares of Series I preferred stock. The Series I preferred stock was converted into 160,104 shares of common stock during July 1999.

         In January 2001, we were instrumental in starting Lexxus International, Inc., our majority owned subsidiary, to market women's products.

         In March 2001, Global Health Alternatives, Inc., and Ellon, Inc. two of our wholly owned subsidiaries filed for Chapter 7 bankruptcy liquidation in U.S. Federal court, North Dallas. Neither Global Health Alternatives or Ellon had operations during the year 2000.

Industry Overview

         Natural Health Products

     We believe that the market for natural products and supplements is being driven by information in the mass media which continues to highlight problems with the American diet; the fact that American consumers are becoming increasingly disenchanted with and skeptical about many conventional medical approaches to disease treatment; growing consumer interest in and acceptance of natural and alternative therapies and products; and, finally, recent clarifications and changes of food and drug laws that have eased significantly the regulatory burdens associated with the introduction and sale of dietary supplements.

     We believe that public awareness of the positive effects of nutritional supplements and natural remedies on health has been heightened by widely publicized reports and medical research findings indicating a correlation between the consumption and use of a wide variety of nutrients and natural remedies and the reduced incidence of certain diseases.

     We believe, although there can be no assurance, that the aging of the United States population, together with an increased focus on preventative and alternative health care measures, will continue to fuel increased demand for certain nutritional supplement products and natural remedies. Management also believes that the continuing shift to managed healthcare delivery systems will place greater emphasis on disease prevention and health maintenance, areas with which natural health products are most identified.

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

     Currently, we have associates in all fifty states, the District of Columbia Puerto Rico, Guam, Canada, Australia, New Zealand, Trinidad and Tobago and Europe. We believe that significant market potential exists for our products in international markets.

Products

ekaire.com, Inc..

Energize

     This line is primarily natural stimulants designed to enhance and increase energy levels and endurance both mentally and physically. Products in this category include Ginko Shield, which assists in mental alertness and the circulatory system, Momentum, and RF5, that helps increase and balance energy levels and gives one an overall sense of well-being.

Enhance

     The Enhance product line is designed to support an individual's overall health and includes such products as Immunol, Colloidal SilverKaire, Colon Complex, Synerzyme, Kavatu, Arthrokaire, Osteo Formula, CPM9, Royal Hawaiian Noni, Slimkaire, and SinusKaire.

     Immunol is a shark liver based capsule which we believe aids in the human immune system. This product is imported exclusively by us.

     Colloidal Silverkaire, a solution of silver particles electro-magnetically suspended in deionized water provides dietary support for the immune system. It is used by individuals for a number of purposes including eye drops, a topical solution, nose drops and a drink.

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

     Slimkaire is a time-release, thermogenic weight management program with five herbal blends including a thyroid support blend, that is designed to work as a system to assist weight loss safely while giving the dieter a higher level of energy and maintaining a healthy body. This system concept is based upon a complete program including other products, walking or other sensible exercise available to virtually all individuals and sensible permanent eating habits. We believe that our proprietary formula, which has no synthetic stimulant, is superior to competitor blends for the health conscious individual.

     In addition, we offer a second thermogenic weight management program, SK II, for individuals seeking a product without Ma huang, (ephedrine).

     Developed exclusively for the Canadian market, Sinuskaire, is a similar formulation to the United States product Slimkaire that also aids in a healthy sinus function.

Optimize

     This category provides for many of the basic vitamins and nutrients, which are missing in the typical adult or child's diet such as Vita/Minkaire and MSM Complex.

     In addition, we acquired the right to distribute Bio10, an organic live source of all 12 lactobacillus bacteria designed to supplement and maintain optimum health.

    In August 2000, we introduced Celltonic Plus (TM), an organic mineral solution containing over 72 minerals and trace elements, within an electrolyte drink.

Renew

     Renew is a line of moisturizing and topical analgesic's designed to assist in maintaning a youthful and healthy appearance. Our products include, Aloe Gel, Kobi, Dermakaire with Pycnogenol(R), and Dermunol.

         Kobi combines Australian Aboriginal healing traditions and scientific research with a patented Emu oil to provide temporary relief of minor aches and pains associated with simple strains, sprains and arthritis.

     DermaKaire with Pycnogenol(R) is a mosturizing, whole-leaf Aloe product combined with a powerful antioxidant to maintain healthy-looking skin.

     In 2000,we discontinued our line of skin and hair care products due to market conditions.

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

     DHEA is a hormonal product, which replaces the same hormone in the body. Research shows that as a person matures their body generates diminishing amounts of DHEA. According to a number of research studies, DHEA is the hormone which allows the body to know its energy level.

         New Product Development

     Additional products being considered in these areas are additional antioxidants, anti-aging, weight management, and energy products. In addition to the introduction of single products, we are also focusing on promoting groups of products to be taken in conjunction with each other to address specific needs (such as weight loss, stress, daily wellness, etc.) that an individual may have.

     We intend to seek to identify, develop and introduce innovative, effective and safe products. Management believes that its ability to introduce new products increases its associates' visibility and competitiveness in the marketplace.

     We maintain our own product review and evaluation staff but rely upon independent research, vendor research departments, research consultants and others for product research, development and formulation services.

     We did not expend any money on research and development in the year 2000.

         Product Warranties and Returns

     Our product warranties and policy regarding returns of products are similar to those of other companies in our industry. If a consumer who enrolled with us subsequent to July 1, 1999, for any of our products is not satisfied with the product, she/he may return it to the associate from whom the purchase was made, within 90 days of enrollment. The associate is required to refund the purchase price to the consumer. The associate may then return the unused portion of the product to us for an exchange of equal value. If an associate requests a refund in lieu of an exchange, a check or credit is issued. All associates enrolled with us prior to July 1, 1999 may return products for exchange or refund within 30 days from the date of purchase. All products are warranted against defect by the manufacturer of those products. Most products returned to us, however, are not found to be defective in manufacture.

         Manufacturing

     We do not intend to develop our own manufacturing capabilities since management believes that the availability of manufacturing services from third parties on a contract basis is adequate to meet our needs. We have utilized a number of manufacturers who have sufficient manufacturing capacity to meet our anticipated production needs.

     We currently purchase all of our vitamins, nutritional supplements and all other products and ingredients from parties that manufacture such products to our specifications and standards. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories.

     We have no existing contractual commitments or other arrangements for the future manufacture of our products. Rather, we place orders for component or finished goods manufacturing services as required based upon price quotations and other terms obtained from selected manufacturers.

Marketing and Distribution

     Our products are distributed by our subsidiaries through our network of associates. Associates are independent contractors who purchase products directly from the respective subsidiary for resale to retail consumers or for personal consumption. Associates may elect to work on a full-time or a part-time basis. Management believes that network marketing is well suited to marketing our nutritional supplements and other products because sales of such products are strengthened by ongoing personal contact between retail consumers and associates, many of whom use our products.

     Our goal is to offer distributors a business opportunity that allows the part-time and full-time network marketers to achieve income levels relative to their business practices and sales levels. Distributors have the opportunity to earn immediate and residual incomes. We pay bonuses to qualified distributors based on sales for their respective commission period.

     To become an associate, a person must simply sign an agreement to comply with the policies and procedures of the respective subsidiary We consider approximately 40,000 of our associates to be "active," that is, an individual associate who has ordered at least $50 of products during the preceding 12 month period from any one subsidiary.

     We sponsor opportunity meetings in various key cities and participate in motivational and training events in our market areas designed to inform prospective and existing associates about our product line and selling techniques. Associates give presentations relating to their experiences with our products and the methods by which they have developed their own organization of associates. Specific selling techniques are explained, and emphasis is placed on the need for consistency in using such techniques. Participants are encouraged to ask questions regarding selling techniques and product developments, to share information with other associates and to develop confidence in selling and goal-setting techniques. Motivation is offered to participants in the form of recognition, gifts, excursions and tours, which are intended to foster an atmosphere of excitement throughout the associate organization. Prospective associates are educated about the structure, dynamics and benefits of our network marketing system.

      We continue to develop marketing strategies and programs to motivate associates. These programs are designed to increase associates' monthly product sales and the recruiting of new associates. An example of one of these programs is our AutoShip Program.

     Under the AutoShip Program, an associate may enroll in a minimum ordering program to maintain eligibility for performance bonuses. Minimum orders ranging from $50 to $500 per month are automatically placed by credit card or electronic bank draft. The associate also gets preferred pricing, no minimum purchase requirement (once they have a qualifying select order set up), exclusive access to some product introductions, and discounts on sponsored events.

     As part of our maintenance of constant communication with our associate network, we offer the following support programs to our associates:

 Touchtalk and Faxback

     An automated telephone system that associates can call 24 hours a day to receive reports on the sales activity of their organization and listen to selected messages on special offers, marketing program updates, product information, and similar information. Certain information is also available via facsimile to the associate.

 24 Hour Teleconference

     A weekly teleconference on various subjects such as technical product discussions, associate organization building and management techniques. An associate can listen to any of the last four weekly teleconferences.

 Internet

     We maintain a web-site at www.kaire.com, www.ekaire.com and www.lexxusinternational.com. There, the user can read news, letters, learn more about products, place an order or sign up to be an associate. This allows associates to potentially be able to sponsor associates and order products 24 hours a day.

 Product Literature

     We produce for our associates, color catalogs and brochures displaying and describing each subsidiaries products.

 Toll Free Access

     A toll free number is available to place orders, sponsor new associates, and for consumer support for ekaire.com.

 Broadcast Fax/Broadcast E-mail

     Our announcements and product specials are automatically sent via facsimile and/or e-mail to associates who have requested this service.

         Markets

     We have operations in the United States, Canada, Australia, New Zealand, and Trinidad and Tobago.

Management Information Systems

     We outsource our computer system for processing associate orders and calculating associate commission and bonus payments enabling us to promptly remit payments to associates. Our system provides each associate a detailed monthly accounting of all sales and recruiting activity in his or her organization. These convenient statements eliminate the need for substantial record keeping on behalf of the associate.

Competition

     We compete with many companies which market and sell products similar to our own products. We also compete intensely with other network marketing companies in the recruitment of associates.

     There are many network marketing companies with which we compete for associates. Some of the largest of these are Nutrition for Life International, Inc., Nature's Sunshine, Inc., Herbalife International, Inc., Amway and Rexall Sundown, Inc. Each of these companies is substantially larger than we are and have significantly greater financial and personnel resources than us.
We compete for associates by means of our products, marketing program that includes our commission structure, training and support services, and other benefits.

     Not all competitors market all types of products marketed by us, and some competitors market products and services in addition to those marketed by us. For example, some competitors are known for and are identified with sales of herbal formulations, some are known for and are identified with sales of household cleaning and personal care products, and others are known for and are identified with sales of nutritional and dietary supplements. Our principal methods of competition for the sale of products are its responsiveness to changes in consumer preferences and its commitment to quality, purity, and safety.

Seasonality

We do not believe that our other nutritional supplements are affected by seasonality.

Government Regulation

     We believe that all of our existing products are homeopathic medicines which do not require governmental approvals prior to marketing in the United States. The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture, the Department of Alcohol, Tobacco and Firearms and the Environmental Protection Agency. Our activities are also subject to regulation by various agencies of the states and localities in which its products are sold. In addition, the sale of our products by distributors in foreign markets are subject to regulation and oversight by various federal, state and local agencies in those markets.

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

     We believe that the above finalized rule loosens the restrictions on its labeling of products regarding dietary supplements and structure/function claims provided that any such statements by us does not suggest that the supplement is intended to augment or replace a specific prescription drug or therapy for a disease.

     We are unaware of any legal actions pending or threatened by the FDA or any other governmental authority against any of our subsidiaries.

     Certain ingredients utilized in our weight management products, primarily ephedrine, are increasingly subject to regulations being promulgated by various state agencies. These regulations generally limit the amount of the ingredient or require a conspicuous warning label be affixed to each product. In addition, certain states have prohibited the sale of ephedrine-based products to minors or at all. The can be no assurances that we will not be subject to additional regulation on its weight management product line.

     Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products.

     Based on research conducted in opening its existing markets the nature and scope of inquiries from government regulatory authorities and our history of operations in such markets to date, we believe that our methods of distribution are in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which we currently operate. Even though we believe that laws governing direct selling are generally becoming more permissive, many countries currently have laws in place that would prohibit us from conducting business in such markets. There can be no assurance that we will be allowed to continue to conduct business in each of its existing markets that it currently services or any new market it may enter in the future.

     We believe that we are in material compliance with all regulations applicable to it. Despite this belief, we may be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by associates. There can be no assurances that we will not be subject to inquiries and regulatory investigations or disputes and the effects of any adverse publicity resulting therefrom. Any assertion or determination that we or any of our associates are not in compliance with existing laws or regulations could have a material adverse effect on our business and results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on our business and results of operations. We cannot determine the effect, if any, that future governmental regulations or administrative orders may have on our business and results of operations. Moreover, governmental regulations in countries where we may commence or expand its operations may prevent, delay or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to us, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of associates and consequently, on our sales and earnings.

Patents and Trademarks

    Most of our products are packaged under our "private label." We have registered trademarks with the United States Patent and Trademark Office for our name, logo and various products names. We have applied for trademark registration in several countries outside of those we are currently operating in for our name, logo and various product names.

     Additional trademark registration applications which may be filed by us with the United States Patent and Trademark Office and in other countries may or may not be granted and the breadth or degree of protection of our existing or future trademarks may not be adequate. Moreover, we may not be able to defend successfully any of its legal rights with respect to our present or future trademarks. Our failure to protect our legal rights to its trademarks from improper appropriation or otherwise may have a material adverse effect on us.

Employees

     As of December 31, 2000, we had 16 full time employees and no part time employee, of which 3 were involved in sales and marketing, 6 in administration and finance and 7 in operations. None of our employees are represented by a union, and we believe that our employee relations are good.

Insurance

    We carry general liability insurance in the amount of $1,000,000 per occurrence and $1,000,000 in the aggregate. There can be no assurance, however, that our insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost, if at all. A successful claim could have a material adverse effect on us.

ITEM  2. DESCRIPTION OF PROPERTY.
         -----------------------

     We lease an aggregate of approximately 4,380 square feet of office and warehouse space in an office complex in Carrollton, Texas. The lease term is month to month and the current rate is approximately $60,000 per year. Our Australian and New Zealand subsidiaries also lease their office and warehouse facilities of approximately 8,000 square feet for a period of four years at an annual rental of $30,000 and $24,000, respectively. The Trinidad and Tobago office is approximately 1,100 square feet in downtown Port-of-Spain, Trinidad, which lease is for one year with two one-year renewals. We believe that such properties are suitable and adequate for our current operating needs.

ITEM  3. LEGAL PROCEEDINGS.
         -----------------

     On August 4, 1997 Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against us and National Health Care Centers of America, Inc., our wholly-owned subsidiary. We asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendant's alleged breach of contract in connection with our natural health care center which was located in Boca Raton, Florida. The plaintiff is seeking damages in the amount of approximately $535,000. We agreed to settle such actions for shares of common stock with a fair market value of $325,000, but not less than 125,000 shares of common stock and agreed to register the shares of our common stock. On October 11, 2000, due to our noncompliance with the settlement, a judgement was taken against us in the amount of $325,000 plus interest.

     In Global Health and Ellon, Inc. v. Leslie Kaslof, Ralph Kaslof, and Ellon USA, Inc., pending in the United States District Court for the District of Maine (the "Maine Kaslof Case") claims have been made arising out of the sale of Ellon USA's ("Old Ellon") assets to Global Health's wholly-owned subsidiary, Ellon, Inc. ("New Ellon"). In connection with that sale, Leslie Kaslof and Ralph Kaslof, former shareholders and officers of Old Ellon, entered into employment and consulting agreements with Global Health. Global Health's potential obligation to the Kaslofs under the employment and consulting agreements was approximately $525,000. The complaint in the Maine Kaslof Case seeks a determination that the Kaslofs materially breached their respective obligations under the agreements and that Global Health and New Ellon are excused from further performance thereunder. The complaint includes a breach of fiduciary claim against Ralph Kaslof, as well as a claim to recover approximately $142,000. In a related civil action brought by the Kaslofs and Old Ellon in the United States District Court for the Eastern District of New York (the "New York Kaslof Action") the Kaslofs have alleged breaches of the purchase and sale agreement, the employment and consulting agreements, and other agreements executed in connection with the sale of Old Ellon's assets. The complaint seeks to recover damages in an unspecified amount, but not less than $1,300,000, costs of court, reasonable attorney fees, and interest. We believe that with the Chapter 7 bankruptcy filing of Global Health this case will be dismissed.

     In September 1999 Command Financial Press Corp. commenced an action in the Supreme Court of the State of New York in New York City against us for unpaid invoices for printing services in the amount of approximately $65,000. We are defending this action.

     On July 10, 2000, The State of Texas obtained judgment against us in the amount of $109,170 for unpaid sales taxes, penalties, interest, and attorney fees. We have entered into a voluntary payment arrangement and have recorded a liability of $114,278 which is included in our financial statements for the year ended December 31, 2000.

     On December 29, 2000, Merrill Corporation obtained judgment against us in the amount of $145,497, plus interest. We have recorded a liability of $145,497 which is included in our financial statements for the year ended December 31, 2000.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     During the last quarter of 2000, we did not submit any matter to the vote of our shareholders.


ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------

                           PRICE RANGE OF COMMON STOCK

     Our common stock is quoted on the OTC Bulletin Board under the symbol "NHTC". Our common stock was delisted from the Nasdaq Small Cap Market in July 2000 for failure to meet the Nasdaq requirements for continued listing. The following table sets forth the range of high and low closing sale prices as reported by The Nasdaq SmallCap Market through June 2000 and the OTC Bulletin Board for the third and fourth quarters 2000.
                                    High Low
                                  Common Stock


1999
First Quarter                    5.63       3.56
Second Quarter                   4.34       3.31
Third Quarter                    4.25       2.47
Fourth Quarter                   2.93       1.75

2000
First Quarter                    2.00       1.22
Second Quarter                   1.31       0.28
Third Quarter                    0.44       0.03
Fourth Quarter                   0.08       0.02

Holders

     As of January 26, 2001, we had approximately 160 record holders of our common stock and approximately 1,200 beneficial holders of our common stock.

Dividends

     We have not paid any cash dividends on our common stock to date and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, future financing arrangements, if any, may preclude or otherwise restrict the payment of dividends.

Recent Sales of Unregistered Securities

     In March 2000, we issued 1,000 shares of our Series J preferred stock with a face value of $1,000 per share.

     In October 2000, we issued 50 shares of our Series H preferred stock with a face value of $1,000 per share.

ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
                 ----------------------------------------------------------

Background

     Prior to August 1997, our operations consisted of the operation of natural health care centers and vocational schools. Upon the acquisition of Global Health Alternatives, Inc. ("Global Health") on July 23, 1997, we commenced marketing and distributing a line of natural, over-the-counter homeopathic pharmaceutical products. In February 1999, we acquired substantially all of the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. We discontinued the operations of Global Health during the fourth quarter of 1999 and filed for Chapter 7 bankruptcy protection in March 2001 on behalf of Global Health Alternatives and Ellon, Inc.

                              RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

 Revenues

     Revenues for the year ended December 31, 2000 were approximately $8,320,000 as compared to revenues for the year ended December 31, 1999 of approximately $15,270,000, a decrease of approximately $6,950,000 or 45.5%. Sales for the year ended December 31, 2000 were primarily from ekaire.com, Inc. as Global was closed at the end of 1999. The decrease in sales related to Global is approximately $828,000.

 Cost of Sales

     Cost of sales for the year ended December 31, 2000 was approximately $2,410,000 or 29.0% of revenues. Cost of sales for the year ended December 31, 1999 was $4,267,000 or 27.9% of revenues. The total cost of sales decreased by approximately $1,857,000 or 43.5% most of which was attributable to ekaire and its related operations. The increase in the cost of sales as a percentage of revenues is attributable to inventory issues that resulted in excessive shipping costs.

 Gross Profit

     Gross profit decreased from approximately $11,003,000 in the year ended December 31, 1999 to approximately $5,910,000 in the year ended December 31, 2000. The decrease was approximately $5,093,000 or 46.3%. The decrease was attributable to the decline in gross sales.

 Commissions

     Distributor commissions were approximately $3,682,000 or 44.3% of revenues in the year ended December 31, 2000 compared with $7,230,000 or 47.3% of revenues for the year ended December 31, 1999. The decrease in dollars is directly related to the decrease in gross sales.

 Selling, General and Administrative Expenses

     Selling, general and administrative costs decreased from approximately $7,633,000 or 50.0% of revenues in the year ended December 31, 1999 to approximately $5,777,000 or 69.4% of revenues in the year ended December 31, 2000, a decrease of approximately $1,856,000 or 24.3% which is attributable to the downsizing of operations in response to the decrease in gross sales, the cessation of Global's operations, offset by start up costs associated with the launch of a new marketing plan.

 Loss from Operations

     Operating losses increased from $7,027,000 in the year ended December 31, 1999 to approximately $12,552,000 in the year ended December 31, 2000 representing a 78.6% increase in the loss or approximately $5,525,000 between comparable periods. This increase is due primarily to a one time charge of approximately $9,339,000 to write down certain intangible assets related to the Kaire acquisition offset by reduction in commissions. We believe the value of the customer list and goodwill to be significantly impaired based upon the decline in gross revenues.

Interest Expense

     Interest expense was approximately $260,000 or 3.1% of revenues in the year ended December 31, 2000 compared with approximately $663,000 or 4.3% of revenues in the year ended December 31, 1999, a decrease of approximately $403,000. This decrease is primarily due to the beneficial conversion feature of certain debt instruments and a decrease in interest bearing liabilities .

 Income Taxes

     Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the years ended December 31, 2000 or 1999 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing loss carry forwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

 Net Loss from Continuing Operations

     Net loss from continuing operations was approximately $12,803,000 in the year ended December 31, 2000 or 153.9% of revenues as compared to approximately $7,758,000 or 50.8% of revenues in the year ended December 31, 1999.

 Discontinued Operations

     We closed our wholly owned subsidiary in the United Kingdom in February 2000. We recognized a gain of $200,000 on the anticipated liquidation of this asset for the year ended December 31, 1999. For the year ended December 31, 2000 we have reduced this gain by $15,000 in recognition of actual proceeds received.

 Gain on Forgiveness of Debt

     During the year ended December 31, 2000, we realized a $2,148,000 gain on the various debt and payables of Global Health due to the filing of a Chapter 7 bankruptcy in early 2001.

Liquidity and Capital Resources

     We have funded our working capital and capital expenditure requirements primarily from cash provided through borrowings from institutions and individuals, and from the sale of our securities in private placements. Our other ongoing source of cash receipts has been from the sale of our products.

     In August 1998, we issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $210,500. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In the year ended December 31, 1999, $610,000 of face amount of Series E Preferred Stock was converted into 603,130 shares of common stock. In the year ended December 31, 2000 we had converted an additional $93,232 of face amount Series E Preferred Stock into 2,984,122 shares of common stock.

     In March and April 1999, we issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In January and February 2000, $359,000 of face amount Series H Preferred Stock was converted into 434,660 shares of common stock.

     In June 1999, we borrowed $100,000 from Domain Investments, Inc. The loan bears interest at 10% per annum and is payable on demand. The note is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion.

     In July 1999, we borrowed $50,000 from H. Newcomb Eldredge and issued a nine month secured promissory note bearing interest at the rate of 14% per annum, but in no event shall the interest payable be less than $5,000. In November 1999, the note to H. Newcomb Eldredge was repaid in full.

     In July 1999, we borrowed $50,000 from Capital Development S.A. and issued a nine month secured promissory note bearing interest at the rate of 14% per annum, but in no event shall the interest payable be less than $5,000. In November 1999, the note was repaid in full.

     In July and August 1999 we borrowed $150,000 from Filin Corporation, and issued a secured promissory note due on the earlier of 60 days from the date of issuance or upon the sale of our securities resulting in gross proceeds of at least $5,000,000 and bearing interest at the rate of 10% per annum, but in no event less than $12,000. In October 1999 we amended the promissory note to provide that the note is payable upon demand and is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion.

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

     In March 2000, we sold 1,000 shares of Series J Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,000,000. The preferred stock pays a dividend at the rate of 10% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of our common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which we receive notice of conversion from a holder. In connection with the offering of the Series J Preferred Stock, we issued warrants to purchase 141,907 shares of common stock at an exercise price of $1.41 per share.

     In May 2000, we borrowed $20,700 from Tyler Pipeline, Inc. The loan bears interest at 10% per annum and is payable on demand. The note is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion.

     In June 2000, we acquired certain assets of Life Dynamics International and issued a non-interest bearing promissory note for $208,433. During 2000 we made payments on this note of $43,874. The remaining balance is payable in shares of our common stock on a quarterly basis.

     In October 2000, we issued an additional 50 shares of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock.

     In October 2000, we borrowed $10,000 from Meridian Investments, Inc. The loan bears interest at 10% per annum and is payable on demand.

     In November 2000, we borrowed $25,000 from Filin Corp. The loan bears interest at 10% per annum and is payable on demand.

     During 2000 and 1999, we have not made our payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. We have filed all required payroll tax returns and are currently negotiating a payment plan with the IRS. As of December 31, 2000, we owe approximately $890,000 of delinquent payroll tax liabilities including interest and penalties. Our failure to pay our delinquent payroll tax liabilities could result in tax liens being filed by various taxing authorities.

     During 2000 and 1999, we did not make our sales tax deposits with the various sales tax authorities on a timely basis. We have filed all required sales tax returns. As of December 31, 2000, we owed approximately $285,000 in current and delinquent sales taxes which is included in other current liabilities. Our failure to pay our delinquent sales taxes could result in tax liens being filed by various taxing authorities.

     At December 31, 2000, our ratio of current assets to current liabilities was .07 to 1.0 and we had a working capital deficit of approximately $5,865,000.

     Cash used in operations for the period ended December 31, 2000 was approximately $1,731,000. Cash used by investing activities during the period was approximately $24,500, which primarily relates to the Life Dynamics' acquisition. Cash provided by financing activities during the period was approximately $1,430,000 primarily from the issuance of preferred stock of $1,050,000. Total cash decreased by approximately $326,000 during the period.

     Our independent auditors' report on our consolidated financial statements stated as of December 31, 2000 due to net losses and a working capital deficit, there is substantial doubt about our ability to continue as a going concern. We require additional financing to continue operations of which there can be no assurance. We believe that we will require approximately $500,000, primarily to finance operations for the next 12 months. We intend to raise such additional financing through additional debt and equity financings, of which there can be no assurance and for which there are no commitments or definitive agreements. As of December 31, 2000, Global Health owed approximately $2,148,000 to creditors. We have not reached satisfactory settlements with Global Health's creditors and we have ceased the operations of Global Health. In March 2001, we filed for protection from creditors under the bankruptcy laws. There can be no assurance that we will be able to secure such additional financing. Our failure to secure additional financing would have a material adverse effect on our business, prospects, financial conditions and results of operations and we may have to curtail or cease operations.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------------------

         None.

                                    PART III


ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         ----------------------------------------------------

                                   MANAGEMENT

Directors and Executive Officers

     The following table sets forth certain information concerning our directors and executive officers.

  Name                    Age                  Position

Robert L. Richards*       55    President, Chief Executive Officer and Director
Mark D. Woodburn          30    Chief Financial Officer, Secretary and Treasurer
Martin C. Licht*          59    Director
Dirk D. Goldwasser*       41    Director


     * Messrs. Richards, Licht, and Goldwasser resigned from the Board of Directors in August 2000.

     The following is a brief summary of each of our executive officers and director:

     Robert L. Richards is the Chief Executive Officer of Kaire Nutraceuticals and became a director of ours in April 1999 and president and chief executive officer of Natural Health Trends in September 1999. He was a co-founder and had been an executive officer and director of Kaire International, Inc. since its inception in 1992. Mr. Richards resigned as the President, Chief Executive Officer and Director in August 2000. Mr. Richards has been designated Chairman Emertitus and Founder of Kaire.

     Mark D. Woodburn became our chief financial officer in April, 1999 and secretary in October 1999. He had been secretary and a director of Kaire International, Inc. from 1992 to the present. Mr. Woodburn resigned his appointment as secretary in January 2001.

     Martin C. Licht has been a practicing attorney since 1967. Mr. Licht became a director of in July 1995. Mr. Licht resigned as a director in August 2000.

     Dirk D. Goldwasser has been a consultant/trader with Filin Corp. from August 1996 to the present. From June 1994 to July 1996 he was a vice president with Bankers Trust Securities Company. From December 1993 to June 1994 he was an associate with Oppenheimer and Co. From 1988 to December 1993, he was director of sales for Galbreath Asset Advisors/Loews Organization. Mr. Goldwasser resigned as a director in August 2000.


Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2000, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of ours (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the our fiscal year ended December 31, 2000, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM  10.         EXECUTIVE COMPENSATION.


     We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of our employees, officers or directors.

                  The following table provides a summary of cash and non-cash compensation for each of the last two fiscal years ended December 31, 1999 and 2000 with respect to the following officers.

                           SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                           Annual Compensation                     Awards                  Payouts
  Name and Other Principal Position  Year    Salary     Bonus    Other      Restricted  Securities      LTIP     All Other
                                               ($)       ($)     Annual       Stock       Underlying   Payouts  Compensation
                                                               Compensation  Award(s)   Options/SARs    ($)         ($)
                                                                  ($)(1)      ($)          (#)
  Robert L. Richards, (2)            2000     68,692       -        -          -             -           -           -
  Former President & CEO             1999     96,923       -        -          -             -           -           -

  Joseph P. Grace, (3)               2000          -       -        -          -             -           -           -
  Former President & CEO             1999    133,333       -        -          -             -           -           -


  Terry LaCore (4)                   2000    100,000       -     16,016        -             -           -           -
  President of ekaire.com, Inc.      1999     80,769       -        -          -             -           -           -

  Mark D. Woodburn (5)               2000     34,000       -        -          -             -           -           -
  CFO                                1999     55,750       -        -          -             -           -           -



(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.
(2) Mr. Richards became our President in September 1999 and resigned in August 2000.
(3)  Mr. Grace  resigned in September 1999.
(4) Mr. LaCore is the President of ekaire.com, Inc., our wholly-owned subsidiary.
(5) Mr. Woodburn became our Chief Financial Officer in April 1999 and Secretary in October 1999.


Option Grants in Last Fiscal Year

     We did not grant any options during the fiscal year ended December 31, 2000 to the named executive officers. During the fiscal year ended December 31, 2000, none of the named executive officers exercised any options issued by us.

Consulting Agreements

     In October 1999, we entered into a two year consulting agreement with Domain Investments, Inc. pursuant to which Domain Investments Inc. will provide us with financial advisory services relating to mergers and acquisitions and strategic alliances in consideration for the issuance of 95,000 shares of common stock.

     In October 1999, we entered into a consulting agreement with Meridian Equities Hong Kong, Ltd. pursuant to which Meridian Equities Hong Kong, Ltd. will negotiate settlements with our creditors in consideration for the issuance of 185,000 shares of common stock.

    In January 2001, we entered into a consulting contract with Benchmark Consulting Group to advise us in connection with the acquisition and/or startup and/or merger with other companies introduced to us by Benchmark and any divesture of our assets, subsidiaries, or the sale of the Company itself.


Directors' Compensation

     Our directors do not receive any fixed compensation for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with performance of their duties. We did not pay our directors any cash or other form of compensation for acting in such capacity, although directors who were also executive officers received cash compensation for acting in the capacity of executive officers.

Stock Options

     The 1998 Stock Option Plan (the "1998 Plan") provides for the granting of options to key employees, including officers, non-employee directors and consultants of ours and our subsidiaries to purchase up to 200,000 shares of common stock which are intended to qualify either as Incentive Stock Options within the meaning of the Code or as options which are Nonstatutory Stock Options.

     The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of options to key employees, including officers, non-employee directors and consultants ofours and its subsidiaries to purchase up to 75,000 shares of common stock which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (the "Code"), or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options").

     We adopted the 1994 Stock Option Plan (the "1994 Plan") under which up to 16,667 options to purchase shares of common stock may be granted to key employees, officers, consultants and members of the Board of Directors. Options granted under the 1994 Plan may be either Incentive Stock Options or Nonstatutory Options.

     The plans are administered by the Board of Directors. Under the plans, the Board of Directors has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option.

     Incentive stock options granted under the Plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or less than 110% of fair market value in the case of employees holding 10% or more of the voting stock of the Company). Non-qualified stock options may be granted at an exercise price established by the Stock Option Committee selected by the Board of Directors, but may not be less than 85% of fair market value of the shares on the date of grant. Incentive stock options granted under the plans must expire not more than ten years from the date of grant, and not more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of the voting stock.


     In April 1999, we granted options to purchase shares of common stock to the following individuals at an exercise price of $3.50 per share as a bonus for the year ended December 31, 1998:


Person                                           Number of Options
Joseph P. Grace....................                  150,000
Dirk Goldwasser ...................                   50,000
Sir Brian Wolfson..................                   50,000
Martin C. Licht....................                   25,000
Kevin Underwood....................                   20,000

     On January 18, 2001, we granted 3,000,000 options to purchase shares of common stock to Terry LaCore, President of our subsidiary ekaire.com, Inc, at the closing stock price of $.011 per share.

     On January 18, 2001, we granted 3,000,000 options to purchase shares of common stock to Benchmark Consulting Group pursuant to a consulting contract at the closing stock price of $.011 per share.

    On January 18, 2001, we granted 500,000 options to purchase shares of common stock to various employees at the closing stock price of $.011 per share.


ITEM  11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

     The following table sets forth certain information as to the common stock ownership of each of the our directors, executive officers, all executive officers and directors as a group, and all persons known to us to be the beneficial owners of more than five percent of our common stock.




Name and Address                       Number of         Approximate
of Beneficial Owner                      Shares     Percentage of Common Stock

Mark D. Woodburn                          ---                   *

All Executive Officers
 and Directors as a Group
    (1 persons)                           ---                   *

Abraham Weinzimer                       6,024,094              8.2%
2545 Hempstead Turnpike
East Meadow, NY 11554

* Owns less than one (1%) percent.


     (1) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them.

     (2) The address of each executive officer and director is c/o Natural Health Trends Corp., 5605 N. MacArthur Boulevard, 11th Floor, Irving, Texas 75038.

     (3) The table does not include shares of common stock issuable upon the conversion of the our Series E, F, G, H and J preferred stock. Pursuant to the terms of the Series E, F, G, H and J preferred stock, the holders thereof generally are not entitled to convert such instruments to the extent that such conversion would increase the holders' beneficial ownership of common stock to an amount in excess of 4.9%, except in the event of mandatory conversion. On the date of a mandatory conversion of the Series E, F, G, H and J preferred stock, a change in control may occur, based upon the number of shares of common stock issuable to such holders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

    Martin C. Licht, a former director of ours, was a member of law firms which received $263,221 attributable to 1998 and $79,000 attributable to 1999.

     As of December 31, 2000, we owed approximately $106,000 to Robert L. Richards, a former president and a director, in connection with liabilities assumed in connection with the Kaire acquisition. Mr. Woodburn, our chief financial officer, and Mr. Richards have guaranteed a loan in the amount of $35,000 from STAR Financial Bank.

     In January 2000, we entered into a licensing agreement with GLI, Inc., of which our former president, Joseph Grace, is a principal. We licensed to GLI certain rights to manufacture, distribute and sell the four Natural Relief 1222 products through various distribution channels and the exclusive right to the trademark "Natural Relief 1222". The licensing agreement is for a percentage of GLI's net sales for five years with a minimum royalty guaranteed. After five years, the royalty is reduced to a lower percentage of net sales with no minimum royalty guaranteed. As part of the licensing agreement, GLI agreed to purchase any unused inventory of the product. In January 2001, we modified this agreement, by mutual consent, to release each party from certain obligations in connection with Mr. Grace's tenure with the Company and GLI's royalty payments.

     We believe that the transactions between us and any of our officers, directors and/or 5% stockholders have been on terms no less favorable to us than could have been obtained from independent third parties. Future transactions, if any, between us and any of our officers, directors and/or 5% stockholders will be on terms no less favorable to us than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors. In addition, any forgiveness of indebtedness of officers, directors or 5% stockholders will be approved by a majority of disinterested directors who do not have an interest in the transactions and who have access, at our expense, to counsel.


ITEM  13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a) Exhibits

Index to Exhibits
- --------------
NUMBER  DESCRIPTION OF EXHIBIT

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

--------------------------
(1)      Filed upon the initial filing of this Registration Statement.

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

(11) Previously filed with the Company's Registration Statement, File No. 333-80465.


(12)     Filed herewith.
(13)     Previously filed with the Company's Form 8-K dated March 17, 2000.




         (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Natural Health Trends Corp.


Signature                    Title                                  Date


/s/ Mark D. Woodburn         President, Chief Financial Officer    May 1, 2001
--------------------------   and Director
  Mark D. Woodburn           (Principal Financial and Accounting
                             Officer)

/s/ Robin T. Phelan-Tuggle   Controller, Secretary                 May 1, 2001
------------------------
    Robin T. Phelan-Tuggle




     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                Date

/s/ Mark D. Woodburn         Director                              May 1, 2001
-------------------------
    Mark D. Woodburn

                 NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


     The following consolidated financial statements of Natural Health Trends Corp. are included in response to Item 7:



                                                                    PAGE


Report of Independent Auditors.....................................  F-2

Consolidated Balance Sheet.........................................  F-3

Consolidated Statements of Operations..............................  F-4

Consolidated Statements of Stockholders' Deficit...................  F-5

Consolidated Statements of Cash Flows..............................  F-6

Notes to Consolidated Financial Statements.........................  F-7-19

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Natural Health Trends Corp. and Subsidiaries
New York, New York

         We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the financial position of Natural Health Trends Corp. and Subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses in each of the last two fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
April 19, 2001

            NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2000


                             ASSETS

CURRENT ASSETS:
 Cash                                                           $       108,419
 Restricted cash                                                         72,834
 Accounts receivable                                                     51,768
 Inventories                                                            197,069
 Prepaid expenses and other current assets                               17,592
                                                                      ----------
      Total Current Assets                                              447,682

PROPERTY AND EQUIPMENT                                                   56,127

DEPOSITS AND OTHER ASSETS                                                87,039
                                                                      ----------
      TOTAL ASSETS                                              $       590,848
                                                                      ==========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Checks written in excess of deposits                           $       600,168
 Accounts payable                                                     3,046,767
 Accrued expenses                                                       556,491
 Accrued bonus payable                                                  151,684
 Accrued payroll taxes                                                  889,908
 Notes payable                                                          420,940
 Notes payable - related parties                                        211,674
 Current portion of capital lease obligations                            30,811
 Deferred revenue                                                       119,413
 Sales tax payable                                                      284,655
                                                                      ----------
      Total Current Liabilities                                       6,312,511

CAPITAL LEASE OBLIGATIONS, net of current portion                        15,779
                                                                      ----------
      TOTAL LIABILITIES                                               6,328,290

STOCKHOLDERS' DEFICIT:
 Preferred stock                                                      5,752,410
 Common stock                                                            15,761
 Additional paid in capital                                          23,743,804
 Accumulated deficit                                                (35,212,214)
 Cummulative currency translation adjustment                            (37,203)
                                                                     -----------
      Total Stockholders' Deficit                                    (5,737,442)
                                                                     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $       590,848
                                                                     ===========





                    See Notes to Consolidated Financial Statements

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Year Ended December 31,
                                                      2000            1999
                                                  ------------    -------------
Revenues                                     $      8,320,105   $    15,269,631

Cost of Sales                                       2,410,096         4,267,045
                                                  ------------   --------------
Gross Profit                                        5,910,009        11,002,586
                                                  ------------   --------------

Distributor commissions                             3,681,646         7,229,758
Write-down of patents and goodwill                  9,002,582         3,166,841
Selling, general and administrative expenses        5,777,474         7,633,401
                                                  ------------   --------------
                                                   18,461,702        18,030,000
                                                  ------------   --------------

OPERATING LOSS                                    (12,551,693)       (7,027,414)

Gain on foreign exchange                                9,076            -
Other expense                                          -                (67,180)
Interest (net)                                       (260,160)         (663,289)
                                                  ------------   --------------
LOSS FROM CONTINUING OPERATIONS                   (12,802,777)       (7,757,883)

DISCONTINUED OPERATIONS:
Income from discontinued operations                    -                304,593
Gain (loss) on disposal                               (15,000)          200,000
                                                  ------------   --------------
Loss before extraordinary gain                    (12,817,777)       (7,253,290)
Extraordinary gain - forgiveness of debt            2,148,478            -
                                                  ------------   --------------
Net loss                                          (10,669,299)       (7,253,290)

Preferred stock dividends                           1,277,251         1,542,590
                                                  ------------   --------------
Net loss to common shareholders              $    (11,946,550)  $    (8,795,880)
                                                  ============   ==============




BASIC AND DILUTED LOSS PER COMMON SHARE:


Continuing operations                        $          (1.47)  $         (1.29)
Discontinued operations                                     -              0.07
Extraordinary gain                                       0.22               -
                                                  ------------   --------------
Net loss to common shareholders              $          (1.25)  $         (1.22)
                                                  ============   ==============

Basic and diluted weighted common shares used       9,588,718         7,233,297
                                                  ============   ==============




                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT





                            Common Stock     Preferred Stock   Additional              Common Stock                        Total
                         -----------------   ----------------   Paid-in   Accumulated   Subject to  Foreign   Deferred Stockholders'
                           Shares     Amount   Shares   Amount  Capital     Deficit        Put      Currency Compensation  Deficit
                         -----------------------------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 1998  6,220,331 $ 6,221   1,650  $1,650,000 $16,668,257 $(14,369,784)$(380,000) $ -        $ -     $ 3,574,694

Issuance of Convertible
 Series F preferred stock       -       -      2,800   2,800,000      -            -           -       -          -       2,800,000
Issuance of Convertible
 Series G preferred stock       -       -        350     350,000      -            -           -       -          -         350,000
Sale of Convertible Series
 H preferred stock              -       -      1,400   1,400,000    (198,985)      -           -       -          -       1,201,015
Sale of Convertible Series
 I preferred stock              -       -        516     516,000      -            -           -       -          -         516,000
Issuance of common stock
 warrants                       -       -         -        -         682,000       -           -       -          -         682,000
Preferred stock dividends
 imputed                        -       -         -        -         632,455     (632,455)     -       -          -           -
Accrued preferred stock
 dividends                      -       -         -        -         910,135     (910,135)     -       -          -           -
Conversion of Convertible
 Series I preferred stock    160,104     160    (516)   (515,840)    516,000       -           -       -          -             320
Conversion of Convertible
 Series E preferred stock    603,130     603    (610)   (610,000)    609,397       -           -       -          -           -
Exercise of Series E
 warrants                    185,769     186      -        -            (186)      -           -       -          -           -
Conversion of Convertible
 Series H preferred stock    255,254     255    (426)   (426,464)    425,890       -           -       -          -            (319)
Deferred stock compensation     -       -         -        -          -            -           -       -       (666,000)   (666,000)
Exercise of put                 -       -         -        -          -            -        380,000    -          -         380,000
Shares issued for services   433,018     433      -        -       1,122,383       -           -       -          -       1,122,816
Shares issued for interest   132,241     132      -        -          76,568       -           -       -          -          76,700
Net loss                        -       -         -        -          -        (7,253,290)     -       -          -      (7,253,290)
                         -----------------------------------------------------------------------------------------------------------

BALANCE-DECEMBER 31, 1999  7,989,847   7,990   5,164   5,163,696  21,443,914  (23,165,664)     -       -       (666,000)  2,783,936

Issuance of Covertible
 Series J preferred stock       -       -      1,000   1,000,000     (62,530)      -           -       -          -         937,470
Issuance of common stock
 warrants                       -       -         -        -         100,000     (100,000)     -       -          -           -
Conversion of Convertible
 Series H preferred stock    434,660     435    (359)   (359,154)    385,068      (26,349)     -       -          -           -
Conversion of notes payable
 to common                 3,935,171   3,934      -        -       1,216,053       -           -       -          -       1,219,987
Conversion of Convertible
 Series E preferred stock  2,984,122   2,984     (94)    (93,232)     90,248       -           -       -          -           -
Conversion of Convertible
 Series G preferred stock    279,852     280      (6)     (5,800)      5,520       -           -       -          -           -
Issuance of Convertible
 Series H preferred stock       -       -         50      50,000      -            -           -       -          -          50,000
Conversion of Series F
 preferred stock             138,318     138      (3)     (3,100)      2,962       -           -       -          -           -
Write-down of deferred
 compensation                   -       -         -        -        (555,000)      -           -       -        555,000       -
Amortization of deferred
 compensation                   -       -         -        -          -            -           -       -        111,000     111,000
Foreign currency translation    -       -         -        -          -            -           -    (37,203)      -         (37,203)
Preferred stock dividends       -       -         -        -       1,250,902   (1,250,902)     -       -          -           -
Amount payable for acquisition
 in common stock                -       -         -        -        (133,333)      -           -       -          -        (133,333)
Net loss                        -       -         -        -          -       (10,669,299)     -       -          -     (10,669,299)
                         -----------------------------------------------------------------------------------------------------------

BALANCE-DECEMBER 31, 2000  15,761,970$15,761   5,752  $5,752,41  $23,743,804 $(35,212,214)$    -  $ (37,203)    $ -     $(5,737,442)
                         ==========================================================================================================





                 See Notes to Consolidated Financial Statements

                           NATURAL HEALTH TRENDS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Year Ended December 31,
                                                   2000               1999
                                              --------------    ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $  (10,669,299)     $  (7,253,290)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
 (Gain) loss on dissolution                          15,000           (200,000)
 Income from discontinued operations                   -              (304,593)
 Depreciation and amortization                      364,400            374,154
 Loss on disposal of fixed asset                   (666,856)            (3,802)
 Write down of patents and goodwill               9,002,582          3,166,841
 Gain on forgiveness of debt                     (2,148,478)           (81,260)
 Issuance of common stock in settlement
  of interest                                         6,059            122,868
Changes in assets and liabilities:
 Decrease in accounts receivable                    355,722            228,684
 Increase in inventories                            863,065            253,033
 (Increase) decrease in prepaid expenses            157,117           (134,364)
 Decrease in prepaid royalties                         -               498,125
 (Increase) decrease in deposits and other assets   (11,432)           283,200
 Increase in accounts payable                       683,473          1,113,501
 Increase in accrued expenses                        52,731            532,596
 Increase in accrued consulting contract            666,000               -
 Increase (decrease) in deferred revenue           (408,418)           453,744
 Increase in sales tax payable                        7,545            245,478
 Decrease in accrued expenses for
  discontinued operations                              -               (10,000)
                                              --------------    ----------------
                                                  8,938,510          6,538,205
                                              --------------    ----------------
NET CASH USED IN OPERATING ACTIVITIES           (1,730,789)          (715,085)
                                              --------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                               (7,421)          (127,077)
 Proceeds form the sale of fixed assets             10,533               -
 Business acquititions, net of cash acquired       (27,587)        (1,353,573)
                                              --------------    ----------------
CASH FLOWS USED IN INVESTING ACTIVITIES            (24,475)        (1,480,650)
                                              --------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in cash overdraft                        (43,284)          (168,792)
 (Increase) decrease in Restricted cash             79,671            (27,505)
 Decrease in due to affiliate                         -               250,000
 Proceeds from preferred stock                   1,050,000          3,724,195
 Proceeds from notes payable and
  long-term debt                                   512,976            581,899
 Payments of notes payable and
  long-term debt                                  (169,743)          (471,914)
 Redemption of preferred stock                        -            (1,552,305)
                                              --------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        1,429,620          2,335,578
                                              --------------    ----------------
INCREASE (DECREASE) IN CASH                       (325,644)           139,843

CASH - BEGINNING OF YEAR                           434,063            294,220
                                              --------------    ----------------
CASH - END OF YEAR                           $     108,419       $    434,063
                                              ==============    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

 Conversion of preferred stock to common
  stock                                      $     461,286       $  1,552,305
                                              ==============    ================
 Conversion of debentures, notes payable
  and related accrued interest
  to common stock                            $   1,219,987       $       -
                                              ==============    ================
 Preferred stock dividends                   $   1,277,251       $  1,542,590
                                              ==============    ================


                 See notes to consolidated financial statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 and 1999.


1. ORGANIZATION

     Natural Health Trends Corp. (formerly known as Florida Institute of Massage Therapy, Inc.) (the "Company") was incorporated under the laws of the State of Florida in December 1988.

     In July 1997, the Company acquired Global Health Alternatives, Inc., ("Global") a company incorporated in Delaware, which was in the business of marketing and distribution of over-the-counter homeopathic pharmaceutical health products. Global operated its business through its wholly owned subsidiaries:
Ellon, Inc. ("Ellon"), Maine Naturals, Inc. ("MNI") and Natural Health Laboratories, Inc. These facilities were closed during 1999.

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

    In September 2000, the Company formed a wholly-owned subsidiary, eKaire.com, Inc., ("eKaire"). eKaire is engaged in the distribution of health care products and personalized web pages world-wide, utilizing fulfillment centers in the United States, Canada, New Zealand, and Australia.

    In March 2001, Global Health Alternatives, Inc., and Ellon, Inc. two of the Company's wholly owned subsidiaries filed for Chapter 7 bankruptcy liquidation in U.S. Federal court, North Dallas. Neither Global Health Alternatives or Ellon had operations during the year 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Principles of Consolidation-The accompanying consolidated financial statements include the accounts of Natural Health Trends Corp. and its subsidiaries. All material inter-company transactions have been eliminated in consolidation.

     B. Accounts Receivable-Accounts receivable are stated net of allowance for doubtful accounts of approximately $0.

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

     F. Earnings (Loss) Per Share-Accounting Standards No. 128, "Earnings Per Share" SFAS 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share is computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Diluted earnings per share is not being shown due to the fact that the years ended December 31, 2000 and 1999 show a net loss and the conversion of the preferred stock and common stock outstanding during those years would be anti-dilutive.

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

     H. Income Taxes-Pursuant to Statement of Financial Accounting Standards No 109 ("SFAS 109") "Accounting for Income Taxes", the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

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

     K. Impairment of Long-Lived Assets-The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000 and 1999, the Company recorded a charge against patents, customer lists and goodwill upon such review.

     L. Basis of Presentation-The Company had a working capital deficiency of approximately $5,864,000 as of December 31, 2000, and had recorded net losses of approximately $10,669,000 and $7,253,000 for the year ended December 31, 2000 and 1999 respectively, that raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

     M. Royalty Expense-Royalties that are incurred on a per unit sold basis are included in Cost of Sales. Additional royalty amounts incurred to meet contractual minimum levels are classified as Selling, General and Administrative Expenses.

     N. Reclassifications-The Company has reclassified certain expenses in its consolidated statements of operations for the years ended December 31, 2000 and 1999 as a result of the closure of Kaire Europe and related facilities. These changes had no significant impact on previously reported results of operations or stockholders' equity.

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

     R. Restricted Cash-The Company is required to maintain three (3)restricted cash accounts (i) two (2) with credit card processing companies, one for each subsidiary. The primary purpose of these accounts is to provide a reserve for potential uncollectible amounts and chargebacks by Kaire Nutraceuticals' or eKaire's credit card customers. The credit card processing companies may periodically increase the restricted cash account. The amount on deposit is calculated at 2% of net sales over a rolling six month average and (ii) a third account is maintained with a Canadian bank as security for a bank drafting process utilized by Kaire Nutraceuticals in the ordinary course of business.

     S. Recently Issued Accounting Standards-The Financial Accounting Standards Board issued Statement of Financial Accounting Standads ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS 133). "These statements establish accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. At December 31, 2000, the Company did not have any significant derivative instruments or hedging activities, and therefore, management believes that the initial application of these statements will not have a material impact on the Company's consolidated financial statements.

        In December 1999, the Securities and Exchange commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000 and the adoption did not affect the Company's consolidated financial statements for the year ended December 31, 2000.

     3. PROPERTY AND EQUIPMENT

              Property and Equipment consisted of the following:


                                         Estimated
                                           Useful
                                           Lives
                                   -----------------
     Equipment, furniture and
     fixtures                              5 to 7         $           78,212
     Leasehold improvements                3 to 5                      3,772
                                                            ----------------
                                                                      81,984
     Less: Accumulated
     depreciation                                                   (25,857)
                                                            ----------------
                                                          $           56,127
                                                            ================

     The Company recorded a loss on sale and abandonment of fixed assets of $666,856 for the year ended December 31, 2000 in connection with the closing of facilities in Portland, Maine, New York, New York and Longmont, Colorado.

       4.NOTES PAYABLE

          Notes payable consisted of the following:



     $93,100 note payable, 10.5% interest, $32,823
     due on demand                                           $          32,823
     $270,000 notes payable, 10% interest, $180,285
      due on demand (a)                                                180,285
     $175,000 note payable, 10% interest, $166,707
       due on demand (b)                                               166,707
     $10,000 note payable, 10% interest, due on
     demand (c)                                                         10,000
     Amount due for acquisition                                         31,125
                                                                ---------------
                                                             $         420,940
                                                                ===============

     (a) The holder has the option to convert the note at any time into shares of common stock at 40% of the five day average closing bid price of the common stock on the five days preceding notice of conversion. Due to the beneficial conversion feature in this note, imputed interest of $405,000 was recorded in 1999.

     (b) In October 1999, the Company amended the promissory note to provide that the note is payable upon demand and is convertible into shares of common stock at a discount equal to 40% of the average closing bid price of the common stock on the three days preceding notice of conversion. Due to the beneficial conversion feature in this note, imputed interest of $225,000 has been recorded.

     (c) The Payee of this Note is entitled, at its option, in the event that this Note is not paid within two (2) days of demand, to convert at any time, the principal amount of this Note at a conversion price equal to 75% of the closing bid price of the Common Stock, on the day the notice of conversion is received.

     5. NOTES PAYABLE RELATED PARTIES

              As of December 31, 2000, the Company owed $211,674 to two of its former executive officers and directors and two corporations whose executive staff is related to the Company's CFO. The notes bear interest at 10% and are payable upon demand. The Payees of these Notes are entitled, at their option, in the event that these Notes are not paid within two (2) days of demand, to convert at any time, the principal amount of these Notes at a conversion price equal to 75% of the closing bid price of the Common Stock, on the day the notice of conversion is received.

     6. PAYROLL TAX AND SALES TAX LIABILITIES

          During 2000 and 1999, the Company has not made all of its payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. The Company has filed all required payroll tax returns and is currently negotiating a payment plan with the IRS. As of December 31, 2000, the Company owes approximately $890,000 of delinquent payroll tax liabilities including interest and penalties. The Company's failure to pay its delinquent payroll tax liabilities could result in tax liens being filed by various taxing authorities.

          During 2000, the Company did not make its sales tax deposits with the various sales tax authorities on a timely basis. The Company has filed all required state sales tax returns. As of December 31, 2000, the Company owed approximately $285,000 in current and delinquent sales taxes. The Company's failure to pay its delinquent sales taxes could result in tax liens being filed by various taxing authorities.

     7. STOCKHOLDERS' DEFICIT

          A. Common Stock-The Company is authorized to issue 500,000,000 shares of common stock, $.001 par value per share. In October 1999, the Company entered into a two year consulting agreement with a consultant pursuant to which the consultant will provide the Company with advisory services relating to mergers and acquisitions and strategic alliances in consideration for the issuance of 95,000 shares of common stock.

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

          B. Preferred Stock-The Company is authorized to issue a maximum of 1,500,000 shares of $1,000 par preferred stock, in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Company's board of directors may, from time to time, determine.

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

          If the Company does not have an effective common stock registration 120 days subsequent to the issuance of Series E Preferred Stock, a 2% penalty on the face amount of $1,650,000 accrues for every 30 days without an effective registration statement. As of the year ended December 31, 200 the Company had recorded a charge of $635,471 due to non-compliance with this clause.

          In September 1999, 610 shares of Series E Preferred Stock was converted to 603,130 of the Company's common stock.

          In the year ended December 31, 2000, $103,715 in accrued dividends was recorded for the period such stock was outstanding.

          During the year ended December 31, 2000, the Company has converted 94 shares of the Series E Preferred Stock into 2,984,122 shares of common stock

          Series F Preferred Stock. In February 1999, the Company issued 2,800 shares of Series F Preferred Stock with a stated value of $1,000 per share realizing a net value of $2,800,000. This issuance is in accordance with the asset purchase agreement of Kaire. The preferred stock pays a dividend at 6% per annum and is payable upon conversion into either cash or common stock. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to 95% of the average closing bid price of the common stock for the three trading days immediately preceding the date on which the Company receives notice of conversion from a holder. The Company is permitted at any time, on five days prior written notice, to redeem the outstanding preferred stock at a redemption price equal to the stated value and the accrued dividends thereon.

          In the year ended December 31, 1999, the Company recorded an imputed dividend of $147,368 due to the beneficial conversion features in the Series F Preferred Stock. An additional $167,140 in accrued dividends was recorded for the period such stock was outstanding.

          In November, 2000, the Company has converted 3 shares of the Series F Preferred Stock into 138,318 shares of common stock.

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

          During the year ended December 31, 2000, the Company has converted 6 shares of the Series G Preferred Stock into 279,852 shares of common stock and recorded accrued dividends of $20,942 for the period such stock was outstanding.

          Series H Preferred Stock. In March and April 1999, the Company sold 1,400 shares of Series H Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,201,015. In October 2000, the Company sold an additional 50 shares of Series H Preferred Stock with a stated value of $1,000 per share realizing proceeds of $50,000.The preferred stock pays a dividend at the rate of 8% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 75% of the average closing bid price of the common stock for the three trading days immediately preceding the date on which the Company receives notice of conversion from a holder.

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

          In the year ended December 31, 2000, the Company recorded an imputed dividend of $16,667 due to the beneficial conversion features in the Series H Preferred Stock. An additional $49,686 in accrued dividends was recorded for the period such stock was outstanding.

          During the year ended December 31, 2000, the Company had converted 359 shares of the Series H Preferred Stock into 434,660 shares of common stock.

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

          Series J Preferred Stock. In March 2000, the Company sold 1,000 shares of Series J Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $937,470. The preferred stock pays a dividend at the rate of 10% per annum, payable in cash or stock at the Company's option. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which the Company receives notice of conversion from a holder.

               In the year ended December 31, 2000, the Company recorded an imputed dividend of $428,579 due to the beneficial conversion features in the Series J Preferred Stock. An additional $48,767 in accrued dividends was recorded for the period such stock was outstanding.

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

          In April 1999, the Company issued an aggregate of 295,000, 5 year options, exercisable at $3.50 per share, to the Company's former president, chairman of the board of directors, two directors, and an employee. The options were granted at fair market value, accordingly, no expense has been recognized.

          In connection with a licensing agreement, in February 2000, to the Company's former president, 150,000 of the above options were canceled.

          D. 1 For 40 Reverse Stock Split-On April 6, 1998, the Company effected a 1 for 40 reverse split of its common stock, amending its certificate of incorporation to provide for the authority to issue 50,000,000 shares of $.001 par value common stock.

          E. Conversion of Notes Payable-During 2000, the Company converted $1,219,987 of its promissory notes, plus accrued interest into 3,935,171 shares of common stock.

     8. KAIRE EUROPE, LTD.

          In March 2000, Kaire Europe, Ltd. (a subsidiary of the Company) which had been served an Involuntary Winding Up Order was placed in liquidation. At December 31, 1999, the remaining assets and liabilities were written off, resulting in a $200,000 gain. In December 2000, a loss of $15,000 was recorded due to an adjustment in the prior year's gain.

     9. INCOME TAXES

          The Company accounts for income taxes under the provisions of SFAS
     109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2000, the Company had net deferred tax assets of approximately $5,600,000. The Company has established a valuation allowance for the full amount of such deferred tax assets at December 31, 2000, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

          The following table reflects the Company's deferred tax assets and (liabilities) at December 31, 2000:

                                                    December 31, 2000
                                                   -------------------
     Net operating loss deduction                   $   5,600,000
     Valuation allowance                               (5,600,000)
                                                   -------------------
                                                    $         --
                                                   ===================

          The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income loss before income taxes as follows:


                                                                        For the year Ended
                                                                           December 31,
                                                   -------------------------------------------------------
                                                                2000                           1999
                                                   -------------------------        ----------------------
     Income tax (benefit) computed at
     statutory rate                                 $         (3,500,000)         $         (2,500,000)
     Effect of permanent differences                           3,500,000                       450,000
     Tax benefit not recognized                                  -                           2,150,000
                                                   -------------------------        ----------------------
     Provision for income taxes (benefit)           $            -                $              -
                                                   =========================        ======================


     The net operating loss carryforward at December 31, 2000 was approximately $16,000,000 and expires in the years 2012 to 2020.

     10. COMMITMENTS AND CONTINGENCIES

          A. Leases-The Company leases its Carrollton, Texas office on a month to month basis. Rent expense for the years ended December 31, 2000 and 1999 was $56,000 and $240,000, respectively. In October 1999, the Company consolidated it's operations from Portland, Maine to Longmont, Colorado. The Company is liable for lease payments in Maine until November 2001. In January 2000, the Company assigned a portion of it's Maine obligation to a third party with consent. In December 1999, the Company consolidated it's Corporate headquarters to Longmont, Colorado. In May 2000, the Company consolidated all United States offices to Carrollton, Texas. In March 2001, Global filed for Chapter 7 bankruptcy and no provision has been made for outstanding lease obligations. The Company has no minimum rental commitments for any facility as of December 31, 2000.

      B. Renegotiation of Patent Agreement-In April 1998, the Company renegotiated the terms of its acquisition of the Troy Patent, due to the agreement being in breach because of unpaid minimum royalties. Under the new agreement, royalties are payable at the rate of 3% of the first $2,000,000 of related product sales; 2% of the next $2,000,000 in sales and 1% of sales in excess of $4,000,000. In January 2001 all patent rights were transferred to GLI, Inc.

      C. Litigation- On August 4, 1997 Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against us and National Health Care Centers of America, Inc., our wholly-owned subsidiary. We asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendant's alleged breach of contract in connection with our natural health care center which was located in Boca Raton, Florida. The plaintiff is seeking damages in the amount of approximately $535,000. We agreed to settle such actions for shares of common stock with a fair market value of $325,000, but not less than 125,000 shares of common stock and agreed to register the shares of our common stock. On October 11, 2000, due to our noncompliance with the settlement, a judgement was taken against us in the amount of $325,000 plus interest.

          In Global Health and Ellon, Inc. v. Leslie Kaslof, Ralph Kaslof, and Ellon USA, Inc., pending in the United States District Court for the District of Maine (the "Maine Kaslof Case") claims have been made arising out of the sale of Ellon USA's ("Old Ellon") assets to Global Health's wholly-owned subsidiary, Ellon, Inc. ("New Ellon"). In connection with that sale, Leslie Kaslof and Ralph Kaslof, former shareholders and officers of Old Ellon, entered into employment and consulting agreements with Global Health. Global Health's potential obligation to the Kaslofs under the employment and consulting agreements was approximately $525,000. The complaint in the Maine Kaslof Case seeks a determination that the Kaslofs materially breached their respective obligations under the agreements and that Global Health and New Ellon are excused from further performance thereunder. The complaint includes a breach of fiduciary claim against Ralph Kaslof, as well as a claim to recover approximately $142,000. In a related civil action brought by the Kaslofs and Old Ellon in the United States District Court for the Eastern District of New York (the "New York Kaslof Action") the Kaslofs have alleged breaches of the purchase and sale agreement, the employment and consulting agreements, and other agreements executed in connection with the sale of Old Ellon's assets. The complaint seeks to recover damages in an unspecified amount, but not less than $1,300,000, costs of court, reasonable attorney fees, and interest. We believe that with the Chapter 7 bankruptcy filing of Global Health this case will be dismissed.

         On July 10, 2000, The State of Texas obtained judgment against the Company in the amount of $109,170 for unpaid sales taxes, penalties, interest, and attorney fees. We have entered into a voluntary payment arrangement and have recorded a liability of $114,278 which is included in our financial statements for the year ended December 31, 2000.

          On December 29, 2000, Merrill Corporation obtained judgment against the Company in the amount of $145,497, plus interest. We have recorded a liability of $145,497 which is included in our financial statements for the year ended December 31, 2000.

          In PIC-TV v. Global Health, et al., PIC-TV seeks to recover compensatory damages of not less than $319,656, together with interest and costs of suit, based on the sale of advertising time and sponsorships to Global Health. PIC-TV has received default judgment in its suit against Global Health. Such amount has been accrued in the financial statements.

              D. Major Supplier

         The Company currently buys all of its Pycnogenol, an important component of its products, from one supplier.

     Although there are a limited number of manufacturers of this component, management believes that other suppliers could provide similar components on comparable terms. The Company does not maintain any contractual commitments or similar arrangements with other suppliers.

         The Company purchases its products from manufacturers and suppliers on an as needed basis. Should these relationships terminate, the Company's supply and ability to meet consumer demands would be adversely affected.

     11. Capital Lease Obligations

          The Company has various capital lease obligations which are collateralized by equipment. Interest rates under the agreements are 20.6%, with monthly principal and interest payments ranging from $360 to $2,300.

     12. STOCK OPTION PLANS AND WARRANTS

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

          In August 1997, the Company adopted a stock option plan covering officers, directors, employees and consultants. In August the Company issued 43,750 ten year options under the 1997 Plan, exercisable at fair market value (which was $22.40 per share) to certain of its officers who were former principals of Global. Options to purchase 21,875 shares became exercisable in August 1998, and the remaining 21,875 became exercisable in August 1999.

          In 1998 the Company issued 100,000 warrants to two directors at an exercise price of $1.00, which was equal to the fair market value at the date of grant.

          The following table summarizes the changes in options and warrants outstanding, and the related exercise price for shares of the Company's common stock:



                                                  Options                                              Warrants
                      ----------------------------------------------------------    ------------------------------------------------
                                              Weighted                                                  Weighted
                                              Average                                                   Average
                                              Exercise                                                  Exercise
                             Shares           Price              Exercisable             Shares         Price           Exercisable
                      -----------------  -----------------  --------------------    -------------- ------------------ --------------
     Outstanding at
     December 31,
     1998                   44,100            15.68                44,100               2,563,257            7.30         2,563,257
     Granted               295,000             3.50               295,000                 250,000            3.93           250,000
                      -----------------  -----------------  --------------------    -------------- ------------------ --------------
     Outstanding
     at December 31,
     1999                   339,100           6.01                339,100              2,813,257            7.00         2,813,257
     Granted                   -               -                    -                    138,889            1.44           138,889
     Canceled              (295,000)          3.50               (295,000)                  -                -                -
                      -----------------  -----------------  --------------------    -------------- ------------------ --------------
     Outstanding
     at December 31,
     2000                    44,100          15.68                 44,100              2,952,146            6.74         2,952,146
                      =================  =================  ====================    ============== ================== ==============




                                              Options              Warrants
                                         -------------------  ------------------
     Weighted Average fair value of
     options and warrants granted
     during 1999                              1.79                 1.90
     Weighted Average fair value of
     options and warrants granted
     during 2000                              None                 1.44

                   The following table summarizes information about exercisable stock options and warrants at December 31, 2000:


                                                  Number           Remaining          Average                            Average
                           Range of             Outstandin        Contractual        Exercise           Number          Exercise
                        Exercise Price              g                 Life             Price         Exercisable          Price
                 -----------------------------------------------------------------------------------------------------------------
        Options:           $1.00 - 101.20             44,100          1- 7               $15.68             44,100          $15.68
        Warrants:          $1.00 - 113.75          2,952,146          0- 5                $6.74          2,952,146           $6.74

          In fiscal 1997, the Company adopted the disclosure provisions of SFAS
     123. For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the year ended 1999: annual dividends of $0; expected volatility of 50%; risk free interest rate of 7% and expected life of 10 years. The weighted average fair value of stock options granted during the year ended 1999 was $1.79. If the Company had recognized compensation cost of stock options in accordance with SFAS 123, the Company's pro forma loss and net loss per share would have been as follows:




                                                                                         Year ended
                                                                                        December 31,
                                                                                            1999
                                                                               --------------------------
     Net loss to common stockholders:
        As reported                                                       $                   (8,795,880)
        Pro forma                                                         $                   (8,925,006)
     Loss from continuing operations:
        As reported                                                       $                   (9,300,473)
        Pro forma                                                         $                   (9,429,599)
     Net loss per share to common stockholders:
       Basic
         As reported                                                      $                        (1.22)
         Pro Forma                                                        $                        (1.24)
     Net loss per share to common stockholders continuing operations:
       Basic
         As reported                                                      $                        (1.29)
       Pro Forma                                                          $                        (1.30)

     13. FORGIVENESS OF DEBT

          During the year ended December 31, 2000 the Company realized a gain of approximately $2,148,000 due to the filing of Chapter 7 bankruptcy by Global and its various wholly owned subsidiaries.

     14. RELATED PARTY TRANSACTIONS

          The Company has paid legal fees to a law firm, whose member is a former director of the Company. Fees of approximately $0 and $79,000 were paid in the year's ended December 31, 2000 and 1999, respectively.

          The Company as of December 31, 1999 owed $45,000 to its chief financial officer and $37,360 to its chief executive officer of the Company, both in connection with liabilities assumed in connection with the Kaire acquisition. In 2000, the $45,000 was assigned to a third party, and an additional $68,800 was recorded for the chief executive officer for business expenses.

     15. FOREIGN SALES

          Since the acquisition of Kaire and its foreign subsidiaries in February 1999, the Company has substantially increased its international presence both in sales and long-lived assets. The Company's sales and long-lived assets by country as of December 31, 2000 is as follows:

                                                United          Australia and           Other
                                                States           New Zealand        Subsidiaries     Consolidated
                                              ----------        -------------      -------------     ------------
     Sales to unaffiliated customers          $6,860,235         $1,369,794           $90,076        $8,320,105

     Long-lived assets at   December 31,
        2000                                     $37,413            $18,714             $-0-           $56,127

     16. ACQUISITIONS

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

          The acquisition was recorded using the purchase method of accounting, by which assets are valued at fair value on the date of acquisition. The following table summarized the acquisition:

     Purchase price including acquisition costs                    $5,347,513
     Liabilities assumed                                            4,205,012
     Fair value of assets acquired                                 (2,546,070)
                                                                    ---------
     Goodwill and customer list                                    $7,006,455
                                                                    =========

          The Goodwill acquired is approximately $772,000 and the customer list acquired is approximately $6,948,000. Both intangible assets were written off in entirety at December 2000. Management having determined that goodwill and the value of the customer list no longer existed with the decline in sales of 70% since acquisition.

     17. FOURTH QUARTER ADJUSTMENTS

             Fourth quarter adjustments include the following:

                               Write-down of patents               $ 1,586,000
                               Write-off of customer lists         $ 6,630,000
                               Write-off of goodwill               $   786,000
                               Write-off of inventory              $   103,000

     18. SUBSEQUENT EVENTS

          In January 2001, the Company entered into a joint venture with Lexxus International and formed a new majority owned subsidiary, Lexxus International, Inc., a Delaware Corp. Lexxus International, Inc. holds the exclusive rights to distribute a patent pending topical feminine viagra known as Viacreme. The Company distributes it's line of products through network marketing channels.

          In January 2001, the Company granted 6,500,000 stock options to employees and consultants. The options have an exercise price of $0.011. The options vest over eighteen months and expire in January 2006 or 90 days after termination of employment.

          In January 2001, the Company increased the number of authorized shares of common stock to 500,000,000. The increase in authorized shares was required for the Company to fulfill its obligations with regards to convertible debt securities.