Form 10QSB
period 2001-03-31
NATURAL HEALTH TRENDS CORP
filed 2001-05-29
CIK 912061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

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

                         5605 N. MacArthur Boulevard, 11 Floor
                               Irving, Texas 75038
               (Address of Principal Executive Office) (Zip Code)

                                 (972) 819-2035
                 (Issuer's telephone number including area code)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                                        No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of March 31, 2000 was 49,440,319 shares.

                           NATURAL HEALTH TRENDS CORP.


                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Consolidated  Balance  Sheet as of March 31, 2001
           (unaudited)                                                       1

           Consolidated  Statements of Operations (unaudited)
           for the Three months ended March 31, 2001 and 2000                2

           Consolidated  Statements of Cash Flows (unaudited)
           for the Three months ended March 31, 2001 and 2000                3

           Notes to the financial statements                                 4

  Item 2.  Management's discussion and analysis or plan of
           operations                                                       5-8

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                 8

  Item 2   Changes in Securities and Use of Proceeds                         8

  Item 3   Defaults Upon Senior Securities                                   8

  Item 4   Submission of Matters to a Vote of Security Holders               9

  Item 5   Other Information                                                 9


PART III - OTHER

  Item 6.  Exhibits and Reports on Form 8-K                                  9

Signature                                                                   10

                           NATURAL HEALTH TRENDS CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                 March 31,
                                                                    2001
                                                                -----------
                                        ASSETS

Current Assets:
 Cash                                                          $   528,987
 Restricted Cash                                                    66,944
 Account Receivables                                                46,528
 Inventory                                                         342,887
 Prepaid expenses and other current assets                           8,968
                                                                -----------
     Total Current Assets                                          994,313

Property and Equipment, net                                         39,418
Long term Prepaids                                                  21,839
Deposits and Other Assets                                           12,800
                                                                -----------

     Total Assets                                              $ 1,068,370
                                                                ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Checks written in excess of deposits                          $   393,169
 Accounts Payable                                                3,446,950
 Accrued Expenses                                                1,043,896
 Accrued Bonus Payable                                             164,250
 Accrued Payroll Payable                                           821,568
 Notes Payable                                                     455,940
 Notes Payable related parties                                     195,987
 Current portion of long term debt                                  44,111
 Deferred Revenue                                                   66,413
                                                                ------------
     Total Current Liabilities                                   6,632,283
                                                                ------------

Capital Lease Obligations, net of current portion                    2,479
                                                                ------------
     Total Liabilities                                           6,634,762
                                                                ------------
Stockholders' Deficit:
 Preferred Stock                                                 5,343,509
 Common Stock                                                       49,440
 Additional Paid in Capital                                     24,238,782
 Accumulated Deficit                                           (35,197,677)
 Cumulative Currency translation adjustment                           (445)
                                                                ------------
     Total Stockholders' Deficit                                (5,566,392)
                                                                ------------

     Total Liabilities and Stockholders' Deficit               $ 1,068,370
                                                                ============


                See Notes to Consolidated Financial Statements.
                                        1

                          NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 Three Months Ended March 31,
                                                    2001            2000
                                                 ----------      -----------
Revenues                                        $ 3,185,848     $ 3,186,218
Cost of Sales                                       639,277         682,197
                                                 ----------      -----------

Gross Profit                                      2,546,571       2,504,021
Distributor commissions                           1,666,894       1,295,905
Selling, general and administrative expenses        743,655       1,234,110
                                                 ----------      -----------
Operating income (loss)                             136,022         (25,994)

Gain (loss) on foreign exchange                         (44)          2,641
Other (expense)                                      (2,980)         26,149
Interest (net)                                      (12,416)         (6,914)
                                                 ----------      -----------
Net income (loss)                                   120,581          (4,118)

Preferred stock dividends                           106,043         625,103
                                                 ----------      -----------

Net income (loss) to common shareholders        $    14,538     $  (629,221)
                                                 ==========      ===========

Basic income (loss) per common share            $      0.00     $     (0.08)
                                                 ==========      ===========

Basic weighted common shares used                27,804,656       8,220,350
                                                 ==========      ===========

Diluted income (loss) per common share          $      0.00     $     (0.00)
                                                 ==========      ===========

Diluted weighted common shares used             585,278,183       8,220,350
                                                ===========      ===========




                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2001           2000
                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  120,581      $  (4,118)

 Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
 Depreciation and amortization                            37,631         85,346
 Issuance of common stock in settlement of interest       36,758             46
Changes in assets and liabilities
 (Increase) decrease in accounts receivable                5,240       (428,607)
 Increase in inventories                                (145,818)      (269,915)
 (Increase) decrease in prepaid expenses                 (13,215)        50,834
 (Increase) decrease in deposits and other assets         74,239        (75,949)
 Increase (decrease) in accounts payable                 400,183        (47,439)
 Increase in accrued expenses                            431,630        331,833
 Decrease in deferred revenue                            (53,001)      (527,831)
 Increase (decrease) in other current liabilities       (284,875)        59,848
                                                       ----------     ----------
    Total Adjustments                                    488,773       (821,834)
                                                       ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      609,354       (825,952)
                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (19,490)          -
 Decrease in cash overdraft                             (206,999)          -
 Decrease in restricted cash                               5,890         32,838
                                                       ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                   (220,599)        32,838
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from preferred stock                              -           937,500
 Proceeds from notes payable and long-term debt           50,000         36,566
 Payments of notes payable and long-term debt            (18,187)      (339,521)
                                                       ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 31,813        634,545
                                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH                          420,568       (158,569)

CASH, BEGINNING OF PERIOD                                108,419        434,063
                                                       ----------     ----------

CASH, END OF PERIOD                                   $  528,987      $ 275,494
                                                       ==========     ==========




                 See Notes to Consolidated Financial Statements.
                                        3

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Natural Health Trends Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2000.

         The Company had a working capital deficiency of approximately $5,638,000 for the quarter ended March 31, 2000 and $5,865,000 for the year ended December 31, 2000, and we recorded a net loss of approximately $11,947,000 for the year ended December 31, 2000 that raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

2. During the first quarter of 2001, the Company received notice of conversion on of Series E, F, G, and H Preferred Stock. The Company issued 33,478,350 shares of common stock in settlement of the shares of Preferred Stock and the accrued dividends thereon. The following table sets forth the conversions and the stock price thereof as of the date of conversion.

Preferred       Conversion Date      Preferred Stock    Common stock
stock Series                          Face Value      conversion price
converted
    E             4-Jan-01             5,236             .01005
    E            18-Jan-01             3,898              .0075
    E            22-Jan-01             3,974             .00765
    E            23-Jan-01             5,452              .0105
    E            24-Jan-01             7,476              .0144
    E             8-Feb-01             6,990              .0129
    E            17-Feb-01            12,856             .01194
    E            25-Mar-01            23,008            .010965
    E            12-Mar-01             5,800             .01125
    F            17-Feb-01           172,118             .02359
    F            25-Mar-01            30,000               .019
    G            17-Jan-01            16,000              .0095
    G            27-Feb-01            13,000             .01425
    G            26-Feb-01            21,000              .0114
    G            25-Mar-01            14,400              .0114
    G            31-Mar-01            17,000             .01235
    H             5-Feb-01            19,132              .0125
    H            31-Mar-01            31,561             .01000

Item 2.Management's Discussion and Analysis or Plan of Operations

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

Overview

         Prior to August 1997, the Company's operations consisted of the operations of Natural Health Care Centers, and vocational schools. Upon the acquisition of Global Health Alternatives, Inc. ("GHA") on July 23, 1997, the Company commenced marketing and distributing a line of natural, over-the-counter homeopathic pharmaceutical products. In February 1999, the Company acquired the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. The Company discontinued the operations of the natural health care centers during the third quarter of 1997 and sold the vocational schools in August 1998. During the fourth quarter of 1999, the Company ceased GHA activity and in March 2001 filed for Chapter 7 Bankruptcy in U.S. Federal Court, North Dallas. In January 2001 we launched Lexxus International, Inc., a majority owned subsidiary and commenced marketing and distributing a line of woman's topical cream that assists in sexual stimulation.

Three Months Ended March 31, 2001 Compared To The Three Months Ended March 31, 2000.

         Net Sales. Net sales were approximately $3,186,000 for the three months ended March 31, 2001 and March 31, 2000. Sales for eKaire.com and Kaire Nutraceuticals declined approximately $1,800,000 which was offset by sales of Lexxus International of approximately $1,800,000.

         Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2001 was approximately $639,000 or 20.1% of net sales. Cost of goods sold for the three months ended March 31, 2000 was approximately $682,000 or 21.4% of net sales. The total cost of goods sold decreased by approximately $43,000 or 6.3% due to lower costs associated with the Lexxus product line.

         Gross Profit. Gross profit increased from approximately $2,504,000 in the three months ended March 31, 2000 to approximately $2,547,000 in the three months ended March 31, 2001. The increase was approximately $43,000 or 1.7%. The increase was attributable to higher sales volume in our Lexxus subsidiary and its lower cost of goods sold.

         Commissions. Associate commissions were approximately $1,667,000 or 52.3% of net sales in the three months ended March 31, 2001 compared to approximately $1,296,000 or 40.7% of net sales for the three months ended March 31, 2000. This increase is attributable to the Lexxus compensation plan.

          Selling, General and Administrative Expenses. Selling, general and administrative costs decreased from approximately $1,234,000 or 38.7% of sales in the three months ended March 31, 2000 to approximately $744,000 or 23.3% of sales in the three months ended March 31, 2001, a decrease of approximately $490,000 or 39.7%. The decrease is due primarily to eKaire's reduction of expenses and Lexxus sharing overhead in its start-up phase.

         Income (loss)from Operations. Operating income increased from a loss of approximately $26,000 in the three months ended March 31, 2000 to operating income of approximately $136,000 in the three months ended March 31, 2001.

         Gain (Loss) on Foreign Exchange. The Company operates KNI's subsidiaries in Australia, New Zealand, Trinidad and Tobago. During the three months ended March 31, 2001, the net loss on foreign exchange adjustments was approximately $44 compared to a net gain of approximately $3,000 in the three months ended March 31, 2000.

         Other Expenses. Other expenses of approximately $19,000 or 0.6% of sales in the three months ended March 31, 2000 decreased to income of approximately $15,000 or 0.5% of sales in the three months ended March 31, 2001, a change of approximately $34,000.

         Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits were not recognized in the three months ended March 31, 2001 or the three months ended March 31, 2000 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carryforwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

         Net Income (Loss). Net income from operations was approximately $121,000 in the three months ended March 31, 2001 or 3.8% of net sales as compared to a loss of approximately $4,000 or .1% of net sales in the three months ended March 31, 2000.

Liquidity and Capital Resources:

  We have funded our working capital and capital expenditure requirements primarily from cash provided through borrowings from institutions and individuals, and from the sale of our securities in private placements. Our other ongoing source of cash receipts has been from the sale of eKaire.com and Lexxus products.

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

     In March and April 1999, we issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In the first quarter of 2001, 50,693 shares of Series H Preferred Stock were converted into 5,425,292 shares of the Company's common stock.

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

     During 2000, the Company has not made its payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. The Company has filed all required payroll tax returns and is currently negotiating a payment plan with the IRS. As of March 31, 2001, the Company owes approximately $816,000 of delinquent payroll tax liabilities including interest and penalties. The Company's failure to pay its delinquent payroll tax liabilities could result in tax liens being filed by various taxing authorities.

     During 1999 and 2000, the Company did not make its sales tax deposits with the various sales tax authorities on a timely basis. The Company has filed all required sales tax returns. As of March 31, 2001, the Company owed approximately $287,000 in current and delinquent sales taxes which is included in other current liabilities. The Company's failure to pay its delinquent sales taxes could result in tax liens being filed by various taxing authorities.

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

     At March 31, 2001, our ratio of current assets to current liabilities was .15 to 1.0 and we had a working capital deficit of approximately $5,638,000.

     Cash provided by operations for the three months ended March 31, 2001 was approximately $609,000. Cash used in investing activities during the period was approximately $221,000, which primarily relates to the decrease of our cash overdraft at eKaire. Cash provided by financing activities during the period was approximately $32,000, primarily from a private borrowing of approximately $50,000 and partially offset by the repayment of certain notes payable of approximately $18,000. Total cash increased by approximately $421,000 during the period.

         Our independent auditors' report on our consolidated financial statements stated as of December 31, 2000 due to net losses and a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern. The Company requires additional financing to continue operations of which there can be no assurance. Management has revised its business plan of marketing development and support for Global Health's products, licensing rights to sell its products. We believe that the Company will require approximately $500,000, primarily to finance operations for the next 12 months assuming that we do not have to satisfy certain existing obligations. The Company intends to raise such additional financing through additional debt and equity financings, of which there can be no assurance and for which there are no commitments or definitive agreements. We have filed for Chapter 7 Bankruptcy on behalf of Global
Health. There can be no assurance that we will be able to achieve satisfactory settlements with our creditors or secure such additional financing. The failure of Natural Health Trends to achieve satisfactory settlements with our creditors and secure additional financing would have a material adverse effect on our business, prospects, financial conditions and results of operations and we may have to curtail or cease operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         The Company received 16 notices of conversion on its Series E Preferred Stock during the three months ended March 31, 2001 and redeemed $74,690, face value in exchange for 7,370,616 shares of the Company's common stock.

         The Company received 5 notices of conversion on its Series F Preferred Stock during the three months ended March 31, 2001 and redeemed $202,118, face value in exchange for 11,124,011 shares of its common stock.

         The Company received 10 notices of conversion on its Series G Preferred Stock during the three months ended March 31, 2001 and redeemed $81,400, face value in exchange for 7,932,056 shares of its common stock.

         The Company received 2 notices of conversion on its Series H Preferred Stock during the three months ended March 31, 2001 and redeemed $50,693, face value in exchange for 5,425,292 shares of its common stock.

         The Company increased the number of authorized shares to 500,000,000 common stock, par $.001, in January 2001 by a majority vote of the Board of Directors in order to meet it's obligations with respect to convertible securities.

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



                                                     NATURAL HEALTH TRENDS CORP.





                                           By:/s/Mark D. Woodburn
                                             -----------------------
                                             Mark D. Woodburn
                                             President



                                           By:/s/Robin T. Phelan-Tuggle
                                             -----------------------
                                             Robin T. Phelan-Tuggle
                                             Secretary

Date:   May 29, 2001