Form 10QSB
period 2001-06-30
NATURAL HEALTH TRENDS CORP
filed 2001-08-20
CIK 912061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

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

               Yes   X                                        No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of July 22, 2001 was 173,623,724 shares.

                           NATURAL HEALTH TRENDS CORP.

                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Consolidated  Balance  Sheet as of June 30, 2001
           (unaudited)                                                       1

           Consolidated  Statements of Operations (unaudited)
           for the Six months and Three months ended June 30,
             2001 and 2000                                                   2

           Consolidated  Statements of Cash Flows (unaudited)
           for the Six months ended June 30, 2001 and 2000                   3

           Notes to the financial statements                                4-6

  Item 2.  Management's discussion and analysis or plan of
           operations                                                       6-9

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                 9

  Item 2   Changes in Securities and Use of Proceeds                        9-10

  Item 3   Defaults Upon Senior Securities                                  10

  Item 4   Submission of Matters to a Vote of Security Holders              10

  Item 5   Other Information                                                10


PART III - OTHER

  Item 6.  Exhibits and Reports on Form 8-K                                 10

Signature                                                                   11

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                    June 30,
                                                                      2001
                                                              ------------------
                                        ASSETS
Current Assets:
       Cash                                                          $1,481,285
       Restricted cash                                                  66, 784
       Account receivables                                              873,816
       Inventories                                                      503,806
       Prepaid expenses and other current assets                         51,377
                                                              ------------------
                Total Current Assets                                  2,977,068

       Property and Equipment, net                                       54,899
       Deposits and Other Assets                                        134,127
                                                              ------------------
                Total Assets                                  $       3,166,094
                                                              ==================

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
       Checks written in excess of deposits                   $         525,416
       Accounts payable                                               1,386,205
       Reserve for contingent liability                               3,110,023
       Accrued expenses                                                 678,436
       Accrued bonus payable                                            526,829
       Accrued payroll payable                                          338,674
       Notes payable                                                    286,274
       Notes payable related parties                                    148,274
       Deferred revenue                                                  39,354
                                                              ------------------
                Total Current Liabilities                             7,039,485
                                                              ------------------
Stockholders' Deficit:
       Preferred stock                                                3,319,877
       Common stock                                                     144,355
       Additional paid-in capital                                    26,731,832
       Accumulated deficit                                          (34,069,455)
                                                              ------------------
                Total Stockholders' Deficit                          (3,873,391)
                                                              ------------------
       Total Liabilities and Stockholders' Deficit            $       3,166,094
                                                              ==================





                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                            2001               2000            2001             2000
                                                        --------------     -------------  ---------------    ------------
Revenues                                              $     9,824,203    $    1,768,454 $     13,010,051   $   4,954,672

Cost of Sales                                               2,769,023           463,854        3,408,300       1,146,051
                                                        --------------     -------------  ---------------    ------------
Gross Profit                                                7,055,180         1,304,600        9,601,751       3,808,621

Distributor commissions                                     4,786,743           823,313        6,453,637       2,119,218

Selling, general and administrative expenses                1,050,000         1,325,529        1,793,655       2,559,639
                                                        --------------     -------------  ---------------    ------------
Operating income (loss)                                     1,218,437          (844,242)       1,354,459        (870,236)

Minority interest in loss of subsidiary                             -            64,536                -          64,536
Gain (Loss) on foreign exchange                                  (200)          (19,086)            (244)        (16,445)
Other (expense) income                                         37,989           (26,149)          35,009               -
Interest (net)                                                 (3,118)          (11,286)         (15,534)        (18,200)
                                                        --------------     -------------  ---------------    ------------
  Net income (loss) from continuing operations              1,253,108          (836,227)       1,373,690        (840,345)

Discontinued Operations:
Loss from discontinued operations                                   -            (4,822)               -          (4,822)
                                                        --------------     -------------  ---------------    ------------
  Net income (loss)                                         1,253,108          (841,049)       1,373,690        (845,167)

Preferred stock dividends                                     124,886          (624,899)         230,929             204
                                                        --------------     -------------  ---------------    ------------
Net income (loss) to common shareholders              $     1,128,222    $     (216,150) $     1,142,761   $    (845,371)
                                                        ==============     =============  ===============    ============
Basic income (loss) per common share                  $          0.04    $        (0.02) $          0.04   $       (0.10)
                                                        ==============     =============  ===============    ============
Basic weighted common shares used                          59,245,565         8,754,116       29,622,783       8,754,116
                                                        ==============     =============  ===============    ============
Diluted income (loss) per common share                $          0.01    $        (0.02) $          0.01   $       (0.10)
                                                        ==============     =============  ===============    ============
Diluted weighted common shares used                       190,126,367         8,754,116      160,408,421       8,754,116
                                                        ==============     =============  ===============    ============




                 See Notes to Consolidated Financial Statements.
                                        2

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                           Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                          2001           2000
                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   1,373,690    $  (845,167)
                                                     --------------  -----------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
 Depreciation and amortization                            39,589        261,871
 Issuance of common stock in settlement of
    interest                                                   -         78,565
     Changes in assets and liabilities
  Increase in accounts receivable                       (822,048)      (207,732)
 (Increase) decrease in inventories                     (306,737)       258,834
  Increase in prepaid expenses                           (33,785)        (9,678)
 (Increase) decrease in deposits and other assets         52,912        (42,744)
  Increase in accounts payable, cash overdraft
    and reserve for contingent liability               1,374,709        287,052
  Increase (decrease) in accrued expenses                (54,196)       381,434
  Decrease in deferred compensation                            -         55,964
  Decrease in deferred revenue                           (80,061)      (527,831)
  Decrease in other current liabilities                 (331,195)       (31,410)
                                                     --------------  -----------
    Total Adjustments                                     49,052        506,718
                                                     --------------  -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    1,324,639       (338,449)
                                                     --------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (24,635)             -
 Proceeds from sale of fixed assets                            -             10
 Business acquisitions, net of cash acquired                   -       (208,203)
 Decrease in restricted cash                               6,050         86,181
                                                     --------------  -----------
NET CASH USED IN INVESTING ACTIVITIES                    (18,586)      (122,012)
                                                     --------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from preferred stock                            50,000      1,000,000
 Proceeds from notes payable and long-term debt           50,000         39,701
 Payments of notes payable and long-term debt            (33,187)      (235,493)
 Redemption of preferred stock                                 -       (359,153)
                                                     --------------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 66,813        445,055
                                                     --------------   ----------
NET INCREASE (DECREASE) IN CASH                        1,372,866        (15,406)

CASH, BEGINNING OF PERIOD                                108,419        434,063
                                                     --------------   ----------

CASH, END OF PERIOD                                $   1,481,285    $   418,657
                                                     ==============   ==========




                 See notes to consolidated financial statements.
                                        3

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Natural Health Trends Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2000.

     The Company had a working capital deficiency of approximately $4,062,000 at June 30, 2001 and $5,865,000 at December 31, 2000. We recorded a net loss of approximately $11,947,000 for the year ended December 31, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to generate profits from operations. While we are unable to predict profitability and can make no assurances, we believe we will generate sufficient profits to ease our dependency on debt and equity financing in the foreseeable future.


2    FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position or operations.

3. During the first six months of 2001, the Company received notice of conversion on 2,482,533 shares of Series E, F, G, and H Preferred Stock. The Company issued 103,458,541 shares of common stock in settlement of the shares of Preferred Stock and the accrued dividends thereon. The following table sets forth the conversions and the stock price thereof as of the date of conversion.


      Preferred stock                          Preferred   Common stock
       Series                  Conversion      stock face   Conversion
      Converted                   Date           value       price

         E                       4-Jan-01        5,236       .01005
         E                      18-Jan-01        3,898        .0075
         E                      22-Jan-01        3,974       .00765
         E                      23-Jan-01        5,452        .0105
         E                      24-Jan-01        7,476        .0144
         E                       8-Feb-01        6,990        .0129
         E                      17-Feb-01       12,856       .01194
         E                      25-Mar-01       23,008      .010965
         E                      12-Mar-01        5,800       .01125
         F                      17-Feb-01      172,118       .02359
         F                      25-Mar-01       30,000         .019
         G                      17-Jan-01       16,000        .0095
         G                      27-Feb-01       13,000       .01425
         G                      26-Feb-01       21,000        .0114
         G                      25-Mar-01       14,400        .0114
         G                      31-Mar-01       17,000       .01235
         H                       5-Feb-01       19,132        .0125
         H                      31-Mar-01       31,561        .0100
         H                       4-Apr-01       30,000        .0105
         H                       5-Apr-01       13,300        .0125
         G                       5-Apr-01       33,000        .0133
         F                       5-Apr-01       25,000        .0133
         E                       6-Apr-01        7,846        .0153
         F                       6-Apr-01       15,000        .0133
         H                      11-Apr-01       52,749        .0185
         E                      11-Apr-01      153,886        .0336
         E                      21-Apr-01      290,982      .038775
         H                      21-Apr-01      150,000        .0453
         F                      21-Apr-01       60,000       .02337
         H                       1-May-01       67,799        .0418
         F                      13-May-01       60,000      .055125
         E                       7-May-01      246,939        .0665
         G                       5-Jun-01      229,800       .02375
         F                       5-Jun-01      495,000         .052
         F                      25-Jun-01      142,330       .01463

4. We sold 100% of our stock in Kaire Nutraceuticals, Inc. to a South African firm in June 2001. The agreement includes an earn out over five years with a minimum of $50,000 per year. We have fully reserved any gain that may have been recognized for contingent liabilities associated with the sale.

5.   In April 2000, we issued an additional $50,000 of Series H Preferred Stock.

6. In April 2001, we issued a promissory note for $50,000, due on demand bearing interest at 10% per annum

7. We issued 3,000,000 shares of common stock in connection with the Founder's Agreement in April 2001, in the start-up phase of Lexxus International. In connection with this agreement, we will issue up to an additional 7,000,000 shares of common stock to the founding partners of Lexxus International, Inc.

8. In April 2001 we issued 200,000 shares of common stock to an individual for lending us $50,000.

9. The Company increased the number of authorized shares to 500,000,000 common stock, par $.001, in January 2001 by a majority vote of the Board of Directors in order to meet it's obligations with respect to convertible securities.

10. We issued 500,000 shares of common stock to certain management employee's of our subsidiaries in April 2001 and recorded $7,240 of compensation expense.

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

Overview

     In February 1999, the Company acquired the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. During 1999, the Company ceased operations of Global Health Alternatives ("GHA") and in March 2001 filed for Chapter 7 Bankruptcy protection in U.S. Federal Court, North Dallas. In January 2001 we launched Lexxus International, Inc., a majority owned subsidiary and commenced marketing and distributing a line of woman's topical cream that assists in sexual stimulation.

     We sold 100% of our stock in Kaire Nutraceuticals, Inc. to a South African firm in June 2001. The agreement includes an earn out over five years with a minimum of $50,000 per year. We have fully reserved any gain that may have been recognized for contingent liabilities associated with the sale.

Six Months Ended June 30, 2001 Compared To The Six Months Ended June 30, 2000.

     Net Sales. Net sales were approximately $13,010,000 and $4,955,000 for the six months ended June 30, 2001 and June 30, 2000 respectively; an increase of $8,055,000 or 162.6%. Sales for eKaire.com declined approximately $2,461,000 which was offset by sales of Lexxus International of approximately $10,516,000.

     Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2001 was approximately $3,408,000 or 26.2% of net sales. Cost of goods sold for the six months ended June 30, 2000 was approximately $1,146,000 or 23.1% of net sales. The total cost of goods sold increased by approximately $2,262,000 or 197.4% due to increased costs associated with the packaging of the Lexxus product line.

     Gross Profit. Gross profit increased from approximately $3,809,000 in the six months ended June 30, 2000 to approximately $9,602,000 in the six months ended June 30, 2001. The increase was approximately $5,793,000 or 152.1%. The increase was attributable to higher sales volume in our Lexxus subsidiary.

     Commissions. Associate commissions were approximately $6,454,000 or 49.6% of net sales in the six months ended June 30, 2001 compared to approximately $2,119,000 or 42.8% of net sales for the six months ended June 30, 2000. This increase is attributable to the higher payout percentage associated with the Lexxus compensation plan.

     Selling, General and Administrative Expenses. Selling, general and administrative costs decreased from approximately $2,560,000 or 51.7% of sales in the six months ended June 30, 2000 to approximately $1,794,000 or 13.8% of sales in the six months ended June 30, 2001, a decrease of approximately $766,000 or 29.9%. The decrease is due primarily to eKaire's reduction of expenses and Lexxus sharing overhead in its start-up phase.

     Income (loss)from Operations. Operating income (loss) decreased from a loss of approximately $870,000 in the six months ended June 30, 2000 to operating income of approximately $1,354,000 in the six months ended June 30, 2001 representing a 255.6% increase in operating income comparable periods.

     Gain (Loss) on Foreign Exchange. The Company operates subsidiaries in Australia and New Zealand. During the six months ended June 30, 2001, the net loss on foreign exchange adjustments was $244 compared to a net loss of approximately $16,000 in the six months ended June 30, 2000.

     Other Income (expenses). Other expenses of approximately $18,000 or 0.4% of sales in the six months ended June 30, 2000 decreased to other income of approximately $19,000 or 0.1% of sales in the six months ended June 30, 2001, a change of approximately $38,000. This increase is due primarily to an decrease in interest bearing liabilities and an increase in interest bearing assets.

     Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the six months ended June 30, 2001 or the six months ended June 30, 2000 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carryforwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     Net Income (Loss). Net income from continuing operations was approximately $1,374,000 in the six months ended June 30, 2001 or 10.6% of net sales as compared to a loss of approximately $840,000 or 17.0% of net sales in the six months ended June 30, 2000.

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

     In August 1998, we issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $210,500. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In September 1999, $610,000 of face amount of Series E Preferred Stock was converted into 603,130 shares of common stock. During the first six months of 2001, $774,343 of face amount Series E Preferred Stock was converted into 28,456,082 shares of common stock.

     In March and April 1999, we issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In the first six months of 2001, $364,542 of face amount of Series H Preferred Stock were converted into 14,403,722 shares of the Company's common stock. In April 2001, we issued an additional $50,000 of Series H Preferred Stock.

     During the Six months ended June 30, 2001 we converted $999,448 shares of Series F Preferred stock into 40,893,970 shares of the Company's common stock.

     During the Six months ended June 30, 2001 we converted $344,200 shares of Series G Preferred stock into 15,732,164 shares of the Company's common stock. These transactions fully retired the Series G Preferred Stock.

     In June 1999, we borrowed $100,000 from Domain Investments, Inc. The loan bears interest at 10% per annum and is payable on demand. The note is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion. This note has been fully satisfied through conversion to common stock during the six months ended June 30, 2001.

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

     In October 1999, we borrowed $100,000 from Domain Investments, Inc. The loan bears interest at 10% per annum and is payable on demand. The note is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion. This note has been fully satisfied through conversion to common stock during the six months ended June 30, 2001.

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

     In February 2001 we borrowed $50,000 from an individual. The loan bears interest at 12% interest per annum and was due in April. We have received an extension on repayment until September 2001.

     At June 30, 2001, our ratio of current assets to current liabilities was .42 to 1.0 and we had a working capital deficit of approximately $4,062,000.

     Cash provided by operations for the six months ended June 30, 2001 was approximately $1,325,000 primarily related to operating profits. Cash used in investing activities during the period was approximately $19,000, which primarily relates to the increase of in fixed assets associated with our Lexxus subsidiary. Cash provided by financing activities during the period was approximately $66,000, primarily from a private borrowing of approximately $50,000 and proceeds from Series H Preferred stock issued and partially offset by the repayment of certain notes payable of approximately $33,000. Total cash increased by approximately $1,373,000 during the period.

     Our independent auditors' report on our consolidated financial statements stated as of December 31, 2000 due to net losses and a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern. Our subsidiary, Global Health Alternatives filed for Chapter 7 Bankruptcy protection and received a discharge of all debt in the second quarter of 2001. While there can be no assurances, management believes that the profitability achieved during the six months ended June 30, 2001 will continue for the foreseeable future.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

     The Company received 26 notices of conversion on its Series E Preferred Stock during the six months ended June 30, 2001 and redeemed $774,343, face value in exchange for 28,456,082 shares of the Company's common stock.

     The Company received 16 notices of conversion on its Series F Preferred Stock during the six months ended June 30, 2001 and redeemed $999,448, face value in exchange for 40,893,970 shares of its common stock.

     The Company received 14 notices of conversion on its Series G Preferred Stock during the six months ended June 30, 2001 and redeemed $344,200, face value in exchange for 15,732,164 shares of its common stock.

     The Company received 7 notices of conversion on its Series H Preferred Stock during the six months ended June 30, 2001 and redeemed $136,771, face value in exchange for 10,067,590 shares of its common stock. In addition, we issued 200,000 shares of common stock as consideration for the $50,000 of face value Series H Preferred Stock issued in April 2001.

     We issued 3,000,000 shares of common stock in connection with the Founder's Agreement in April 2001, in the start-up phase of Lexxus International. In connection with this agreement, we will issue up to an additional 7,000,000 shares of common stock to the founding partners of Lexxus International, Inc.

     In April 2001 we issued 200,000 shares of common stock to an individual for lending us $50,000. (See Liquidity and Capital Resources).

     We issued 500,000 shares of common stock to certain management employees in April 2001.

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



                                                     NATURAL HEALTH TRENDS CORP.

                                                    By: /s/ Mark D. Woodburn
                                                         -----------------------
                                                            Mark D. Woodburn
                                                            President



Date:   August 12, 2001