Form 10QSB/A
period 2001-06-30
NATURAL HEALTH TRENDS CORP
filed 2001-09-06
CIK 912061

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
                                                        ==============     =============  ===============    ============




                 See Notes to Consolidated Financial Statements.
                                        2

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                                           Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                          2001           2000
                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   1,373,690    $  (845,167)
                                                     --------------  -----------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
 Depreciation and amortization                            39,589        261,871
 Loss on disposal of fixed asset                               -         78,565
 Issuance of common stock in settlement of
    notes payable and accrued interest                    61,758          2,393
     Changes in assets and liabilities
  Increase in accounts receivable                       (822,048)      (207,732)
 (Increase) decrease in inventories                     (306,737)       258,834
  Increase in prepaid expenses                           (33,782)        (9,678)
 (Increase) decrease in deposits and other assets         52,912        (42,744)
  Increase in accounts payable, cash overdraft
    and reserve for contingent liability               1,374,709        287,052
  Increase (decrease) in accrued expenses                (54,196)       381,434
  Decrease in deferred compensation                            -         55,964
  Decrease in deferred revenue                           (80,061)      (527,831)
  Decrease in other current liabilities                 (331,195)       (31,410)
                                                     --------------  -----------
    Total Adjustments                                    (99,051)       506,718
                                                     --------------  -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    1,274,639       (338,449)
                                                     --------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (24,636)             -
 Proceeds from sale of fixed assets                            -             10
 Business acquisitions, net of cash acquired                   -       (208,203)
 Decrease in restricted cash                               6,050         86,181
                                                     --------------  -----------
NET CASH USED IN INVESTING ACTIVITIES                    (18,586)      (122,012)
                                                     --------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from preferred stock                           100,000      1,000,000
 Proceeds from notes payable and long-term debt           50,000         39,701
 Payments of notes payable and long-term debt            (33,187)      (235,493)
 Redemption of preferred stock                                 -       (359,153)
                                                     --------------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                116,813        445,055
                                                     --------------   ----------
NET INCREASE (DECREASE) IN CASH                        1,372,866        (15,406)

CASH, BEGINNING OF PERIOD                                108,419        434,063
                                                     --------------   ----------

CASH, END OF PERIOD                                $   1,481,285    $   418,657
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