Form 10QSB
period 2001-09-30
NATURAL HEALTH TRENDS CORP
filed 2001-11-16
CIK 912061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

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

               Yes   X                                        No

      The  number  of  shares  of  issuer's  Common  Stock,  $.001  par   value,
outstanding as of October 29, 2001 was 212,847,706 shares.

                           NATURAL HEALTH TRENDS CORP.

                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Consolidated  Balance  Sheet as of September 30, 2001            1
           (unaudited)

           Consolidated  Statements of Operations (unaudited)
           for the Three months ended September 30, 2001 and 2000
             and the Nine months ended September 30, 2001 and 2000          2

           Consolidated  Statements of Cash Flows (unaudited)
           for the Nine months ended September 30, 2001 and 2000            3

           Notes to the financial statements                               4-5

  Item 2.  Management's discussion and analysis or plan of
           operations                                                      5-8

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                9

  Item 2   Changes in Securities and Use of Proceeds                        9

  Item 3   Defaults Upon Senior Securities                                  9

  Item 4   Submission of Matters to a Vote of Security Holders              9

  Item 5   Other Information                                                9


PART III - OTHER

  Item 6.  Exhibits and Reports on Form 8-K                                 9

Signature                                                                  10

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                   September 30,
                                                                        2001
                                                                 ---------------

                                        ASSETS
Current Assets:
       Cash                                                      $    1,666,257
       Restricted cash                                                   80,752
       Account receivables                                              166,174
       Inventories                                                      860,231
       Prepaid expenses and other current assets                        151,819
                                                                 ---------------
                Total Current Assets                                  2,925,233

       Property and Equipment, net                                      155,128
       Deposits and Other Assets                                        608,068
                                                                 ---------------
                Total Assets                                     $    3,688,429
                                                                 ===============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
       Checks written in excess of deposits                      $      229,972
       Accounts payable                                               1,543,860
       Reserve for contingent liabilities                             3,110,023
       Accrued expenses                                                 560,419
       Accrued bonus payable                                            217,640
       Accrued payroll payable                                           19,211
       Notes payable                                                    346,302
       Deferred revenue                                                  13,844
       Other current liabilities                                         83,870
                                                                 ---------------
                Total Current Liabilities                             6,125,141
                                                                 ---------------

Stockholders' Deficit:
       Preferred stock ($1,000 par value; authorized 1,500,000
       shares;  issued 2,277 shares)                                  2,276,258
       Common stock ($.001 par value; authorized 500,000,000
         shares; issued 212,323,000 shares)                             212,323
       Additional paid-in capital                                    29,046,051
       Accumulated deficit                                          (33,385,465)
       Deferred compensation                                           (565,417)
       Cumulative currency translation adjustment                       (20,462)
                                                                 ---------------
                Total Stockholders' Deficit                          (2,436,712)
                                                                 ---------------

       Total Liabilities and Stockholders' Deficit               $    3,688,429
                                                                 ===============




                 See Notes to Consolidated Financial Statements.




                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                         2001             2000              2001             2000
                                                    ---------------   -------------    ---------------  --------------
Revenues                                          $      7,548,925  $    1,544,067   $     20,558,976  $    6,498,739
Cost of Sales                                            1,462,251         527,814          4,870,551       1,673,865
                                                    ---------------   -------------    ---------------  --------------
Gross Profit                                             6,086,674       1,016,253         15,688,425       4,824,874

Distributor commissions                                  2,879,856         682,511          9,333,493       2,801,729
Selling, general and administrative expenses             2,496,411       1,076,072          4,290,066       3,635,712
                                                    ---------------   -------------    ---------------  --------------
Operating income (loss)
                                                           710,407        (742,330)         2,064,866      (1,612,567)

Minority interest in gain of subsidiary                          -          16,199                  -          80,736
Gain (loss) on foreign exchange                                231               -                (13)          7,427
Other income                                                20,137          23,872             55,146               -
Interest income (expense), net                               4,088         (41,287)           (11,446)        (59,487)
                                                   ---------------   -------------    ---------------   --------------
Net income (loss) from continuing operations               734,863        (743,546)         2,108,553      (1,583,891)

Discontinued Operations:
Loss from discontinued operations                                -               -                  -          (4,822)
Loss on disposal                                                           (15,000)                           (15,000)
                                                    ---------------   -------------    ---------------  --------------
  Net income (loss)                                        734,863        (758,546)         2,108,553      (1,603,713)

Preferred stock dividends                                   50,875         296,364            281,804         296,568
                                                    ---------------   -------------    ---------------  --------------
Net income (loss) to common shareholders          $        683,988  $   (1,054,910)  $      1,826,749  $   (1,900,281)
                                                    ===============   =============    ===============  ==============
Basic income (loss) per common share              $           0.00  $        (0.12)  $           0.02  $        (0.23)
                                                    ===============   =============    ===============  ==============
Basic weighted common shares used                      186,708,148       8,596,587        107,385,224       8,193,654
                                                    ===============   =============    ===============  ==============
Diluted income (loss) per common share            $           0.00  $        (0.12)  $           0.01  $        (0.23)
                                                    ===============   =============    ===============  ==============
Diluted weighted common shares used                    353,877,190       8,596,367        167,133,823       8,193,654
                                                    ===============   =============    ===============  ==============




                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                           Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                           2001         2000
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $  2,108,553  $ (1,603,713)
                                                     ------------- -------------

  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
 Depreciation and amortization                             72,707       375,505
 Loss on disposal of fixed asset                                -       114,868
 Issuance of stock for services rendered                  243,826          (485)
     Changes in assets and liabilities:
Accounts receivable                                      (114,406)      103,058
Inventories                                              (663,162)      244,699
Prepaid expenses                                         (134,227)      (27,136)
Deposits and other assets                                (108,771)      (84,199)
Accounts payable and accrued expenses                     555,745       766,313
Deferred revenue                                         (105,570)     (500,242)
Other current liabilities                                (200,785)       (2,189)
                                                     ------------- -------------
    Total Adjustments                                    (454,643)      990,192
                                                     ------------- -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     1,653,910      (613,521)
                                                     ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (171,708)         (538)
 Business acquisitions, net of cash acquired                    -      (253,326)
 Decrease in restricted cash                               (7,918)       93,152
                                                     ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                    (179,626)     (160,712)
                                                     ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from preferred stock                             50,000     1,000,000
 Proceeds from notes payable                               50,000       389,701
 Payments of notes payable                                (33,187)     (194,351)
 Redemption of preferred stock                                  -      (359,153)
                                                     ------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  66,813       836,197
                                                     ------------- -------------
Effect of Exchange Rate Changes                            16,741             -

NET INCREASE IN CASH                                    1,557,838        61,964

CASH, BEGINNING OF PERIOD                                 108,419       434,063
                                                     ------------- -------------
CASH, END OF PERIOD                                  $  1,666,257  $    496,027
                                                     ============= =============


SUPPLEMENTAL INFORMATION:
CASH PAID FOR INTEREST                               $      2,343  $      7,294
                                                     ============= =============
CASH PAID FOR TAXES                                  $    243,739  $    282,986
                                                     ============= =============

                See notes to consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Natural Health Trends Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2000.

     The Company had a working capital deficiency of approximately $3,200,000 at September 30, 2001 and $5,865,000 at December 31, 2000 and recorded a net loss of approximately $11,947,000 for the year ended December 31, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to generate profits from operations. While management is unable to predict profitability and can make no assurances, management believes the Company will generate sufficient profits to ease its dependency on debt and equity financing in the foreseeable future.


2.   FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new accounting rules for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position or operations.



3. During the first nine months of 2001, the Company received notice of conversion on $3,526,152 of Series E, F, G, H and J Preferred Stock. The Company issued 142,774,130 shares of common stock in settlement of the shares of Preferred Stock and the accrued dividends thereon.

4. The Company sold 100% of the stock in Kaire Nutraceuticals, Inc. to a South African firm in June 2001. The agreement includes an earn out over five years with a minimum of $50,000 per year. The Company has fully reserved any gain that may have been recognized for contingent liabilities associated with the sale.


5.   In  April  2001,   the  Company  issued an  additional  $50,000 of Series H
     Preferred Stock. The Company recorded a beneficial conversion feature of $16,667.

6. In April 2001, the Company issued a promissory note for $50,000, due on demand bearing interest at 10% per annum.

7. The Company issued 3,000,000 shares of common stock in connection with the Founder's Agreement in April 2001, in the start-up phase of Lexxus International, Inc. In connection with this agreement, the Company issued an additional 7,000,000 shares of common stock to the founding partners of Lexxus International, Inc. during July 2001. The Company has recorded an intangible asset of approximately $500,000 in connection with the acquisition.

8. In April 2001, the Company issued 200,000 shares of common stock to an individual for lending the Company $50,000.

9. The Company increased the number of authorized shares to 500,000,000 common stock, par $.001, in January 2001 by a majority vote of the Board of Directors in order to meet its obligations with respect to convertible securities.

10. The Company issued 500,000 shares of common stock to certain management employees in April 2001 and recorded $30,500 of compensation expense.

11. The Company issued 200,000 shares of common stock to a consulting firm in August 2001 and recorded $11,800 of consulting expense.

12. In August 2001, the Company issued 20,000,000 shares of common stock to two consulting firms as part of a long-term consulting agreement. This issuance was recorded as deferred compensation and will be amortized over the life of the agreements.

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

Overview

     In February 1999, the Company acquired the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. During 1999, the Company ceased operations of Global Health Alternatives ("GHA") and in March 2001 filed for Chapter 7 Bankruptcy protection in U.S. Federal Court, North Dallas. In January 2001, the Company launched Lexxus International, Inc., a majority-owned subsidiary and commenced marketing and distributing a line of women's quality of life products.

Nine Months Ended September 30, 2001 Compared To The Nine Months Ended September 30, 2000.

     Net Sales. Net sales were approximately $20,559,000 and $6,499,000 for the nine months ended September 30, 2001 and September 30, 2000 respectively; an increase of $14,060,000. The increase in sales is attributable to the introduction of the subsidiary, Lexxus International, Inc. which had sales of approximately $17,200,000 for the nine months. This increase was partially offset by a reduction in sales by eKaire.com.

     Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2001 was approximately $4,871,000 or 24% of net sales. Cost of goods sold for the nine months ended September 30, 2000 was approximately $1,674,000 or 26% of net sales. The total cost of goods sold increased due to increased sales volume year over year and the costs associated with the packaging of the Lexxus product line.

     Gross Profit. Gross profit increased from approximately $4,825,000 in the nine months ended September 30, 2000 to approximately $15,688,000 in the nine months ended September 30, 2001. The increase of approximately $10,863,000 was attributable to higher sales volumes by Lexxus.

     Commissions. Associate commissions were approximately $9,333,000 in the nine months ended September 30, 2001 compared to approximately $2,802,000 for the nine months ended September 30, 2000. This increase is attributable to the higher payout percentage associated with the Lexxus compensation plan.

     Selling, General and Administrative Expenses. Selling, general and administrative costs as a percentage of net sales decreased from approximately $3,636,000 or 56% of sales in the nine months ended September 30, 2000 to approximately $4,290,000 or 21% of sales in the nine months ended September 30, 2001. These costs as a percentage of net sales decreased primarily due to eKaire.com's reduction of expenses and Lexxus sharing overhead in its start-up phase.

     Income (loss)from Operations. Operating income (loss) increased from a loss of approximately $1,613,000 in the nine months ended September 30, 2000 to operating income of approximately $2,065,000 in the nine months ended September 30, 2001.

     Other Income (expenses). Other income of approximately $29,000 in the nine months ended September 30, 2000 increased to other income of approximately $44,000 in the nine months ended September 30, 2001, a change of approximately $15,000. This increase is due primarily to a decrease in interest- bearing liabilities and an increase in interest-bearing assets.

     Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits were not recognized in the nine months ended September 30, 2001 or the nine months ended September 30, 2000 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing the Company's loss carryforward as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     Net Income (Loss).   Net  income  was  approximately $2,109,000 in the nine
months ended September 30, 2001 as compared to a loss of approximately $1,604,000 in the nine months ended September 30, 2000.

Liquidity and Capital Resources:

     The Company has funded working capital and capital expenditure requirements primarily from cash provided through borrowings from institutions and individuals, as well as from the sale of Company securities in private placements. Other ongoing sources of cash receipts are directly from the sale of eKaire.com and Lexxus products.

     In  February  1998,  the  Company  issued  $300,000 face amount of Series B
Preferred Stock, net of expenses of $38,500. The Series B Preferred Stock has been converted into 541,330 shares of common stock.

     In April 1998, the Company issued $4,000,000 face amount of Series C Preferred Stock, net of expenses of $492,500 from the proceeds raised, the Company paid $2,500,000 to retire $1,568,407 face value of Series A Preferred Stock outstanding. The Series C Preferred Stock has been converted into 3,608,296 shares of common stock.

         In August 1998, the Company issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $210,500. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In September 1999, $610,000, face amount of Series E Preferred Stock was converted into 603,130 shares of common stock. During the first nine months of 2001, $946,768, face amount of Series E Preferred Stock was converted into 35,523,045 shares of common stock.

     During the Nine months ended September 30, 2001 the Company converted $1,414,448, face amount of Series F Preferred stock into 51,559,177 shares of the Company's common stock.

     During the Nine months ended September 30, 2001 the Company converted $344,200, face amount of Series G Preferred stock into 15,732,164 shares of the Company's common stock. These transactions fully retired the Series G Preferred Stock.

     In March and April 1999, the Company issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In the first nine months of 2001, $614,542, face amount of Series H Preferred Stock were converted into 27,699,368 shares of the Company's common stock. In April 2001, the Company issued an additional $50,000 of Series H Preferred Stock.

     In March 2000, the Company sold 1,000 shares of Series J Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,000,000. The preferred stock pays a dividend at the rate of 10% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which the Company receives notice of conversion from a holder. In connection with the offering of the Series J Preferred Stock, the Company issued warrants to purchase 141,907 shares of common stock at an exercise price of $1.41 per share. In the first nine months of 2001, $206,194, face amount of Series J Preferred Stock were converted into 12,260,376 shares of the Company's common stock.

     In June 1999, the Company borrowed $100,000 from Domain Investments, Inc. The loan bears interest at 10% per annum and is payable on demand. The note is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion. This note was fully satisfied through conversion to common stock during the second quarter of 2001.

     In July and August 1999 the Company borrowed $150,000 from Filin Corporation, and issued a secured promissory note due on the earlier of 60 days from the date of issuance or upon the sale of its securities resulting in gross proceeds of at least $5,000,000 and bearing interest at the rate of 10% per annum, but in no event less than $12,000. In October 1999 the promissory note was amended to provide that the note is payable upon demand and is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion. This note was fully satisfied through conversion to common stock during the second quarter of 2001.

     In October 1999, the Company borrowed $100,000 from Domain Investments, Inc. The loan bears interest at 10% per annum and is payable on demand. The note is convertible into shares of common stock at a discount equal to 60% of the average closing bid price of the common stock on the three days preceding notice of conversion. This note was fully satisfied through conversion to common stock during the second quarter of 2001.


     In February 2001, the Company borrowed $50,000 from an individual. The loan bears interest at 12% per annum and was originally due in April 2001 but an extension on repayment was allowed.

     At September 30, 2001, the ratio of current assets to current liabilities was 0.48 to 1.0 and the Company had a working capital deficit of approximately $3,200,000.

     Cash provided by operations for the nine months ended September 30, 2001 was approximately $1,654,000 primarily related to operating profits. Cash used in investing activities during the period was approximately $180,000, which primarily relates to capital expenditures associated with the formation of Lexxus. Cash provided by financing activities during the period was approximately $67,000, primarily from a private borrowing of approximately $50,000 and proceeds from Series H Preferred stock issued and partially offset by the repayment of certain notes payable of approximately $33,000. Total cash increased by approximately $1,558,000 during the period.

     Our independent auditors' report on the consolidated financial statements stated as of December 31, 2000 that due to net losses and a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern. A subsidiary, Global Health Alternatives filed for Chapter 7 Bankruptcy protection and received a discharge of all debt in the second quarter of 2001. While there can be no assurances, management believes that the profitability achieved during the nine months ended September 30, 2001 will continue for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         None.

Item 5.  Other Information

         None.

PART III - OTHER

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None.

         (b)  Reports on Form 8-K

         None.

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



Date:   November 16, 2001