Form 10KSB
period 2001-12-31
NATURAL HEALTH TRENDS CORP
filed 2002-04-16
CIK 912061

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------
                                   FORM 10-KSB


(Mark one)
 X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934.

                   For the fiscal year ended December 31, 2001
                                       OR
   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                     5605 N. MacArthur Boulevard, 11th Floor
                               Irving, Texas 75038
                     (Address of principal executive office)

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

                                Class A Warrants
                                (Title of Class)

                                Class B Warrants
                                (Title of Class)

                                      Units
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $24,794,036.

The number of shares of Common Stock held by nonaffiliates of the registrant
(as determined for the purpose of this Form 10-KSB only) as of April 1, 2002 was 290,633,450 with an approximate aggregate market value of $7,236,773, (based upon the closing price of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of April 1, 2002 was 290,633,450.

                           Natural Health Trends Corp.
                         2001 Form 10-KSB Annual Report


           Table of Contents                                          Page

                                     Part I

Item 1    Description of Business                                       1
Item 2    Description of Property                                      10
Item 3    Legal Proceedings                                            10
Item 4    Submission of Matters to a
           Vote of Security Holders                                    11

                                     Part II

Item 5    Market for Common Equity and
           Related Stockholder Matters                                 11
Item 6    Management's Discussion and
           Analysis or Plan of Operation                               13
Item 7    Financial Statements and Supplementary Data                  16
Item 8    Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure                                    16

                                    Part III

Item 9    Directors, Executive Officers,
           Promoters and Control Persons;
           Compliance With Section 16(a)                               16
Item 10   Executive Compensation                                       18
Item 11   Security Ownership of Certain
           Beneficial Owners and Management                            20
Item 12   Certain Relationships and Related
           Transactions                                                21
Item 13   Exhibits, Lists
           Schedules, and Reports on Form 8-K                          22
Signatures                                                             23

                                     PART I


ITEM 1.          DESCRIPTION OF BUSINESS.

Corporate History

     Natural Health Trends Corp. ("NHTC") is a Florida corporation. NHTC was incorporated on December 1, 1988 as "Florida Institute of Massage Therapy, Inc." and changed its name to "Natural Health Trends Corp." on June 24, 1993. NHTC's common stock, par value $0.001 per share (the "Common Stock") is listed on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "NHTC".

     NHTC is a holding company that operates two businesses which distribute products that promote health, wellness and sexual vitality through the multi-level marketing ("MLM") channel. NHTC's largest operation is by Lexxus International, Inc., ("Lexxus"), a Delaware corporation and a majority-owned subsidiary of NHTC. Lexxus sells products that heighten mental and sexual arousal, particularly in women. NHTC's other business, eKaire.com, Inc. ("eKaire"), distributes, nutritional supplements aimed at general health and wellness through the internet and other channels. eKaire consists of companies operating in the U.S., in Canada as Kaire International Canada Ltd. ("Kaire
Canada"), in Australia as Kaire Nutraceuticals Australia Pty. Ltd. ("Kaire Australia"), in New Zealand as Kaire Nutraceuticals New Zealand Limited ("Kaire New Zealand"), and in Trinidad as Kaire Trinidad, Ltd. ("Kaire Trinidad").

     In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned subsidiary, Lexxus International, Inc., a Delaware corporation. "(Lexxus"), the original founders of Lexxus International received an aggregate of 10,000,000 shares of Common Stock.

     In February 1999, through a wholly-owned subsidiary NHTC acquired certain assets (the "Kaire Assets") of Kaire International, Inc., a Delaware corporation ("KII"). The assets included, but not limited to, the corporate name, all variations and any other product name, registered and unregistered trademarks, tradenames, servicemarks, patents, logos and copyrights of KII, and independent associate lists. In exchange for the Kaire Assets, NHTC made the following issuances:

o to 11 secured creditors of KII, $2,800,000 aggregate stated value of Series F preferred stock, par value $1,000 per share, of NHTC (the "Series F Preferred Stock");

o to two secured creditors of KII, $350,000 aggregate stated value of Series G preferred stock, par value $1,000 per share, of NHTC (the "Series G Preferred Stock");

o to Kaire International, Inc., five-year warrants to purchase 200,000 shares of NHTC's Common Stock exercisable at $4.06 per share.

     In March 2001, Global Health Alternatives, Inc., a Delaware corporation and wholly-owned subsidiary of NHTC ("GHA"), and Ellon, Inc., a Delaware corporation and wholly-owned subsidiary of GHA ("Ellon"), filed for Chapter 7 bankruptcy liquidation in the United States Bankruptcy Court of the Northern District of Texas. Neither GHA nor Ellon had operations during the years 2000 or 2001. Both GHA and Ellon were dissolved in June 2001.

      In the second quarter of 2001, NHTC incorporated Lexxus International
(SW Pacific) Pty. Ltd., an Australian corporation and majority-owned subsidiary of NHTC, which does business in Australia ("Lexxus Australia"). In addition, NHTC incorporated Lexxus International (New Zealand) Limited, a New Zealand corporation and majority-owned subsidiary of NHTC, which does business in New Zealand ("Lexxus New Zealand").

      In June 2001, NHTC incorporated Lighthouse Marketing Corporation ("LMC"), a Delaware Corporation and a wholly-owned subsidiary of NHTC. As of December 31, 2001, LMC had not conducted any business, but intends to conduct business in the future.

      In June 2001, NHTC sold 100% of the Common Stock in Kaire Nutraceuticals, Inc., Delaware Corporation, to a South African firm for a purchase price of the greater of (i) $50,000 per year for a period of five years, or (ii) for five years, a percentage of net income based on a progressive scale of net sales figures of the South African firm. As of December 31, 2001, no income has been recognized on this transaction.

      On November 16, 2001, NHTC incorporated Lexxus International Co., Ltd., a corporation organized under the laws of the Republic of China and a majority-owned subsidiary of NHTC ("Lexxus Taiwan").

      On January 28, 2002, NHTC incorporated MyLexxus Europe AG, a corporation organized under the laws of Switzerland and is a majority-owned subsidiary of NHTC ("Lexxus Europe"). This company manages the sales of product into sixteen eastern European countries, including Russia.

      In March 2002, NHTC incorporated Lexxus International Co., Ltd., a corporation organized under the laws of Hong Kong and a majority-owned subsidiary of NHTC ("Lexxus Hong Kong").


Industry Overview

         Natural Health and "Quality of Life" Products

     NHTC believes that there is a general desire in today's marketplace to be fit, stay healthy, look younger, and lead a more satisfying life. Consumers are finding that factors contributing to a longer life can be controlled by changes in lifestyle, which include a regiment of vitamins and supplements, exercise and relaxation and pampering. Consumers are looking for a healthier lifestyle in this fast-paced society. They are also looking for the quick fix (eating out, working out, quick luxuries). NHTC believes that this general mindset will create a positive and profitable market for the products of Lexxus and eKaire.

      The market for natural products and supplements is driven by the media which continues to highlight problems with diet, including the fact that consumers are becoming increasingly disenchanted with and skeptical about many conventional medical approaches to disease treatment, growing consumer interest in and acceptance of natural and alternative therapies and products, and recent clarifications and changes of food and drug laws that have significantly eased the regulatory burdens associated with the introduction and sale of dietary supplements.

     NHTC believes that public awareness of the positive effects of nutritional supplements and natural remedies on health has been heightened by widely publicized reports and medical research findings indicating a correlation between the consumption and use of a wide variety of nutrients and natural remedies and the reduced incidence of certain diseases.

     NHTC believes that the aging of the United States population, together with an increased focus on preventative and alternative health care measures, will continue to fuel increased demand for certain nutritional supplement products and natural remedies. Management also believes that the continuing shift to managed healthcare delivery systems will place greater emphasis on disease prevention and health maintenance, areas with which natural health products are most identified.

     While distribution of natural health products, through small to large sized natural health food stores remains significant, the bulk of the growth is in the mass merchandisers and health food chains, such as General Nutrition Centers, which now represent the majority of sales and are the fastest growing channels of distribution.

Products

      The following is a list of our principal products.

Lexxus

     Viacreme TM is a topically applied creme designed to increase the sexual satisfaction of women and accounted for approximately 70% of Lexxus' revenues in 2001. In the fall of 2001, Lexxus introduced two new "quality of life" products, LexLips and La Vie. LexLips is a lip enhancing gloss for women designed to create the effect of fuller lips and to reduce wrinkles around the mouth. La Vie is a dietary supplement described as a non-alcoholic Bordeaux. In January 2002, Lexxus launched a revolutionary "30-minute non-surgical facelift" product, Skindulgence TM, that management expects will rival Viacreme TM in popularity and sales volume.

eKaire

Energizing Products

      The energizing product line consists primarily of natural stimulants designed to enhance and increase vitality and endurance both mentally and physically. Products in this category include Ginkgo Shield and Momentum.

o          Ginkgo Shield assists in mental alertness and the circulatory system.

o          Momentum helps increase and balance energy levels.

Enhancing Products

     The enhancing product line is designed to support an individual's overall health and includes such products as Immunol, Colloidal SilverKaire, Synerzyme, Arthrokaire, Osteo Formula, Royal Hawaiian Noni and SlimKaire.

o Immunol is a shark liver oil based capsule which NHTC believes aids in the human immune system. This product is imported exclusively by eKaire into the United States.

o Colloidal Silverkaire is a solution of silver particles electro-magnetically suspended in deionized water that provides dietary support for the immune system.

o Synerzyme, a combination of naturally occurring enzymes and trace minerals that enhance the efficacy of, enzymes that assists the body with the breakdown and assimilation of various foods and fats.

o ArthroKaire is a dietary supplement containing glucosamine, which helps to maintain the structural integrity of cartilage, tendons and blood vessels.

o Osteo Formula is a dietary supplement that contains calcium which aids in bone strength and overall skeletal system health.

o Noni is derived from a fruit grown only in the Central and South Pacific, and contains high levels of naturally occurring vitamins, minerals, trace elements, enzymes, and phytochemicals.

o Slimkaire is a time-release, thermogenic weight management program with five herbal blends, including a thyroid support blend. Slimkaire is designed to assist in safe weight loss while giving the user a higher level of vitality and maintaining a healthy body. This product contains Ma Huang, a natural ephedrine extract. NHTC believes that its proprietary formula is superior to competitor blends for the health conscious individual, because it has no synthetic stimulant.

           Kaire also offers a thermogenic weight management program, SK II, for individuals seeking a product without Ma Huang (ephedrine).

Optimizing Products

      The optimizing product line provides many of the basic vitamins and nutrients, which are missing in the typical adult diet, through products such as MSM Complex, Bio10 and Celltonic Plus.

o MSM Complex supports an increased production of collagen and elastin fibers and increases cell permeability.

o Bio10 is a live source of all 12 lactobacillus bacteria which helps improve digestion, and the process and absorption of nutrients.

o Celltonic Plus is an organic mineral solution containing over 72 minerals and trace elements within an electrolyte drink.

Renewing Products

     The renewing product line consists of moisturizing products designed to soothe and refresh. These products include Aloe Gel and DermaKaire with Pycnogenol(R).

o          Aloe Gel is a topical creme that soothes and refreshes the skin.

o DermaKaire with Pycnogenol(R) is a moisturizing, whole-leaf Aloe product combined with a powerful antioxidant to maintain healthy-looking skin.


Reviving Products

      The reviving product line consists primarily of nutritional supplements based on antioxidants including Maritime Prime with Pycnogenol (R) and EnzoKaire Complete.

o Maritime Prime with Pycnogenol (R) is a dietary supplement that contains Pycnogenol (R) which helps maintain healthy circulation by strengthening capillary walls, by protecting against free radical damage caused by stress, pollution and chemical additives, and by improving skin and collagen texture, elasticity and smoothness. Pycnogenol (R) is a patented extract from the bark of the Maritime Prime trees grown in southwestern France.

o EnzoKaire Complete is a dietary supplement containing Enzogenol TM which is a natural antioxidant that provides protection for cells against the effects of free radicals. It also increases energy and endurance, and slows the aging process. Enzogenol TM is derived from the bark of the New Zealand pine tree, Pinus radiata.

     Most of the products in this product line are based on proprietary formulations in several combinations containing natural products including Pycnogenol (R) and Enzogenol TM. Products containing Pycnogenol (R) have not yet been approved for direct importation into Australia.

     Viacreme TM and Pycnogenol (R) and Enzogenol TM are trademarks of our manufacturers.

Marketing and Distribution

      NHTC, through it subsidiaries Lexxus and eKaire, seeks to be a leader in the personal health and wellness marketplace by driving its products into as many venues and into as many markets as possible through its multi-level marketing ("MLM") operations. NHTC's two-tiered mission is to enrich the lives of the users of its products while enabling associates to take control of their financial future and personal lives. In light of the wide variety of products that NHTC and its subsidiaries offer, neither are dependent on any one specific customer.

      Each of NHTC's subsidiaries is set up as a MLM company using a network of associates to sell products. Associates are independent contractors who purchase products directly from the respective subsidiary for resale to retail consumers or for personal consumption. Associates may elect to work on a full-time or a part-time basis. The growth of an associate's business depends largely upon the ability to recruit down-line associates and the strength of NHTC's products in the marketplace.

     To become a Lexxus associate, a person must sign an agreement to comply with the policies and procedures of the applicable subsidiary and pay a nominal $100 fee. To be considered "active", the associate must order a minimum of $100 of products from the appilcable Lexxussubsidiary during each year. Lexxus currently has approximately 24,000 "active" associates.

      To become an eKaire associate, a person must sign an agreement to comply with the policies and procedures of the applicable subsidiary. To remain "active", the associate must order a minimum of $50 of products from such subsidiary during each year. Out of an approximately 60,000 accounts, eKaire currently has approximately 6,000 "active" associates.

      NHTC pays commissions to qualified associates based on sales volumes for each commission period. NHTC offers one of the highest payouts in the MLM sector, a 60% commission rate on Lexxus product orders and 40% commission rate on eKaire product orders. NHTC believes that the uniqueness and efficacy of its products, combined with the highest payout in the business, creates a highly desirable business opportunity and work environment for its associates.

      Additionally, Lexxus is implementing a new marketing plan by developing vending machines for the distribution of Viacreme TM in such venues as pharmacies, hotels and nightclubs. NHTC plans to debut the machines in the marketplace during the third quarter of 2002. The machines will be closely monitored to determine the venues where they are the most successful. This data will be compiled and will provide NHTC with detailed data to assist in the development of the rollout strategy for the machines.

      NHTC sponsors opportunity meetings and participates in motivational training events in key cities. These events are designed to inform prospective and existing associates about both existing and new product lines and selling techniques. Associates share their MLM experiences, their individual selling styles, and their recruiting methods. Prospective associates are educated about the structure, dynamics and benefits of the network marketing industry. NHTC continues to develop marketing strategies and programs to motivate associates. These programs are designed to increase associates' monthly product sales and the recruiting of new associates.

      To help maintain communication with the associate network, NHTC offers the following support programs to its associates:

 Touchtalk and Faxback

      Touchtalk is an automated telephone system that associates can call 24 hours a day to receive reports on the sales activity of their organization and listen to selected messages on special offers, marketing program updates, and product information. Certain information is also available via facsimile to the associate.

 Weekly Teleconference

     Both Lexxus and eKaire hold a weekly teleconference with company management and associate field leadership on various subjects such as technical product discussions, associate organization building and management techniques.

 Internet

      NHTC maintains web-sites at www.nhtc.ws, www.kaire.com, www.lexxusinternational.com and www.mylexxus.com. On each website, the user can read company news, learn more about various products, place orders and sign up to be an associate.

 Product Literature

      NHTC offers a variety of literature to its associates, including product catalogs, informational brochures, pamphlets, and posters for individual products.

 Toll Free Access

     Kaire offers a toll free number, to place orders and to sponsor new associates. Both eKaire and Lexxus offer "live" consumer support.

 Broadcast Fax/Broadcast E-mail

      Announcements about Lexxus and eKaire and product specials are automatically sent via facsimile and/or e-mail to associates.

Direct Selling

     According to the Direct Selling Association, network marketing is one of the fastest growing segments for the distribution of products. The Direct Selling Association reports that, over 38.7 million individuals are now involved in direct selling worldwide (of which network marketing is a major segment) and that those involved in direct selling generate $82 billion in annual sales around the world. Network marketing sales in the United States are estimated to be approximately $25.6 billion annually.

      Currently, NHTC has associates in all fifty states, the District of Columbia, Puerto Rico, Guam, Canada, Australia, New Zealand, Trinidad and Tobago, Taiwan, Hong Kong, and sixteen countries in eastern Europe, including Russia, in order to maximize its direct selling efforts. NHTC believes that significant market potential exists for its products in additional international markets.

New Product Development

      In January 2002, Lexxus introduced a "30-minute non-surgical facelift", Skindulgence TM. The 30-Minute FaceLift process temporarily creates a more youthful appearance by toning and firming facial muscles, diminishing fine lines and wrinkles and by improving skin tone and color through a unique blend of botanical extracts from both plants and trees. The masque is coupled with a cleanser and moisturizer.

      In early 2002, eKaire introduced a new Whey Protein product, a pharmaceutical-grade milk serum protein isolate which enhances the immune system.

      Management believes that its ability to introduce new products increases its associates' visibility and competitiveness in the marketplace. NHTC maintains its own product review and evaluation staff and relies upon independent research consultants and vendor research departments for product research, development and formulation.

Competition

     NHTC competes with a significant number of other retailers that are engaged in similar lines of business, including both sellers of health-related products and MLMs. The two most well known and established of the MLMs are Avon Products, Inc. and Amway Corp., each with over three million associates worldwide. Other non-MLM retailers with which NHTC competes include retail pharmacies and health stores such as GNC and Internet companies such as VitaminShoppe.com. The market for nutritional supplements is rapidly growing and is highly competitive. The MLM channel tends to sell products at a higher price compared to retailers, which does pose a degree of competitive risk with respect to price points. In the case of NHTC, however, several of NHTC's products are patented, or are exclusive formulations. As a result, NHTC believes that it is significantly insulated from this risk because duplication of the exact blends and proportions of ingredients used by NHTC in its patented and exclusive formulations is extremely difficult.

      The market for Lexxus products shows tremendous potential, especially for NHTC's flagship product, Viacreme TM. According to the Journal of the American Medical Association, 46% of women have reportedly indicated to their physicians that they have an interest in a product that would increase sexual desire and satisfaction.

     The eKaire products target consumers in the vitamin, mineral, and nutritional supplement market, which generates nearly $50 billion per year. eKaire offers a variety of nutraceutical products, some of which are proprietary and exclusive to NHTC, making duplication very difficult.

Seasonality

     NHTC believes that the recruitment of associates and the general sales volume fluctuates on a pattern opposite of typical retail sales. Since NHTC is a home-based business, the associates tend to take "typical" vacations such as summer and winter holidays, thus, slowing down the sales volume during such vacation periods.

Manufacturing

     NHTC does not intend to develop its own manufacturing capabilities due to the fact that NHTC believes the availability of manufacturing services from third parties on a contract basis is adequate to meet its anticipated production needs.

      NHTC currently purchases all products from third parties that manufacture such products to meet specific criteria and standards. All nutritional supplements, raw materials and finished products are subject to sample testing, weight testing and purity testing by independent laboratories.

     Lexxus has a contractual arrangement with the manufacturer, 40 J's L.L.C., of Viacreme TM through the end of 2002. The arrangement grants worldwide MLM rights to NHTC to sell the product, Viacreme TM. The arrangement calls for perpetuity unless both parties agree to terminate the relationship.

     For other products, NHTC places orders for finished goods and manufacturing services to meet the demand of the market. These orders are based on price quotations and other terms obtained from selected manufacturers.

Intellectual Property

     In November 2001, Lexxus' product Viacreme TM was awarded a patent to its formulator.

     Most of the eKaire and Lexxus products are packaged under a "private label." NHTC has registered trademarks for the names, logos and various product names in the countries into eKaire and Lexxus currently operate. NHTC has applied for trademark registration for names, logos and various product names in several countries that into which eKaire and Lexxus are considering expanding. NHTC currently has approximately 15 trademark registrations in the United States and approximately two trademark applications pending with the United States Patent and Trademark Office. NHTC's registered trademark expire or become renewalble between the date ranges of March 2005 to October 2008. NHTC's policy is to pursue registrations for all the trademarks associated with its key products and try to protect its legal rights concerning its trademarks. NHTC relies on common law trademark rights to protect its unregistered trademarks. These common law trademark rights do not provide NHTC with the same level of protection as afforded by a United States federal registration trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used, provided however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographic area.

Government Regulation

      NHTC believes that all of our existing products are either cosmetics or dietary supplements which do not require governmental approvals prior to marketing in the United States though they are regulated by the Food & Drug Administration ("FDA"). The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture, the Department of Alcohol, Tobacco and Firearms and the Environmental Protection Agency. NHTC's activities are also subject to regulation by various agencies of the states and localities in which its products are sold. In addition, the sale of NHTC's products by associates in foreign markets are subject to regulation and oversight by various federal, state and local agencies in those markets. At any time, the FDA may increase the regulation of NHTC's products by deeming certain ingredients used in the products to be drugs.

     In January 2000, the FDA issued a final ruling, effective February 7, 2000, related to structure/function statements that may be claimed on dietary supplement product labels. The rule provides for clarification of when a structure/function claim may be made without prior FDA approval and when a claim constitutes disease related claims. The final rule provides for the adoption of previously issued language by the Nutrition Labeling and Education Act ("NLEA") for 'disease or health related conditions' and among other things allows for express and implied disease claims to be made through the name of a product, through a statement about the formulation of a product, or through the use of pictures, vignettes, or symbols. The finalized rule now interprets DSHEA to permit structure/function claims for the effects of "natural states" or common conditions associated with natural states and may include such phrases as "maintains a healthy circulatory system".

     NHTC believes that the above finalized rule loosens the restrictions on its labeling of products regarding dietary supplements and structure/function claims provided that any such statements by NHTC do not suggest that the supplement is intended to augment or replace a specific prescription drug or therapy for a disease.

      NHTC is unaware of any legal actions pending or threatened by the FDA or any other governmental authority against NHTC or any of its products.

      Certain ingredients utilized in our weight management products, primarily ephedrine, are increasingly subject to regulations being promulgated by various state agencies. These regulations generally limit the amount of the ingredient or require a conspicuous warning label be affixed to each product. In addition, certain states have prohibited the sale of ephedrine-based products to minors or at all. There can be no assurances that NHTC will not be subject to additional regulation on its weight management product line.

      Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products.

      Based on research conducted in opening its existing markets the nature and scope of inquiries from government regulatory authorities and our history of operations in such markets to date, NHTC believes that its methods of distribution are in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which it currently operates. Even though NHTC believes that laws governing direct selling are generally becoming more permissive, many countries currently have laws in place that would prohibit NHTC from conducting business in such markets. There can be no assurance that NHTC will be allowed to continue to conduct business in each of its existing markets that it currently services or any new market it may enter in the future.

      NHTC believes that it is in material compliance with all regulations applicable to our products and operations. Despite this belief, NHTC may be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by associates. There can be no assurances that NHTC will not be subject to inquiries and regulatory investigations or disputes and the effects of any adverse publicity resulting therefrom. Any assertion or determination that NHTC or any of its associates are not in compliance with existing laws or regulations could have a material adverse effect on the business and results of operations. In addition, in any country or jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the business and results of operations. NHTC cannot determine the effect, if any, that future governmental regulations or administrative orders may have on the business and results of operations. Moreover, governmental regulations in countries where NHTC may commence or expand its operations may prevent, delay or limit market entry of certain products or require the reformulation of such products. Regulatory action, whether or not it results in a final determination adverse to NHTC, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of associates and consequently, on sales and earnings.

Research and Development

      NHTC has incurred minimal research and development costs in the years ended December 31, 2001 and December 31, 2000. NHTC purchases finished goods from manufacturers and sells directly to its associates for their resale or personal consumption.

Environmental Matters

     There  are  no  environmental   hazards  that  NHTC  believes  effects  its
operations.

Employees

     NHTC has its principle offices in Irving, Texas, and the subsidiary companies have a total of eight offices in both the U.S. and abroad. NHTC has offices and warehouses in Queensland, Australia, Auckland, New Zealand, British Columbia, Canada, Kaohsiung, Taiwan, Moscow, Russia and Zurich, Switzerland. The combined total of employees for Lexxus and eKaire is 43 at December 31, 2001, including eight senior management, five administrative assistants, five warehouse employees, and 25 "general operations" employees, which includes employees in customer service and administrative roles. Forty employees are full-time and five are part-time. NHTC has approximately 30,000 active associates (combined Lexxus and eKaire), who act as independent contractors selling NHTC's products and who are not employees of NHTC. None of the employees are represented by a union, and NHTC believes that employee relations are good.

Product Warranties and Returns

Lexxus

      The Lexxus refund policies and procedures closely follow industry standards. Associates may return unopened product in resalable condition for a partial refund. All product purchased prior to October 1, 2001 had a 30-day refund policy. All products purchased after October 1, 2001 must be returned within twelve months of the original purchase date for refund eligibility. Lexxus must be notified of the return in writing and such written requests will be considered termination notice of the distributorship.

eKaire

      eKaire product warranties and refund policies are similar to those of other companies in the industry. If an associate is not satisfied with the product then he/she can return to eKaire within 90 days of the first time the product was purchased for a full refund. An associate may return or exchange products that are unopened and in resalable condition for 30 days after the date of purchase.

Management Information Systems

      NHTC utilizes a third party to process associate orders and to calculate the associate commission payments. The eKaire commission system provides each associate with a detailed monthly accounting of all sales and recruiting activity. These statements eliminate the need for substantial record keeping on behalf of the associate. Lexxus maintains a web-based system to communicate volume and commissions to its associates.

Insurance

      NHTC currently carries general liability insurance in the amount of $1,000,000 per occurrence and $1,000,000 in the aggregate. There can be no assurance, however, that this insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost, if at all. A successful claim could have a material adverse effect on NHTC.

ITEM  2. DESCRIPTION OF PROPERTY.

     NHTC utilizes approximately 1,000 square feet of office space in Irving, Texas on an as needed basis, through an arrangement with Regus Business Centre which provides business solutions for companies. NHTC pays a minimum annual rental fee of $2,100. Lexxus leases an aggregate of approximately 16,000 square feet of office and warehouse space in Dallas, Texas. The lease term is 38 months, expiring on September 30, 2004, and the current rent is approximately $151,500 per year. Additional warehousing for Lexxus is located in Branson, Missouri where Lexxus utilizes approximately 35,000 square feet of warehouse space. The lease term is on a month-to-month basis at a rent of $18,000 per year. The Canadian office and warehouse of Lexxus and eKaire leases office space in Langley, British Columbia, totaling approximately 3,600 square feet. The lease term is 36 months, expiring on December 1, 2004 and the current rent is approximately $25,000 per year.

     Kaire Australia, Kaire New Zealand, Lexxus Australia and Lexxus New Zealand lease office space and warehouse facilities of approximately 2,475 square feet in Queensland, Australia. The lease term is 60 months, expiring on January 1, 2007, and the current rent is approximately $20,000 per year.

     In March 2002, Lexxus Taiwan entered into a two-year lease for 6,314 square feet of office space at a current rent of approximately $75,000 per year.

     Kaire Trinidad leases approximately 1,100 square feet of office space in downtown Port-of-Spain, Trinidad. The lease term is on a month-to-month basis.

     NHTC is currently in the process of finding adequate office space for its subsidiaries in Hong Kong and Russia.

     NHTC believes that such properties are suitable and adequate for the current operating needs.

ITEM  3. LEGAL PROCEEDINGS.

     On August 4, 1997, Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against NHTC and National Health Care Centers of America, Inc., a wholly-owned subsidiary of NHTC. NHTC asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendants' alleged breach of contract in connection with NHTC's natural health care center, which was located in Boca Raton, Florida. NHTC agreed to settle such actions for shares of Common Stock with a fair market value of $325,000, but not less than 125,000 shares of Common Stock and agreed to register such shares. On October 10, 2000, due to noncompliance with the settlement, a judgment was taken against NHTC in the amount of $325,000 plus interest. On October 12, 2001, NHTC entered into a payment arrangement to settle this obligation. NHTC has recorded a liability of $325,000 plus interest at ten percent (10%) per annum, which is included in the financial statements for the year ended December 31, 2001.

     On July 10, 2000, the State of Texas obtained a judgment against NHTC in the amount of $109,170 for unpaid sales taxes, penalties, interest, and attorney fees. NHTC has entered into a voluntary payment arrangement and has recorded a liability of $109,170 plus interest at seven percent (7%) per annum, which is included in the financial statements for the year ended December 31, 2001.

     On December 29, 2000, Merrill Corporation obtained a judgment against NHTC in the amount of $145,497, plus interest at eight percent (8%) per annum, which is included in the financial statements for the year ended December 31, 2001.

     On October 30, 2001, Omni Group LLC filed an action in the State of Vermont, Addison Superior Court against NHTC, alleging that NHTC tortuously interfered with Omni Groups's existing contractual relationships and made representations about Omni Group that were untrue. Omni Group is seeking $5 million in compensatory damages and $5 million in punitive damages. NHTC is defending this action. NHTC filed an answer on April 2, 2002 in which NHTC denied any wrongdoing.

     On November 22, 2001, Pfizer, Inc. filed an action in the United States District Court, Southern District of New York, against Lexxus alleging that Lexxus' distribution and marketing of Viancreme TM infringes on Pfizer's federally registered trademark, Viagra (R). Pfizer's complaint alleges federal false designation of origin and unfair competition, federal trademark dilution, federal false advertising and unfair competition, common law trademark infringement, trademark dilution and deceptive acts and practices. NHTC is defending this action and is currently in settlement discussions with Pfizer.

     On March 21, 2002, NFL Properties, Inc. brought an action in the Supreme Court of the County of Onondaga in the State of New York against NHTC and Natural Health Laboratories in the amount of approximately $126,000 for alleged breach of contract. NHTC's management believes that the action naming NHTC as a defendant was a case of mistaken identity, and is currently trying to have NHTC removed as a defendant in this action.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the last quarter of 2001, NHTC did not submit any matter to the vote of the shareholders.


ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           PRICE RANGE OF COMMON STOCK

     NHTC's Common Stock is currently quoted on the OTCBB under the symbol "NHTC". NHTC's Common Stock was delisted from the NASDAQ Small Cap Market in July 2000 for failure to meet the NASDAQ requirements for continued listing. The following table sets forth the range of high and low closing sale prices as reported by the NASDAQ Small Cap Market through June 2000 and the high and low bid prices as reported by the OTCBB since June 2000.

                             NASDAQ SMALL CAP MARKET



          Date                 High Closing        Low Closing

          2000

First Quarter                           2.000             1.219
Second Quarter                          1.219             0.281

                                      OTCBB

          Date                   High Bid            Low Bid

          2000
Third Quarter                           0.438             0.031
Fourth Quarter                          0.078             0.016

          2001

First Quarter                           0.047             0.016
Second Quarter                          0.150             0.016
Third Quarter                           0.070             0.030
Fourth Quarter                          0.050             0.020

     The OTCBB quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

     In January 2001, NHTC increased the number of authorized shares of its Common Stock to 500,000,000 by a majority vote of its Board of Directors.

Holders

     As of March 4, 2002, NHTC had approximately 263 record holders of Common Stock and approximately 1,200 beneficial holders of Common Stock.

Dividends

     NHTC has not paid any cash dividends on Common Stock to date and does not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, future financing arrangements, if any, may preclude or otherwise restrict the payment of dividends.

Recent Sales of Unregistered Securities

     In April 2001, NHTC issued 50 shares of Series H Preferred Stock with a face value of $1,000 per share to an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 of Regulation D, as promulgated by the Act.

     In April 2001, NHTC issued 500,000 shares of Common Stock to certain management employees, pursuant to Section 4(2) of the Act.

     In May 2001, NHTC issued 50 shares of Series H preferred stock with a face value of $1,000 per share, to an accredited investor, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

     During 2001, NHTC issued 35,523,045 shares of Common Stock to accredited investors upon conversion of $946,768, face amount of Series E Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

     During 2001, 51,559,177 shares of Common Stock to accredited investors upon conversion of $1,416,408, face amount of Series F Preferred Stock pursuant to
Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

      During 2001, NHTC issued 15,732,164 shares of Common Stock to accredited investors upon conversion of $344,200, face amount of Series G Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

     During 2001, NHTC issued 27,699,368 shares of Common Stock to accredited investors upon conversion of $614,542, face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

    During 2001, NHTC issued 12,260,376 shares of Common Stock to an accredited investor upon conversion of $206,194, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BACKGROUND

     Prior to August 1997, the operations of NHTC consisted of the operation of natural health care centers and vocational schools. Upon the acquisition of GHA on July 23, 1997, NHTC commenced the marketing and distribution of a line of natural, over-the-counter homeopathic pharmaceutical products. Upon the acquisition of certain Kaire assets in 1999, NHTC started the marketing and distribution of a line of natural, herbal-based dietary supplements and personal care products through a network marketing distribution system. NHTC discontinued the operations of GHA during the fourth quarter of 1999 and filed for Chapter 7 bankruptcy in March 2001 on behalf of GHA and Ellon. In January 2001, NHTC acquired Lexxus, which primarily sells "quality-of-life" products.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

 Revenues

     Revenues for the year ended December 31, 2001 were approximately $24,794,000 as compared to revenues for the year ended December 31, 2000 of approximately $8,320,000, an increase of approximately $16,474,000 or approximately 298%. The increased sales for the year ended December 31, 2001 were primarily from the sale of Lexxus products with eKaire showing a slight rise in sales from the year ended December 31, 2000.

 Cost of Sales

     Cost of sales for the year ended December 31, 2001 was approximately $5,876,000 or 24% of revenues. Cost of sales for the year ended December 31, 2000 was $2,410,000 or 29% of revenues. The total cost of sales increased by approximately $3,466,000 or 244% most of which was attributable to Lexxus product mix and sales volume compared to 2000 sales of only eKaire products. The decrease in the cost of sales as a percentage of revenues is attributable to lower manufactured cost of Lexxus products in conjunction with the higher sales volume of Lexxus products are eKaire products.

 Gross Profit

     Gross profit increased from approximately $5,910,000 in the year ended December 31, 2000 to approximately $18,918,000 in the year ended December 31, 2001. The increase was approximately $13,008,000 or 320%. The increase was attributable to the increase in gross sales by both Lexxus and eKaire.

 Commissions

     Associate commissions were approximately $12,449,000 or 50% of revenues in the year ended December 31, 2001 compared with approximately $3,682,000 or 44% of revenues for the year ended December 31, 2000. The increase of commission expense is directly related to the increase in gross sales and the terms of the compensation plans. Lexxus carries an average payout of 60% of product sales whereas eKaire has an average payout of 40% of product sales.

 Selling, General and Administrative Expenses

     Selling, general and administrative costs decreased from approximately $5,777,000 or 69% of revenues in the year ended December 31, 2000 to approximately $5,187,000 or 21% of revenues in the year ended December 31, 2001, a decrease of approximately $590,000 or 11% which is attributable to the downsizing of eKaire operations and shared overhead costs between Lexxus and eKaire.

Interest Expense

     Interest expense was approximately $260,000 or 3% of revenues in the year ended December 31, 2000 compared with approximately $157,000 or 1% of revenues in the year ended December 31, 2001, a decrease of approximately $103,000 due to a decrease in debt borrowings, a decrease in the beneficial conversion feature of certain debt instruments, and conversion of convertible debt into Common Stock in 2001.

 Income Taxes

     Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the years ended December 31, 2001 or 2000 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", utilizing its loss carry forwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded as management has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

  Income (Loss) from Continuing Operations

     Net income from continuing operations was approximately $1,202,000 in the year ended December 31, 2001 or approximately 5% of revenues as compared to the net loss from continuing operations of approximately $12,803,000 or approximately (154) % of revenues in the year ended December 31, 2000.

Discontinued Operations

     NHTC discontinued the operations of its wholly-owned subsidiary in the United Kingdom in February 2000 and recognized a loss of $15,000 on the liquidation of this asset for the year ended December 31, 2000.

Gain on Forgiveness of Debt

     During the year ended December 31, 2001, NHTC realized a gain of approximately $820,000 on the various debt and payables related to the sale of Kaire Nutraceuticals, Inc. During the year ended December 31, 2000, NHTC realized a gain of approximately $2,148,000 on the various debt and payables of GHA due to the filing of a Chapter 7 bankruptcy.

Liquidity and Capital Resources

     NHTC has funded the working capital and capital expenditure requirements primarily from cash provided through sales of products, borrowings from institutions and individuals, and from the sale of securities in private placements.

     In March 2000, NHTC sold 1,000 shares of Series J Preferred Stock, par value $1,000 per share, (the "Series J Preferred Stock") realizing net proceeds of $1,000,000. Series J Preferred Stock pays a dividend at the rate of 10% per annum. Series J Preferred Stock and the accrued dividends thereon are convertible into shares of Common Stock at a conversion price equal to the lower of the closing bid price on the conversion date or 70% of the average closing bid price of the Common Stock for the lowest three trading days during the twenty day period immediately preceding the date on which NHTC receives notice of conversion from a holder thereof. In connection with the offering of the Series J Preferred Stock, NHTC issued warrants to purchase 141,907 shares of Common Stock at an exercise price of $1.41 per share. During 2001, $206,194, face amount of Series J Preferred Stock was converted into 12,260,376 shares of Common Stock.

     In May 2000, NHTC borrowed $20,700 from Tyler Pipeline, Inc. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bears interest at 10% per annum and is payable on demand. The note is convertible into shares of Common Stock at a discount equal to 60% of the average closing bid price of the Common Stock on the three days preceding notice of conversion of the note. In April 2001, this note was fully satisfied through conversion into an aggregate of 2,163,710 shares of Common Stock.

     In October 2000, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date.

     In October 2000, NHTC borrowed $10,000 from Meridian Investments, Inc. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bears interest at 10% per annum and is payable on demand. The note is convertible into shares of Common Stock at a discount equal to 60% of the average closing bid price of the Common Stock on the three days preceding notice of conversion. The note was repaid in November 2001.

     In November 2000, NHTC borrowed $25,000 from Filin Corp. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bears interest at 10% per annum and is payable on demand. The note is convertible into shares of Common Stock at a discount equal to 60% of the average closing bid price of the Common Stock on the three days preceding notice of conversion. The note was converted into an aggregate of 1,452,805 shares of Common Stock in August 2001.

           In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned subsidiary, Lexxus. The original founders of Lexxus International received an aggregate of 10,000,000 shares of Common Stock.

           In April 2001, NHTC borrowed $100,000 from Augusta Street LLC. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bears interest at 10% per annum and is payable on demand. The note is convertible into shares of Common Stock at a discount equal to 75% of the average closing bid price of the Common Stock on the five days preceding notice of conversion.

      In April 2001, NHTC issued an aggregate of 200,000 shares of Common Stock to an individual in exchange for a loan of $50,000.

     In April 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date.

     In May 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date

     At December 31, 2001, the ratio of current assets to current liabilities was .31 to 1.0 and NHTC had a working capital deficit of approximately $3,522,000.

     Cash provided by operations for the period ended December 31, 2001 was approximately $35,000. Cash used by investing activities during the period was approximately $302,000, which primarily relates to the acquisition of fixed assets of approximately $141,000 and websites of $133,000. Cash provided by financing activities during the period was approximately $449,000, primarily from the issuance of preferred stock of $100,000 and notes payable of $382,000. Total cash increased by approximately $216,000 during the year.

ITEM  7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     NHTC's consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.



                                    PART III


ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a).

                                   MANAGEMENT

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers.

  Name                     Age                  Position

Mark D. Woodburn            31       President, Chief Financial Officer,
                                     Secretary and sole director


The following is a brief summary of NHTC's sole executive officer and director:

Mark D. Woodburn became Secretary of NHTC in April 1999. In August 2000, Mr. Woodburn also became a director of NHTC. Mr. Woodburn became the President of NHTC in September 2000. Between April 1999 and September 2000, Mr. Woodburn served as NHTC's Chief Financial Officer. Since 1992, Mr. Woodburn served as a director and the Secretary of Kaire International, Inc. Currently, Mr. Woodburn serves as Chief Financial Officer of Lexxus International, Inc. and eKaire.com, Inc.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2001, and (ii) Forms 5 and amendments thereto and/or written representations furnished to NHTC by any director, officer or ten percent security holder of NHTC (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the fiscal year ended December 31, 2001, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.


NHTC does not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

                  The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended December 31, 2001, 2000 and 1999 with respect to the following officers.

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                                                    Annual Compensation                          Awards
  Name and Other Principal Position      Year    Salary ($) Bonus     Other Annual     Restricted     Securities
                                                              ($)     Compensation        Stock       Underlying
                                                                         ($)(1)       Award(s) ($)   Options/SARs
                                                                                                          (#)
  Mark D. Woodburn (2)                   2001     17,000       -            -              -               -
  President                              2000     34,000       -            -              -               -
                                         1999     55,750       -            -              -               -


  Terry LaCore (3)                       2001    115,000       -            -              -          3,000,000
  CEO of Lexxus International, Inc.      2000    100,000       -          16,016           -               -
                                         1999     80,769       -            -              -               -

  Robert L. Richards, (4)                2001       -          -            -              -               -
  Former President & CEO                 2000     68,692       -            -              -               -
                                         1999     96,923       -            -              -               -


  Joseph P. Grace (5)                    1999    133,333       -            -              -               -



(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.
(2) Mr. Woodburn became NHTC's President in September 2000. He became NHTC's Secretary in April 1999. Between April 1999 and September 2000, he served as NHTC's Chief Financial Officer.
(3)  Mr. LaCore is the CEO of Lexxus.
(4) Mr. Richards became NHTC's President in September 1999 and resigned in August 2000.
 (5) Mr. Grace resigned in September 1999.

Stock Options

         In January 2001, NHTC granted the following options to purchase Common Stock to the executive officers named above.



         Name                Number of         Percent of total    Exercise base price     Expiration Date
                             securities          options/SARs           ($/share)
                             underlying           granted to
                        options/SARs granted     employees in
                                                  fiscal year

Mark Woodburn                    -                     -                    -                     -

Terry LaCore                 3,000,000               100%              $.011/share          January 2011

(1) Does not include the 3,000,000 options issued to Benchmark Consulting Group.

         During the fiscal year ended December 31, 2001, Mr. LaCore had not exercised any of these options. The shares issued to Mr. LaCore have certain anti-dilutive features. The anti-dilutive provision provides for additional options to be granted in the event NHTC issues additional Common Stock.

Consulting Agreement

     In January 2001, NHTC entered into a consulting contract with Benchmark Consulting Group, pursuant to which Benchmark agreed to advise NHTC in connection with the acquisition of, startup of, and/or merger with other companies introduced to NHTC by Benchmark, and any divesture of NHTC's assets, subsidiaries, or the sale of NHTC itself. NHTC issued to Benchmark options to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $.011 per share. These shares have certain anti-dilutive features. The anti-dilutive provision provides for additional options to be granted in the event NHTC issues additional Common Stock.

Directors' Compensation

         Neither the director of NHTC nor those of any of its subsidiaries receive any fixed compensation for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with performance of their duties. Neither NHTC nor any of its subsidiaries paid its directors any cash or other form of compensation for acting in such capacity, although directors who were also executive officers received cash compensation for acting in the capacity of executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.


     The following table sets forth certain information as to the Common Stock ownership of each of the directors, executive officers, all executive officers and directors as a group, and all persons known to us to be the beneficial owners of more than five percent of NHTC's Common Stock as of January 31, 2002.


 Name and address of          Amount and nature of           % of Class
  Beneficial Owner              Beneficial Owner

 Mark D. Woodburn                      -                         *
 c/o NHTC
 5605 N. MacArthur Blvd.
 11th Floor
 Irving, TX 75038

 The Endeavour Capital             25,349,643                   9.9%
 Investment Fund SA
 Cumberland House
 #27 Cumberland Street
 Nassau, New Providence,
 The Bahamas

 All Executive Officers and            -                         *
 Directors as a Group (1 person)

* Owns less than one (1%) percent.

     Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock beneficially owned by them.

     The table does not include shares of Common Stock issuable upon the conversion of the Series F, H, and J preferred stock, which are the only classes of Preferred Stock that have not been entirely converted into shares of Common Stock. Pursuant to the terms of the Series F, H, and J preferred stock, the holders thereof generally are not entitled to convert such instruments to the extent that such conversion would increase the holders' beneficial ownership of Common Stock to an amount in excess of 4.9%, except in the event of mandatory conversion. On the date of a mandatory conversion of the Series F, H, and J preferred stock, a change in control may occur, based upon the number of shares of Common Stock issuable to such holders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of December 31, 2001, NHTC owed approximately $70,000 to Robert L. Richards, its former president and a former director, in connection with liabilities assumed in connection with the KII acquisition.

     NHTC believes that the transactions between NHTC and any of the officers, directors and/or five percent (5%) stockholders have been on terms no less favorable to NHTC than could have been obtained from independent third parties. Future transactions, if any, between NHTC and any of its officers, directors, and/or five percent (5%) stockholders will be on terms no less favorable to NHTC than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors. In addition, any forgiveness of indebtedness of officers, directors or five percent (5%) stockholders will be approved by a majority of disinterested directors who do not have an interest in the transactions and who have access, at NHTC's expense, to counsel.


ITEM  13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a) Exhibits

Index to Exhibits

NUMBER  DESCRIPTION OF EXHIBIT

2.2      Acquisition Agreement among NHTC, NHTC Acquisition
         Corp. and Kaire International, Inc. (the "Acquisition
         Agreement").(3)

2.3      Acquisition Agreement among NHTC and Lexxus International *
3.1      Amended and Restated Certificate of Incorporation of the
         Company.(4)
3.2      Amended and Restated By-Laws of NHTC.(4)
4.1      Specimen Certificate of NHTC's Common Stock.(4)
4.2      Form of Class A Warrant.(4)
4.3      Form of Class B Warrant.(4)
4.4      Form of Warrant Agreement between NHTC and
         Continental Stock Transfer & Trust Company for Class A and B
         Warrants.(4)
4.5      1994 Stock Option Plan.(4)
4.6      1997 Stock Option Plan.(11)
4.7      1998 Stock Option Plan.(11)
4.8 Articles of Amendment of Articles of Incorporation of the Company.(6)
4.9      Articles of Amendment of Articles of Incorporation- Series C
         Preferred Stock.(7)
4.10     Articles of Amendment of Articles of Incorporation- Series E
         Preferred Stock.(3)
4.11     Articles of Amendment of Articles of Incorporation- Series F
         Preferred Stock.(3)
4.12     Articles of Amendment of Articles of Incorporation- Series G
         Preferred Stock.(3)
4.13     Articles of Amendment of Articles of Incorporation- Series H
         Preferred Stock.(3)
4.14     Form of Warrant in connection with the Acquisition
         Agreement.(3)
4.15 Articles of Amendment of Articles of Incorporation - Series J Preferred Stock (13)
4.16     Stock Option Agreement among NHTC and Terry LaCore *
4.17     Stock Option Agreement among NHTC and Benchmark Consulting Group *
10.17    Convertible Promissory Note among NHTC and Augusta Street LLC *
10.18    Convertible Promissory Note among NHTC and Augusta Street LLC *
10.19    Consulting Agreement between NHTC and Summit Trading Limited *
10.20    Lease for Registrant's Irving, Texas facility *
10.21    Distributor Agreement-40J's *
21.1     List of Subsidiaries.*


--------------
 (*)     Filed herewith.

 (3) Previously filed with NHTC's Proxy Statement on Schedule 14A, dated January 25, 1999.

(4)      Previously filed with Registration Statement No. 33-91184.

(5)      Previously filed with NHTC's Form 8-K dated August 7, 1997.

(6)      Previously filed with NHTC's Form 10-QSB dated June 30, 1997.

(7)      Previously  filed  with  the  Company's Form 10-QSB dated September 30,
         1998.

(8) Previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

(9)      Previously filed with NHTC's Form 10-KSB for the year ended
         December 31, 1998.

(11)     Previously filed with NHTC's Registration Statement, File
         No. 333-80465.

(13)     Previously filed with NHTC's Form 8-K dated March 17, 2000.

         (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Natural Health Trends Corp.


Signature                                   Title                   Date


/s/ Mark D. Woodburn         President and Chief Financial
--------------------------   Officer                             April 16, 2002
    Mark D. Woodburn         (Principal Financial and Accounting
                              Officer)





     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                    Date

/s/ Mark D. Woodburn                   Sole Director             April 16, 2002
-------------------------
    Mark D. Woodburn

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


The following consolidated financial statements of Natural Health Trends Corp. are included in response to Item 7:



                                                                         PAGE


Report of Independent Auditors........................................... F-2

Consolidated Balance Sheet................................................F-3

Consolidated Statements of Operations.....................................F-4

Consolidated Statements of Stockholders' Deficit..........................F-5

Consolidated Statements of Cash Flows.....................................F-6

Notes to Consolidated Financial Statements................................F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Natural Health Trends Corp. and Subsidiaries
Irving, Texas

         We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of NHTC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the financial position of Natural Health Trends Corp. and Subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that NHTC will continue as a going concern. The Company had incurred a loss in year ended December 31, 2000 and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ Feldman Sherb & Co., P.C.
                                                       Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
April 5, 2001

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001


Current Assets
       Cash                                                          $324,315
       Account receivables                                            119,817
       Inventories                                                    924,761
       Prepaid expenses and other current assets                      247,191
                                                             -----------------
                Total Current Assets                                1,616,084

       Restricted cash                                                100,809
       Property and Equipment, net                                    147,919
       Goodwill                                                       207,765
       Website                                                         99,750
       Deposits and Other Assets                                      324,685
                                                             -----------------
                Total Assets                                       $2,497,012
                                                             =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
       Accounts payable                                            $4,035,674
       Accrued expenses                                               146,048
       Accrued bonus payable                                          119,852
       Notes Payable                                                  558,088
       Current portion of long term debt                              171,070
       Other current liabilities                                      107,223
                                                             -----------------
                Total Current Liabilities                           5,137,955

       Long Term Notes Payable                                        292,313
                                                             -----------------
                Total Liabilities                                   5,430,268
                                                             -----------------

Stockholders' Deficit:
       Preferred stock                                              2,324,298
       Common stock                                                   220,938
       Additional paid in capital                                  29,218,823
       Accumulated deficit                                       (34,278,824)
       Deferred compensation                                        (416,250)
       Cumulative currency translation adjustment                     (2,241)
                                                             -----------------
                Total Stockholders' Deficit                       (2,933,256)
                                                             -----------------
            Total Liabilities and Stockholders' Deficit           $2,497,012
                                                             =================



                 See Notes to Consolidated Financial Statements

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                              2001                   2000
                                                        ------------------    -------------------

   Revenues                                              $       24,794,036   $          8,320,105
   Cost of Sales                                                  5,875,970              2,410,096
                                                          ------------------    -------------------
   Gross Profit                                                  18,918,066              5,910,009
   Associate commissions                                         12,449,357              3,681,646
   Write-down of patents and goodwill                                     -              9,002,582
   Selling, general and administrative expenses                   5,186,633              5,777,474
                                                          ------------------    -------------------
   Operating income (loss)                                        1,282,076            (12,551,693)
   Minority Interest in Loss of Subsidiary                          105,686                      -
   Gain (loss) on foreign exchange                                   (5,861)                 9,076
   Other income (expense)                                           (23,229)                     -
   Interest (net)                                                  (156,549)              (260,160)
                                                          ------------------    -------------------
   Income (loss) from continuing operations                       1,202,123            (12,802,777)

   Discontinued Operations:
   Loss on disposal                                                       -                (15,000)
                                                          ------------------    -------------------
   Income (loss) before extraordinary gain                        1,202,123            (12,817,777)
   Extraordinary gain - forgiveness of debt                         820,498              2,148,478
                                                          ------------------    -------------------
   Net income (loss)                                              2,022,621            (10,669,299)

   Preferred stock dividends                                      1,089,231              1,277,251
                                                          ------------------    -------------------
   Net income (loss) to common shareholders             $           933,390   $        (11,946,550)
                                                          ==================    ===================

   Basic income (loss) per common share:
   Continuing Operations                                $              0.01   $              (1.47)
   Discontinued Operations                                             0.00                   0.00
   Extraordinary gain                                                  0.00                   0.22
                                                          ------------------    -------------------
   Net income (loss) to common shareholders             $              0.01   $              (1.25)
                                                          ==================    ===================
   Basic weighted common shares used                            134,206,832              9,588,718
                                                          ==================    ===================

   Diluted income (loss) per common share:
     Continuing Operations                              $              0.00   $             (1.47)
     Discontinued Operations                                           0.00                  0.00
  Extraordinary gain                                                   0.00                  0.22
                                                          ------------------    -------------------
   Net income (loss) to common shareholders             $              0.00   $             (1.25)
                                                          ==================    ===================
   Diluted weighted common shares used                          239,317,475             9,588,718
                                                          ==================    ===================



                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                        Common Stock          Preferred Stock                 Accumulated   Foreign    Deferred
                      Shares      Amount    Shares     Amount       APIC        Deficit     Currency     Comp       Total
           BALANCE   7,989,846    $7,990    5,164   $5,163,696  $21,443,914  $(23,165,664)        -    $(666,000)  $2,783,936
     -December 31,
              1999
       Issuance of           -         -    1,000    1,000,000      (62,530)            -         -            -      937,470
       Convertible
          Series J
   Preferred stock
       Issuance of           -         -        -            -      100,000      (100,000)        -            -            -
      Common Stock
          warrants
     Conversion of     434,660       435     (359)    (359,154)     385,068       (26,349)        -            -            -
          Series H
   Preferred stock
     Conversion of   3,935,171     3,934        -            -    1,216,053             -         -            -     1,219,987
  Notes Payable to
      Common Stock
     Conversion of   2,984,122     2,984      (94)     (93,232)      90,248             -          -           -             -
          Series E
   Preferred Stock
     Conversion of     279,852       280       (6)      (5,800)       5,520             -          -           -             -
          Series G
   Preferred Stock
       Issuance of           -         -       50       50,000            -             -          -           -        50,000
       Convertible
          Series H
   Preferred stock
     Conversion of     138,318       138       (3)      (3,100)       2,962             -          -           -             -
          Series F
   Preferred stock
        Write down           -         -        -            -     (555,000)            -          -     555,000             -
          deferred
      compensation
          Amortize           -         -        -            -            -             -          -     111,000       111,000
          Deferred
      Compensation
  Foreign currency           -         -        -            -            -             -    (37,203)          -       (37,203)
       translation
   Preferred Stock           -         -        -            -    1,250,902    (1,250,902)         -           -             -
          Dividend
       Adjust Note           -         -        -            -     (133,333)            -          -           -      (133,333)
    Payable due in
      Common Stock
          Net Loss           -         -        -            -            -   (10,669,299)         -           -   (10,669,299)

 BALANCE -December
          31, 2000  15,761,970    15,761    5,752    5,752,410   23,743,804   (35,212,214)   (37,203)          -    (5,737,442)

     Conversion of  35,523,045    35,523     (947)    (946,768)     911,245             -          -           -             -
       Convertible
          Series E
   Preferred stock
     Conversion of  51,559,177    51,559   (1,416)  (1,416,408)   1,364,849             -          -           -             -
       Convertible
          Series F
   Preferred Stock
     Conversion of 15,732,164     15,732     (344)    (344,200)     328,468             -          -           -             -
       Convertible
          Series G
   Preferred Stock
     Conversion of 27,699,368     27,700     (615)    (614,542)     586,842             -          -           -             -
       Convertible
          Series H
   Preferred Stock
       Issuance of          -          -      100      100,000            -             -          -           -       100,000
       Convertible
          Series H
   Preferred stock
          Series J 12,260,376     12,261     (206)    (206,194)     193,933             -          -           -             -
     Conversion of
   Note Payable to 22,887,006     22,887        -            -      400,126             -          -           -       423,013
      Common Stock
 Shares Issued for 21,224,601     21,225        -            -      500,325             -          -        (416,250)  105,300
          Services
         Penalties  8,290,013      8,290        -            -            -             -          -           -         8,290
   Preferred Stock          -          -        -            -    1,089,231    (1,089,231)         -           -             -
         Dividends
  Foreign currency          -          -        -            -            -             -      34,962          -        34,962
       translation
       Acquisition 10,000,000     10,000        -            -      100,000             -           -          -       110,000
        Net Income          -          -        -            -            -     2,022,621           -          -     2,022,621
                   -----------------------------------------------------------------------------------------------------------
BALANCE-December  220,937,720   $220,938    2,324   $2,324,298  $29,218,823  $(34,278,824)    $(2,241) $(416,250)  $(2,933,256)
      31, 2001     ===========================================================================================================

                 See Notes to Consolidated Financial Statements.
                                       F-5

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year Ended December 31,
                                          --------------------------------------
                                                2001                  2000
                                          ---------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $ 2,022,621            $(10,669,299)

Adjustments to reconcile net income
(loss) to net cash provided by (used
 in) operating activities:
  Loss on dissolution                                 -                  15,000
  Depreciation and amortization                  90,578                 364,400
  Loss on disposal of fixed asset                     -                (666,856)
   Write down of patents and goodwill                 -               9,002,582
   Gain on forgiveness of debt                 (820,498)             (2,148,478)
  Issuance of common stock in
   settlement of interest                             -                   6,059
  Minority interest in loss of subsidiary      (105,686)                      -
  Common stock issued for
   services and penalties                       529,840                       -
     Changes in assets and liabilities:
 Accounts receivable                            (68,049)                355,722
 Inventories                                   (727,692)                863,065
 Prepaid expenses                              (229,599)                157,117
 Deposits and other assets                     (237,646)                (11,432)
 Accounts payable and cash overdraft          1,209,237                 683,473
 Accrued expenses                            (1,332,182)                 52,731
 Accrued consulting contract                          -                 666,000
 Deferred revenue                              (119,413)               (408,418)
 Other current liabilities                     (177,432)                  7,545
                                       -----------------     -------------------
    Total Adjustments                        (1,988,542)              8,938,510
                                       ------------------    -------------------
NET PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                            34,079              (1,730,789)
                                       ------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (141,199)                 (7,421)
  Proceeds from the sale of
   fixed assets                                       -                  10,533
  Business acquisitions,
   net of cash acquired                               -                 (27,587)
  Purchase of websites                         (133,000)                      -
  Increase in restricted cash                   (27,975)                      -
                                       ------------------    -------------------
NET CASH USED IN INVESTING
 ACTIVITIES                                    (302,174)                (24,475)
                                       ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase from cash overdraft                         -                 (43,284)
 Decrease in restricted cash                          -                  79,671
 Proceeds from preferred stock                  100,000               1,050,000
 Proceeds from notes payable
  and long-term debt                            382,216                 512,976
 Payments of notes payable
  and long-term debt                            (33,187)               (169,743)
 Redemption of preferred stock                        -                       -
                                       ------------------    -------------------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                           449,029               1,429,620
                                       ------------------    -------------------

Effect of Exchange rates                         34,962                       -

NET INCREASE IN CASH                            215,896                (325,644)

CASH, BEGINNING OF YEAR                         108,419                 434,063

                                       -------------------   -------------------
CASH, END OF YEAR                             $ 324,315               $ 108,419
                                       ===================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

 Conversion of preferred stock to common
  stock                                       $3,528,112          $    461,286
                                              ==============    ================
 Conversion of debentures, notes payable
  and related accrued interest
  to common stock                             $  521,550          $  1,219,987
                                              ==============    ================
 Preferred stock dividends                    $1,089,231          $  1,277,251
                                              ==============    ================
 Common stock issued for acquisition          $  110,000          $       -
                                              ==============    ================


                See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 and 2000.


1. ORGANIZATION

     Natural Health Trends Corp. ("NHTC") is a Florida corporation. NHTC was incorporated on December 1, 1988 as "Florida Institute of Massage Therapy, Inc." and changed its name to "Natural Health Trends Corp." on June 24, 1993. NHTC's common stock, par value $0.001 per share (the "Common Stock") is listed on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "NHTC".

     NHTC is a holding company that operates two businesses which distribute products that promote health, wellness and sexual vitality through the multi-level marketing ("MLM") channel. NHTC's largest operation is Lexxus International, Inc. ("Lexxus"), a Delaware corporation and a majority-owned subsidiary of NHTC. Lexxus sells products that heighten mental and sexual arousal, particularly in women. NHTC's other business, eKaire.com, Inc. ("eKaire"), distributes nutritional supplements aimed at general health and wellness through the Internet and other channels. eKaire consists of companies operating in the U.S., in Canada as Kaire International Canada Ltd. ("Kaire
Canada"), in Australia as Kaire Nutraceuticals Australia Pty. Ltd. ("Kaire Australia"), in New Zealand as Kaire Nutraceuticals New Zealand Limited ("Kaire New Zealand"), and in Trinidad as Kaire Trinidad, Ltd. ("Kaire Trinidad").

     In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned subsidiary, Lexxus International, Inc. ("Lexxus"), a Delaware corporation. The original founders of Lexxus International received an aggregate of 10,000,000 shares of Common Stock.

     In February 1999, NHTC, through a wholly-owned subsidiary, acquired certain assets (the "Kaire Assets") of Kaire International, Inc., a Delaware corporation ("KII"). The assets included, but not limited to, the corporate name, all variations and any other product name, registered and unregistered trademarks, trade names, servicemarks, patents, logos and copyrights of KII, and independent associate lists. In exchange for the Kaire Assets, NHTC made the following issuances:

   o to 11 secured creditors of KII, $2,800,000 aggregate stated value of Series F preferred stock, par value $1,000 per share, of NHTC (the "Series F Preferred Stock");

   o to two secured creditors of KII, $350,000 aggregate stated value of Series G preferred stock, par value $1,000 per share, of NHTC (the "Series G Preferred Stock");

   o to Kaire International, Inc., 5 year warrants to purchase 200,000 shares of NHTC's Common Stock exercisable at $4.06 per share.

     In March 2001, Global Health Alternatives, Inc., a Delaware corporation and wholly-owned subsidiary of NHTC ("GHA"), and Ellon, Inc., a Delaware corporation and wholly-owned subsidiary of GHA ("Ellon"), filed for Chapter 7 bankruptcy liquidation in the United States Bankruptcy Court of the Northern District of Texas. Neither GHA nor Ellon had operations during the years 2000 or 2001. Both GHA and Ellon were dissolved in June 2001.

     In the second quarter of 2001, NHTC incorporated Lexxus International (SW Pacific) Pty. Ltd., an Australian corporation and majority-owned subsidiary of NHTC, which does business in Australia ("Lexxus Australia"). In addition, NHTC incorporated Lexxus International (New Zealand) Limited, a New Zealand corporation and majority-owned subsidiary of NHTC, which does business in New Zealand ("Lexxus New Zealand").

     In June 2001, NHTC incorporated Lighthouse Marketing Corporation ("LMC"), a Delaware Corporation and a wholly-owned subsidiary of NHTC. As of December 31, 2001, LMC had not conducted any business, but intends to conduct business in the future.

     In June 2001, NHTC sold 100% of the Common Stock in Kaire Nutraceuticals, Inc., Delaware Corporation, to a South African firm for a purchase price of the greater of (i) $50,000 per year for a period of five years, or (ii) for five years, a percentage of net income based on a progressive scale of net sales figures of the South African firm. As of December 31, 2001, no income has been recognized on this transaction.

     On November 16, 2001, NHTC incorporated  Lexxus  International Co., Ltd., a
corporation   organized   under  the  laws  of  the  Republic  of  China  and  a
majority-owned subsidiary of NHTC ("Lexxus Taiwan").

     On January 28, 2002, NHTC incorporated MyLexxus Europe AG, a corporation organized under the laws of Switzerland and a majority-owned subsidiary of NHTC ("Lexxus Europe"). This company manages the sales of product into sixteen eastern European countries, including Russia.

     In March 2002, NHTC incorporated Lexxus International Co., Ltd., a corporation organized under the laws of Hong Kong and a majority-owned subsidiary of NHTC ("Lexxus Hong Kong").


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Natural Health Trends Corp. and its subsidiaries. All material inter-company transactions have been eliminated in consolidation.

          B. Accounts Receivable - Accounts receivable are stated net of allowance for doubtful accounts of approximately $0.

          C. Inventories - Inventories consisting primarily of nutritional supplements and "quality of life" products are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

          D. Property and Equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the useful lives of the various assets.

          E. Cash Equivalents - Cash equivalents consist of money market accounts and commercial paper with an initial term of fewer than three months. For purposes of the statement of cash flows, NHTC considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

          F. Earnings (Loss) Per Share-Accounting Standards No. 128, "Earnings Per Share" SFAS 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share is computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Diluted earnings per share is not being shown in the year ended December 31, 2000 due to the fact that this year has a net loss and the conversion of the preferred stock and Common Stock outstanding during that year would be anti-dilutive.

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

          H. Income Taxes-Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", NHTC accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

          I. Fair Value of Financial Instruments-The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses, and notes payable approximate fair value based on the short-term maturity of these instruments.

          J. Stock Based Compensation-NHTC accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation," NHTC adopted the pro forma disclosure requirements of SFAS 123.

          K. Impairment of Long-Lived Assets-NHTC reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, NHTC recorded a charge against patents, customer lists and goodwill upon such review.

          L. Basis of Presentation - NHTC had a working capital deficiency of approximately $3,522,000 and $5,864,000 as of December 31, 2001 and 2000, respectively, and had recorded net losses of approximately $10,669,000 for the year ended December 31, 2000, that raise substantial doubt about NHTC's ability to continue as a going concern. NHTC's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

          M. Royalty Expense-Royalties that are incurred on a per unit sold basis are included in Cost of Sales. Additional royalty amounts incurred to meet contractual minimum levels are classified as Selling, General and Administrative Expenses.

          N. Reclassifications-NHTC has reclassified certain expenses in its consolidated statements of operations for the years ended December 31, 2001 and 2000 as a result of the closure of Kaire Europe and related facilities. These changes had no significant impact on previously reported results of operations or stockholders' equity.

          O. Foreign Currency Translations-Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses of subsidiaries are translated at the average rates of exchange prevailing during the year or period then ended. The related translation adjustments are reflected as a cumulative translation adjustment in consolidated stockholders' equity. Foreign currency gains and losses resulting from transactions are included in results of operations in the period in which the transaction occurred.

          P. Revenue Recognition - The subsidiaries of NHTC sell products directly to independent distributors. Sales are recorded when the products are shipped.

          Q. Concentration of Risk-NHTC maintains its cash accounts in several bank accounts. Accounts in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. NHTC's cash balance in some of its bank accounts generally exceeds the insured limits.

          Lexxus and eKaire sell products through network marketers throughout the United States, Canada, New Zealand, Australia, and Trinidad and Tobago. Credit is extended for returned checks and/or until credit card purchases have cleared the bank.

          Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. NHTC's accounts receivable are subject to potential concentrations of credit risk. NHTC does not believe that it is subject to any unusual or significant risk, in the normal course of business.

          R. Restricted Cash - NHTC is required to maintain three (3) restricted cash accounts (i) two with credit card processing companies, one for each subsidiary. The primary purpose of these accounts is to provide a reserve for potential uncollectible amounts and chargebacks by Lexxus and eKaire credit card customers. The credit card processing companies may periodically increase the restricted cash account. The amount on deposit is calculated at 2% of net sales over a rolling six month average and (ii) a third account is maintained with a Canadian bank as security for a bank drafting process utilized by eKaire in the ordinary course of business.

          S. Recently Issued Accounting Standards-In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. NHTC believes that the adoption of SFAS
          No.  141  will  not  have  a  significant   impact  on  the  financial
          statements.

          In July 2001, FASB issued Statement of Financial Accounting standards Board No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. NHTC is currently assessing but has not yet determined the impact of SFAS No. 142 on the financial position and results of operations.

          In August 2001, the FASB issued Statement of Financial Accounting standards Board No. 143, "Accounting for Asset Retirement Obligations", (SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2002; however, early adoption is encouraged. In August 2001, the FASB issued Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001 and supercedes SFAS 121 while retaining many of its requirements.

          In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or
          Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management believes that the implementation of this standard will have no impact on NHTC's results of operations and financial position.

3. PROPERTY AND EQUIPMENT

         Property and Equipment consisted of the following:

                                        Estimated Useful
     Type of Property or Equipment           Lives                  Amount
  -------------------------------      ------------------      -----------------
Equipment, furniture and
fixtures                                      5 to 7        $       113,514
Computers and peripherals                       3                   105,694
Software                                     3 to 5                   4,307
Leasehold improvements                       3 to 5                   3,489
                                                                ----------------
Property and Equipment                                      $       227,004
Less: Accumulated depreciation                                      (79,085)
                                                                ----------------
Property and Equipment, net                                 $       147,919
                                                                ================



4. NOTES PAYABLE

         Notes Payable consisted of the following at December 31, 2001:

         Note Payable Amount

      (i)  Augusta Street LLC $100,000 note payable, 10% interest                       $ 100,000
     (ii)  Augusta Street LLC $138,000 note payable, 4.75% interest                     $ 138,000
    (iii)  Naline Thompson $50,000 note payable, 12% interest                             $50,000
           Merrill  Corporation  $145,496  note payable,  8% interest,  due upon        $ 145,496
           demand
           Aloe Commodities International, Inc.,
           non-interest bearing, due upon demand                                         $ 52,500
     (iv)  Lightfoot                                                                     $ 40,967
           Life Dynamics, Inc. note payable, interest-free                                $31,125
                                                                                        ---------
                                      Notes Payable                                     $ 558,088
                                                                                        =========


(i)Payee of the note is entitled, at its option, to convert at any time, the principal amount of this note at a conversion price equal to 75% of the five-day average closing bid price of the Common Stock for the five trading days immediately preceding the applicable conversion date. The beneficial conversion feature of $ 33,333 was recorded in the financial statements. This note is due upon demand.

(ii)Payee of the note is entitled, at its option, to convert at any time, the principal amount of this note at a conversion price equal to 75% of the five-day average closing bid price of the Common Stock for the five trading days immediately preceding the applicable conversion date. The beneficial conversion feature of $ 46,000 was recorded in the financial statements. This note is due December 31, 2002.

(iii) The investor received 200,000 shares of NHTC Common Stock as well as a warrant to purchase 200,000 shares of the Common Stock of NHTC at an exercise price of $0.05 per share for three years.

(iv) Note due to Michael and Linda Lightfoot, bears interest at prime plus 1.75%, monthly payments are being made.

5. LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 2001:


         Debt Instrument                                            Amount
         -------------------------------------                  -------------
(i)      Samantha Haimes, $325,000, 10% interest                  $ 296,892
(ii)     State of Texas, $114,278, 7% interest                      $96,738
(iii)    Robert L. Richards, interest-free                          $69,753
                                                                -------------
              Total Debt                                          $ 463,383
              Less: current portion of Long-term Debt             $ 171,070
                                                                -------------
              Long-term Debt                                      $ 292,313
                                                                =============

(i) NHTC is making monthly payments of $12,000 through July 2002 and thereafter $15,000 per month until repaid in full with interest. (ii) NHTC is making monthly payments of $2,200 until repaid in full with interest. (iii) NHTC is making monthly payments of $1,333 until repaid in full with interest.


                Date                       Amount
               -----                   -------------
                2002                     $ 171,070
                2003                     $ 199,517
                2004                       $39,134
                2005                       $40,807
                2006 and thereafter        $12,855



As of December 31, 2001, NHTC owed approximately $70,000 to Robert L. Richards, a former president and a director, in connection with liabilities assumed in connection with the KII acquisition.

6.  PAYROLL TAX LIABILITIES

    During 2000 and 1999, Kaire Nutraceuticals, Inc. did not make payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. Kaire Nutraceuticals, Inc. did file all required payroll tax returns. This liability of approximately $630,000 is fully reserved for in the financial statements.

7. STOCKHOLDERS' EQUITY

     A. Common Stock - NHTC is authorized to issue 500,000,000 shares of Common Stock, $.001 par value.

     B. Preferred Stock - NHTC is authorized to issue a maximum of 1,500,000 shares of $1,000 par value preferred stock, in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as NHTC's board of directors may, from time to time, determine.

     Series E Preferred Stock.

          In August 1998, NHTC issued 1,650 shares of Series E Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,439,500. The preferred stock and the accrued dividends thereon are convertible into shares of NHTC's Common Stock at a conversion price equal to the lower of 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion date or 100% of the closing bid price on the day of funding. This series of stock is convertible commencing 60 days after issuance. Due to the beneficial conversion features in the issuance of this series of preferred stock, an imputed dividend of $550,000 has been recorded.

          Pursuant to the terms of the Series E Preferred Stock, if NHTC does not have an effective registration statement within 120 days subsequent to the issuance of Series E Preferred Stock, a 2% penalty on the face amount of $1,650,000 accrues for every 30 days without an effective registration statement. As of the year ended December 31, 2000, NHTC had recorded a charge of $635,471 due to non-compliance with this clause.

          In the year ended December 31, 2000, $103,715 in accrued dividends was recorded for the period such stock was outstanding.

          During the year ended December 31, 2000, NHTC had converted 93 shares of the Series E Preferred Stock into 2,984,122 shares of Common Stock.

          In the year ended December 31, 2001, $33,780 in accrued dividends was recorded for the period such stock was outstanding.

          During the year ended December 31, 2001, NHTC had converted 947 shares of the Series E Preferred Stock into 35,523,045 shares of Common Stock.

     Series F Preferred Stock.

          In February 1999, NHTC issued 2,800 shares of Series F Preferred Stock with a stated value of $1,000 per share realizing a net value of $2,800,000. This issuance is in accordance with the asset purchase agreement of KII. The preferred stock pays a dividend at 6% per annum and is payable upon conversion into either cash or common stock. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's Common Stock at a conversion price equal to 95% of the average closing bid price of the Common stock for the three trading days immediately preceding the date on which NHTC receives notice of conversion from a holder. NHTC is permitted at any time, on five days prior to written notice, to redeem the outstanding preferred stock at a redemption price equal to the stated value and the accrued dividends thereon.

          In the year ended December 31, 2000, NHTC had converted 3 shares of the Series F Preferred Stock into 138,318 shares of Common Stock.

          In the year ended December 31, 2001, $32,732 in accrued dividends was recorded for the period such stock was outstanding.

          During the year ended December 31, 2001, NHTC had converted 1,416 shares of the Series F Preferred Stock into 51,559,177 shares of Common Stock.

     Series G Preferred Stock.

          In February 1999, NHTC issued 350 shares of Series G Preferred Stock with a stated value of $1,000 per share realizing a net value of $350,000. The preferred stock pays a dividend at the rate of 6% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of NHTC's Common Stock at a conversion price equal to 95% of the average closing bid price of the common stock for the three trading days immediately preceding the date on which the Company receives notice of conversion. NHTC is permitted at any time, on five days prior written notice, to redeem the outstanding preferred stock at a redemption price equal to the stated value and the accrued dividends thereon.

          During the year ended December 31, 2000, NHTC had converted 6 shares of the Series G Preferred Stock and accrued dividends of $20,942 into 279,852 shares of Common Stock.

          In the year ended December 31, 2001, $7,198 in accrued dividends was recorded for the period such stock was outstanding.

          During the year ended December 31, 2001, NHTC had converted 344 shares of the Series G Preferred Stock into 15,732,164 shares of Common Stock.

     Series H Preferred Stock.

          In March and April 1999, the Company sold 1,400 shares of Series H Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,201,015. In October 2000, the Company sold an additional 50 shares of Series H Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $43,500.The preferred stock pays a dividend at the rate of 8% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 75% of the average closing bid price of the common stock for the three trading days immediately preceding the date on which the Company receives notice of conversion from a holder.

          In April 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date.

          In May 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date

          Pursuant to the terms of the Series H Preferred Stock, if NHTC does not have an effective registration statement within 120 days subsequent to the issuance of Series H Preferred Stock, a 2% penalty on the face amount of $1,400,000 accrues for every 30 days without an effective registration statement. As of the year ended December 31, 2001, NHTC had recorded a charge of $12,000 due to non-compliance with this clause.

          In the year ended December 31, 2000, NHTC recorded an imputed dividend of $16,667 due to the beneficial conversion features in the Series H Preferred Stock. An additional $49,686 in accrued dividends was recorded for the period such stock was outstanding.

          During the year ended December 31, 2000, NHTC had converted 359 shares of the Series H Preferred Stock into 434,660 shares of Common Stock.

          In the year ended December 31, 2001, NHTC recorded an additional $19,611 in accrued dividends was recorded for the period such stock was outstanding.

          During the year ended December 31, 2001, NHTC had converted 615 shares of the Series H Preferred Stock into 27,699,368 shares of Common Stock.

     Series J Preferred Stock.

          In March 2000, NHTC sold 1,000 shares of Series J Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $936,000. The preferred stock pays a dividend at the rate of 10% per annum, payable in cash or stock at NHTC's option. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which NHTC receives notice of conversion from a holder.

          Pursuant to the terms of the Series J Preferred Stock, if NHTC does not have an effective registration statement within 120 days subsequent to the issuance of Series J Preferred Stock, a 2% penalty on the face amount of $1,000,000 accrues for every 30 days without an effective registration statement. As of the year ended December 31, 2001, NHTC had recorded a charge of $411,890 due to non-compliance with this clause.

          In the year ended December 31, 2001, NHTC recorded an additional $17,051 in accrued dividends was recorded for the period such stock was outstanding.

          During the year ended December 31, 2001, NHTC had converted 206 shares of the Series J Preferred Stock into 12,260,376 shares of Common Stock.


     C.  Convertible  Debentures - During  2001,  NHTC  converted  approximately
     $385,409 of its promissory notes, plus accrued interest of $37,604 into 22,887,006 shares of Common Stock.

          NHTC issued 500,000 shares of Common Stock to certain management employees in April 2001 and recorded $30,500 of compensation expense.

          NHTC issued 200,000 shares of Common Stock in a verbal agreement to Capital Development S.A., a consulting firm in August 2001 and recorded $11,800 of consulting expense.

          In August 2001, NHTC issued 20,000,000 shares of Common Stock to Summit Trading Ltd., a consulting firm, as part of a long-term consulting agreement. This issuance was recorded as deferred compensation and will be amortized over the life of the agreement.

          In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned subsidiary, Lexxus International, Inc., a Delaware corporation. The original founders of Lexxus International received an aggregate of 10,000,000 shares of NHTC's Common Stock, par value of $0.001.

8.   INCOME TAXES

     NHTC accounts for income taxes under the provisions of SFAS 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2001, NHTC had net deferred tax assets of approximately $4,400,000. NHTC has established a valuation allowance for the full amount of such deferred tax assets at December 31, 2001, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.


     The following table reflects NHTC's deferred tax assets and (liabilities) at December 31, 2001:

                                                             December 31, 2001
                                                             -----------------
           Net operating loss deduction                   $       4,400,000
           Valuation allowance                                   (4,400,000)
                                                             -----------------
                                                          $           --
                                                             =================

     The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income loss before income taxes as follows:

                                                                       For the year Ended
                                                                          December 31,
                                                       ---------------------------------------------------
                                                                2001                         2000
                                                       ------------------------       --------------------
      Income tax (benefit) computed at statutory    $               (1,500,000)   $            (3,500,000)
      rate
      Effect of permanent differences                                1,500,000                  3,500,000
                                                       ------------------------       --------------------
      Provision for income taxes (benefit)          $                     -       $                  -
                                                       ========================       ====================


     The net operating loss carryforward at December 31, 2001 was approximately $12,000,000 and expires in the years 2012 to 2020.


9. COMMITMENTS AND CONTINGENCIES

A.  Leases

          NHTC utilizes approximately 1,000 square feet of office space in Irving, Texas on an as needed basis, through an arrangement with Regus Business Centre which provides business solutions for companies. NHTC pays a minimum annual rental fee of $2,100. Lexxus leases an aggregate of approximately 16,000 square feet of office and warehouse space in Dallas, Texas. The lease term is 38 months, expiring on September 30, 2004, and the current rent is approximately $151,500 per year. Additional warehousing for Lexxus is located in Branson, Missouri where Lexxus utilizes approximately 35,000 square feet of warehouse space. The lease term is on a month-to-month basis at a rent of $18,000 per year. The Canadian office and warehouse of Lexxus and eKaire leases office space in Langley, British Columbia, totaling approximately 3,600 square feet. The lease term is 36 months, expiring on December 1, 2004 and the current rent is approximately $25,000 per year.

          Kaire Australia, Kaire New Zealand, Lexxus Australia and Lexxus New Zealand lease office space and warehouse facilities of approximately 2,475 square feet in Queensland, Australia. The lease term is 60 months, expiring on January 1, 2007, and the current rent is approximately $20,000 per year.

          In March 2002, Lexxus Taiwan entered into a two-year lease for 6,314 square feet of office space at a current rent of approximately $75,000 per year.

          Kaire Trinidad leases approximately 1,100 square feet of office space in downtown Port-of-Spain, Trinidad. The lease term is on a month-to-month basis.

          NHTC is currently in the process of finding adequate office space for its subsidiaries in Hong Kong and Russia.

          NHTC believes that such properties are suitable and adequate for the current operating needs.

B. Litigation

          On August 4, 1997, Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against NHTC and National Health Care Centers of America, Inc., a wholly-owned subsidiary of NHTC. NHTC asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendants' alleged breach of contract in connection with NHTC's natural health care center, which was located in Boca Raton, Florida. NHTC agreed to settle such actions for shares of Common Stock with a fair market value of $325,000, but not less than 125,000 shares of Common Stock and agreed to register such shares. On October 10, 2000, due to noncompliance with the settlement, a judgment was taken against NHTC in the amount of $325,000 plus interest. On October 12, 2001, NHTC entered into a payment arrangement to settle this obligation. NHTC has recorded a liability of $325,000 plus interest at ten percent (10%) per annum, which is included in the financial statements for the year ended December 31, 2001.

          On July 10, 2000, the State of Texas obtained a judgment against NHTC in the amount of $109,170 for unpaid sales taxes, penalties, interest, and attorney fees. NHTC has entered into a voluntary payment arrangement and has recorded a liability of $109,170 plus interest at seven percent (7%) per annum, which is included in the financial statements for the year ended December 31, 2001.

          On December 29, 2000, Merrill Corporation obtained a judgment against NHTC in the amount of $145,497, plus interest at eight percent (8%) per annum, which is included in the financial statements for the year ended December 31, 2001.

          On October 30, 2001, Omni Group LLC filed an action in the State of Vermont, Addison Superior Court, against NHTC alleging that NHTC tortuously interfered with existing contractual relationships and made representations about Omni Group that are untrue. Omni Group is seeking $5 million in compensatory damages and $5 million in punitive damages. NHTC is defending this action. NHTC filed an answer on April 2, 2002 in which NHTC denied any wrongdoing.

          On November 22, 2001, Pfizer, Inc. filed an action in the United States District Court, Southern District of New York against Lexxus alleging that Lexxus' distribution and marketing of Viacreme TM infringes on Pfizer's federally registered trademark, Viagra (R). Pfizer's complaint alleges federal false designation of origin and unfair competition, federal trademark dilution, federal false advertising and unfair competition, common law trademark infringement, trademark dilution and deceptive acts and practices. NHTC is defending this action and is currently in settlement discussions with Pfizer.

          On March 21, 2002, NFL Properties, Inc. brought an action in the Supreme Court of the County of Onondaga in the State of New York against NHTC and Natural Health Laboratories in the amount of approximately
     $126,000 for alleged breach of contract. NHTC's management believes that the action naming NHTC as a defendant was a case of mistaken identity, and is currently trying to have NHTC removed as a defendant in the action.

C. Major Supplier

          NHTC currently buys all of its Pycnogenol(R), an important component of its products, from a single supplier, Natural Health Sciences, L.L.C.

          Although there are a limited number of manufacturers of this component, management believes that other suppliers could provide similar components on comparable terms. NHTC does not maintain any contractual commitments or similar arrangements with other suppliers.

          NHTC purchases its products from manufacturers and suppliers on an as needed basis. Should these relationships terminate, NHTC's supply and ability to meet consumer demands would not be adversely affected.

10. STOCK OPTION PLANS AND WARRANTS

          The following table summarizes the changes in options and warrants outstanding, and the related exercise price for shares of NHTC's Common
     Stock:


                                                    Weighted                                        Weighted
                                                     Average                                       Exercisable
                                                    Exercise                                        Average
                                                   Price Stock                                      Exercise
                                      Shares         Options        Exercisable      Shares          Price           Warrants
                                  -------------  --------------   -------------- ------------    -------------  --------------
Outstanding at
December 31, 1999                       339,100 $          6.01         339,100      2,813,257 $         7.00       2,813,257
  Granted                                     -               -               -        138,889           1.44         138,889
  Cancelled                           (295,000)            3.50       (295,000)              -              -               -
                                  -------------  --------------   -------------- ------------    -------------  --------------
Outstanding at
December 31, 2000                        44,100 $         15.68          44,100      2,952,146 $         6.74       2,952,146
  Granted                             6,200,000             .01       6,200,000              -              -               -
  Cancelled                                   -               -               -              -              -               -
                                  -------------  --------------   -------------- ------------    -------------  --------------
Outstanding at
December 31, 2001                    6,244,100  $           .12       6,244,100      2,952,146 $         6.74       2,952,146


     The following table summarizes information about exercisable stock options and warrants at December 31, 2001:


                                                   Remaining       Average        Average
                   Range of          Number        Contractual     Exercise       Number       Exercise
                 Exercise Price      Outstanding   Life             Price        Exercisable    Price
               ----------------------------------------------------------------------------------------
     Options:    $ .01 - 101.20      6,244,100     1- 10             $ .12      6,244,100       $  .12
     Warrants:   $1.00 - 113.75      2,952,146     0 - 5             $6.74      2,952,146        $6.74


          For disclosure purposes in according with Statement of Financial Accounting Standards 123 ("SFAS 123"), the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2001 and 2000 respectively: annual dividends of $0; expected volatility of 50%; risk free interest rate of 7% and expected life of 10 years. The weighted average fair value of stock options granted during the years ended December 31, 2001 and 2000 was $0.12 and $0,respectively. If NHTC had recognized compensation cost of stock options in accordance with SFAS 123, NHTC's proforma income (loss) and net income (loss) per share would have been as follows:

                                                      Year Ended December 31,
                                                --------------------------------
                                                  2001                  2000
                                                -----------         ------------
Net income (loss) to Common Stockholders
  As reported                                  $  2,022,621        $(10,396,557)
  Pro forma                                    $  1,947,621        $(10,525,683)
Net income (loss) from continuing operations:
  As reported                                  $  1,202,123        $(12,140,043)
  Pro forma                                    $  1,127,123        $(12,269,169)
Net income (loss) per share to common
stockholders
  Basic
   As reported                                    $0.01             $(1.04)
   Pro forma                                      $0.01             $(1.10)
  Diluted
   As reported                                    $0.00             $(1.26)
   Pro forma                                      $0.00             $(1.72)
Net income (loss) per share to common
 stockholders continuing operations:
  Basic
   As reported                                    $0.01             $(1.26)
   Pro forma                                      $0.01             $(1.72)
  Diluted
   As reported                                    $0.00             $(1.26)
   Pro forma                                      $0.00             $(1.72)


11. FORGIVENESS OF DEBT

          During the year ended December 31, 2001 NHTC realized a gain of approximately $820,000 due to the sale of Kaire Nutraceuticals, Inc.

          During the year ended December 31, 2000 NHTC realized a gain of approximately $2,148,000 due to the filing of Chapter 7 bankruptcy by GHA and its various wholly-owned subsidiaries.


12. FOREIGN SALES

          NHTC has substantially increased its international presence both in sales and long-lived assets. NHTC's sales and long-lived assets by country as of December 31, 2001 are as follows:


                                      United         Australia and           Other
                                      States         New Zealand         Subsidiaries     Consolidated
Sales to unaffiliated customers      $22,535,109        $2,258,927           $-0-         $24,794,036

Long-lived assets at   December 31,
   2001                                 $825,904           $55,026           $-0-            $880,930


13. FOURTH QUARTER ADJUSTMENTS

        Fourth quarter adjustments include the following:

           Penalties on Preferred Stock     $ 1,586,000