Form 10QSB
period 2002-03-31
NATURAL HEALTH TRENDS CORP
filed 2002-05-20
CIK 912061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

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

                         5605 N. MacArthur Boulevard, 11th Floor
                               Irving, Texas 75038
               (Address of Principal Executive Office) (Zip Code)

                                 (972) 819-2035
                 (Issuer's telephone number including area code)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                                        No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of April 30, 2002 were 297,999,898 shares.

                           NATURAL HEALTH TRENDS CORP.

                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Consolidated Balance Sheet as of March 31, 2002                  1
           (unaudited)

           Consolidated Statements of Operations (unaudited)
           for the three months ended March 31, 2002 and 2001               2

           Consolidated Statements of Comprehensive Income
           (unaudited) for the three months ended
           March 31, 2002 and 2001                                          3


           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 2002 and 2001               4

           Notes to the Consolidated Financial Statements                  5-6

  Item 2.  Management's discussion and analysis or plan of
           operation                                                       6-9

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                9

  Item 2   Changes in Securities and Use of Proceeds                        9

  Item 3   Defaults Upon Senior Securities                                  9

  Item 4   Submission of Matters to a Vote of Security Holders              9

  Item 5   Other Information                                                9


PART III - OTHER

  Item 6.  Exhibits and Reports on Form 8-K                                 9

Signature                                                                   10

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2002

                                   (UNAUDITED)


                                     ASSETS
Current Assets:
       Cash                                                               $           1,353,996
       Account receivables                                                              623,907
       Inventories                                                                    1,110,363
       Prepaid expenses and other current assets                                        201,514
                                                                            --------------------
                   Total Current Assets                                               3,289,780

       Restricted cash                                                                   18,050
       Property and Equipment, net                                                      359,153
       Deposits and Other Assets                                                         64,100
       Goodwill                                                                         207,765
       Website                                                                           99,750
                                                                            --------------------
                   Total Assets                                           $           4,038,598
                                                                            ====================

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
       Accounts payable                                                   $           3,991,416
       Accrued expenses                                                                 181,503
       Accrued bonus payable                                                          1,145,577
       Notes payable                                                                    654,612
       Current portion of long term debt                                                183,902
       Deferred revenue                                                                 193,635
       Other current liabilities                                                         92,277
                                                                            --------------------
                   Total Current Liabilities                                          6,442,922
                                                                            --------------------

Minority interest                                                                       147,551
Long term notes payable                                                                 294,559
                                                                            --------------------
                   Total Liabilities                                                  6,885,032
                                                                            --------------------

Stockholders' Deficit:
       Preferred stock ($1,000 par value; authorized 1,500,000 shares;
       issued 953 shares)                                                              952,588
       Common Stock ($.001 par value; authorized 500,000,000 shares;
       issued and outstanding 290,633,450 shares)                                      290,633
       Additional paid-in capital                                                   30,546,723
       Accumulated deficit                                                         (34,291,229)
       Deferred compensation                                                          (348,750)
       Accumulated other comprehensive income                                            3,601
                                                                            --------------------
                   Total Stockholders' Deficit                                      (2,846,434)
                                                                            --------------------

                   Total Liabilities and Stockholders' Deficit            $          4,038,598
                                                                            ====================



                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended March 31,
                                                     ---------------------------------
                                                          2002             2001
                                                     ---------------  ----------------
Revenues                                           $      6,154,144 $       3,185,848
Cost of Sales                                             1,090,495           639,277
                                                     ---------------  ----------------
Gross Profit                                              5,063,649         2,546,571
Associate commissions                                     3,211,736         1,666,894

Selling, general and administrative expenses              1,981,838           743,655
                                                     ---------------  ----------------
Operating (loss) income
                                                           (129,925)          136,022

Minority interest in subsidiary                             (11,837)             -
Loss on foreign exchange                                        (90)              (44)
Other expense                                               (30,638)           (2,981)
Interest, net                                               (17,629)          (12,416)
                                                     ---------------  ----------------
(Loss) income before extraordinary items
                                                           (190,119)          120,581

Extraordinary gain - forgiveness of
debt                                                        200,000              -
                                                     ---------------  ----------------
Net income                                                    9,881           120,581

Preferred stock dividends                                    22,285           106,043
                                                     ---------------  ----------------
Net income (loss) to common shareholders           $        (12,404) $         14,538
                                                     ===============  ================

Basic income (loss) per common share               $          (0.00) $           0.00
                                                     ===============  ================

Basic weighted common shares used                       266,524,807        27,804,656
                                                     ===============  ================

Diluted income (loss) per common share             $         (0.00) $            0.00
                                                     ===============  ================

Diluted weighted common shares used                     339,888,604       585,278,183
                                                     ===============  ================





                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)




                                                        Three Months Ended March 31,
                                                     --------------------------------
                                                          2002             2001
                                                     ---------------  ----------------
Net income                                         $          9,881 $         120,581

Other comprehensive income (loss), net of tax
     Foreign translation adjustment                           5,842            36,758
                                                     ---------------  ----------------

Comprehensive income                               $         15,723 $         157,339
                                                     ===============  ================






                See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                      ------------------------------------
                                                                                           2002                2001
                                                                                      ---------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $          9,881   $          120,581
                                                                                      ---------------    -----------------

Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
Depreciation and amortization                                                                 97,988               37,632
Issuance of stock for services rendered/ settlement of interest                                3,600               36,758
Gain on forgiveness of debt                                                                (200,000)            -
Minority interest of subsidiary                                                              147,551            -

     Changes in assets and liabilities:
Accounts receivable                                                                        (504,090)                5,240
Inventories                                                                                (185,602)            (145,818)
Prepaid expenses                                                                              45,677             (13,215)
Deposits and other assets                                                                    260,585               74,239
Accounts payable and accrued expenses                                                      1,216,921              831,813
Deferred revenue                                                                             193,635             (53,001)
Other current liabilities                                                                   (14,946)            (284,875)
                                                                                      ---------------    -----------------
    Total Adjustments                                                                      1,061,319              488,773
                                                                                      ---------------    -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  1,071,200              609,354
                                                                                      ---------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                       (241,722)             (19,490)
                                                                                      ---------------    -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (241,722)             (19,490)
                                                                                      ---------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft                                                                         -            (206,999)
Decrease in restricted cash                                                                   82,759                5,890
Proceeds from notes payable and long-term debt                                               111,602               50,000
Redemption of preferred stock                                                                      -             (18,187)
                                                                                      ---------------    -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          194,361            (169,296)

Effect of Exchange Rate Changes                                                                5,842            -

NET INCREASE IN CASH                                                                       1,029,681              420,568

CASH, BEGINNING OF PERIOD                                                                    324,315              108,419
                                                                                      ---------------    -----------------

CASH, END OF PERIOD                                                                 $      1,353,996   $          528,987
                                                                                      ---------------    -----------------















                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Natural Health Trends Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2001.

         The Company had a working capital deficiency of approximately $3,153,000 at March 31, 2002 and $3,522,000 at December 31, 2001. This
         raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its' ability to generate profits from operations. While management is unable to predict profitability and can make no assurances, management believes the Company will generate sufficient profits to ease its' dependency on debt and equity financing in the foreseeable future.


2.       FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 did not have a significant impact on the financial statements.

         In July 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. Application of the non-amortization provisions of the Statement did not have an effect on the Company's financial position or operations.

         In August 2001,  the FASB issued  Statement  of  Financial  Accounting
         Standards No. 143, "Accounting for Asset Retirement Obligations", ("SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2002; however, early adoption is encouraged.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company implemented SFAS No. 144 and SFAS No. 143 beginning January 1, 2002.

3. During the first three months of 2002, the Company received notice of conversion on $1,371,710 of Series F and J Preferred Stock. The
         Company issued 69,515,731 shares of Common Stock upon conversion of the shares of Preferred Stock and the accrued dividends thereon.

4. The Company issued 180,000 shares of Common Stock to a law firm in March 2002 and recorded $3,600 of legal expense.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussions should be read in conjunction with the consolidated financial statements and notes contained in Item 1 hereof.

Forward Looking Statements

         When used in Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words "will likely result", "the Company expects", "will continue", "is anticipated", "estimated", "projected", "outlook" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

         NHTC is a holding company that operates two businesses, which distribute products that promote health, wellness and sexual vitality through the multi-level marketing ("MLM") channel.

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

         In June 2001, NHTC incorporated Lighthouse Marketing Corporation ("LMC"), a Delaware Corporation and a wholly owned subsidiary of NHTC. As of March 31, 2002, LMC had not conducted any business, but intends to conduct business in the future.

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



Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001.

         Net Sales. Net sales were approximately $6,154,000 and $3,186,000 for the three months ended March 31, 2002 and March 31, 2001, respectively; an increase of $2,968,000. The increased sales were primarily from the sales of Lexxus products, the expansion of Lexxus into international markets offset by a slight decrease in the sales of eKaire products.

         Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2002 was approximately $1,090,000 or 18% of net sales. Cost of goods sold for the three months ended March 31, 2001 was approximately $639,000 or 20% of net sales. The total cost of goods sold increased due to increased sales volume and the costs associated with the packaging of the Lexxus product line.

         Gross Profit. Gross profit increased from approximately $2,547,000 in the three months ended March 31, 2001 to approximately $5,064,000 in the three months ended March 31, 2002. The increase of approximately $2,517,000 was attributable to higher sales volumes by Lexxus.

         Commissions. Associate commissions were approximately $3,212,000 in the three months ended March 31, 2002 compared to approximately $1,667,000 for the three months ended March 31, 2001. This increase is attributable to the higher payout percentage of product sales associated with the Lexxus compensation plan.

         Selling, General and Administrative Expenses. Selling, general and administrative costs as a percentage of net sales increased from approximately $744,000 or 23% of sales in the three months ended March 31, 2001 to approximately $1,982,000 or 32% of sales in the three months ended March 31, 2002. These costs as a percentage of net sales increased primarily due to expansion of Lexxus into international markets.

         Income (loss) from Operations. Operating income (loss) decreased from income of approximately $136,000 in the three months ended March 31, 2001 to an operating loss of approximately $130,000 in the three months ended March 31, 2002.

         Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits were not recognized in the three months ended March 31, 2002 or the three months ended March 31, 2001 under the provisions of Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes"), utilizing the Company's loss carry forward as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

         Net Income. Net income was approximately $10,000 in the three months ended March 31, 2002 as compared to approximately $121,000 in the three months ended March 31, 2001.

         Gain on Forgiveness of Debt. During the three months ended March 31, 2002, NHTC realized a gain of $200,000 on the various debt and payables related to the sale of Kaire Nutraceuticals, Inc.


Liquidity and Capital Resources:

         The Company has funded working capital and capital expenditure requirements primarily from cash provided through borrowings from institutions and individuals, as well as from the sale of Company securities in private placements. Other ongoing sources of cash receipts are directly from the sale of eKaire and Lexxus products.

         In the three months ended March 31, 2002, NHTC issued 50,988,189 shares of Common Stock to an accredited investor upon conversion of $1,096,710, face amount of Series F Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         In the three months ended March 31, 2002, NHTC issued 18,527,542 shares of Common Stock to an accredited investor upon conversion of $275,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.

         At March 31, 2002, the ratio of current assets to current liabilities was 0.51 to 1.0 and the Company had a working capital deficit of approximately $3,153,000.

         Cash provided by operations for the three months ended March 31, 2002 was approximately $1,071,000. Cash used in investing activities during the period was approximately $159,000. Cash provided by financing activities during the period was approximately $112,000. Total cash increased by approximately $1,030,000 during the period.

         Our independent auditors' report on the consolidated financial statements stated as of December 31, 2001, that due to a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern. While there can be no assurances, management believes that the profitability achieved during the three months ended March 31, 2002 will continue for the foreseeable future.



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



                                    NATURAL HEALTH TRENDS CORP.

                            By: /s/ Mark D. Woodburn /s/
                                    -----------------------
                                    Mark D. Woodburn
                                    President



Date:   May 17, 2002