Form 10QSB
period 2002-06-30
NATURAL HEALTH TRENDS CORP
filed 2002-08-14
CIK 912061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from _____ to ______

                         Commission file number: 0-25238

                           NATURAL HEALTH TRENDS CORP.
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Florida                                          59-2705336
   -----------------------                              -----------------
  State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization                         Identification No.)

                     5605 N. MacArthur Boulevard, 11th Floor
                               Irving, Texas 75038
                  ----------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (972) 819-2035
                                 ---------------
                 (Issuer's telephone number including area code)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                                        No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of August 12, 2002 were 297,999,898 shares.

                           NATURAL HEALTH TRENDS CORP.

                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet as of June 30, 2002                   1
           (unaudited)

           Consolidated Statements of Operations (unaudited)
           for the three and six months ended June 30, 2002 and 2001        2

           Consolidated Statements of Comprehensive Income (unaudited)
           for the three and six months ended June 30, 2002 and 2001        3

           Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2002 and 2001                  4

           Notes to the Consolidated Financial Statements                  5-6

  Item 2.  Management's Discussion and Analysis or Plan of
           Operation                                                       6-9

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 9

  Item 2.   Changes in Securities and Use of Proceeds                         9

  Item 3.   Defaults Upon Senior Securities                                   9

  Item 4.   Submission of Matters to a Vote of Security Holders               9

  Item 5.   Other Information                                                 9


PART III - OTHER

  Item 6.  Exhibits and Reports on Form 8-K                                   9

Signature                                                                    10

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                     June 30,
                                                                       2002
                                                                  -------------

                                     ASSETS
Current Assets:
 Cash                                                            $    3,468,228
 Account receivables                                                    359,663
 Inventories                                                          1,141,017
 Prepaid expenses and other current assets                               71,797
                                                                   ------------
    Total Current Assets                                              5,040,705

 Restricted cash                                                        188,931
 Property and Equipment, net                                            459,874
 Deposits and Other Assets                                              172,190
 Goodwill                                                               207,765
 Website                                                                 99,750
                                                                   ------------
    Total Assets                                                 $    6,169,215
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable                                                $    1,767,412
 Accrued expenses                                                       572,321
 Accrued bonus payable                                                1,938,514
 Reserve for contingent liability                                     2,000,000
 Notes payable                                                          336,606
 Current portion of long term debt                                      341,082
 Deferred revenue                                                       116,684
 Other current liabilities                                              332,294
                                                                   ------------
    Total Current Liabilities                                         7,404,913
                                                                   ------------

Minority interest                                                       196,091
Long term debt                                                          626,417
                                                                   ------------
    Total Liabilities                                                 8,227,421
                                                                   ------------


Stockholders' Deficit:
 Preferred stock ($1,000 par value; authorized
  1,500,000 shares; issued 903 shares)                                  902,588
 Common Stock ($.001 par value; authorized 500,000,000
  shares; issued and outstanding 297,999,898 shares)                    298,000
 Additional paid-in capital                                          30,612,123
 Accumulated deficit                                                (33,647,083)
 Deferred compensation                                                 (281,250)
 Accumulated other comprehensive income                                  57,416
                                                                   ------------
    Total Stockholders' Deficit                                      (2,058,206)
                                                                   ------------

    Total Liabilities and Stockholders' Deficit                  $    6,169,215
                                                                   ============












                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                           Three Months Ended             Six Months Ended
                                June 30,                       June 30,
                             2002         2001         2002            2001
                         ----------   ----------    ------------    ---------
Net Sales               $ 9,116,192  $ 9,824,203  $  15,270,336   $ 13,010,051
Cost of Sales             1,573,626    2,769,023      2,664,121      3,408,300
                         ----------   ----------    ------------    ----------
Gross Profit              7,542,566    7,055,180     12,606,215      9,601,751

Associate commissions     4,535,501    4,786,743      7,747,237      6,453,637
Selling, general and
administrative expenses   2,355,613    1,050,000      4,337,451      1,793,655
                         ----------   ----------    ------------    ----------
Operating income            651,452    1,218,437        521,527      1,354,459

Minority interest in
subsidiary                  (48,541)       -            (60,378)          -
Loss on foreign exchange    (78,781)        (200)       (78,871)          (244)
Other expense/income        (45,831)      37,989        (76,469)        35,009
Interest, net               (14,980)      (3,118)       (32,609)       (15,534)
                          ----------   ----------     ----------    ----------
Income before
extraordinary items         463,319    1,253,108         273,200     1,373,690

Extraordinary gain -
forgiveness of debt         200,000        -             400,000          -
                           ---------   ----------     -----------   ----------
Net income                  663,319    1,253,108         673,200     1,373,690

Preferred stock dividends    19,175      124,886          41,460       230,929
                           ---------   ----------     -----------   ----------
Net income to
common shareholders      $  644,144  $ 1,128,222      $  631,740   $ 1,142,761
                           =========   ==========     ===========   ==========

Basic income per common
share                     $    0.00  $     0.04       $     0.00   $      0.04
                           =========   ==========     ============   ==========

Basic weighted common
shares used             297,271,348  59,245,565      281,983,013    29,622,783
                        ===========  ============    =============  ===========

Diluted income per
common share              $    0.00  $     0.01        $    0.00    $     0.01
                        ===========  ============    =============   ==========

Diluted weighted common
shares used             368,205,119  190,126,367     352,916,784    160,408,421
                        ============ ============   ==============  ===========















                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)




                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                                 2002         2001         2002          2001
                               --------   ----------      --------    --------
Net income                   $  663,319  $  1,253,108    $  673,200 $ 1,373,690

Other comprehensive income,
net of tax
Foreign translation
adjustment                       53,816           445        59,658      37,203
                               --------    ----------     ---------  ----------
Comprehensive income         $  717,135  $  1,253,553    $  732,858 $ 1,410,893
                               ========    ==========     =========  ==========






















                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                         Six Months Ended
                                                             June 30,
                                                --------------------------------
                                                    2002                2001
                                                ----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $   673,200         $  1,373,690
                                                ----------          ------------

Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                    191,008               39,589
 Issuance of stock for services                     7,192               61,758
  rendered/ settlement of interest
 Gain on forgiveness of debt                     (400,000)                 -
 Minority interest of subsidiary                  196,091                  -

Changes in assets and liabilities:
 Accounts receivable                             (239,846)            (822,048)
 Inventories                                     (216,256)            (306,737)
 Prepaid expenses                                 175,393              (33,782)
 Deposits and other assets                        152,495               52,912
 Accounts payable and accrued expenses          2,476,668            1,320,513
 Deferred revenue                                 116,684              (80,061)
 Other current liabilities                        225,071             (331,195)
                                               -----------          ------------
    Total Adjustments                           2,684,500              (99,051)
                                               -----------          ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       3,357,700            1,274,639
                                               -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                             (367,958)             (24,636)
                                               -----------          ------------
NET CASH USED IN INVESTING ACTIVITIES            (367,958)             (24,636)
                                               -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash                                   (88,122)               6,050
Proceeds from preferred stock                        -                 100,000
Proceeds from notes payable and long-term debt    260,000               50,000
Payments of notes payable and long-term debt      (77,365)             (33,187)
                                               -----------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          94,513              122,863
                                               -----------          ------------

Effect of Exchange Rate Changes                    59,658                  -
                                               -----------          ------------
NET INCREASE IN CASH                            3,143,913            1,372,866

CASH, BEGINNING OF PERIOD                         324,315              108,419
                                               -----------          ------------
CASH, END OF PERIOD                           $ 3,468,228         $  1,481,285
                                               -----------          ------------








                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Natural Health Trends Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2001.

         The Company had a working capital deficiency of approximately $2,364,000 at June 30, 2002 and $3,522,000 at December 31, 2001. This
         raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to generate profits from operations. While management is unable to predict profitability and can make no assurances, management believes the Company will generate sufficient profits to ease its dependency on debt and equity financing in the foreseeable future.


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

3. During the first six months of 2002, the Company received notice of conversion on $1,421,710 of Series F, H and J Preferred Stock. The Company issued 73,289,680 shares of Common Stock upon conversion of the shares of Preferred Stock and the accrued dividends thereon.

4. The Company issued 1,930,000 shares of Common Stock to a law firm in the first six months of 2002 for legal services of approximately $57,100.

5. The Company issued 1,842,499 shares of Common Stock in the first six months of 2002 for a note payable and its accrued interest of approximately $27,000.


Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussions should be read in conjunction with the consolidated financial statements and notes contained in Item 1 hereof.

Forward Looking Statements

         When used in Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words "will likely result", "the Company expects", "will continue", "is anticipated", "estimated", "projected", "outlook" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

         NHTC is a holding company that operates two businesses, both of which distribute products that promote health, wellness and sexual vitality through the multi-level marketing ("MLM") channel.

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

         In June 2001, NHTC incorporated Lighthouse Marketing Corporation ("LMC"), a Delaware Corporation and a wholly-owned subsidiary of NHTC. As of June 30, 2002, LMC had not conducted any business, but intends to conduct business in the future.

         On November 16, 2001, NHTC incorporated Lexxus International Co. Ltd., a corporation organized under the laws of the Republic of China and a majority-owned subsidiary of NHTC ("Lexxus Taiwan").

         On January 28, 2002, NHTC incorporated MyLexxus Europe AG, a corporation organized under the laws of Switzerland and a majority-owned subsidiary of NHTC ("Lexxus Europe"). This company manages the sales of product into sixteen eastern European countries, including Russia.

         In March 2002, NHTC incorporated Lexxus International Co. Ltd., a corporation organized under the laws of Hong Kong and a majority-owned subsidiary of NHTC ("Lexxus Hong Kong").

        In April 2002, NHTC incorporated Personal Care International India Pvt. Ltd., a corporation organized under the laws of India and a majority-owned subsidiary of NHTC ("MyLexxus India").


        In June 2002, NHTC incorporated Lexxus Marketing Pte. Ltd., a corporation organized under the laws of Singapore and a majority-owned subsidiary of NHTC ("Lexxus Singapore").

Six Months Ended June 30, 2002 Compared To the Six Months Ended June 30, 2001.

         Net Sales. Net sales were approximately $15,270,000 and $13,010,000 for the six months ended June 30, 2002 and June 30, 2001, respectively; an increase of approximately $2,260,000. The increased sales were primarily from the sales of Lexxus products at varying prices in different markets and the expansion of Lexxus into international markets offset by a slight decrease in the sales of eKaire products.

         Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2002 was approximately $2,664,000 or 17% of net sales. Cost of goods sold for the six months ended June 30, 2001 was approximately $3,408,000 or 26% of net sales. Cost of goods sold decreased as a percentage of net sales due to increased sales volume of lower priced inventory, the costs associated with the packaging of the Lexxus product line, and increased efficiencies gained from global distribution channels.

         Gross Profit. Gross profit increased from approximately $9,602,000 for the six months ended June 30, 2001 to approximately $12,606,000 for the six months ended June 30, 2002. The increase of approximately $3,004,000 is attributable to higher sales volumes by Lexxus and the international expansion of Lexxus.


         Commissions. Associate commissions were approximately $7,747,000 in the six months ended June 30, 2002 compared to approximately $6,454,000 for the six months ended June 30, 2001, an increase of approximately $1,293,000. This increase is directly attributable to the higher sales volume generated in 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales increased from approximately $1,794,000 or 14% of net sales in the six months ended June 30, 2001 to approximately $4,337,000 or 28% of net sales in the six months ended June 30, 2002. These expenses as a percentage of net sales increased primarily due to the expansion of Lexxus into international markets and the development of a strong global infrastructure, including increased personnel and facility costs.

         Income from Operations. Operating income decreased from approximately $1,354,000 for the six months ended June 30, 2001 to approximately $522,000 for the six months ended June 30, 2002. The decrease is due to the initial costs incurred in opening international offices and developing a marketing strategy in international markets.

         Income Taxes. Income tax benefits were not reflected in either period due to the utilization of net operating loss carryforwards.


         Income before Extraordinary Items. As of June 30, 2002 the Company had income before extraordinary times of approximately $273,000 as compared to approximately $1,374,000 as of June 30, 2001.

         Gain on Forgiveness of Debt. During the six months ended June 30, 2002, NHTC realized a gain of $400,000 on the various debt and payables related to the sale of Kaire Nutraceuticals, Inc.

         Net Income. Net income was approximately $673,000 in the six months ended June 30, 2002 as compared to approximately $1,374,000 in the six months ended June 30, 2001.



Liquidity and Capital Resources

         The Company has funded working capital and capital expenditure requirements primarily from cash receipts which are directly from the sale of Lexxus and eKaire products.

         In the six months ended June 30, 2002, NHTC issued 50,988,189 shares of Common Stock to an accredited investor upon conversion of $1,096,710, face amount of Series F Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         In the six months ended June 30, 2002, NHTC issued 3,773,949 shares of Common Stock to an accredited investor upon conversion of $50,000, face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act.

         In the six months ended June 30, 2002, NHTC issued 18,527,542 shares of Common Stock to an accredited investor upon conversion of $275,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.

         At June 30, 2002, the ratio of current assets to current liabilities was 0.68 to 1.0 and the Company had a working capital deficit of approximately $2,364,000.

         Cash provided by operations for the six months ended June 30, 2002 was approximately $3,358,000. Cash used in investing activities during the period was approximately $368,000. Cash provided by financing activities during the period was approximately $95,000. Total cash increased by approximately $3,144,000 during the period.

         Our independent auditors' report on the consolidated financial statements stated as of December 31, 2001, that due to a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern. While there can be no assurances, management believes that the profitability achieved during the six months ended June 30, 2002 will continue for the foreseeable future.





PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 22, 2001, Pfizer, Inc. filed an action in the United States District Court, Southern District of New York, against Lexxus alleging that Lexxus' distribution and marketing of Viacreme TM infringes on Pfizer's federally registered trademark, Viagra (R). Pfizer's complaint alleges federal false designation of origin and unfair competition, federal trademark dilution, federal false advertising and unfair competition, common law trademark infringement, trademark dilution and deceptive acts and practices. NHTC settled the Pfizer lawsuit amicably in July 2002.

Item 2.  Changes in Securities and Use of Proceeds

         In the six months ended June 30, 2002, NHTC issued 50,988,189 shares of Common Stock to an accredited investor upon conversion of $1,096,710, face amount of Series F Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         In the six months ended June 30, 2002, NHTC issued 3,773,949 shares of Common Stock to an accredited investor upon conversion of $50,000, face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act.

         In the six months ended June 30, 2002, NHTC issued 18,527,542 shares of Common Stock to an accredited investor upon conversion of $275,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.


Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         None.

Item 5.  Other Information

           None.


PART III - OTHER

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               99.1     Certification of Chief Executive and Financial Officer


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



Date:   August 14, 2002