Form 10QSB
period 2002-09-30
NATURAL HEALTH TRENDS CORP
filed 2002-11-14
CIK 912061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended September 30, 2002

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

               Yes   X                                        No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of November 11, 2002 were 345,072,201 shares.

                           NATURAL HEALTH TRENDS CORP.

                                      INDEX



                                                                        Page
                                                                       Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet as of September 30, 2002                 1
           (unaudited)

           Consolidated Statements of Operations (unaudited)
           for the three and nine months ended September 30, 2002 and 2001     2

           Consolidated Statements of Comprehensive Income (unaudited)
           for the three and nine months ended September 30, 2002 and 2001     3

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 2002 and 2001               4

           Notes to the Consolidated Financial Statements                    5-6

  Item 2.  Management's Discussion and Analysis or Plan of
           Operation                                                         6-9

  Item 3.  Controls and Procedures                                             9

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                                  9

  Item 2.   Changes in Securities and Use of Proceeds                          9

  Item 3.   Defaults Upon Senior Securities                                    9

  Item 4.   Submission of Matters to a Vote of Security Holders                9

  Item 5.   Other Information                                                  9


PART III - OTHER

  Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                    10

Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002       11

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                             September 30,
                                                                 2002
                                                             -------------

                                     ASSETS
Current Assets:
 Cash                                                        $   4,423,983
 Accounts receivable                                               459,228
 Inventories                                                     1,834,489
 Prepaid expenses and other current assets                          33,067
                                                               ------------
             Total Current Assets                                6,750,767

Restricted Cash                                                    248,727
Property and Equipment, net                                        424,574
Deposits and Other Assets                                          794,475
Goodwill                                                           207,149
Website                                                             99,750
                                                               ------------
       Total Assets                                          $   8,525,442
                                                               ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
 Accounts payable                                            $   3,169,074
 Accrued expenses                                                  457,981
 Accrued bonus payable                                           1,692,274
 Reserve for contingent liabilities                              1,800,000
 Current portion of long term debt                                 352,036
 Deferred revenue                                                    3,740
 Other current liabilities                                         430,238
                                                               ------------
             Total Current Liabilities                           7,905,343
                                                               ------------

Minority interest                                                  191,474
Long term debt                                                     429,494
                                                               ------------
             Total Liabilities                                   8,526,311
                                                               ------------
Stockholders' Deficit:
 Preferred stock ($1,000 par value;
  authorized 1,500,000                                             767,588
  shares; issued 768 shares)
 Common Stock ($.001 par value; authorized
  500,000,000 shares; issued and outstanding
  345,072,201 shares)                                              345,072
 Additional paid-in capital                                     30,997,644
 Accumulated deficit                                           (32,051,167)
 Deferred compensation                                            (213,750)
 Accumulated other comprehensive income                            153,744
                                                               ------------
             Total Stockholders' Deficit                              (869)
                                                               ------------

       Total Liabilities and Stockholders' Deficit           $   8,525,442
                                                               ============






                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                  Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                               -----------------------   --------------------------
                                  2002         2001         2002          2001
                               -----------   ---------   ------------  ------------
Net Sales                     $ 11,084,269  $7,548,925   $ 26,354,605  $ 20,558,976
Cost of Sales                    2,128,143   1,462,251      4,792,264     4,870,551
                               -----------   ---------    -----------   -----------
Gross Profit                     8,956,126   6,086,674     21,562,341    15,688,425

Associate commissions            4,665,502   2,879,856     12,412,739     9,333,493
Selling, general and
administrative expenses          2,878,838   2,496,411      7,216,289     4,290,066
                               -----------   ---------    -----------    ----------
Operating income                 1,411,786     710,407      1,933,313     2,064,866

Minority interest in
income of subsidiary               (35,161)       -           (95,539)          -
Gain (loss) on foreign
exchange                            45,113         231        (33,758)          (13)
Other (expense) income               5,222      20,137        (71,247)       55,146
Interest, net                      (11,729)      4,088        (44,338)      (11,446)
                               -----------   ---------    -----------    ----------
Income before extraordinary
items                            1,415,231     734,863      1,688,431     2,108,553

Extraordinary gain -
forgiveness of debt                200,000        -           600,000          -
                               -----------   ---------    -----------    ----------
Net income                       1,615,231     734,863      2,288,431     2,108,553

Preferred stock dividends           19,313      50,875         60,773       281,804
                               -----------   ---------    -----------    ----------
Net income to common
shareholders                  $  1,595,918  $  683,988   $  2,227,658  $  1,826,749
                               ===========   =========    ===========    ==========
Basic income per common share:
 Continuing operations        $       0.01  $     0.00   $       0.01  $       0.02
 Extraordinary gain                   0.00        0.00           0.00          0.00
                               -----------   ---------    -----------    ----------
Basic income per common share $       0.01  $     0.00   $       0.01  $       0.02
                               ===========   =========    ===========    ==========
Basic weighted common
shares used                    304,924,593  186,708,148   289,714,241   107,385,224
                               ===========  ===========   ===========   ===========
Diluted income per common
share:
 Continuing operations        $       0.01  $     0.00   $       0.01  $       0.01
 Extraordinary gain                   0.00        0.00           0.00          0.00
                               -----------   ---------    -----------   -----------
Diluted income per common
share                         $       0.01  $     0.00   $       0.01  $       0.01
                               ===========   =========    ===========    ==========
Diluted weighted common
shares used                    305,867,907  353,877,190   290,657,555   274,125,695
                               ===========  ===========   ===========   ===========



                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)




                       Three Months Ended           Nine Months Ended
                         September 30,                September 30,
                     -----------------------    ------------------------
                         2002         2001         2002          2001
                      ----------    --------    ----------    ----------
Net income           $ 1,615,231   $ 734,863   $ 2,288,431   $ 2,108,553

Other comprehensive
income, net of tax
Foreign translation
adjustment                94,086     (57,665)      153,744       (20,462)
                      ----------    --------    ----------    ----------

Comprehensive income $ 1,709,317   $ 677,198   $ 2,442,175   $ 2,088,091
                      ==========    ========    ==========    ==========









                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                    Nine Months Ended
                                                       September 30,
                                               ---------------------------------
                                                   2002                2001
                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  2,288,431        $   2,108,553
                                               ---------------    --------------

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                      289,878               72,707
Issuance of stock for services rendered and
settlement of interest                             290,089              243,826
Gain on forgiveness of debt                       (600,000)                -
Minority interest of subsidiary                    191,474                 -

     Changes in assets and liabilities:
Accounts receivable                               (339,411)            (114,406)
Inventories                                       (909,728)            (663,162)
Prepaid expenses                                   214,124             (134,227)
Deposits and other assets                         (451,783)            (108,771)
Accounts payable and accrued expenses            3,417,754              555,745
Deferred revenue                                     3,740             (105,570)
Other current liabilities                          323,015             (200,785)
                                               ---------------    --------------
    Total Adjustments                            2,429,152             (454,643)
                                               ---------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        4,717,583            1,653,910
                                               ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (364,032)            (171,708)
                                               ---------------    --------------
NET CASH USED IN INVESTING ACTIVITIES             (364,032)            (171,708)
                                               ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash                                   (147,917)              (7,918)
Proceeds from preferred stock                         -                  50,000
Proceeds from notes payable and long-term debt     260,000               50,000
Payments of notes payable and long-term debt      (521,950)             (33,187)
                                               ---------------    --------------
NET CASH (USED IN) PROVIDED BY  FINANCING
ACTIVITIES                                        (409,867)              58,895
                                               ---------------    --------------

Effect of Exchange Rate Changes                    155,984               16,741
                                               ---------------    --------------

NET INCREASE IN CASH                             4,099,668            1,557,838

CASH, BEGINNING OF PERIOD                          324,315              108,419
                                               ---------------    --------------

CASH, END OF PERIOD                           $  4,423,983        $   1,666,257
                                               ---------------    --------------






                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Natural Health Trends Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2001.

         The Company had a working capital deficiency of approximately $1,155,000 at September 30, 2002 and $3,522,000 at December 31, 2001.
         This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to generate profits from operations. While management is unable to predict profitability and can make no assurances, management believes the Company will generate sufficient profits to ease its dependency on debt and equity financing in the foreseeable future.


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

3. During the first nine months of 2002, the Company received notice of conversion on $1,556,710 of Series F, H and J Preferred Stock. The Company issued 98,538,149 shares of Common Stock upon conversion of the shares of Preferred Stock and the accrued dividends thereon.

4. The Company issued 1,930,000 shares of Common Stock to a law firm in the first nine months of 2002 for legal services of approximately $57,100.

5. The Company issued 23,666,333 shares of Common Stock in the first nine months of 2002 for payments of notes payable and accrued interest of approximately $279,000.


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

Nine Months Ended September 30, 2002 Compared To The Nine Months Ended September 30, 2001.

         Net Sales. Net sales were approximately $26,355,000 and $20,559,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively; an increase of approximately $5,796,000 or 28%. The increased sales were primarily from the sales of Lexxus products at varying prices in different markets and the expansion of Lexxus into international markets offset by a slight decrease in the sales of eKaire products.

         Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2002 was approximately $4,792,000 or 18% of net sales. Cost of goods sold for the nine months ended September 30, 2001 was approximately $4,871,000 or 24% of net sales. Cost of goods sold decreased as a percentage of net sales due to increased sales volume of higher margin inventory, the lower costs associated with the packaging of the Lexxus product line, and increased efficiencies gained from global distribution channels.

         Gross Profit. Gross profit increased from approximately $15,688,000 for the nine months ended September 30, 2001 to approximately $21,562,000 for the nine months ended September 30, 2002. The increase of approximately $5,874,000 or 37% is attributable to higher sales volumes by Lexxus and the international expansion of Lexxus.


         Commissions. Associate commissions were approximately $12,413,000 in the nine months ended September 30, 2002 compared to approximately $9,333,000 for the nine months ended September 30, 2001, an increase of approximately $3,080,000. This increase is directly attributable to the higher sales volume generated in 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales increased from approximately $4,290,000 or 21% of net sales in the nine months ended September 30, 2001 to approximately $7,216,000 or 27% of net sales in the nine months ended September 30, 2002. These expenses as a percentage of net sales increased primarily due to the expansion of Lexxus into international markets and the development of a strong global infrastructure, including increased personnel and facility costs.

         Income from Operations. Operating income decreased from approximately $2,065,000 for the nine months ended September 30, 2001 to approximately $1,933,000 for the nine months ended September 30, 2002. The decrease of approximately 6% is due to the initial costs incurred in opening international offices and developing a marketing strategy in international markets.

         Income Taxes. Income tax benefits were not reflected in either period due to the utilization of net operating loss carry forwards.

         Income before Extraordinary Items. As of September 30, 2002 the Company had income before extraordinary times of approximately $1,688,000 as compared to approximately $2,109,000 as of September 30, 2001.

         Gain on Forgiveness of Debt. During the nine months ended September 30, 2002, NHTC realized a gain of $600,000 on the various debt and payables related to the sale of Kaire Nutraceuticals, Inc.

         Net Income. Net income was approximately $2,288,000 in the nine months ended September 30, 2002 as compared to approximately $2,109,000 in the nine months ended September 30, 2001.

Liquidity and Capital Resources

         The Company has funded working capital and capital expenditure requirements primarily from cash receipts, which are directly from the sale of Lexxus and eKaire products.

         In the nine months ended September 30, 2002, NHTC issued 50,988,189 shares of Common Stock to an accredited investor upon conversion of $1,096,710, face amount of Series F Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         In the nine months ended September 30, 2002, NHTC issued 6,082,671 shares of Common Stock to an accredited investor upon conversion of $75,000, face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act.

         In the nine months ended September 30, 2002, NHTC issued 41,467,289 shares of Common Stock to an accredited investor upon conversion of $385,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.

         At September 30, 2002, the ratio of current assets to current liabilities was 0.85 to 1.0 and the Company had a working capital deficit of approximately $1,155,000.

         Cash provided by operations for the nine months ended September 30, 2002 was approximately $4,718,000. Cash used in investing activities during the period was approximately $364,000. Cash used in financing activities during the period was approximately $410,000. Total cash increased by approximately $4,100,000 during the period.

         Our independent auditors' report on the consolidated financial statements stated as of December 31, 2001, that due to a working capital deficit, there is substantial doubt about the company's ability to continue as a going concern. While there can be no assurances, management believes that the profitability achieved during the nine months ended September 30, 2002 will continue for the foreseeable future.

Item 3. Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



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


Item 2.  Changes in Securities and Use of Proceeds

         In the three months ended September 30, 2002, NHTC issued 2,308,722 shares of Common Stock to an accredited investor upon conversion of $25,000, face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act.

         In the three months ended September 30, 2002, NHTC issued 22,939,747 shares of Common Stock to an accredited investor upon conversion of $110,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.


Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         None.

Item 5.  Other Information

         None.


PART III - OTHER

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1  Certification of President and Chief Financial Officer

         (b)  Reports on Form 8-K

              8-K with date of report of May 11, 2002 filed September 30, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     NATURAL HEALTH TRENDS CORP.

                                                       By: /s/ Mark D. Woodburn
                                                       ------------------------
                                                        Mark D. Woodburn
                                                        President



Date:   November 14, 2002

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Mark Woodburn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Natural Health Trends, Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Mark D. Woodburn

Mark Woodburn
President and Chief Financial Officer