Form 10KSB
period 2002-12-31
NATURAL HEALTH TRENDS CORP
filed 2003-03-31
CIK 912061

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------
                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002      Commission file number 0-011228

                           NATURAL HEALTH TRENDS CORP.
                 (Name of Small Business Issuer in Its Charter)

     Florida                                                59-2705336
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

5605 N. MacArthur Boulevard, 11th Floor, Irving, Texas                75038
(Address of principal executive office)                               (Zip Code)

Issuer's Telephone Number, Including Area Code:                   (972) 819-2035
Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Issuer's revenues for its most recent fiscal year: $39,662,347.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 27, 2003 was approximately $5,063,000 (based upon a closing price of $1.10 per share).

         The number of shares of the Common Stock of the issuer outstanding as of March 27, 2003 was 4,628,731.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting to be held during the second quarter of 2003.

                           Natural Health Trends Corp.
                         2002 Form 10-KSB Annual Report

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  BUSINESS........................................................     1

ITEM 2.  PROPERTIES......................................................    25

ITEM 3.  LEGAL PROCEEDINGS...............................................    26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    26

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.........................................................    26

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................    29

ITEM 7.  FINANCIAL STATEMENTS............................................    34

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................    34

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS................................    35

ITEM 10. EXECUTIVE COMPENSATION..........................................    35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT......................................................    35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    35

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................    35

ITEM 14. CONTROLS AND PROCEDURES.........................................    37

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................    37

SIGNATURES

CERTIFICATES

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this prospectus. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

         o    our relationships with our distributors;

         o regulatory matters governing our products and network marketing system;

         o adverse publicity associated with our products or network marketing organizations;

         o    product liability claims;

         o    our reliance on outside manufacturers;

         o risks associated with operating internationally, including foreign exchange risks;

         o    product concentration;

         o    dependence on increased penetration of existing markets;

         o    the competitive nature of our business; and

         o our ability to generate sufficient cash to operate and expand our business.

         Market data and other statistical information used throughout this report is based on independent industry publications, government publications, reports by market research firms or other published independent sources and on our good faith estimates, which are derived from our review of internal surveys and independent sources. Although we believe that these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy or completeness.

                                     PART I


ITEM 1.  BUSINESS.

         We are Natural Health Trends Corp. ("NHTC"), an international network marketing organization. We control subsidiaries that distribute products through two separate multi-level marketing ("MLM") networks that promote health, wellness and vitality. Lexxus International, Inc., our majority-owned subsidiary and other Lexxus subsidiaries (collectively, "Lexxus") sell certain cosmetic products as well as "quality of life" products which constitute approximately ninety percent (90%) of our consolidated revenues in 2002. eKaire.com, Inc., our wholly-owned subsidiary ("eKaire"), distributes nutritional supplements aimed at general health and wellness. Lexxus was commenced in January 2001 and has experienced tremendous growth, as we are currently conducting business in 29 countries through approximately 37,000 active distributors. While eKaire's business is significantly smaller, it has been in business since 2000 and is doing business in four countries through approximately 3,000 active distributors. Total revenues for fiscal 2002 increased from $24,794,036 to $39,662,347, or approximately 60% over fiscal 2001 and net income for fiscal 2002 increased from $2,022,621 to $4,102,020, or approximately 103% over fiscal 2001.

Recent Developments

         In March 2003, in order to enhance the price of our Common Stock and to enable us to better use our capital stock to compensate management and motivate employees, as well as consideration for future acquisition transactions, our stockholders approved and we effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. As a result, on March 19, 2003, the number of outstanding shares of Common Stock declined from 462,873,100 to 4,628,731 and the closing price per share increased from $0.01 on March 18, 2003 to $1.50 on March 19, 2003, as reported on the OTC Bulletin Board. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC". All share references in this annual report will give effect to the reverse stock split.

         As of January 31, 2003, we entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc., ("NuEworld") and Lighthouse Marketing Corporation, our wholly-owned subsidiary ("Lighthouse"), pursuant to which Lighthouse purchased a database of distributors from NuEworld in exchange for the issuance of 360,000 shares of our Common Stock. NuEworld was in the business of marketing and selling a variety of products and services through its multi-level marketing distribution network. We believe that the NuEworld database will allow us to recruit new distributors for our Lexxus business. In addition, the former Chairman of NuEworld has been appointed as the President of Lexxus International, Inc.

Our Industry

         We are engaged in the network marketing business, which is also referred to as multi-level marketing. This type of organizational structure and approach to marketing and sales has proven to be extremely successful for several other multi-level marketing companies such as Amway Corp., Mary Kay, Inc., Nu Skin Enterprises and Herbalife. Generally, network marketing is based upon an organizational structure where independent distributors of a company's products are compensated for sales made to consumers. But, even more significantly, distributors are compensated for sales generated by distributors recruited by such distributor and all subsequent distributors recruited by their "down line" network of distributors. This can be very lucrative for individual distributors who develop extensive networks of distributors that sell company products and recruit additional distributors.

         According to the Direct Selling Association, network marketing is one of the fastest growing segments for the distribution of products. The Direct Selling Association reports that over 44 million individuals are now involved in direct selling worldwide (of which network marketing is a major segment), and that those involved in direct selling generate $79 billion in annual sales around the world. In the United States, the direct selling channel has generated sales of approximately $26.7 billion of goods and services in 2001, making the United States the largest direct selling market in the world. The United States was also one of our largest markets representing approximately 25% of our total sales in fiscal 2002.

         We are presently marketing and selling lifestyle enhancement products through our Lexxus subsidiaries, and nutraceutical products through our wholly-owned eKaire subsidiary. It is important to note that once a sizeable network of distributors is established, alternative products and services can be offered to such distributors for sale to consumers and additional distributors. The successful introduction of new products can dramatically increase sales and profits for both distributors and the multi-level marketing organization.

Our Products

Lexxus

         Lexxus International offers several lifestyle enhancement products:

         o Skindulgence(TM) is a skin care system marketed as a "Non-Surgical 30-Minute FaceLift" designed to create a more youthful appearance by helping to tone and to firm facial muscles, by helping to diminish fine lines and wrinkles and by helping to improve skin tone and color. The facelift masque is coupled with a cleanser and moisturizer. It is currently Lexxus' fastest growing product accounting for approximately 50% of Lexxus' revenues in 2002.

         o Alura(TM) is an intimacy creme designed to increase the sexual satisfaction of women and accounted for approximately 40% of Lexxus' revenues in 2002.

         o LexLips(TM), introduced in the fall of 2001, is a lip enhancing gloss for women, designed to create the effect of fuller lips and to help reduce fine lines and wrinkles around the mouth.

         o La Vie(TM) is a dietary supplement described as a non-alcoholic red wine. It is marketed as an energizing supplement containing aloe.

eKaire

         eKaire offers products organized into 5 broad categories: reviving products; energizing products; enhancing products; optimizing products and renewing products.

Reviving Products

         The reviving product line consists primarily of nutritional supplements based on antioxidants including Maritime Prime with Pycnogenol(R) and EnzoKaire Complete.

o Maritime Prime with Pycnogenol(R) is a dietary supplement that contains Pycnogenol(R) which helps maintain healthy circulation by strengthening capillary walls by protecting against free radical damage caused by stress, pollution and chemical additives, and by improving skin and collagen texture, elasticity and smoothness. Pycnogenol(R) is a patented extract from the bark of the Maritime Prime trees grown in southwestern France.

o EnzoKaire Complete is a dietary supplement containing Enzogenol(TM), which is a natural antioxidant intended to provide protection for cells against the effects of free radicals. It also increases energy and endurance, and slows the aging process. Enzogenol(TM) is derived from the bark of the New Zealand pine tree, Pinus radiata.

         Most of the products in this product line are based on proprietary formulations in several combinations containing natural products including Pycnogenol (R) and Enzogenol(TM). Products containing Pycnogenol (R) have not yet been approved for direct importation into Australia.

Energizing Products

         The energizing product line consists primarily of natural stimulants designed to enhance and increase vitality and endurance both mentally and physically. Products in this category include Ginkgo Shield and Momentum.

         o Ginkgo Shield is intended to assist in mental alertness and to enhance the functioning of the circulatory system.

         o Momentum is intended to help increase and balance energy levels.

Enhancing Products

         The enhancing product line is designed to support an individual's overall health and includes such products as Immunol, Colloidal SilverKaire, Synerzyme, Arthrokaire, Osteo Formula, Royal Hawaiian Noni and Pro GSH 90 Plus.

         o Immunol is a shark liver oil based capsule which we believe aids the human immune system.

         o Colloidal Silverkaire is a solution of silver particles electro-magnetically suspended in deionized water that is intended to provide dietary support for the immune system.

         o Synerzyme is a combination of naturally occurring enzymes and trace minerals that is intended to enhance the efficacy of enzymes that assist the body with the breakdown and assimilation of various foods and fats.

         o ArthroKaire is a dietary supplement containing glucosamine, which is intended to help to maintain the structural integrity of cartilage, tendons and blood vessels.

         o Osteo Formula is a dietary supplement that contains calcium, which is intended to aid in bone strength and overall skeletal system health.

         o Noni is derived from a fruit grown only in the Central and South Pacific and contains high levels of naturally occurring vitamins, minerals, trace elements, enzymes, and phytochemicals, which is intended to act as a natural pain killer.

         o Pro GSH 90 Plus, a Whey Protein product, is a pharmaceutical-grade milk serum protein isolate designed to enhance the immune system.

Optimizing Products

         The optimizing product line provides many of the basic vitamins and nutrients, which are missing in the typical adult diet, through products such as MSM Complex, Bio10 and Celltonic Plus(TM).

         o MSM Complex is intended to support an increased production of collagen and elastin fibers and increases cell permeability.

         o Bio10 is a live source of all 12 lactobacillus bacteria which is supposed to help improve digestion, and the process and absorption of nutrients.

         o Celltonic Plus(TM) is an organic mineral solution containing over 72 minerals and trace elements within an electrolyte drink designed to strengthen cells and aid in the natural healing process.

Renewing Products

         The renewing product line consists of moisturizing products designed to soothe and refresh. These products include Aloe Gel and DermaKaire with Pycnogenol(R).

         o Aloe Gel is a topical creme that soothes and refreshes the skin.

         o DermaKaire with Pycnogenol(R) is a moisturizing, whole-leaf Aloe product combined with a powerful antioxidant intended to maintain healthy-looking skin.

         Alura(TM) and Skindulgence(TM) are trademarks of Lexxus. Pycnogenol(R) and Enzogenol(TM) are trademarks of suppliers to eKaire.

Sourcing of Products

         All of our products are produced or provided by third-party suppliers that we consider to be among the best suppliers of these products and ingredients. We currently rely on two unaffiliated suppliers, one of which supplies our Alura(TM) product and the other of which supplies our Skindulgence(TM) product. We believe that, in the event we were unable to source products from these suppliers or our other current suppliers of our other products, we could produce or replace these products or substitute ingredients without great difficulty or significant increases in our cost of goods sold.

         For other products, we place orders for finished goods and manufacturing services to meet the demand of the market. These orders are based on price quotations and other terms obtained from selected manufacturers.

Research and Development

         We believe that our ability to introduce new products increases our distributor's visibility and competitiveness in the marketplace. NHTC maintains its own product review and evaluation staff and relies upon independent research consultants and vendor research departments for product research, development and formulation. We have incurred minimal research and development costs in the years ended December 31, 2002 and December 31, 2001. We purchase finished goods from manufacturers and sell directly to our distributors for their resale or personal consumption.

         All products are subject to sample testing, weight testing and purity testing by independent laboratories.

Marketing and Distribution

         Through our subsidiaries, Lexxus and eKaire, we seek to be a leader in the personal health and wellness marketplace by driving products into as many venues and into as many markets as possible through our multi-level marketing operations. Our objectives are to enrich the lives of the users of our products while enabling distributors to benefit financially from the sale of our products.

         Both Lexxus and eKaire are set up as MLM companies using a network of distributors to sell products. Distributors are independent contractors who purchase products directly from the respective subsidiary for resale to retail consumers or for personal consumption. Distributors may elect to work on a full-time or a part-time basis. The growth of a distributor's business depends largely upon the ability to recruit a down-line and the strength of our products in the marketplace.

         Currently, we have distributors located in all fifty states, as well as the District of Columbia, Puerto Rico, Canada, Australia, New Zealand, Taiwan, Hong Kong, Singapore, Philippines, Brazil, India and sixteen countries in eastern Europe, including Russia, in order to maximize direct selling efforts. We intend to pursue additional foreign markets in 2003.

         To become a Lexxus distributor, a person must accept an agreement (posted on our website) to comply with our policies and procedures and to pay a nominal $100 fee. Each potential distributor joins Lexxus by visiting our website and paying the initial fee. To be considered "active", the distributor must order a minimum of $100 of products each year. Out of approximately 75,000 accounts, Lexxus currently has approximately 37,000 active distributors.

         To become an eKaire distributor, a person must sign an agreement to comply with our policies and procedures. To remain "active", the distributor must order a minimum of $50 of products each year. Out of approximately 12,000 accounts, eKaire currently has approximately 3,000 active distributors.

         We pay commissions to qualified distributors based on sales volumes for each commission period. We offer one of the highest payouts in the MLM industry. We believe that the uniqueness and efficacy of our products, combined with a very high commission rate, creates a highly desirable business opportunity and work environment for our distributors.

         Distributors generally pay for products by credit card in connection with orders placed through their Internet page at www.mylexxus.com or www.mykaire.com prior to shipment. Accordingly, we carry minimal accounts receivable.

         We sponsor promotional meetings and participate in motivational training events in key cities around the world. These events are designed to inform prospective and existing distributors about both existing and new product lines and selling techniques. Distributors share their MLM experiences, their individual selling styles and their recruiting methods. Prospective distributors are educated about the structure, dynamics and benefits of the network marketing industry. We are continually developing marketing strategies and programs to motivate distributors. These programs are designed to increase distributors' monthly product sales and the recruiting of new distributors.

Sponsorship

         We rely on our distributors to recruit and sponsor new distributors of our products. While we provide product samples, brochures and other sales materials, distributors are primarily responsible for recruiting and educating new distributors with respect to products, the compensation plan and how to build a successful distributorship.

         The sponsoring of new distributors creates multiple levels in a network marketing structure. Persons that a distributor sponsors are referred to as "downline" or "sponsored" distributors. If downline distributors also sponsor new distributors, they create additional levels in the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.

         Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors. However, because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products, we believe that many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. People are often attracted to become distributors after using our products and becoming regular customers or after attending introductory seminars because they are seeking new business opportunities. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users. A potential distributor must agree to our standard terms and conditions, which obligates the distributor to abide by our policies and procedures.

Compensation Plan

         We believe that one of our key competitive advantages is our Compensation Plan. Under our Compensation Plan, distributors are paid consolidated weekly commissions in the distributor's home country, in local currency, for their own product sales and for product sales in that distributor's downline distributor network across all geographic markets. This "seamless" compensation plan enables a distributor located in one country to sponsor another distributor located in another country in which we do business.

         Based upon management's knowledge of our competitors' distributor compensation plans, we believe that our Compensation Plan is among the most financially rewarding plans offered to distributors by network marketing companies. Currently, there are two fundamental ways in which our distributors can earn money:

         o through retail markups on sales of products purchased by distributors at wholesale; and

         o        through a series of commissions on product sales.

         Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product's wholesale cost. As a distributor's business expands from successfully sponsoring other distributors into the business who in turn expand their own businesses, a distributor receives higher commissions. In determining commissions, the number of levels of downline distributors included in distributor's commissionable group increases as the number of distributorships directly below the distributor increases.


Distributor Support

         We are committed to providing high-level support services tailored to the needs of our distributors in each market. We attempt to meet the needs and build the loyalty of distributors by providing personalized distributor services and by maintaining a generous product return policy. Because the majority of our distributors are part-time and have only a limited number of hours each week to concentrate on their business, we believe that maximizing a distributor's efforts by providing effective distributor support has been, and will continue to be, important to our success.

         Through training meetings, annual conventions, web-based messages, distributor focus groups, regular telephone conference calls and other personal contacts with distributors, we seek to understand and satisfy the needs of our distributors. We provide computerized product fulfillment and tracking services that result in user-friendly, timely product distribution. Several of our offices maintain meeting rooms, which our distributors may utilize for training and sponsoring activities. Because of our efficient distribution system, we do not believe that most of our distributors maintain a significant inventory of our products.

         To help maintain communication with our distributors, we offer the following support programs:

Touchtalk and Fax on Demand

         Touchtalk is an automated telephone system that distributors can call 24 hours a day, 7 days a week, to receive reports on the sales activity of their organization and listen to selected messages on special offers, marketing program updates and product information. Certain information is also available via facsimile transmission to the distributor.

Weekly Teleconference

         Both Lexxus and eKaire hold a weekly teleconference with company management and associate field leadership on various subjects such as technical product discussions, distributor organization building and management techniques.

Internet

         We maintain websites at www.nhtc.ws, www.ekaire.com, www.kaire.com, www.lexxusinternational.com, www.mylexxus.com and www.mykaire.com. On each website, the user can read company news, learn more about various products, place orders, and sign up to be a distributor.

Product Literature

         We offer a variety of literature to distributors, including product catalogs, informational brochures, pamphlets and posters for individual products.

Toll Free Access

         eKaire offers a toll free number, to place orders and to sponsor new distributors, but Lexxus offers these services only through its websites. Both eKaire and Lexxus offer "live" consumer support where general questions or concerns can be addressed by a customer service representative.

Broadcast Fax/Broadcast E-mail

         Announcements about Lexxus and eKaire are sent via facsimile and/or e-mail to distributors.

Technology and Internet Initiatives

         We believe that the Internet has become increasingly important to our business as more consumers communicate online and purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our distributors to take advantage of the Internet. Virtually all of our sales during 2002 occurred over the Internet. eKaire has a personalized website for its distributors to purchase products via the internet at www.mykaire.com. In addition, Lexxus offers a global web page that allows a distributor to have a personalized website at www.mylexxus.com through which he or she can sell products in 29 global markets.

Rules Affecting Distributors

         We monitor regulations in each market as well as the activity of distributors to ensure that our distributor activities comply with local laws. Our distributor policies and procedures establish the rules that distributors must follow in each market. We also monitor distributor activity in an attempt to provide our distributors with a level playing field and so that one distributor may not be disadvantaged by the activities of another. We require our distributors to present products and business opportunities ethically and professionally. Distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature. Even though sponsoring activities can be conducted in many countries, our distributors may not conduct marketing activities outside of those countries in which we currently conduct business.

         We must produce or pre-approve all sales aids used by distributors such as videotapes, audiotapes, brochures and promotional clothing. Distributors may not use any form of media advertising to promote products unless pre-approved by the Company. Products may be promoted only by personal contact or by literature produced or approved by us. Distributors may not use our trademarks or other intellectual property without our consent.

         Our compliance department systematically reviews reports of alleged distributor misbehavior. If we determine that one of our distributors has violated any of our distributor policies or procedures, we may terminate the distributor's rights completely. Alternatively, we may impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of a distributorship, fines, withholding commissions until specified conditions are satisfied or other appropriate injunctive relief. Our distributors are independent contractors who may resign/terminate their distributorship at any time.

Competition

         We compete with a significant number of other retailers that are engaged in similar lines of business, including both sellers of health-related products and other MLMs. Many of the competitors have greater name recognition and financial resources as well as many more distributors. The two most well-known and established of the MLMs are Mary Kay, Inc. and Amway Corp., each with over three million associates worldwide. Other non-MLM retailers with which we compete include retail pharmacies and health stores, such as General Nutrition Centers, and Internet companies, such as VitaminShoppe.com and drugstore.com. The market for nutritional supplements is rapidly growing and is highly competitive. The MLM channel tends to sell products at a higher price compared to retailers, which poses a degree of competitive risk with respect to price points. No assurance can be given that we will continue to compete effectively against retail stores, internet based retailers or other MLMs.

Seasonality

         We believe that the recruitment of distributors and the general sales volume fluctuates on a pattern opposite of typical retail sales. Since most of our distributors operate as a home-based businesses, distributors tend to take "typical" vacations such as during summer and winter holidays, thus, decreasing our sales volume during such vacation periods.

Intellectual Property

         In November 2001, the inventor of our Alura(TM) product, from whom we have a license to distribute Alura(TM), was awarded a patent for the formulation of the product.

         Most of the eKaire and Lexxus products are packaged under a "private label" specifically for us. We have applied for trademark registration for names, logos and various product names in several countries into which eKaire and Lexxus are considering expanding. We currently have approximately 15 trademark registrations in the United States and approximately two trademark applications pending with the United States Patent and Trademark Office. Our registered trademarks expire or become renewable from March 2005 to October 2008 and we rely on common law trademark rights to protect our unregistered trademarks. These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used, provided however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographic area.

Government Regulation

Direct Selling Activities

         Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes often referred to as "pyramid" schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

         o impose cancellation/product return, inventory buy backs and cooling off rights for consumers and distributors;

         o require us or our distributors to register with governmental agencies;

         o        impose reporting requirements; and

         o impose upon us requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.

         The laws and regulations governing direct selling are modified from time to time to address concern of regulators. For example, in South Korea new regulations were recently adopted that, among other things, restrict multi-level marketing companies from imposing certain personal sales quota to obtain or maintain distributorship or favorable compensation rates, modify product return requirements so that product must be returned within a shorter period of time, and require the companies to show sufficient insurance or guarantee to reimburse customers and/or distributors for cancelled or unfilled orders. We have had to make some modifications to our compensation plan and policies to address some of these new rules.

         Based on research conducted in opening our existing markets, the nature and scope of inquiries from government regulatory authorities, and our history of operations in such markets to date, we believe that our methods of distribution are in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which we currently operate. Even though we believe that laws governing direct selling are generally becoming more permissive, many countries currently have laws in place that would prohibit us from conducting business in such markets. There can be no assurance that we will be allowed to continue to conduct business in each of our existing markets that we currently service or any new market we may enter in the future.

Regulation of Our Products

         Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, State

Attorneys General and other state regulatory agencies, and similar government agencies in each market in which we operate. For example, in Taiwan, all "medicated" cosmetic and pharmaceutical products require registration. These regulations can limit our ability to import products into our markets and can delay introductions of new products into markets as we go through the registration and approval process for our products.

         Some of our products are strictly regulated in some of the markets in which we operate. These markets have varied regulations that apply to and distinguish nutritional health supplements from "drugs" or "pharmaceutical products." For example, our products are regulated by the FDA of the United States under the Federal Food, Drug and Cosmetic Act. The Federal Food, Drug and Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this limits, however, the FDA's power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products.

         Most of our existing major markets also regulate product claims and advertising regarding the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. Accordingly, these regulations can limit our ability and that of our distributors to inform consumers of the full benefits of our products. For example, in the United States, we are unable to make any claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. The Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. In addition, all product claims must be substantiated.


Other Regulatory Issues

         As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control and transfer pricing laws that regulate the flow of funds between our subsidiaries and us for product purchases, management services and contractual obligations such as the payment of distributor commissions.

Product Warranties and Returns

Lexxus

         The Lexxus refund policies and procedures closely follow industry and country standards. Distributors may return unopened product that is in resalable condition for a partial refund. All products must be returned within twelve months of the original purchase date for refund eligibility. Lexxus must be notified of the return in writing and such written requests will be considered a termination notice of the distributorship.

         The Lexxus refund policies and procedures in other various countries are similar to those of United States and Canada, but vary from fourteen days to twelve months for the return of products for refund eligibility.

eKaire

         eKaire product warranties and refund policies are similar to those of other companies in the industry. If a distributor is not satisfied with the product then he/she can return the product to eKaire within 90 days of the first time the product was purchased for a full refund. A distributor may return or exchange products that are unopened and in resalable condition 30 days after the date of purchase.

Management Information Systems

         We utilize a third party to process distributor orders and to calculate the distributor commission payments. Lexxus maintains a web-based system to communicate volume and commissions to its distributors. The eKaire commission system provides each associate with a detailed monthly accounting of all sales and recruiting activity. These statements eliminate the need for substantial record keeping on behalf of the distributor.

Insurance

         NHTC currently carries general liability insurance in the amount of $1,000,000 per occurrence and $1,000,000 in the aggregate. However, we do not carry product liability insurance, but believe that we are covered by insurance maintained by our principal suppliers. There can be no assurance, however, that this insurance will be available, and if available, sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost, if at all. A successful claim could have a material adverse effect our business, financial condition and results of operations.

Employees

         The combined total of employees for our company, including the employees of our subsidiaries is 153 at December 31, 2002, including 35 senior management, 5 administrative assistants, 32 warehouse employees, and 81 "general operations" employees, which includes employees in customer service and administrative roles. 146 employees are full-time and 7 are part-time. None of the employees is represented by a union, and we believe that employee relations are good.

Corporate History

         NHTC was incorporated on December 1, 1988 in the state of Florida as the "Florida Institute of Massage Therapy, Inc.", and changed its name to "Natural Health Trends Corp." on June 24, 1993. The Florida Institute of Massage Therapy, Inc. was initially formed to primarily operate vocational schools in Florida.

         In August 1998, we sold the 3 vocational schools that we operated.

         In July 1997, we acquired all of the outstanding capital stock of Global Health Alternatives, Inc. ("GHA") which operated our natural health care product division.

         NHTC's Common Stock, par value $0.001 per share (the "Common Stock") is listed on the Over-the-Counter Bulletin Board (the "OTCBB"). In March 2003, NHTC effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC".

         NHTC is a holding company that operates two businesses, which distribute products that promote health, wellness and vitality through a multi-level marketing ("MLM") channel. The following paragraphs will outline the progression of NHTC as it is organized today.

         In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned USA subsidiary, Lexxus International, Inc., a Delaware corporation. The original founders of Lexxus International received an aggregate of 100,000 shares of our Common Stock and own 49% of the total number of shares of capital stock of Lexxus International, Inc., a Delaware corporation.

         In the second quarter of 2001, we incorporated Lexxus International (SW Pacific) Pty. Ltd., an Australian corporation and our majority-owned subsidiary, which does business in Australia ("Lexxus Australia"). In addition, we incorporated Lexxus International (New Zealand) Limited, a New Zealand corporation and majority-owned subsidiary of NHTC, which does business in New Zealand ("Lexxus New Zealand").

         In June 2001, we incorporated Lighthouse Marketing Corporation ("Lighthouse"), a Delaware Corporation and our wholly-owned subsidiary. As of January 31, 2003, Lighthouse acquired certain assets from NuEworld. See "Business - Recent Developments."

         In June 2001, we sold all of the outstanding Common Stock in Kaire Nutraceuticals, Inc., a Delaware corporation, to a South African firm.

         On November 16, 2001, we incorporated Lexxus International Co., Ltd., a corporation organized under the laws of the Republic of China and our majority-owned subsidiary ("Lexxus Taiwan") which does business in Taiwan.

         On January 28, 2002, we incorporated MyLexxus Europe AG, a corporation organized under the laws of Switzerland and our majority-owned subsidiary ("MyLexxus Europe"). This company manages the sales of product into sixteen eastern European countries, including Russia.

         In March 2002, we incorporated Lexxus International Co., Ltd., a corporation organized under the laws of Hong Kong and our wholly-owned subsidiary ("Lexxus Hong Kong") which does business in Hong Kong.

         In April 2002, we incorporated Personal Care International India Pvt. Ltd., a corporation organized under the laws of India and our wholly-owned subsidiary ("MyLexxus India") which does business in India.

         In June 2002, we incorporated Lexxus International Marketing Ltd., a corporation organized under the laws of Singapore and our majority-owned subsidiary ("Lexxus Singapore") which does business in Singapore.

         In November 2002, we incorporated Lexxus International (Philippines) Inc., a corporation organized under the laws of the Philippines and our majority-owned subsidiary ("Lexxus Philippines") which does business in the Philippines.

         In February 1999, NHTC Holdings Inc. acquired certain assets (the "Kaire Assets") of Kaire International, Inc., a Delaware corporation ("KII"). The assets included, but not limited to, the corporate name, all variations and any other product name, registered and unregistered trademarks, tradenames, servicemarks, patents, logos and copyrights of KII, and independent distributor lists. In exchange for the Kaire Assets, we issued the following:

               o to 11 secured creditors of KII, $2,800,000 or 2,800 aggregate stated value of our Series F preferred stock, par value $1,000 per share (the "Series F Preferred Stock");

               o to two secured creditors of KII, $350,000 or 350 aggregate stated value of Series G preferred stock, par value $1,000 per share (the "Series G Preferred Stock")

         In March 2001, Global Health Alternatives, Inc., a Delaware corporation and wholly-owned subsidiary of NHTC ("GHA"), and Ellon, Inc., a Delaware corporation and wholly-owned subsidiary of GHA ("Ellon"), filed for Chapter 7 bankruptcy liquidation in the United States Bankruptcy Court of the Northern District of Texas. Neither GHA nor Ellon had operations during 2001. Both GHA and Ellon were dissolved in June 2001.

Risk Factors

In addition to other information in this Annual Report, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Risks Related to Our Business

Our Failure To Maintain and Expand Our Distributor Relationships Could Adversely Affect Our Business.

We distribute our products through independent distributors, and we depend upon them directly for substantially all of our sales. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors. Our multi-level marketing organization is headed by a relatively small number of key distributors responsible for a significant percentage of total sales, including, in some cases, sales in several different countries. The loss of a significant number of distributors, including any key distributors, could materially and adversely affect sales of our products and could impair our ability to attract new distributors. Moreover, the replacement of distributors could be difficult because, in our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the personal care and cosmetic product industries. Our distributors may terminate their services with us at any time and, in fact, like many network marketing organizations, we have a high rate of attrition.

Our Lexxus Subsidiaries Have a Limited Operating History Which May Not be Indicative of Future Performance.

Although our Lexxus subsidiaries accounted for approximately 90% of our total revenues during fiscal 2002, it is has only been operating since January 2001, and therefore, is in the early stage of its development. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving international markets. If we are unable to effectively allocate our resources and help grow our Lexxus International subsidiary, our stock price may be adversely affected and we may be unable to execute our strategy of expanding our network of distributors. Our business depends upon the performance of our Lexxus subsidiaries and, due to its relatively short operating history, past performance may not be indicative of future results.

Regulatory Matters Governing Our Industry Could Have A Significant Negative Effect On Our Business.

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions.

Product Regulations.

The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of certain of our products are subject to extensive regulation by various federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission and the United States Department of Agriculture and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by us or our distributors to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business. In addition, the adoption of new regulations, or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in significant loss of sales revenues.

Product Claims, Advertising And Distributor Activities.

Our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors for which we may be held responsible, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products. Distributor activities in our existing markets that violate applicable governmental laws or regulations could result in governmental or private actions against us in markets where we operate. Given the size of our distributor force, we cannot assure that our distributors will comply with applicable legal requirements.

Network Marketing System.

Our network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within the organizations is based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. We are subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations. The failure of our network marketing system to comply with such regulations could have a material adverse effect on our business in a particular market or in general.

We are also subject to the risk of private party challenges to the legality of our network marketing system. The regulatory requirements concerning network marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing system, or in proceedings not involving us directly but which challenge the legality of other multi-level marketing systems, could have a material adverse effect on our business.

Transfer Pricing And Similar Regulations.

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our United States or local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

Taxation Relating To Distributors.

Our distributors are subject to taxation, and in some instances legislation or governmental agencies impose an obligation on us to collect the taxes, such as value added taxes, and maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors.

Other Regulations.

We are also subject to a variety of other regulations in various foreign markets, including regulations pertaining to employment and severance pay requirements, import/export regulations and antitrust issues. Our failure to comply, or assertions that we fail to comply, with these regulations could have a material adverse effect on our business in a particular market or in general.

To the extent we decide to commence or expand operations in additional countries, government regulations in those countries may prevent or delay entry into or expansion of operations in those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into the markets. However, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products.

Currency Exchange Rate Fluctuations Could Lower Our Revenue And Net Income.

In 2002, we recognized approximately 75% of our revenue in non-United States markets of which approximately 25% was in foreign currencies. We purchase inventory primarily in the United States in United States dollars. In preparing our financial statements, we translate revenue and expenses in foreign countries from their local currencies into United States dollars using weighted average exchange rates. If the United States dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition. Further, to date we have not attempted to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts.

If We Are Unable To Expand Operations In Any Of The New Markets We Have Currently Targeted, We May Have Difficulty Achieving Our Long-Term Objectives.

A significant percentage of our revenue growth over the past two years has been attributable to our expansion into new markets. For example, the revenue growth we experienced in 2002 was due in part to our successful expansion of operations into Hong Kong, Russia and Taiwan. Moreover, our growth over the next several years depends on our ability to successfully introduce our products and our distribution system into new markets, including the Philippines and South Korea. We could face regulatory difficulties in accessing these new markets. If we are unable to successfully expand our operations into these new markets, our opportunities to grow our business may be limited, and as a result, we may not be able to achieve our long-term objectives.

Adverse Publicity Concerning Our Business, Marketing Plan Or Products Could Harm Our Business And Reputation.

The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the legality of our distributor network, our products or the actions of our distributors. Specifically, we are susceptible to adverse publicity concerning:

          o    the legality of network marketing;

          o the safety of the ingredients found in our products or our competitor's products;

          o regulatory investigations of us, our competitors and our respective products;

          o    the actions of our current or former distributors; and

          o    public perceptions of direct selling businesses in general.

In addition, in the past certain network marketing companies have experienced negative publicity in connection with regulatory investigations and inquiries that has harmed the network marketing industry in general. We, or one or more of our network marketing competitors, may receive negative publicity in the future and it may harm our business and reputation.

Although Our Distributors Are Independent Contractors, Improper Distributor Actions That Violate Laws Or Regulations Could Harm Our Business.

Distributor activities that violate governmental laws or regulations could result in governmental actions against us in markets where we operate. Our distributors are not employees and act independently of us. We implement strict policies and procedures to ensure our distributors will comply with legal requirements. However, given the size of our distributor force, we experience problems with distributors from time to time. Distributors often desire to enter a market before we have received approval to do business in order to gain an advantage in the market. Improper distributor activity in new geographic markets can be particularly harmful to our ability to ultimately enter these markets.

Failure Of New Products To Gain Distributor And Market Acceptance Could Harm Our Business.

An important component of our business is our ability to develop new products that create enthusiasm among our distributor force. If we fail to introduce new products, our distributor productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, limited capital resources, government regulations, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences.

The Loss Of Key High-Level Distributors Could Negatively Impact Our Distributor Growth And Our Revenue.

We have approximately 40,000 active distributors and 10,000 senior level distributors. These senior level distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a senior level distributor or a group of leading distributors in the distributor's network of downline distributors whether by their own choice or through disciplinary actions by us for violations of our policies and procedures could negatively impact our distributor growth and our revenue.

Increases In Duties On Our Imported Products In Our Non-United States Markets Could Reduce Our Revenue And Harm Our Competitive Position.

Historically, we have imported most of our products into the countries in which they are ultimately sold. These countries impose various legal restrictions on imports and typically impose duties on our products. In any given country, regulators may increase duties on imports and, as a result, reduce our profitability and harm our competitive position relative to locally produced goods. In some countries government regulations may prevent importation of our products altogether or require us to locally manufacture or source a significant portion of our products.

System Failures Could Harm Our Business.

Because of our diverse geographic operations and our seamless distributor compensation plan, our business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures, computer viruses and worms, software defects and other events. They are also subject to break-ins, sabotage, acts of vandalism and similar misconduct. Despite precautions, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

Because Of Our Dependence Upon Consumer Perceptions, Adverse Publicity Associated With Harmful Effects Resulting From The Consumption Of Our Products, Or Any Similar Products Distributed By Other Companies, Could Have A Material Adverse Effect On Us.

Because we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies, we could be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers. Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from consumers' use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on us. Adverse publicity could also negatively affect our ability to attract, motivate and retain distributors.

We Do Not Have Product Liability Insurance And Product Liability Claims Could Hurt Our Business.

Currently, we do not have product liability insurance, although the insurance carried by our suppliers may cover product liability claims against us. Nevertheless, we do not conduct or sponsor clinical studies of our products. As a marketer of nutraceuticals, cosmetic lotions and other products that are ingested by consumers or applied to their bodies, we may become subjected to various product liability claims, including that: (i) our products contain contaminants; (ii) our products include inadequate instructions as to their uses; or (iii) our products include inadequate warnings concerning side effects and interactions with other substances. Especially since we do not have direct product liability insurance, it is possible that product liability claims and the resulting adverse publicity could negatively affect our business. If our suppliers' product liability insurance fails to cover product liability claims, or such claims exceed the amount of coverage provided by such policies, we could be required to pay substantial monetary damages which could materially harm our business, financial condition and results of operations. As a result, we may become required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.


We Do Not Manufacture Our Own Products So We Must Rely On Independent Third Parties For The Manufacture And Supply Of Our Products.

All of our products are manufactured by outside companies. There is no assurance that these outside manufacturers will continue to reliably supply products to us at the level of quality we require. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide the products in required volumes and quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we will be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of our products could result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

Our Foreign Operations Are Exposed To Risks Associated With Trade Restrictions And Political, Economic And Social Instability.

A foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase.

A Large Portion Of Our Sales Is Concentrated In A Small Number Of Countries.

Our earnings in future periods may be susceptible to various risks because of the concentration of our sales in a small number of countries. Of the 29 countries in which we operated as of December 31, 2002, the United States, Hong Kong, Russia and Taiwan, accounted for approximately 90% of our total sales. As a result, our performance is dependent upon government regulation, economic conditions and consumer demand for our products in these four countries.

Two Of Our Products Constitute A Significant Portion Of Our Sales.

Our Alura(TM) and Skindulgence(TM) products constitute a significant portion of our retail sales, accounting for approximately 40% and 50%, respectively of our total sales in fiscal 2002. If consumer demand for either of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products, or we cease offering either of these products for any reason without a suitable replacement, our business, financial condition and results of operations could be materially and adversely effected.

Our Ability To Grow In The Future Will Be More Dependent On Increased Penetration Of Existing Markets Than New Market Openings, Relative To Past Years; As A Result, Our Business Will Be Adversely Affected If We Are Unable To Successfully Increase Existing Market Penetration.

During the past two years Lexxus has expanded principally by entering into new markets and introducing new products. Because we have already succeeded in entering into many of the most attractive markets for our products and distribution system, an increasingly important part of our strategy for continued growth is to increase the number and range of our products available in our existing markets. In addition, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. We cannot assure that our efforts to increase our market penetration in our existing markets will be successful.

We May Not Properly Manage Our Growth.

Our success has been, and will continue to be, significantly dependent on our ability to manage rapid growth through expansions and enhancements of our worldwide personnel and management, order processing and fulfillment, inventory and shipping systems and other aspects of operations. As we continue to expand our operations, the ability to manage this growth will represent an increasing challenge and our failure to properly manage this growth may materially and adversely affect our results of operation.

The High Level Of Competition In Our Industry Could Adversely Affect Our
Business.

The business of marketing nutracuetical and lifestyle enhancement products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products which may rapidly capture a significant share of the market. Although we are the exclusive distributor of the Alura(TM) product in the network marketing segment, we cannot be sure that another company will not replicate, or market similar products. Sales of similar products by competitors may materially and adversely effect our business, financial condition and results of operations.

We are subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market similar products as well as other types of products.

Most of our competitors are substantially larger than we are, offer a wider array of products, have far greater financial resources and many more active distributors than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan and other incentives. We believe that our compensation and incentive programs provide our distributors with significant earning potential. However, we cannot be sure that our programs for recruitment and retention of distributors will be successful.

Terrorist Attacks Or Acts Of War May Seriously Harm Our Business.

Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could impact our revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially and adversely affect our business, results of operations, and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

A General Economic Downturn May Reduce Our Revenues.

Worldwide economic conditions may affect demand for our products. Consumer purchases of our products may decline during recessionary periods and also may decline at other times when disposable income is lower.

Loss Of Key Personnel Could Adversely Affect Our Business.

Our future success depends to a significant degree on the skills, experience and efforts of Mark D. Woodburn, our President and Chief Financial Officer, and Terry LaCore, the Chief Executive Officer of Lexxus. The loss of the services of either Mr. Woodburn or Mr. LaCore could have a material adverse effect on our business, results of operations and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers and other members of senior management could have a material adverse effect on our business, results of operations and financial condition.

We May Be Unable To Protect Our Proprietary Technology Rights.

Our success depends to a significant degree upon the protection of our licensed software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third-parties, all of which offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology. The reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

Our Use Of The "Alura" Trademark May Infringe The Trademark Rights Of Other Companies.

Our use of "Alura" as well as the use of other names, may result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to pay damages and/or to enter into royalty or license agreements to continue to use a product name. We may be required to stop using the name "Alura". Any of these events could have a material adverse effect on our business, operating results and financial condition.

Risks Related To Our Common Stock

Disappointing Quarterly Revenue Or Operating Results Could Cause The Price Of Our Common Stock To Fall.

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could fall substantially.

Our Common Stock Is Particularly Subject To Volatility Because Of The Industry That We Are In.

The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of network marketing companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our Common Stock.

Future Sales By Existing Security Holders Could Depress The Market Price Of Our Common Stock.

If our existing stockholders sell a large number of shares of our Common Stock, the market price of the Common Stock could decline significantly. Further, even the perception in the public market that our existing stockholders might sell shares of Common Stock could depress the market price of the Common Stock.

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange.

There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

o    Limited release of the market prices of our securities;

o    Limited news coverage of us;

o    Limited interest by investors in our securities;

o    Volatility of our stock price due to low trading volume;

o Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and

o Limited ability to issue additional securities or to secure additional financing.

There is No Assurance That An Active Public Trading Market Will Develop.

There has been an extremely limited public trading market for the Company's Common Stock. There can be no assurances that a public trading market for the Common Stock will develop or that a public trading market, if developed, will be sustained. If for any reason a public trading market does not develop, purchasers of the shares of Common Stock may have difficulty in selling their securities should they desire to do so.

"Penny Stock" Regulations May Impose Certain Restrictions On The Marketability of Our Securities.

The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. NHTC's Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a "penny stock", unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the "penny stock" market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the "penny stock" held in the account and information on the limited market in "penny stocks". Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the NHTC's securities and may negatively affect the ability of purchasers of the NHTC's shares of Common Stock to sell such securities.

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions.

Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, we will be required to make changes to our corporate governance practices. For example, one Nasdaq proposal (which may become applicable to companies listed on the OTC Bulletin Board, or its successor, the BBX Exchange) under review by the Securities and Exchange Commission will require that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. Currently, none of the members of our Board of Directors are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted and if it becomes applicable to our Company. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of Common Stock trade.

ITEM 2.  PROPERTIES.

         NHTC utilizes approximately 1,000 square feet of office space in Irving, Texas on an as needed basis, through an arrangement with Regus Business Centre which provides business solutions for companies. NHTC pays a minimum annual rental fee of $2,100. Lexxus leases an aggregate of approximately 16,000 square feet of office and warehouse space in Dallas, Texas. The lease term is 38 months, expiring on September 30, 2004, and the current rent is approximately $151,500 per year. Additional warehousing for Lexxus is located in Hollister, Missouri where Lexxus utilizes approximately 35,000 square feet of warehouse space. The lease term is on a month-to-month basis at a rent of $18,000 per year. The Canadian office and warehouse of Lexxus and eKaire leases office space in Langley, British Columbia, totaling approximately 3,600 square feet. The lease term is 36 months, expiring on December 1, 2004 and the current rent is approximately $25,000 per year.

         Kaire Australia, Kaire New Zealand, Lexxus Australia and Lexxus New Zealand lease office space and warehouse facilities of approximately 2,475 square feet in Queensland, Australia. The lease term is 60 months, expiring on January 1, 2007, and the current rent is approximately $20,000 per year.

         In March 2002, Lexxus Taiwan entered into a 24 month agreement for 6,314 square feet of office space at a current rate of approximately $74,796 per year.

         In April 2002, Lexxus India entered into a 60 month agreement for 2,665 square feet of office space at a current rate of approximately $12,086 per year.

         In July 2002, Lexxus Singapore entered into a 36 month agreement for 4,155 square feet of office space at a current rate of approximately $115,891 per year.


         In August 2002, Lexxus Hong Kong entered into a 36 month agreement for approximately 5,400 square feet of office space at a current rate of approximately $140,260 per year.

         In November 2002, MyLexxus Europe entered into a 12 month agreement for 1,841 square feet of office space in Russia at a current rate of approximately $21,600 per year. In October 2002, MyLexxus Europe also entered into a 12 month agreement for 1,582 square feet of office space in France at a current rate of $21,841 per year.

         In January 2003, Lexxus Philippines entered into a 24 month agreement for 6,641 square feet of office space at a current rate of approximately $50,112 per year.


         We believe that such properties are suitable and adequate for our current operating needs.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, NHTC is involved in legal proceedings incidental to the course of business. NHTC believes that pending actions, both individually and in the aggregate, will not have a material adverse effect on the financial condition, results of operations, cash flows or prospects. Management believes that adequate provision has been made for the resolution of such actions and proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the last quarter of 2002, NHTC did not submit any matter to the vote of the shareholders.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         NHTC's Common Stock is currently quoted on the OTCBB under the symbol "NHLC". The following table sets forth the range of high and low closing sale prices on a quarterly basis as reported by the OTC Bulletin Board for the fiscal years 2001 and 2002.

                                         2001

       -----------------------      ---------------      ---------------
              Quarter                 High Bid($)           Low Bid($)
       -----------------------      ---------------      ---------------
       First Quarter                           4.69                 1.56
       -----------------------      ---------------      ---------------
       Second Quarter                         11.00                 1.56
       -----------------------      ---------------      ---------------
       Third Quarter                           7.00                 4.00
       -----------------------      ---------------      ---------------
       Fourth Quarter                          5.00                 3.00
       -----------------------      ---------------      ---------------


                                        2002

       -----------------------      ---------------      ---------------
              Quarter                 High Bid($)           Low Bid($)
       -----------------------      ---------------      ---------------
       First Quarter                           4.00                 2.00
       -----------------------      ---------------      ---------------
       Second Quarter                          2.00                 1.00
       -----------------------      ---------------      ---------------
       Third Quarter                           3.00                 1.00
       -----------------------      ---------------      ---------------
       Fourth Quarter                          3.00                 1.00
       -----------------------      ---------------      ---------------

         The OTCBB quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

         In March 2003, we effected a 1-for-100 reverse stock split with respect to the outstanding shares of our Common Stock.

Holders

         As of February 3, 2003, NHTC had approximately 302 holders of record of our Common Stock and approximately 4,231 beneficial owners of Common Stock.

Dividends

         We have not paid any cash dividends on our Common Stock to date and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, future-financing arrangements, if any, may preclude or otherwise restrict the payment of dividends.

Recent Sales of Unregistered Securities

         In April 2001, we issued 50 shares of Series H Preferred Stock with a face value of $1,000 per share to an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 of Regulation D, as promulgated by the Act.

         In April 2001, we issued 5,000 shares of Common Stock to certain management employees, pursuant to Section 4(2) of the Act.

         In May 2001, we issued 50 shares of Series H Preferred Stock with a face value of $1,000 per share, to an accredited investor, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

         During 2001, we issued 355,230 shares of Common Stock to accredited investors upon conversion of $946,768 face amount of Series E Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

         During 2001, we issued 515,592 shares of Common Stock to accredited investors upon conversion of $1,416,408 face amount of Series F Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

         During 2001, we issued 157,322 shares of Common Stock to accredited investors upon conversion of $344,200 face amount of Series G Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

         During 2001, we issued 276,994 shares of Common Stock to an accredited investor upon conversion of $614,542 face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

         During 2001, we issued 122,604 shares of Common Stock to an accredited investor upon conversion of $206,194 face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

         During 2002, we issued 610,995 shares of Common Stock to accredited investors upon conversion of $1,200,960 face amount of Series F Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

         During 2002, we issued 137,497 shares of Common Stock to accredited investors upon conversion of $150,000 face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

         During 2002, we issued 1,025,397 shares of Common Stock to an accredited investor upon conversion of $777,476 face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D, as promulgated by the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

NHTC was incorporated on December 1, 1988 in the state of Florida as "Florida Institute of Massage Therapy, Inc.", and changed its name to "Natural Health Trends Corp." on June 24, 1993. The Florida Institute of Massage Therapy, Inc. was initially formed to primarily operate vocational schools in Florida.

In August 1998, we sold the 3 vocational schools that we operated.

In July 1997, we acquired all of the outstanding capital stock of Global Health Alternatives, Inc. ("GHA") which operated our natural health care product division.

NHTC's Common Stock, par value $0.001 per share (the "Common Stock") is listed on the Over-the-Counter Bulletin Board (the "OTCBB"). In March 2003, NHTC effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC". All share references will give effect to the reverse stock split.

NHTC is a holding company that operates two businesses, which distribute products that promote health, wellness and vitality through a multi-level marketing ("MLM") channel. The following paragraphs will outline the progression of NHTC as it is organized today.

NHTC's largest operation is its Lexxus subsidiaries ("Lexxus"). The U.S. company is called Lexxus International, Inc. a Delaware corporation and a majority-owned subsidiary of NHTC. Lexxus sells products that can be described as "quality of life" products, heightening sexual arousal, health and beauty.

In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned subsidiary, Lexxus International, Inc. ("Lexxus"), a Delaware corporation. The original founders of Lexxus International received an aggregate of 100,000 shares of Common Stock.

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

In June 2001, NHTC incorporated Lighthouse Marketing Corporation ("Lighthouse"), a Delaware Corporation and a wholly-owned subsidiary of NHTC. On January 31, 2003, NHTC entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc. and Lighthouse, pursuant to which Lighthouse purchased a database of distributors from NuEworld in exchange for the issuance of 360,000 shares of our Common Stock.

In June 2001, NHTC sold 100% of the Common Stock in Kaire Nutraceuticals, Inc., Delaware Corporation, to a South African firm.

On November 16, 2001, NHTC incorporated Lexxus International Co., Ltd., a corporation organized under the laws of the Republic of China and a majority-owned subsidiary of NHTC ("Lexxus Taiwan").

On January 28, 2002, NHTC incorporated MyLexxus Europe AG, a corporation organized under the laws of Switzerland and a majority-owned subsidiary of NHTC ("MyLexxus Europe"). This company manages the sales of product into sixteen eastern European countries, including Russia.

In March 2002, NHTC incorporated Lexxus International Co., Ltd., a corporation organized under the laws of Hong Kong and a wholly-owned subsidiary of NHTC ("Lexxus Hong Kong").

In April 2002, NHTC incorporated Personal Care International India Pvt. Ltd., a corporation organized under the laws of India and a wholly-owned subsidiary of NHTC ("MyLexxus India").

In June 2002, NHTC incorporated Lexxus International Marketing Ltd., a corporation organized under the laws of Singapore and a majority-owned subsidiary of NHTC ("Lexxus Singapore").

In November 2002, NHTC incorporated Lexxus International (Philippines) Inc., a corporation organized under the laws of the Philippines and a majority-owned subsidiary of NHTC ("Lexxus Philippines").

NHTC's other business, eKaire.com, Inc. ("eKaire"), distributes nutritional supplements aimed at general health and wellness through the Internet and other channels. eKaire consists of companies operating in the U.S., in Canada as Kaire International Canada Ltd. ("Kaire Canada"), in Australia as Kaire Nutraceuticals Australia Pty. Ltd. ("Kaire Australia"), and in New Zealand as Kaire Nutraceuticals New Zealand Limited ("Kaire New Zealand").

In February 1999, NHTC Holdings Inc. acquired certain assets (the "Kaire Assets") of Kaire International, Inc., a Delaware corporation ("KII"). The assets included, but not limited to, the corporate name, all variations and any other product name, registered and unregistered trademarks, tradenames, servicemarks, patents, logos and copyrights of KII, and independent associate lists. In exchange for the Kaire Assets, NHTC made the following issuances:

         o to 11 secured creditors of KII, $2,800,000 aggregate stated value of Series F preferred stock, par value $1,000 per share, of NHTC (the "Series F Preferred Stock");

         o to two secured creditors of KII, $350,000 aggregate stated value of Series G preferred stock, par value $1,000 per share, of NHTC (the "Series G Preferred Stock")

In March 2001, Global Health Alternatives, Inc. ("GHA"), a Delaware corporation and wholly-owned subsidiary of NHTC, and Ellon, Inc. ("Ellon"), a Delaware corporation and wholly-owned subsidiary of GHA, filed for Chapter 7 bankruptcy liquidation in the United States Bankruptcy Court of the Northern District of Texas. Neither GHA nor Ellon had operations during 2001. Both GHA and Ellon were dissolved in June 2001.


RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues

Revenues for the year ended December 31, 2002 were approximately $39,662,000 as compared to revenues for the year ended December 31, 2001 of approximately $24,794,000, an increase of approximately $14,868,000 or approximately 60%. The increased sales for the year ended December 31, 2002 were primarily from the sale of Lexxus products with an expansion into many other countries and with eKaire showing a slight rise in sales from the year ended December 31, 2001.

Cost of Sales

Cost of sales for the year ended December 31, 2002 was approximately $7,391,000 or 19% of revenues. Cost of sales for the year ended December 31, 2001 was $5,876,000 or 24% of revenues. The total cost of sales increased by approximately $1,515,000 or 26%, most of which was attributable to Lexxus product mix and sales volume compared to 2001 sales of eKaire products and a smaller Lexxus product mix in fewer countries. The decrease in the cost of sales as a percentage of revenues is attributable to lower manufactured cost of Lexxus products in conjunction with the higher sales volume of Lexxus products than eKaire products.

Gross Profit

Gross profit increased from approximately $18,918,000 in the year ended December 31, 2001 to approximately $32,271,000 in the year ended December 31, 2002. The increase was approximately $13,353,000 or 71%. The increase was attributable to the increase in gross sales by both Lexxus and eKaire and the reduction of cost of sales as a percentage of sales due to the growth of Lexxus into more international markets.

Commissions

Associate commissions were approximately $17,293,000 or 44% of revenues in the year ended December 31, 2002 compared with approximately $12,449,000 or 50% of revenues for the year ended December 31, 2001. The increase of commission expense is directly related to the increase in gross sales and the terms of the compensation plans. The decrease in the commission as a percentage of revenue is due to the normal fluctuations that occur in the compensation plan and also due to the amount of revenue allocated to the compensation plan.

Selling, General and Administrative Expenses

Selling, general and administrative costs increased from approximately $5,187,000 or 21% of revenues in the year ended December 31, 2001 to approximately $11,477,000 or 29% of revenues in the year ended December 31, 2002, an increase of approximately $6,290,000 or 121% which is attributable to the significant international expansion of Lexxus in 2002 with increased administrative expenses related to the opening of new offices.

Income Taxes

Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the years ended December 31, 2002 or 2001 under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", utilizing its loss carry forwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded as management has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

Other Income

During the year ended December 31, 2002, NHTC realized a gain of approximately $800,000 in other income due to the reduction of the reserve for contingent liabilities related to the sale of Kaire Nutraceuticals, Inc. During the year ended December 31, 2001, NHTC realized a gain of approximately $820,000 in other income due to the reduction of the reserve for contingent liabilities related to the sale of Kaire Nutraceuticals, Inc.

Income from Operations

Net income from operations was approximately $2,023,000 in the year ended December 31, 2001 or approximately 8% of revenues as compared to net income from operations of approximately $4,102,000 or approximately 10% of revenues in the year ended December 31, 2002.


Liquidity and Capital Resources

NHTC has funded the working capital and capital expenditure requirements primarily from cash provided through sales of products and through borrowings from institutions and individuals.

In March 2000, NHTC sold 1,000 shares of Series J Preferred Stock, par value $1,000 per share, (the "Series J Preferred Stock") realizing net proceeds of $1,000,000. Series J Preferred Stock pays a dividend at the rate of 10% per annum. Series J Preferred Stock and the accrued dividends thereon are convertible into shares of Common Stock at a conversion price equal to the lower of the closing bid price on the conversion date or 70% of the average closing bid price of the Common Stock for the lowest three trading days during the twenty day period immediately preceding the date on which NHTC receives notice of conversion from a holder thereof. During 2001, $206,194 face amount of Series J Preferred Stock was converted into 122,604 shares of Common Stock. During

2002, $777,476 face amount of Series J Preferred Stock was converted into 1,025,397 shares of Common Stock. At the end of 2002, $16,330 face amount of Series J Preferred Stock was still outstanding.

In May 2000, NHTC borrowed $20,700 from Tyler Pipeline, Inc. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bore interest at 10% per annum and was payable on demand. The note was convertible into shares of Common Stock at a discount equal to 60% of the average closing bid price of the Common Stock on the three days preceding notice of conversion of the note. In April 2001, this note was fully satisfied through conversion into an aggregate of 21,637 shares of Common Stock.

In October 2000, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date. In April 2002, these 50 shares of Series H Preferred Stock and $5,666 of accrued dividends were converted into 37,739 shares of Common Stock.

In October 2000, NHTC borrowed $10,000 from Meridian Investments, Inc. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bore interest at 10% per annum and was payable on demand. The note was convertible into shares of Common Stock at a discount equal to 60% of the average closing bid price of the Common Stock on the three days preceding notice of conversion. The note was repaid in November 2001.

In November 2000, NHTC borrowed $25,000 from Filin Corp. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bore interest at 10% per annum and was payable on demand. The note was convertible into shares of Common Stock at a discount equal to 60% of the average closing bid price of the Common Stock on the three days preceding notice of conversion. The note was converted into an aggregate of 14,528 shares of Common Stock in August 2001.

In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned subsidiary, Lexxus. The original founders of Lexxus International received an aggregate of 100,000 shares of Common Stock.

In April 2001, NHTC borrowed $100,000 from Augusta Street LLC. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bore interest at 10% per annum and was payable on demand. The note was convertible into shares of Common Stock at a discount equal to 75% of the average closing bid price of the Common Stock on the five days preceding notice of conversion. The note was converted into an aggregate of 78,343 shares of Common Stock in September 2002.

In April 2001, NHTC issued an aggregate of 2,000 shares of Common Stock to an individual in exchange for a loan of $50,000.

In April 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and was convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date. In November 2002, these 50 shares of Series H Preferred Stock and $6,389 of accrued dividends were converted into 40,422 shares of Common Stock.

In May 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date. In September 2002, 25 shares of Series H Preferred Stock were converted into 23,087 shares of Common Stock. In November 2002, 25 shares of Series H Preferred Stock and $5,440 of accrued dividends were converted into 36,248 shares of Common Stock.

In December 2001, NHTC borrowed $138,000 from Augusta Street LLC. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bore interest at 4.75% per annum and was payable on demand. The note was convertible into shares of Common Stock at a discount equal to 75% of the average closing bid price of the Common Stock on the five days preceding notice of conversion. The note was converted into an aggregate of 106,562 shares of Common Stock in September 2002.

During 2002, $1,200,960 face amount of Series F Preferred Stock was converted into 610,995 shares of Common Stock.

In November 2002, NHTC paid $100,000 and issued a promissory note of $120,000 to redeem 180 shares of Series F Preferred Stock. The note is due on December 31, 2003.

At December 31, 2002, the ratio of current assets to current liabilities was 1.1 to 1.0 and NHTC had working capital of approximately $751,000.

Cash provided by operations for the period ended December 31, 2002 was approximately $4,703,000. Cash used by investing activities during the period was approximately $933,000, which primarily relates to the capital expenditures relating to the expansion of several international offices and to the increase of restricted cash related to the credit card reserve. Cash used by financing activities during the period was approximately $223,000, primarily utilized for the repayment of notes payable and long-term debt. Total cash increased by approximately $3,540,000 during the period.

                         NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                                 INDEX TO FINANCIAL STATEMENTS


The following consolidated financial statements of Natural Health Trends Corp. are included in response to Item 7:


                                                                          PAGE


Independent Auditors' Report........................................      F-2

Consolidated Balance Sheet..........................................      F-3

Consolidated Statements of Operations...............................      F-4

Consolidated Statements of Stockholders' Equity.....................      F-5

Consolidated Statements of Comprehensive Income.....................      F-6

Consolidated Statements of Cash Flows...............................      F-7

Notes to Consolidated Financial Statements..........................      F-8

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Natural Health Trends Corp. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. and Subsidiaries ("NHTC") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of NHTC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above fairly present the financial position of Natural Health Trends Corp. and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ Sherb & Co., P.C.
                                                    Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
March 7, 2003

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                               December 31,
                                                                   2002
                                                              ------------
ASSETS
Current Assets
       Cash                                                   $  3,863,946
       Account receivables                                         519,752
       Inventories                                               2,921,124
       Prepaid expenses and other current assets                   407,806
                                                              ------------
Total Current Assets                                             7,712,628

       Restricted cash                                             327,885
       Property and equipment, net                                 698,918
       Goodwill                                                    207,765
       Website                                                      55,417
       Deposits and other assets                                   331,606
                                                              ------------

Total Assets                                                  $  9,334,219
                                                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable                                       $  4,849,417
       Accrued expenses                                            475,639
       Accrued bonus payable                                       677,409
       Notes payable                                               401,523
       Current portion of long term debt                           204,337
       Other current liabilities                                   353,043
                                                              ------------
Total Current Liabilities                                        6,961,368

       Long term debt                                               77,750
                                                              ------------
Total Liabilities                                                7,039,118

       Minority interest                                           726,747

Stockholders' Equity
       Preferred stock ($1,000 par value; authorized
       1,500,000 shares; issued and outstanding 16 shares)          16,330
       Common stock ($0.001 par value; authorized
       500,000,000 shares; issued and outstanding
       4,239,439 shares)                                             4,239
       Additional paid in capital                               31,950,515
       Accumulated deficit                                     (30,246,914)
       Deferred compensation                                      (146,250)
       Cumulative currency translation adjustment                   (9,566)
                                                              ------------
Total Stockholders' Equity                                       1,568,354
                                                              ------------

Total Liabilities and Stockholders' Equity                    $  9,334,219
                                                              ============



                 See Notes to Consolidated Financial Statements

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                     2002             2001
                                                ------------     ------------
                                    Revenues    $ 39,662,347     $ 24,794,036
                               Cost of Sales       7,391,447        5,875,970
                                                ------------     ------------
                                Gross Profit      32,270,900       18,918,066
                       Associate commissions      17,292,704       12,449,357
Selling, general and administrative expenses      11,477,024        5,186,633
                                                ------------     ------------
                            Operating income       3,501,172        1,282,076
             Minority Interest in Subsidiary        (231,991)         105,686
             Gain (loss) on foreign exchange          20,557           (5,861)
                                Other income         873,132          797,269
                      Interest expense (net)         (60,850)        (156,549)
                                                ------------     ------------

                                  Net income       4,102,020        2,022,621

                   Preferred stock dividends          70,111        1,089,231
                                                ------------     ------------

           Net income to common shareholders    $  4,031,909     $    933,390
                                                ============     ============


              Basic income per common share:    $       1.29     $       0.70
                                                ============     ============

           Basic weighted common shares used       3,118,196        1,342,068


            Diluted income per common share:    $       1.24     $       0.39
                                                ============     ============

         Diluted weighted common shares used       3,246,625        2,393,175



                 See Notes to Consolidated Financial Statements.


                          NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Common Stock              Preferred Stock
                                                               Shares      Amount      Shares            Amount              APIC
------------------------------------------------------------------------------------------------------------------------------------
BALANCE -December 31, 2000                                     157,619      $  157       5,752       $ 5,752,410       $ 23,759,408
------------------------------------------------------------------------------------------------------------------------------------

Conversion of Convertible Series E Preferred Stock             355,230         355        (947)         (946,768)           946,413
Conversion of Convertible Series F Preferred Stock             515,592         516      (1,416)       (1,416,408)         1,415,892
Conversion of Convertible Series G Preferred Stock             157,322         157        (344)         (344,200)           344,043
Conversion of Convertible Series H Preferred Stock             276,994         277        (615)         (614,542)           614,265
Issuance of Convertible Series H Preferred Stock                    --          --         100           100,000                 --
Conversion of Convertible Series J Preferred Stock             122,604         123        (206)         (206,194)           206,071
Conversion of Notes Payable to Common Stock                    228,870         229                                          422,784
Shares issued for services                                     212,246         212                                          521,338
Penalties                                                       82,900          83                                            8,207
Preferred Stock dividends                                                                                                 1,089,231
Foreign currency translation
Acquisition                                                    100,000         100                                          109,900
Deferred Compensation
Net Income

------------------------------------------------------------------------------------------------------------------------------------
BALANCE -December 31, 2001                                   2,209,377      $2,209       2,324       $ 2,324,298       $ 29,437,552
------------------------------------------------------------------------------------------------------------------------------------

Conversion of Convertible Series F Preferred Stock             610,995         611      (1,201)       (1,200,960)         1,200,349
Conversion of Convertible Series H Preferred Stock             137,497         137        (150)         (150,000)           149,863
Conversion of Convertible Series J Preferred Stock           1,025,397       1,025        (777)         (777,476)           776,451
Conversion of Notes Payable to Common Stock                    236,663         237                                          279,885
Conversion of Series F Preferred Stock to note payable                                    (180)         (179,532)
Shares issued for services                                      19,510          20          --                               36,304
Preferred Stock dividends                                                                                                    70,111
Foreign currency translation
Deferred Compensation
Net Income

------------------------------------------------------------------------------------------------------------------------------------
BALANCE -December 31, 2002                                   4,239,439      $4,239          16       $    16,330       $ 31,950,515
------------------------------------------------------------------------------------------------------------------------------------





                                                                  Accum         Foreign
                                                                 Deficit        Currency           Comp             Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - December 31, 2000                                  $(35,212,213)      $(37,202)             --       $ (5,737,440)
------------------------------------------------------------------------------------------------------------------------------------

Conversion of Convertible Series E Preferred Stock                                                                       (0)
Conversion of Convertible Series F Preferred Stock                                                                       (0)
Conversion of Convertible Series G Preferred Stock                                                                        0
Conversion of Convertible Series H Preferred Stock                                                                        0
Issuance of Convertible Series H Preferred Stock                                                                    100,000
Conversion of Convertible Series J Preferred Stock
Conversion of Notes Payable to Common Stock                                                                         423,013
Shares issued for services                                                                                          521,550
Penalties                                                                                                             8,290
Preferred Stock dividends                                      (1,089,231)                                               --
Foreign currency translation                                                      34,962                             34,962
Acquisition                                                                                                         110,000
Deferred Compensation                                                                           (416,250)          (416,250)
Net Income                                                      2,022,621                                         2,022,621

------------------------------------------------------------------------------------------------------------------------------------
 BALANCE -December 31, 2001                                  $(34,278,823)      $ (2,240)      $(416,250)      $ (2,933,255)
------------------------------------------------------------------------------------------------------------------------------------

Conversion of Convertible Series F Preferred Stock                                                                        0
Conversion of Convertible Series H Preferred Stock                                                                        0
Conversion of Convertible Series J Preferred Stock
Conversion of Notes Payable to Common Stock                                                                         280,122
Conversion of Series F Preferred Stock to note payable                                                             (179,532)
Shares issued for services                                                                                           36,324
Preferred Stock dividends                                         (70,111)                                                0
Foreign currency translation                                                      (7,326)                            (7,326)
Deferred Compensation                                                                            270,000            270,000
Net Income                                                      4,102,020                                         4,102,020

------------------------------------------------------------------------------------------------------------------------------------
 BALANCE -December 31, 2002                                  $(30,246,914)      $ (9,566)      $(146,250)      $  1,568,354
------------------------------------------------------------------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements.


                                      F-5a

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                        Year Ended December 31,
                                                          2002           2001
                                                      -----------     ----------
Net Income                                            $ 4,102,020     $2,022,621
Foreign currency translation adjustments                   (7,326)        34,962
                                                      -----------     ----------
Comprehensive Income                                  $ 4,094,694     $2,057,583
                                                      ===========     ==========






                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended
                                                             December 31,
                                                          2002          2001
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 4,102,020   $ 2,022,621
     Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                             469,698        90,578
Gain on forgiveness of debt                              (800,000)     (820,498)
Minority interest in subsidiary                           231,991      (105,686)
Common Stock issued for services and penalties            316,446       529,840
     Changes in assets and liabilities
 Accounts receivable                                     (399,935)      (68,049)
 Inventories                                           (1,996,363)     (727,692)
 Prepaid expenses                                        (160,615)     (229,599)
 Deposits and other assets                                 (6,922)     (237,646)
 Accounts payable                                       1,713,742     1,209,237
 Accrued expenses                                         987,147    (1,332,182)
 Deferred revenue                                              --      (119,413)
 Other current liabilities                                245,821      (177,432)
                                                      -----------   -----------
    Total adjustments                                     601,010    (1,988,542)
                                                      -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               4,703,030        34,079
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (706,360)     (141,199)
 Purchase of websites                                          --      (133,000)

 Increase in restricted cash                             (227,076)      (27,975)
                                                      -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                    (933,436)     (302,174)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from preferred stock                                 --       100,000
 Proceeds from notes payable and long-term debt           335,225       382,216
 Payments of notes payable and long-term debt            (557,862)      (33,187)
                                                      -----------   -----------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                     (222,637)      449,029
                                                      -----------   -----------

EFFECT OF EXCHANGE RATE                                    (7,326)       34,962

NET INCREASE IN CASH                                    3,539,631       215,896

CASH, BEGINNING OF PERIOD                                 324,315       108,419
                                                      -----------   -----------
CASH, END OF PERIOD                                   $ 3,863,946   $   324,315
                                                      ===========   ===========
DISCLOSURE OF NONCASH FINANCING AND INVESTING
ACTIVITIES:
   (1) Conversion of Preferred Stock to Common Stock    2,128,436     3,528,112
   (2) Conversion of debentures, notes payable and
       related accrued interest to Common Stock           280,122       521,550
   (3) Preferred Stock dividends                           70,111     1,089,231
   (4) Common Stock issued for acquisition                              110,000
   (5) Preferred Stock redeemed for notes payable         179,532            --

                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 and 2001.

1. ORGANIZATION

NHTC was incorporated on December 1, 1988 in the state of Florida as "Florida Institute of Massage Therapy, Inc.", and changed its name to "Natural Health Trends Corp." on June 24, 1993. The Florida Institute of Massage Therapy, Inc. was initially formed to primarily operate vocational schools in Florida.

In August 1998, we sold the 3 vocational schools that we operated.

In July 1997, we acquired all of the outstanding capital stock of Global Health Alternatives, Inc. ("GHA") which operated our natural health care product division.

NHTC's Common Stock, par value $0.001 per share (the "Common Stock") is listed on the Over-the-Counter Bulletin Board (the "OTCBB"). In March 2003, NHTC effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC". All share references will give effect to the reverse stock split.

NHTC is a holding company that operates two businesses, which distribute products that promote health, wellness and vitality through a multi-level marketing ("MLM") channel. The following paragraphs will outline the progression of NHTC as it is organized today.

NHTC's largest operation is its Lexxus subsidiaries ("Lexxus"). The U.S. company is called Lexxus International, Inc. a Delaware corporation and a majority-owned subsidiary of NHTC. Lexxus sells products that can be described as "quality of life" products, heightening sexual arousal, health and beauty.

In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned subsidiary, Lexxus International, Inc. ("Lexxus"), a Delaware corporation. The original founders of Lexxus International received an aggregate of 100,000 shares of Common Stock.

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

In June 2001, NHTC incorporated Lighthouse Marketing Corporation ("Lighthouse"), a Delaware Corporation and a wholly-owned subsidiary of NHTC. On January 31, 2003, NHTC entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc. and Lighthouse, pursuant to which Lighthouse purchased a database of distributors from NuEworld in exchange for the issuance of 360,000 shares of our Common Stock.

In June 2001, NHTC sold 100% of the Common Stock in Kaire Nutraceuticals, Inc., Delaware Corporation, to a South African firm.

On November 16, 2001, NHTC incorporated Lexxus International Co., Ltd., a corporation organized under the laws of the Republic of China and a majority-owned subsidiary of NHTC ("Lexxus Taiwan").

On January 28, 2002, NHTC incorporated MyLexxus Europe AG, a corporation organized under the laws of Switzerland and a majority-owned subsidiary of NHTC ("MyLexxus Europe"). This company manages the sales of product into sixteen eastern European countries, including Russia.

In March 2002, NHTC incorporated Lexxus International Co., Ltd., a corporation organized under the laws of Hong Kong and a wholly-owned subsidiary of NHTC ("Lexxus Hong Kong").

In April 2002, NHTC incorporated Personal Care International India Pvt. Ltd., a corporation organized under the laws of India and a wholly-owned subsidiary of NHTC ("MyLexxus India").

In June 2002, NHTC incorporated Lexxus International Marketing Ltd., a corporation organized under the laws of Singapore and a majority-owned subsidiary of NHTC ("Lexxus Singapore").

In November 2002, NHTC incorporated Lexxus International (Philippines) Inc., a corporation organized under the laws of the Philippines and a majority-owned subsidiary of NHTC ("Lexxus Philippines").

NHTC's other business, eKaire.com, Inc. ("eKaire"), distributes nutritional supplements aimed at general health and wellness through the Internet and other channels. eKaire consists of companies operating in the U.S., in Canada as Kaire International Canada Ltd. ("Kaire Canada"), in Australia as Kaire Nutraceuticals Australia Pty. Ltd. ("Kaire Australia"), and in New Zealand as Kaire Nutraceuticals New Zealand Limited ("Kaire New Zealand").

In February 1999, NHTC Holdings Inc. acquired certain assets (the "Kaire Assets") of Kaire International, Inc., a Delaware corporation ("KII"). The assets included, but not limited to, the corporate name, all variations and any other product name, registered and unregistered trademarks, tradenames, servicemarks, patents, logos and copyrights of KII, and independent associate lists. In exchange for the Kaire Assets, NHTC made the following issuances:

         o to 11 secured creditors of KII, $2,800,000 aggregate stated value of Series F preferred stock, par value $1,000 per share, of NHTC (the "Series F Preferred Stock");

         o to two secured creditors of KII, $350,000 aggregate stated value of Series G preferred stock, par value $1,000 per share, of NHTC (the "Series G Preferred Stock")

In March 2001, Global Health Alternatives, Inc. ("GHA"), a Delaware corporation and wholly-owned subsidiary of NHTC, and Ellon, Inc. ("Ellon"), a Delaware corporation and wholly-owned subsidiary of GHA, filed for Chapter 7 bankruptcy liquidation in the United States Bankruptcy Court of the Northern District of Texas. Neither GHA nor Ellon had operations during 2001. Both GHA and Ellon were dissolved in June 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Natural Health Trends Corp. and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions.

         Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates.

         Foreign Currency Translation

         The assets and liabilities of NHTC and its subsidiaries are translated at the exchange rate prevailing at the balance sheet date. The income and expenses of NHTC and its subsidiaries are translated at the exchange rate prevailing during the year or period then ended. The related translation adjustments are reflected as a cumulative translation adjustment in consolidated stockholders' equity. Foreign currency gains and losses resulting from transactions are included in results of operations in the period in which the transaction occurred.

         Reclassifications

         NHTC has reclassified certain expenses in its consolidated statements of operations for the years ended December 31, 2002 and 2001. These changes had no significant impact on previously reported results of operations or stockholders' equity.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of money market accounts and commercial paper with an initial term of fewer than three months. For purposes of the statement of cash flows, NHTC considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, short-term investments and receivables.

         NHTC maintains its cash in several bank accounts. Accounts in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. Some of NHTC's cash balances exceed the insured limits.

         Virtually all of Lexxus and eKaire product sales are generated through the Internet and utilize credit cards for payment. Credit is extended until credit card purchases have cleared the bank, which is on average 5 to 7 days. Credit losses, if any, have been provided for in the financial statements and are based on management's estimates. NHTC's accounts receivable are subject to potential concentrations of credit risk. NHTC does not believe that it is subject to any unusual or significant risk in the normal course of business.

         Accounts Receivable

         Accounts receivable represent the lag time between credit card purchases and the settlement of the credit card funds into the bank. Therefore, the allowance for doubtful accounts is zero.

         Inventories

         Inventories consisting primarily of nutritional supplements and "quality of life" products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

         Restricted Cash

         NHTC is required to maintain two restricted cash accounts: a reserve with the credit card processing company and a reserve with a Canadian bank as security for a bank drafting process utilized by eKaire in the ordinary course of business. The primary purpose of the reserve with the credit card company is to provide for potential uncollectible amounts and chargebacks by Lexxus and eKaire credit card customers. The credit card processing company may periodically increase the restricted cash requirement. The amount on deposit is calculated at an average 2% of net sales over a rolling six month time period.

         Property and Equipment

         Property and equipment are carried at cost. Depreciation of property and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the various assets.

         Impairment of Long-Lived Assets

         The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. NHTC believes that no impairment exists at December 31, 2002.

         Fair Value of Financial Instruments

         The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

         Revenue Recognition

         Revenue from the sale of products is recorded when the products are shipped. Amounts in the sales transaction relating to shipping and handling are included in "net sales," and costs incurred for shipping and handling are classified as "cost of goods sold" in the Consolidated Statements of Operations.

         Income Taxes

         Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", NHTC accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

         Earnings Per Share

         Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings Per Share", requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, basic earnings per share is computed on only the weighted average number of common shares actually outstanding during the period, and the diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.

         Accounting for Stock-Based Compensation

         NHTC accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the associated interpretations. Generally, no expense is recognized to NHTC stock options because the options' exercise price is set at the stocks' fair market value on the date the option is granted.

         In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," NHTC discloses the compensation cost based on the estimated fair value of the options at the grant dates.

         Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires that any business combination initiated after June 30, 2001 be accounted for using the purchase method of accounting instead of the pooling of interests method of accounting. Additionally, SFAS 141 specifies that intangible assets acquired in a purchase method business combination must need to be recognized and reported apart from goodwill. The implementation of SFAS 141 did not have an impact on NHTC's consolidated financial statements as it had no business combinations during the year.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Statement 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with the FASB's Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" or SFAS 144 upon adoption. SFAS 142 is effective for the fiscal years beginning after December 15, 2001.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying value less cost to sell. The Company adopted SFAS 144 on January 1, 2002 and it did not have any impact on the Company's consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of SFAS 148 as of December 31, 2002 had no effect on the Company's consolidated financial position or results of operations.

3. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                        Estimated Useful
   Type of Property or Equipment              Lives             Amount
                                                             ----------
Equipment, furniture and fixtures            5 to 7          $  403,265
Computers and peripherals                       3               207,655
Software                                     3 to 5              99,227
Leasehold improvements                       3 to 5             223,222
                                                             ----------
       Property and equipment                                $  933,369

Less: Accumulated depreciation                                 (234,451)
                                                             ----------
       Property and equipment, net                           $  698,918
                                                             ==========


4. NOTES PAYABLE

         Notes Payable consisted of the following at December 31, 2002:

-----  --------------------------------------------------------------  ---------
                                   Note Payable                          Amount
-----  --------------------------------------------------------------  ---------
  (i)  Naline Thompson $50,000 note payable, 12% interest               $ 50,000
-----  --------------------------------------------------------------  ---------
       Merrill Corp. $145,496 note payable, 8% interest,
       due upon demand                                                  $145,496
-----  --------------------------------------------------------------  ---------
       Aloe Commodities International, Inc.,
       non-interest bearing, due upon demand                            $ 46,000
-----  --------------------------------------------------------------  ---------
 (ii)  Lightfoot                                                        $ 15,027
-----  --------------------------------------------------------------  ---------
       Life Dynamics, Inc. note payable, interest-free                  $ 20,000
-----  --------------------------------------------------------------  ---------
(iii)  Dr. Michael Jessen                                               $100,000
-----  --------------------------------------------------------------  ---------
       General Note Payable non-interest bearing, due upon demand       $ 25,000
-----  --------------------------------------------------------------  ---------
                                  Notes Payable                         $401,523
-----  --------------------------------------------------------------  ---------


(i) The investor received 2,000 shares of NHTC Common Stock as well as a warrant to purchase 2,000 shares of the Common Stock of NHTC at an exercise price of $5.00 per share for three years. The 2,000 shares were issued in December 2002.

(ii) Note due to Michael and Linda Lightfoot, bears interest at prime plus 1.75%, monthly payments are being made.

(iii) The Company redeemed 180 shares of Series F Preferred Stock in exchange for a $100,000 cash issuance and $120,000 promissory note. The Company is making monthly payments of $10,000 until repaid in full.

5. LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 2002:


------  -------------------------------------------------------------  ---------
                                   Debt Instrument                      Amount
------  -------------------------------------------------------------  ---------
(i)     Samantha Haimes, $325,000, 10% interest                         $161,942
------  -------------------------------------------------------------  ---------
(ii)    State of Texas, $114,278, 7% interest                           $ 78,642
------  -------------------------------------------------------------  ---------
(iii)   Robert L. Richards, interest-free                               $ 41,503
------  -------------------------------------------------------------  ---------
             Total Debt                                                 $282,087
------  -------------------------------------------------------------  ---------
             Less: current portion of Long-term Debt                    $204,337
------  -------------------------------------------------------------  ---------
             Long-term Debt                                             $ 77,750
------  -------------------------------------------------------------  ---------

(i) NHTC is making monthly payments of $15,000 until repaid in full with interest.

(ii) NHTC is making monthly payments of $2,200 until repaid in full with interest.

(iii) NHTC is making monthly payments of $1,333 until repaid in full with interest.


The schedule of annual principal payments on debt for each of the five years in the period ended December 31, 2007 is as follows:

-----------    --------
   Date         Amount
-----------    --------
2003           $204,337
-----------    --------
2004           $ 42,396
-----------    --------
2005           $ 35,354
-----------    --------
2006           $      0
-----------    --------
2007 and
thereafter     $      0
-----------    --------


6. STOCKHOLDERS' EQUITY

Common Stock

NHTC is authorized to issue 500,000,000 shares of Common Stock, $.001 par value.

Preferred Stock

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

Pursuant to the terms of the Series E Preferred Stock, if NHTC does not have an effective registration statement 120 days subsequent to the issuance of Series E Preferred Stock, a 2% penalty on the face amount of $1,650,000 accrues for every 30 days without an effective registration statement.

During the year ended December 31, 2001, NHTC had converted 947 shares of the Series E Preferred Stock into 355,230 shares of Common Stock.

As of December 31, 2002 there were no shares of Series E Preferred Stock outstanding.

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

During the year ended December 31, 2001, NHTC had converted 1,416 shares of the Series F Preferred Stock into 515,592 shares of Common Stock.

During the year ended December 31, 2002, NHTC had converted 1,201 shares of the Series F Preferred Stock into 610,995 shares of Common Stock.

As of December 31, 2002, there were no shares of Series F Preferred Stock outstanding.

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

During the year ended December 31, 2000, NHTC had converted 6 shares of the Series G Preferred Stock into 2,799 shares of Common Stock.

During the year ended December 31, 2001, NHTC had converted 344 shares of the Series G Preferred Stock into 157,322 shares of Common Stock.

As of December 31, 2002, there were no shares of Series G Preferred Stock outstanding.

Series H Preferred Stock.

In October 2000, NHTC sold 50 shares of Series H Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $43,500. The preferred stock pays a dividend at the rate of 8% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of NHTC's Common Stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 75% of the average closing bid price of the Common Stock for the three trading days immediately preceding the date on which NHTC receives notice of conversion from a holder. In April 2002, these 50 shares of Series H Preferred Stock and $5,666 of accrued dividends were converted into 37,739 shares of Common Stock.

In April 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date. In November 2002, these 50 shares of Series H Preferred Stock and $6,389 of accrued dividends were converted into 40,422 shares of Common Stock.

In May 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date. In September 2002, 25 shares of Series H Preferred Stock were converted into 23,087 shares of Common Stock. In November 2002, 25 shares of Series H Preferred Stock and $5,440 of accrued dividends were converted into 36,248 shares of Common Stock.

If NHTC does not have an effective Common Stock registration 120 days subsequent to the issuance of the Series H Preferred Stock, a 2% penalty on the face amount of $1,400,000 accrues for every 30 days without an effective registration statement. As of the year ended December 31, 2001 NHTC had recorded a charge of $12,000 due to non-compliance with this clause.

During the year ended December 31, 2001, NHTC had converted 615 shares of the Series H Preferred Stock into 276,994 shares of Common Stock.

As of December 31, 2002, there were no shares of Series H Preferred Stock outstanding.

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

Pursuant to the terms of the Series J Preferred, if NHTC does not have an effective registration statement 120 days subsequent to the issuance of the Series J Preferred Stock, a 2% penalty on the face amount of $1,000,000 accrues for every 30 days without an effective registration statement.

In the year ended December 31, 2002, NHTC recorded an additional $4,626 in accrued dividends was recorded for the period such stock was outstanding.

During the year ended December 31, 2001, NHTC had converted 206 shares of the Series J Preferred Stock into 122,604 shares of Common Stock.

During the year ended December 31, 2002, NHTC had converted 778 shares of Series J Preferred Stock into 1,025,397 shares of Common Stock.

As of December 31, 2002, there were 16 shares of Series J Preferred Stock outstanding.

Convertible Debentures

During 2002, NHTC converted approximately $263,000 of its promissory notes, plus accrued interest of $16,455 into 236,663 shares of Common Stock.

Common Stock for Services and Acquisitions

In April 2002, NHTC issued 17,500 shares of Common Stock to Surrey Associates Ltd. for certain legal services.

In December 2002, NHTC issued 2,010 shares of Common Stock to an individual as an incentive for lending NHTC money.

NHTC issued 55,000 shares of Common Stock to certain management employees in April 2001 and recorded $30,500 of compensation expense.

NHTC issued 2,000 shares of Common Stock in a verbal agreement to Capital Development S.A., a consulting firm in August 2001 and recorded $11,800 of consulting expense.

In August 2001, NHTC issued 200,000 shares of Common Stock to Summit Trading Ltd., a consulting firm, as part of a long-term consulting agreement. This issuance was recorded as deferred compensation and will be amortized over the life of the agreement.

In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned subsidiary, Lexxus International, Inc., a Delaware corporation. The original founders of Lexxus International received an aggregate of 100,000 shares of NHTC's Common Stock, par value of $0.001.

7. INCOME TAXES

NHTC accounts for income taxes under the provisions of SFAS 109. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2002, NHTC had net deferred tax assets of approximately $2,000,000. NHTC has established a valuation allowance for the full amount of such deferred tax assets at December 31, 2002, as management of NHTC has not been able to determine that it is more likely than not that the deferred tax assets will be realized.




The following table reflects NHTC's deferred tax assets and (liabilities) at December 31, 2002:

                                                 December 31, 2002
                                                    -----------
                Net operating loss deduction        $ 2,000,000
                Valuation allowance                  (2,000,000)
                                                    -----------
                                                    $        --
                                                    ===========

The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income loss before income taxes as follows:

                                                  For the year Ended
                                                      December 31,
                                            -------------------------------
                                                2002                2001
                                            -----------         -----------
    Income tax (benefit) computed at        $ 1,400,000         $(3,500,000)
    statutory rate
    Effect of permanent differences
    Tax benefit not recognized               (1,400,000)          3,500,000
                                            -----------         -----------
    Provision for income taxes (benefit)    $        --         $        --
                                            ===========         ===========

The net operating loss carryforward at December 31, 2002 was approximately $6,000,000 and expires in the years 2012 to 2020. The net operating loss carryforward may be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. Current and future equity transactions could further limit the net operating losses available in any one year.

8. COMMITMENTS AND CONTINGENCIES

NHTC utilizes approximately 1,000 square feet of office space in Irving, Texas on an as needed basis, through an arrangement with Regus Business Centre which provides business solutions for companies. NHTC pays a minimum annual rental fee of $2,100. Lexxus leases an aggregate of approximately 16,000 square feet of office and warehouse space in Dallas, Texas. The lease term is 38 months, expiring on September 30, 2004, and the current rent is approximately $151,500 per year. Additional warehousing for Lexxus is located in Hollister, Missouri where Lexxus utilizes approximately 35,000 square feet of warehouse space. The lease term is on a month-to-month basis at a rent of $18,000 per year. The Canadian office and warehouse of Lexxus and eKaire leases office space in Langley, British Columbia, totaling approximately 3,600 square feet. The lease term is 36 months, expiring on December 1, 2004 and the current rent is approximately $25,000 per year.

Kaire Australia, Kaire New Zealand, Lexxus Australia and Lexxus New Zealand lease office space and warehouse facilities of approximately 2,475 square feet in Queensland, Australia. The lease term is 60 months, expiring on January 1, 2007, and the current rent is approximately $20,000 per year.

In March 2002, Lexxus Taiwan entered into a 24 month agreement for 6,314 square feet of office space at a current rate of approximately $74,796 per year.

In April 2002, Lexxus India entered into a 60 month agreement for 2,665 square feet of office space at a current rate of approximately $12,086 per year.

In August 2002, Lexxus Hong Kong entered into a 36 month agreement for approximately 5,400 square feet of office space at a current rate of approximately $140,260 per year.

In July 2002, Lexxus Singapore entered into a 36 month agreement for 4,155 square feet of office space at a current rate of approximately $115,891 per year.

In November 2002, MyLexxus Europe entered into a 12 month agreement for 1,841 square feet of office space in Russia at a current rate of approximately $21,600 per year. In October 2002, MyLexxus Europe also entered into a 12 month agreement for 1,582 square feet of office space in France at a current rate of $21,841 per year.

In January 2003, Lexxus Philippines entered into a 24 month agreement for 6,641 square feet of office space at a current rate of approximately $50,112 per year.

NHTC believes that such properties are suitable and adequate for the current operating needs. The table below shows the future minimum lease payments due under non-cancelable operating leases at December 31, 2002. Such payments total $1,324,617.

                              Year                  $
                      2003                       628,515
                      2004                       489,149
                      2005                       171,848
                      2006                        32,084
                      2007 and thereafter          3,021


B. Litigation

From time to time, NHTC is involved in legal proceedings incidental to the course of business. NHTC believes that pending actions, both individually and in the aggregate, will not have a material adverse effect on the financial condition, results of operations, cash flows or prospects. Management believes that adequate provision has been made for the resolution of such actions and proceedings.

C. Major Supplier

NHTC currently buys all of its Pycnogenol(R), an important component of its products, from a single supplier, Natural Health Sciences, L.L.C.

NHTC currently buys all of its Enzogenol(TM) from a single supplier, Enzo Nutraceuticals Ltd.

NHTC currently buys all its Alura(TM) from 40 J's, LLC.

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

9. STOCK OPTION PLANS AND WARRANTS

The following table summarizes the changes in options and warrants outstanding, and the related exercise price for shares of NHTC's Common Stock:

                                                       Weighted                                        Weighted
                                                       Average                                         Average
                                                       Exercise                                        Exercise
                                                     Price Stock                                        Price
                                        Shares         Options       Exercisable        Shares         Warrants      Exercisable
Outstanding at December 31, 2000             441      $ 1,568.00             441          29,521      $   674.00          29,521
                                      ----------      ----------      ----------      ----------      ----------      ----------
  Granted                                 62,000            1.00          62,000              --              --              --
  Cancelled                                   --              --              --              --              --              --
Outstanding at December 31, 2001          62,441      $    12.00          62,441          29,521      $   674.00          29,521
                                      ----------      ----------      ----------      ----------      ----------      ----------
  Granted                              1,200,000            1.00       1,200,000              --              --              --
  Cancelled                                   --              --              --              --              --              --
Outstanding at December 31, 2002       1,262,441      $     1.54       1,262,441          29,521      $   674.00          29,521
                                      ----------      ----------      ----------      ----------      ----------      ----------

The following table summarizes information about exercisable stock options and warrants at December 31, 2002:

            Range of       Number     Remaining   Average    Number     Average
            Exercise    Outstanding  Contractual Exercise  Exercisable  Exercise
             Price                      Life       Price                 Price
          ----------------------------------------------------------------------
 Options:    $1.00 -     1,262,441     1 -10     $  1.54   1,262,441   $  1.54
           10,120.00
Warrants:  $100.00 -        29,521     0 - 5     $674.00      29,521   $674.00
           11,375.00


For disclosure purposes in according with Statement of Financial Accounting Standards 123 ("SFAS 123"), the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2002 and 2001 respectively: annual dividends of $0; expected volatility of 200%; risk free interest rate of 7% and expected life of 10 years. The weighted average fair value of stock options granted during the years ended December 31, 2002 and 2001 was $1.00 and $0, respectively. If NHTC had recognized compensation cost of stock options in accordance with SFAS 123, NHTC's proforma income (loss) and net income (loss) per share would have been as follows:

                                              Year Ended December 31,
                                               2002             2001
                                            -----------      -----------
Net Income to Common Stockholders
  As reported                               $ 4,031,909      $ 2,022,621
  Pro forma                                 $ 2,831,909      $ 1,947,621
Basic net income per share to common
stockholders
   As reported                              $      1.29      $      0.70
   Pro forma                                $      0.91      $      0.70
Diluted net income per share to common
stockholders
   As reported                              $      1.24      $      0.39
   Pro forma                                $      0.87      $      0.39

10. FORGIVENESS OF DEBT

During the year ended December 31, 2001, NHTC realized a gain of approximately $820,000 in other income due to the reduction of the reserve for contingent liabilities related to the sale of Kaire Nutraceuticals, Inc.

During the year ended December 31, 2002, NHTC realized a gain of approximately $800,000 in other income due to the reduction of the reserve for contingent liabilities related to the sale of Kaire Nutraceuticals, Inc.

11. FOREIGN SALES

NHTC has substantially increased its international presence both in sales and long-lived assets. NHTC's sales and long-lived assets by country as of December 31, 2002 are approximately as follows:

------------------     ------------    ------------
                          Sales to      Long-lived
                       unaffiliated      assets at
                         customers     December 31,
                                           2002
------------------     ------------    ------------
United States           $12,200,000       $752,000
------------------     ------------    ------------
Taiwan                    6,500,000        341,000
------------------     ------------    ------------
Hong Kong                 7,300,000        181,000
------------------     ------------    ------------
Russia                   10,100,000         42,000
------------------     ------------    ------------
Other                     3,900,000        284,000
------------------     ------------    ------------
Consolidated            $40,000,000     $1,600,000
------------------     ------------    ------------


12. SUBSEQUENT EVENTS:

In March 2003, in order to enhance the price of our Common Stock and to enable us to better use our capital stock to compensate management and motivate employees, as well as consideration for future acquisition transactions, our stockholders approved and we effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. As a result, on March 19, 2003 the number of outstanding shares of Common Stock declined from 462,873,100 to 4,628,731 and the closing price per share increased from $0.01 on March 18, 2003 to $1.50 on March 19, 2003, as reported on the OTC Bulletin Board. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC".

As of January 31, 2003, we entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc. ("NuEworld"), and Lighthouse Marketing Corporation, our wholly-owned subsidiary ("Lighthouse"), pursuant to which Lighthouse purchased a database of distributors from NuEworld in exchange for the issuance of 360,000 shares of our Common Stock. NuEworld was in the business of marketing and selling a variety of products and services through its multi-level marketing distribution network. We believe that the NuEworld database will allow us to recruit many new distributors for our Lexxus business.

ITEM 7.  FINANCIAL STATEMENTS.

         NHTC's consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was the independent accounting firm for NHTC, for the fiscal years ended December 31, 2001 and 2000 and the four month ten day period ended May 10, 2002. The report of Feldman on the 2001 and 2000 consolidated financial statements of NHTC contained no adverse opinion, disclaimer of opinion or modification of the opinion except that their report on the 2000 financial statements contains an explanatory paragraph that states that "the accompanying financial statements have been prepared assuming that NHTC will continue as a going concern. We had incurred a loss in year ended December 31, 2000 and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain NHTC's operations through the fiscal year ending December 31, 2001. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         Feldman was merged into Grassi & Co., CPA's, P.C., ("Grassi") and the principal accountants who had been responsible for our audit during the years ended December 31, 2001 and 2000 left and started their own firm called Sherb & Co., LLP ("Sherb"). As a result, on May 11, 2002, we dismissed Grassi and selected Sherb to serve as independent public accountants for the fiscal year 2002.

         During the two most recent fiscal years and through May 10, 2002, NHTC has not consulted with Sherb regarding the application of accounting principles to a specific or contemplated transaction. Neither the Company nor anyone on its behalf consulted with Sherb regarding the type of audit opinion that might be rendered on the NHTC's financial statements or any matter that was the subject of a disagreement or event as defined in Item 304(a)(2) of Regulation S-B.

         The decision to change accountants was recommended and approved by the board of directors of the NHTC. During the period from January 1, 1999 to May 10, 2002, and through the date of this report, there were no disagreements with Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Feldman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the NHTC's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

         NHTC requested that Grassi furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Grassi agrees with the above statements. A copy of such letter was filed with Securities and Exchange Commission.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS.

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. EXHIBITS  AND REPORTS ON FORM 8-K.

         (a) Exhibits

Index to Exhibits

NUMBER DESCRIPTION OF EXHIBIT

2.1      Acquisition Agreement between NHTC and Lexxus International. (2)
2.2      Acquisition Agreement among NHTC, NHTC Acquisition Corp.
         and Kaire International, Inc. (the "Acquisition Agreement"). (3)
2.3      Stock Purchase Agreement among Zeos International, Ltd. and
         NHTC (Sale of Kaire Nutraceuticals, Inc.). (2)
3.1      Amended and Restated Certificate of Incorporation of the Company. (4)
3.2      Amended and Restated By-Laws of NHTC. (4)
4.1      Specimen Certificate of NHTC's Common Stock. (4)
4.2      Form of Class A Warrant. (4)
4.3      Form of Class B Warrant. (4)
4.4 Form of Warrant Agreement between NHTC and Continental Stock Transfer & Trust Company for Class A and B Warrants. (4)

4.5      1994 Stock Option Plan. (4)
4.6      1997 Stock Option Plan. (11)
4.7      1998 Stock Option Plan. (11)
4.8      Articles of Amendment of Articles of Incorporation of the Company. (6)
4.9 Articles of Amendment of Articles of Incorporation- Series C Preferred Stock. (7)
4.10 Articles of Amendment of Articles of Incorporation- Series E Preferred Stock. (3)
4.11 Articles of Amendment of Articles of Incorporation- Series F Preferred Stock. (3)
4.12 Articles of Amendment of Articles of Incorporation- Series G Preferred Stock. (3)
4.13 Articles of Amendment of Articles of Incorporation- Series H Preferred Stock. (3)
4.14     Form of Warrant in connection with the Acquisition Agreement. (3)
4.15 Articles of Amendment of Articles of Incorporation - Series J Preferred Stock (13)
4.16     Stock Option Agreement between NHTC and Terry LaCore. (2)
4.17     Stock Option Agreement between NHTC and Benchmark Consulting Group. (2)
4.18 Convertible Promissory Note issued by NHTC to Augusta Street LLC in the amount of $100,000. (2)
4.19 Convertible Promissory Note issued by NHTC to Augusta Street LLC in the amount of $138,000. (2)
4.20     Consulting Agreement between NHTC and Summit Trading Limited. (2)
4.21     Lease for Registrant's Irving, Texas facility. (2)
4.22 Distributorship Agreement between Lexxus International, Inc. and 40 J's L.L.C. (2)
4.23     Stock Option Grant between NHTC and Naline Thompson. (2)
99.1     Certification of Chief Executive Officer and Chief Financial Officer.

(1)      Filed upon the initial filing of this Registration Statement.

(2)      Previously filed with NHTC's Form 10-KSB for the year ended
         December 31, 2001.

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

(8) Previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

(9)      Previously filed with NHTC's Form 10-KSB for the year ended
         December 31, 1998.

(11)     Previously filed with NHTC's Registration Statement, File No.
         333-80465.

(13)     Previously filed with NHTC's Form 8-K dated March 17, 2000.

(14) Previously filed with NHTC's Form 10-KSB for the year ended December 31, 2001.

         (b) Reports on Form 8-K

           None.

ITEM 14. CONTROLS AND PROCEDURES.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   Irving, Texas
         March 28, 2003


                                      NATURAL HEALTH TRENDS CORP.



                                      By: /s/ Mark D. Woodburn
                                         ---------------------------------------
                                          Mark D. Woodburn
                                          President and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)


         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                             Date
---------                       -----                             ----

/s/ Mark D. Woodburn            President, Chief Financial        March 28, 2003
---------------------           Officer and Director
Mark D. Woodburn


/s/ Terry LaCore                Director                          March 28, 2003
---------------------
Terry LaCore

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Mark Woodburn, certify that:

1. I have reviewed this annual report on Form 10-KSB of Natural Health Trends Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Mark Woodburn
Mark Woodburn
President and Chief Financial Officer