Form 10QSB
period 2003-03-31
NATURAL HEALTH TRENDS CORP
filed 2003-05-15
CIK 912061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______

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

                     Yes  [X]                       No [ ]

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of May 9, 2003 were 4,627,939 shares.

                           NATURAL HEALTH TRENDS CORP.

                                   FORM 10-QSB

                        For Quarter Ended March 31, 2003

                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet as of March 31, 2003
           (unaudited)                                                        1

           Consolidated Statements of Operations (unaudited) for the three
           months ended March 31, 2003 and 2002                               2

           Consolidated Statements of Comprehensive Income (unaudited)
           for the three months ended March 31, 2003 and 2002                 3

           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 2003 and 2002                 4

           Notes to the Consolidated Financial Statements                     5

  Item 2.  Management's Discussion and Analysis or Plan of Operations         6

  Item 3.  Controls and Procedures                                           10


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 10

  Item 2.  Changes in Securities and Use of Proceeds                         10

  Item 3.  Defaults Upon Senior Securities                                   10

  Item 4.  Submission of Matters to a Vote of Security Holders               10

  Item 5.  Other Information                                                 11

  Item 6.  Exhibits and Reports on Form 8-K                                  11

Signature                                                                    12

Certification                                                                13

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                            March 31,
                                                                              2003
                                                                          ------------
                                           ASSETS
Current Assets:
    Cash                                                                  $  3,009,487
    Accounts receivable                                                        695,864
    Inventories                                                              2,953,398
    Prepaid expenses and other current assets                                  360,431
                                                                          ------------
                Total Current Assets                                         7,019,180

    Restricted cash                                                            377,668
    Property and equipment, net                                                691,884
    Deposits and other assets                                                  471,704
    Goodwill                                                                   207,765
    Database                                                                   856,845
    Website                                                                     44,333
                                                                          ------------
              Total Assets                                                $  9,669,379
                                                                          ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                      $  3,365,726
    Accrued expenses                                                           356,904
    Accrued bonus payable                                                      868,714
    Notes payable                                                              369,529
    Current portion of long term debt                                          162,644
    Other current liabilities                                                  348,541
                                                                          ------------
              Total Current Liabilities                                      5,472,058
                                                                          ------------

    Long term notes payable                                                     59,497
                                                                          ------------
              Total Liabilities                                              5,531,555

    Minority interest                                                          832,395

Stockholders' Equity:
    Preferred stock ($1,000 par value; authorized 1,500,000 shares;
    issued 16 shares)                                                           16,330
    Common stock ($.001 par value; authorized 500,000,000 shares;
    issued and outstanding 4,627,939 shares)                                     4,628
    Additional paid in capital                                              32,630,792
    Accumulated deficit                                                    (29,282,845)
    Deferred compensation                                                      (78,750)
    Accumulated other comprehensive income                                      15,274
                                                                          ------------
              Total Stockholders' Equity                                     3,305,429
                                                                          ------------

    Total Liabilities and Stockholders' Equity                            $  9,669,379
                                                                          ------------

                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                      Three Months Ended
                                                          March 31,
                                                     2003            2002
                                                 ------------    ------------
Revenues                                         $  9,643,422    $  6,154,144
Cost of sales                                       1,936,846       1,090,495
                                                 ------------    ------------
Gross profit                                        7,706,576       5,063,649
Associate commissions                               4,122,414       3,211,736
Selling, general and administrative expenses        2,822,956       1,981,838
                                                 ------------    ------------

Operating income (loss)                               761,206        (129,925)

Minority interest in subsidiary                      (105,648)        (11,837)
Gain (loss) on foreign exchange                        52,800             (90)
Other income                                          264,514         169,362
Interest, net                                          (8,400)        (17,629)
                                                 ------------    ------------
Net income                                            964,472           9,881

Preferred stock dividends                                 402          22,285
                                                 ------------    ------------
Net income (loss) to common shareholders         $    964,070    $    (12,404)
                                                 ============    ============

Basic income per common share                    $       0.21    $       0.00
                                                 ============    ============

Basic weighted common shares used                   4,511,389       2,665,248
                                                 ============    ============

Diluted income per common share                  $       0.18    $       0.00
                                                 ============    ============

Diluted weighted common shares used                 5,503,517       3,398,886
                                                 ============    ============


                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                     2003            2002
                                                 ------------    ------------
Net income                                       $    964,472    $      9,881

Other comprehensive income (loss), net of tax
   Foreign translation adjustment                      24,838           5,842
                                                 ------------    ------------

Comprehensive income                             $    989,310    $     15,723
                                                 ============    ============


                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                        -----------------------------
                                                            2003             2002
                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $    964,472     $      9,881
                                                        ------------     ------------
Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
Depreciation and amortization                                163,626           97,988
Stock issued for compensation                                 51,826            3,600
Gain on forgiveness of debt                                 (200,000)        (200,000)
Minority interest of subsidiary                              105,648          147,551

     Changes in assets and liabilities:
Accounts receivable                                         (176,112)        (504,090)
Inventories                                                  (32,274)        (185,602)
Prepaid expenses                                              47,375           45,677
Deposits and other assets                                   (140,098)         260,585
Accounts payable and accrued expenses                     (1,383,692)       1,216,921
Other current liabilities                                    168,068          178,689
                                                        ------------     ------------
    Total Adjustments                                     (1,395,633)       1,061,319
                                                        ------------     ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (431,161)       1,071,200
                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (79,568)        (241,722)
Database purchase                                           (226,845)              --
(Increase) decrease in restricted cash                       (49,783)          82,759
                                                        ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                       (356,196)        (158,963)
                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt                    --          111,602
Payments of notes payable and long-term debt                 (91,940)              --
                                                        ------------     ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (91,940)         111,602
                                                        ------------     ------------

Effect of Exchange Rate Changes                               24,838            5,842

NET (DECREASE)INCREASE IN CASH                              (854,459)       1,029,681

CASH, BEGINNING OF PERIOD                                  3,863,946          324,315
                                                        ------------     ------------

CASH, END OF PERIOD                                     $  3,009,947     $  1,353,996
                                                        ============     ============

                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)

1. We are Natural Health Trends Corp. ("NHTC"), an international network marketing organization. We operate through our subsidiaries that distribute products to promote health, wellness and vitality. Lexxus International, Inc., our majority-owned subsidiary and other Lexxus subsidiaries (collectively, "Lexxus") sell certain cosmetic products as well as "quality of life" products. eKaire.com, Inc. ("eKaire") distributes nutritional supplements aimed at general health and wellness.

2. The accompanying unaudited financial statements of Natural Health Trends Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2002.

3. In January 2003, the Company issued 18,500 shares of Common Stock to a law firm for legal services of approximately $34,000.

4. In January 2003, the Company issued 10,000 shares of Common Stock to a consulting firm for consulting services of approximately $19,000.

5. On January 31, 2003, the Company entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc. ("NuEworld") and Lighthouse Marketing Corporation, our wholly-owned subsidiary ("Lighthouse"), pursuant to which Lighthouse purchased a database of distributors from NuEworld in exchange for the issuance of 360,000 shares of our Common Stock. NuEworld was in the business of marketing and selling a variety of products and services through its multi-level marketing distribution network. We believe that the NuEworld database will allow us to recruit many new distributors for our Lexxus business.

6. SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued April 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

         This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material.

         SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

         In September 2002, the FASB issued SFAS No. 147, Acquisition of Certain Financial Institutions. SFAS No. 147 changed the special accounting for unidentifiable intangible assets recognized under SFAS No. 72. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The effects of implementation had no impact on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances.

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

Overview

         Natural Health Trends Corp. was incorporated on December 1, 1988 in the state of Florida. NHTC is an international direct-selling company operating in more than 29 markets throughout Asia, North America and Eastern Europe.

         The Company markets premium quality personal care products under the Lexxus brand and markets its nutritional supplement products under the Kaire brand. NHTC's Common Stock, par value $0.001 per share (the "Common Stock"), is listed on the OTC Bulletin Board (the "OTCBB"). In March 2003, NHTC effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC".

         NHTC is a holding company that operates two businesses, Lexxus and eKaire, which distribute products that promote health, wellness and vitality through two distinct multi-level marketing ("MLM") channels. The following paragraphs will outline the progression of NHTC as it is organized today.

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

         In June 2001, we incorporated Lighthouse Marketing Corporation ("Lighthouse"), a Delaware Corporation and our wholly-owned subsidiary. As of January 31, 2003, Lighthouse acquired certain assets from NuEworld. See Footnote 5 for more detail.

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

Three Months Ended March 31, 2003 Compared To
The Three Months Ended March 31, 2002.

         Revenues. Revenues were approximately $9,643,000 and $6,154,000 for the three months ended March 31, 2003 and March 31, 2002, respectively; an increase of $3,489,000 or 57%. The increased sales were primarily from additional sales of Lexxus products and the expansion of Lexxus into new international markets, offset by a slight decrease in the sales of eKaire products.

         Cost of Sales. Cost of Sales for the three months ended March 31, 2003 was approximately $1,937,000 or 20% of net sales. Cost of sales for the three months ended March 31, 2002 was approximately $1,090,000 or 18% of net sales. The total cost of sales increased due to increased sales volume and increased costs associated with the packaging of the Lexxus product line.

         Gross Profit. Gross profit increased from approximately $5,064,000 in the three months ended March 31, 2002 to approximately $7,707,000 in the three months ended March 31, 2003, or an increase of 52%. The increase in gross profit of approximately $2,643,000 was attributable to higher sales volumes by Lexxus.

         Associate Commissions. Associate commissions were approximately $4,122,000 or 43% of sales in the three months ended March 31, 2003 compared to approximately $3,212,000 or 52% of sales for the three months ended March 31, 2002. The increase of commission expense is directly related to the increase in gross sales and the terms of the compensation plans. The decrease in commission expense as a percentage of sales is due to the normal fluctuations that occur in the compensation plan and also due to the amount of revenues allocated to the compensation plan.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales decreased from approximately $1,982,000 or 32% of sales in the three months ended March 31, 2002 to approximately $2,823,000 or 29% of sales in the three months ended March 31, 2003. These costs as a percentage of net sales decreased primarily due to recent cost containment efforts and the leverage of Lexxus expansion into new international markets.

         Operating (loss) income. Operating (loss) income increased from an operating loss of approximately $130,000 in the three months ended March 31, 2002 to operating income of approximately $761,000 in the three months ended March 31, 2003. This is attributable to higher sales volume, increased selling, general and administrative costs offset by decreased associate commissions.

         Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits were not recognized in the three months ended March 31, 2003 or the three months ended March 31, 2002 under the provisions of SFAS No. 109, Accounting for Income Taxes, utilizing the Company's loss carry forward as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

         Other Income. As part of other income during the three months ended March 31, 2003 and the three months ended March 31, 2002, NHTC realized a gain of approximately $200,000 in other income due to forgiveness of debt.

         Net Income. Net income was approximately $964,000 in the three months ended March 31, 2003 as compared to approximately $10,000 in the three months ended March 31, 2002. This is due to increased sales and efficient cost containment efforts.

Liquidity and Capital Resources.

         The Company has funded the working capital and capital expenditure requirements primarily from cash provided through operations and through limited borrowings from individuals.

         At March 31, 2003, the ratio of current assets to current liabilities was 1.28 to 1.0 and the Company had working capital of approximately $1,547,000.

         Cash used in operations for the three months ended March 31, 2003 was approximately $431,000 primarily due to the payment of accounts payable and accrued expenses. Cash used in investing activities during the period was approximately $356,000 primarily due to the purchase of a database. Cash used by financing activities during the period was approximately $92,000. Total cash decreased by approximately $854,000 during the period.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

EFFECT OF NEW ACCOUNTING STANDARDS

         SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued April 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material.

         SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

         In September 2002, the FASB issued SFAS No. 147, Acquisition of Certain Financial Institutions. SFAS No. 147 changed the special accounting for unidentifiable intangible assets recognized under SFAS No. 72. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The effects of implementation had no impact on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         In the three months ended March 31, 2003, NHTC issued 360,000 shares of our Common Stock to NuEworld.com Commerce, Inc. pursuant to a database purchase agreement.

        In January 2003, the Company issued 18,500 shares of Common Stock to a law firm for legal services of approximately $34,000.

        In January 2003, the Company issued 10,000 shares of Common Stock to a consulting firm for consulting services of approximately $19,000.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 11, 2003, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. Mark D. Woodburn and Terry LaCore were elected to the Board of Directors of the Company for a term of one (1) year, receiving 415,838,786 votes and 416,038,786 votes respectively in favor of his election (89.8% of the shares outstanding).

         (b) Reverse Stock Split. The reverse stock split of the Company's issued common stock, par value $.001 per share, on the basis of one (1) new share of common stock for each one hundred (100) shares of common stock outstanding was approved by the stockholders of the Company (409,797,841 votes for (88.5% of the shares outstanding); 4,177,119 shares against; and 3,418,759 shares abstained).

         (c) 2002 Stock Plan. The adoption of the Company's 2002 Stock Plan was approved by the stockholders of the Company (412,733,533 votes for (89.2% of the shares outstanding); 4,349,569 shares against; and 310,615 shares abstained).

         (d) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Sherb & Co., LLP as independent accountants of the Company for fiscal year ending December 31, 2002 was approved by the stockholders of the Company (416,097,978 votes for (89.9% of the shares outstanding); 1,134,816 votes against; and 160,925 shares abstained).

         (e) Ratification of the Amendment to the Company's Articles of Incorporation. The ratification of the amendment to the Company's Articles of Incorporation pursuant to which the Company increased the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares was approved by the stockholders of the Company (414,491,065 votes for (89.5% of the shares outstanding); 2,531,104 votes against; and 371,550 shares abstained).

Item 5.  Other Information

         None.



Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               99.1 Certification of President and Chief Financial Officer.

         (b)   Reports on Form 8-K

               Current Report on Form 8-K filed with the Commission on February 13, 2003 with respect to Item 5.

               Current Report on Form 8-K filed with the Commission on March 19, 2003 with respect to Items 5, 7 and 9.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NATURAL HEALTH TRENDS CORP.

                                       By: /s/ MARK D. WOODBURN
                                           -------------------------------------
                                           Mark D. Woodburn
                                           President

Date:   May 14, 2003