Form 10QSB
period 2003-06-30
NATURAL HEALTH TRENDS CORP
filed 2003-08-14
CIK 912061

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 2003

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

               Yes   [X]                           No [ ]

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of August 8, 2003 were 4,656,408 shares.

                           NATURAL HEALTH TRENDS CORP.

                                   FORM 10-QSB

                         For Quarter Ended June 30, 2003

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet as of June 30, 2003                      1
           (unaudited)

           Consolidated Statements of Operations (unaudited)
           for the three and six months ended June 30, 2003 and 2002          2

           Consolidated Statements of Comprehensive Income (unaudited)
           for the three and six months ended June 30, 2003 and 2002          3

           Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2003 and 2002                    4

           Notes to Consolidated Financial Statements                         5

  Item 2.  Management's Discussion and Analysis or Plan of Operations         6

  Item 3.  Controls and Procedures                                            9


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 10

  Item 2.  Changes in Securities and Use of Proceeds                         10

  Item 3.  Defaults Upon Senior Securities                                   10

  Item 4.  Submission of Matters to a Vote of Security Holders               10

  Item 5.  Other Information                                                 10

  Item 6.  Exhibits and Reports on Form 8-K                                  10

Signature                                                                    11

Certifications                                                               12

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                       June 30,
                                                                         2003
                                                                     ------------

                                     ASSETS
Current Assets:
    Cash                                                             $  2,856,235
    Accounts receivable                                                 1,582,073
    Inventories                                                         2,974,300
    Prepaid expenses and other current assets                             237,923
                                                                     ------------
              Total Current Assets                                      7,650,531

    Restricted cash                                                       955,926
    Property and equipment, net                                           972,508
    Deposits and other assets                                             763,584
    Goodwill                                                              207,765
    Database                                                              856,845
    Website                                                                33,250
                                                                     ------------
                         Total Assets                                $ 11,440,409
                                                                     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                 $  3,363,990
    Accrued expenses                                                      371,017
    Accrued bonus payable                                               1,087,147
    Notes payable                                                         334,437
    Current portion of long term debt                                     109,416
    Income tax payable                                                    330,322
    Other current liabilities                                             367,645
                                                                     ------------
              Total Current Liabilities                                 5,963,974
                                                                     ------------


    Long term notes payable                                                41,643
                                                                     ------------
              Total Liabilities                                         6,005,617


    Minority interest                                                     749,978

Stockholders' Equity:
    Preferred stock ($1,000 par value; authorized
      1,500,000 shares)                                                        --
    Common stock ($.001 par value; authorized
      500,000,000 shares; issued and outstanding 4,656,408 shares)          4,656
    Additional paid in capital                                         32,647,502
    Accumulated deficit                                               (27,961,965)
    Deferred compensation                                                 (11,250)
    Accumulated other comprehensive income                                  5,871
                                                                     ------------
              Total Stockholders' Equity                                4,684,814
                                                                     ------------


    Total Liabilities and Stockholders' Equity                       $ 11,440,409
                                                                     ------------


                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               Three Months Ended                       Six Months Ended
                                                    June 30,                                June 30,
                                            2003                2002                2003                2002
                                        ------------        ------------        ------------        ------------

Net sales                               $ 12,156,719        $  9,116,192        $ 21,800,141        $ 15,270,336
Cost of sales                              1,680,340           1,573,626           3,617,186           2,664,121
                                        ------------        ------------        ------------        ------------
Gross profit                              10,476,379           7,542,566          18,182,955          12,606,215
Associate commissions                      4,928,928           4,535,501           9,051,342           7,747,237
Selling, general and
  administrative expenses                  4,026,873           2,355,613           6,849,829           4,337,451
                                        ------------        ------------        ------------        ------------

Operating income                           1,520,578             651,452           2,281,784             521,527

Minority interest in subsidiary               82,417             (48,541)            (23,231)            (60,378)
Loss on foreign exchange                     (64,292)            (78,781)            (11,492)            (78,871)
Other income, net                            124,682             154,169             389,196             323,531
Interest, net                                (11,776)            (14,980)            (20,176)            (32,609)
                                        ------------        ------------        ------------        ------------

Net income before taxes                    1,651,609             663,319           2,616,081             673,200

Income tax expense                           330,322                  --             330,322                  --

Net income                                 1,321,287             663,319           2,285,759             673,200

Preferred stock dividends                        408              19,175                 810              41,460
                                        ------------        ------------        ------------        ------------

Net income to common stockholders       $  1,320,879        $    644,144        $  2,284,949        $    631,740
                                        ============        ============        ============        ============

Basic income per common share           $       0.28        $       0.22        $       0.50        $       0.22
                                        ============        ============        ============        ============

Basic weighted common shares used          4,656,408           2,972,713           4,569,986           2,819,830
                                        ============        ============        ============        ============


Diluted income per common share         $       0.23        $       0.17        $       0.41        $       0.18
                                        ============        ============        ============        ============

Diluted weighted common shares used        5,695,045           3,682,051           5,608,623           3,529,168
                                        ============        ============        ============        ============


                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                June 30,
                                                 2003                2002                2003                2002
                                             ------------        ------------        ------------        ------------

Net income                                   $  1,321,287        $    663,319        $  2,285,759        $    673,200

Other comprehensive income, net of tax
Foreign translation adjustment                    (18,967)             53,816               5,871              59,658
                                             ------------        ------------        ------------        ------------

Comprehensive income                         $  1,302,320        $    717,135        $  2,291,630        $    732,858
                                             ============        ============        ============        ============


                 See Notes to Consolidated Financial Statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                  Six Months Ended
                                                                       June 30,
                                                        --------------------------------------
                                                           2003                       2002
                                                        -----------               -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 2,285,759               $   673,200
                                                        -----------               -----------

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                             310,051                   191,008
  Stock issued for compensation                              51,826                     7,192
  Gain on forgiveness of debt                              (400,000)                 (400,000)
  Minority interest of subsidiary                            23,231                   196,091

CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                    (1,062,321)                 (239,846)
  Inventories                                               (53,176)                 (216,256)
  Prepaid expenses                                          169,883                   175,393
  Deposits and other assets                                (431,978)                  152,495
  Accounts payable and accrued expenses                    (780,311)                2,476,668
  Deferred revenue                                               --                   116,684
  Income tax payable                                        330,322                        --
  Other current liabilities                                  14,602                   225,071
                                                        -----------               -----------
    Total Adjustments                                    (1,827,871)                2,684,500
                                                        -----------               -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   457,888                 3,357,700
                                                        -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (428,037)                 (367,958)
  Database purchase                                        (226,845)                       --
  Increase in restricted cash                              (628,041)                  (88,122)
                                                        -----------               -----------
NET CASH USED IN INVESTING ACTIVITIES                    (1,282,923)                 (456,080)
                                                        -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                 --                   260,000
  Payments of notes payable and long-term debt             (198,114)                  (77,365)
                                                        -----------               -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (198,114)                  182,635
                                                        -----------               -----------

Effect of Exchange Rate Changes                              15,438                    59,658

NET (DECREASE) INCREASE IN CASH                          (1,007,711)                3,143,913

CASH, BEGINNING OF PERIOD                                 3,863,946                   324,315
                                                        -----------               -----------

CASH, END OF PERIOD                                     $ 2,856,235               $ 3,468,228
                                                        ===========               ===========


                 See Notes to Consolidated Financial Statements.

                          NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2003

                                  (UNAUDITED)


1. We are Natural Health Trends Corp. ("NHTC"), an international direct-selling company. We operate through our subsidiaries that distribute products to promote health, wellness and vitality. Lexxus International, Inc., our majority-owned subsidiary and other Lexxus subsidiaries (collectively, "Lexxus"), sell certain cosmetic products as well as "quality of life" products. eKaire.com, Inc., our wholly-owned subsidiary ("eKaire"), distributes nutritional supplements aimed at general health and wellness.

2. The accompanying unaudited financial statements of Natural Health Trends Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2002.

3. In January 2003, the Company issued 18,500 shares of Common Stock to a law firm for legal services of approximately $34,000.

4. In January 2003, the Company issued 10,000 shares of Common Stock to a consulting firm for consulting services of approximately $19,000.

5. On January 31, 2003, the Company entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc. ("NuEworld") and Lighthouse Marketing Corporation, our wholly-owned subsidiary ("Lighthouse"), pursuant to which Lighthouse purchased a database of associates from NuEworld in exchange for the issuance of 360,000 shares of our Common Stock. NuEworld was in the business of marketing and selling a variety of products and services through its multi-level marketing distribution network.

6. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

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


Overview

         Natural Health Trends Corp. was incorporated on December 1, 1988, in the state of Florida. NHTC is an international direct-selling company operating in more than 30 markets throughout Asia, North America and Eastern Europe.

         The Company markets premium quality personal care products under the Lexxus brand and markets its nutritional supplement products under the Kaire brand. NHTC's common stock, par value $0.001 per share (the "Common Stock"), is listed on the OTC Bulletin Board (the "OTCBB"). In July 2003, we applied for listing of our shares of Common Stock on The American Stock Exchange. We anticipate that our shares of Common Stock will commence trading on The American Stock Exchange during the third quarter of 2003. In March 2003, we effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC".

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

            In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned USA subsidiary, Lexxus International, Inc., a Delaware corporation. The original founders of Lexxus International received an aggregate of 100,000 shares of our Common Stock and own 49% of the total number of shares of capital stock of Lexxus International, Inc.

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

         In November 2001, we incorporated Lexxus International Co., Ltd., a corporation organized under the laws of the Republic of China and our majority-owned subsidiary ("Lexxus Taiwan") which does business in Taiwan.

         In January 2002, we incorporated MyLexxus Europe AG, a corporation organized under the laws of Switzerland and our majority-owned subsidiary ("MyLexxus Europe"). This company manages the sales of product into sixteen eastern European countries, including Russia.

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

         In June 2003, we incorporated LXK Ltd. (South Korea), a corporation organized under the laws of South Korea and our wholly-owned subsidiary ("Lexxus Korea") which does business in South Korea.


Six Months Ended June 30, 2003 Compared To
The Six Months Ended June 30, 2002.

         Revenues. Revenues were approximately $21,800,000 and $15,270,000 for the six months ended June 30, 2003 and June 30, 2002, respectively; an increase of $6,530,000 or 43%. The increased sales were primarily from additional sales of Lexxus products and the expansion of Lexxus into new international markets, including South Korea in June 2003, partially offset by a slight decrease in the sales of eKaire products.

         Cost of Sales. Cost of sales for the six months ended June 30, 2003 was approximately $3,617,000 or 17% of net sales. Cost of sales for the six months ended June 30, 2002 was approximately $2,664,000 or 17% of net sales. The total cost of sales increased due to increased sales volume and increased costs associated with the packaging of the Lexxus product line.

         Gross Profit. Gross profit increased from approximately $12,606,000 in the six months ended June 30, 2002 to approximately $18,183,000 in the six months ended June 30, 2003, or an increase of 44%. The increase in gross profit of approximately $5,577,000 was attributable to higher sales volumes by Lexxus.

         Associate Commissions. Associate commissions were approximately $9,051,000 or 42% of sales in the six months ended June 30, 2003 compared to approximately $7,747,000 or 51% of sales for the six months ended June 30, 2002. The increase of commission expense is directly related to the increase in gross sales and the terms of the Company's compensation plans. The decrease in commission expense as a percentage of sales is due to the normal fluctuations that occur in the compensation plan and also due to the amount of revenues allocated to the compensation plan.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales increased from approximately $4,337,000 or 28% of sales in the six months ended June 30, 2002 to approximately $6,850,000 or 31% of sales in the six months ended June 30, 2003. These costs as a percentage of net sales increased primarily due to general and administrative costs, such as hiring staff, preparing office space and initial marketing efforts through the expansion into new international markets.

         Operating income. Operating income increased from an operating income of approximately $522,000 in the six months ended June 30, 2002 to operating income of approximately $2,282,000 in the six months ended June 30, 2003. This is attributable to higher sales volume, increased selling, general and administrative costs and increased associate commissions.

         Income Taxes. In the second quarter 2003, the Company has provided income taxes in the amount of $330,000, due to the limitation of the utilization of the Company's available net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code.

         Other Income. As part of other income during the six months ended June 30, 2003 and the six months ended June 30, 2002, NHTC realized a gain of approximately $400,000 in other income due to forgiveness of debt.

         Net Income. Net income was approximately $2,286,000 in the six months ended June 30, 2003 as compared to approximately $673,000 in the six months ended June 30, 2002. The increase in net income of approximately $1,613,000 is due to increased sales and efficient cost containment efforts partially offset by an income tax expense.


Liquidity and Capital Resources.

         The Company has funded the working capital and capital expenditure requirements primarily from cash provided through operations and through limited borrowings from individuals.

         At June 30, 2003, the ratio of current assets to current liabilities was 1.28 to 1.0 and the Company had working capital of approximately $1,687,000.

         Cash provided by operations for the six months ended June 30, 2003 was approximately $458,000 primarily due from increased sales, the launch of the Company's South Korean operations which were partially offset by increased accounts receivable and the reduction of accounts payable. Cash used in investing activities during the period was approximately $1,283,000 due to the purchase of an associate database, the increase of capital expenditures and the increase of restricted cash. Cash used by financing activities during the period was approximately $198,000. Total cash decreased by approximately $1,008,000 during the period.


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


EFFECT OF NEW ACCOUNTING STANDARDS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

Item 3.  Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities and Use of Proceeds

         In March 2003, NHTC issued 360,000 shares of our Common Stock to NuEworld.com Commerce, Inc. pursuant to a database purchase agreement.

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


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 22, 2003, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. Mark D. Woodburn, Terry LaCore, Sir Brian Wolfson and Randall A. Mason were elected to the Board of Directors of the Company for a term of one (1) year, each receiving 3,218,419, 3,218,299, 3,215,149 and 3,218,519 votes respectively in favor of his election (69.5% of the shares outstanding).

         (b) Amendment to the 2002 Stock Option Plan. The amendment to the Company's 2002 Stock Plan was approved by the stockholders of the Company (3,215,333 votes for (69.46% of the shares outstanding); 4,891 shares against; and 1,230 shares abstained).

         (c) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Sherb & Co., LLP as independent accountants of the Company for fiscal year ending December 31, 2003 was approved by the stockholders of the Company (3,221,055 votes for (69.59% of the shares outstanding); 284 votes against; and 115 shares abstained).


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              31.1 Certification of the President and Chief Financial Officer
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of the President and Chief Financial Officer
                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 NATURAL HEALTH TRENDS CORP.


                                                 By: /s/ Mark D. Woodburn
                                                    ----------------------------
                                                    Mark D. Woodburn
                                                    President

Date: August 13, 2003