Form 10QSB
period 2003-09-30
NATURAL HEALTH TRENDS CORP
filed 2003-11-19
CIK 912061

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2003

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

                               12901 Hutton Drive
                               Dallas, Texas 75234
               (Address of Principal Executive Office) (Zip Code)

                                 (972) 241-4080
                 (Issuer's telephone number including area code)

       Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
      Exchange Act of1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         The number of shares of issuer's Common Stock, $.001 par value, outstanding as of November 19, 2003 were 4,656,408 shares.

                           NATURAL HEALTH TRENDS CORP.

                                   FORM 10-QSB

                      For Quarter Ended September 30, 2003

                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheet as of September 30, 2003                 3

           Consolidated Statements of Operations
           for the three and nine months ended September 30, 2003 and 2002     4

           Consolidated Statements of Comprehensive Income
           for the three and nine months ended September 30, 2003 and 2002     5

           Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2003 and 2002               6

           Notes to Consolidated Financial Statements                          7

  Item 2.  Management's Discussion and Analysis or Plan of Operations         11

  Item 3.  Controls and Procedures                                            14


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  15

  Item 2.  Changes in Securities and Use of Proceeds                          15

  Item 3.  Defaults Upon Senior Securities                                    15

  Item 4.  Submission of Matters to a Vote of Security Holders                15

  Item 5.  Other Information                                                  15

  Item 6.  Exhibits and Reports on Form 8-K                                   15

Signature                                                                     16

Certifications                                                                17

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                         September 30,
                                                                             2003
                                                                         ------------

                                     ASSETS
Current Assets:
       Cash                                                              $  4,086,437
       Accounts receivable                                                  1,482,887
       Inventories                                                          4,102,266
       Prepaid expenses and other current assets                              769,734
       Restricted cash                                                      1,179,728
                                                                         ------------
                   Total Current Assets                                    11,621,052


       Property and equipment, net                                            860,611
       Deposits and other assets                                              928,658
       Goodwill                                                               207,765
       Database                                                               792,581
       Website                                                                 22,167
                                                                         ------------
                   Total Assets                                          $ 14,432,834
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                  $  2,310,114
       Accrued expenses                                                       952,918
       Accrued associate commissions                                        1,544,908
       Notes payable                                                          275,051
       Current portion of long term debt                                       90,147
       Income tax payable                                                   1,800,322
       Deferred revenue                                                     2,048,837
       Other current liabilities                                              206,605
                                                                         ------------
                   Total Current Liabilities                                9,228,902
                                                                         ------------


Long term debt                                                                 39,864
                                                                         ------------
              Total Liabilities                                             9,268,766


Minority interest                                                             772,090

Stockholders' Equity:
       Preferred stock ($1,000 par value; authorized 1,500,000 shares;
       issued and outstanding shares are zero)                                     --
       Common stock ($.001 par value; authorized 500,000,000 shares;
       issued and outstanding 4,656,408 shares)                                 4,656
       Additional paid in capital                                          32,647,500
       Accumulated deficit                                                (28,307,660)
       Accumulated other comprehensive income                                  47,482
                                                                         ------------
                   Total Stockholders' Equity                               4,391,978
                                                                         ------------


                Total Liabilities and Stockholders' Equity               $ 14,432,834
                                                                         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                Three Months Ended                Nine Months Ended
                                   September 30,                    September 30,
                            ----------------------------    ----------------------------
                                2003            2002            2003            2002
                                             As Restated                     As Restated
                            ------------    ------------    ------------    ------------
Net sales                   $ 16,739,765    $ 10,840,365    $ 39,356,027    $ 24,555,530
Cost of sales                  3,671,037       1,995,547       7,449,727       4,415,042
                            ------------    ------------    ------------    ------------

Gross profit                  13,068,728       8,844,818      31,906,300      20,140,488

Associate commissions          6,988,233       4,665,503      16,039,575      12,412,739
Selling, general and
administrative expenses        4,132,870       2,878,837      10,982,699       7,216,289
                            ------------    ------------    ------------    ------------
Operating income
                               1,947,625       1,300,478       4,884,026         511,460


Minority interest in             (22,112)        (35,161)        (45,343)        (95,539)
subsidiary
Gain (loss) on foreign           (87,754)         45,113         (99,246)        (33,758)
currency
Other income, net                (26,913)        205,222         (37,717)        528,753
Interest expense, net            (34,546)        (11,729)        (54,722)        (44,338)

                            ------------    ------------    ------------    ------------

Net income before taxes        1,776,300       1,503,923       4,646,998         866,578

Income tax expense               500,000              --       1,200,322              --
                            ------------    ------------    ------------    ------------

Net income                     1,276,300       1,503,923       3,446,676         866,578

Preferred stock dividends             --          19,313             810          60,773
                            ------------    ------------    ------------    ------------

Net income to common
stockholders                $  1,276,300    $  1,484,610    $  3,445,866    $    805,805
                            ============    ============    ============    ============

Basic income per common
share                       $       0.27    $       0.49    $       0.75    $       0.28
                            ============    ============    ============    ============

Basic weighted common
shares used                    4,656,408       3,049,246       4,589,516       2,897,142
                            ============    ============    ============    ============


Diluted income per common
share                       $       0.22    $       0.49    $       0.61    $       0.28
                            ============    ============    ============    ============

Diluted weighted common
shares used                    5,751,697       3,058,679       5,684,805       2,906,576
                            ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)


                             Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                           -------------------------   -------------------------
                               2003          2002          2003          2002
                                         As Restated                 As Restated
                           -----------   -----------   -----------   -----------
Net income                 $ 1,276,300   $ 1,503,923   $ 3,446,676   $   866,578

Other comprehensive
income, net of tax:
  Foreign currency
   translation adjustments      41,611        96,328        57,048       155,985
                           -----------   -----------   -----------   -----------

Comprehensive income       $ 1,317,911   $ 1,600,251   $ 3,503,724   $ 1,022,563
                           ===========   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2003           2002
                                                                          As Restated
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 3,446,676    $   866,578
                                                           -----------    -----------

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                                467,198        289,876
  Stock issued for compensation                                 50,263        285,472
  Minority interest of subsidiary                               45,343         95,539

Changes in operating assets and liabilities:
  Accounts receivable                                         (963,135)      (339,411)
  Inventories                                                 (948,642)      (962,228)
  Prepaid expenses and other current assets                    390,212       (110,598)
  Deposits and other assets                                   (597,052)      (469,174)
  Accounts payable and accrued expenses                       (594,526)     2,832,671
  Income tax payable                                         1,200,322             --
  Deferred revenue                                            (442,415)     1,540,315
  Other current liabilities                                   (146,437)       323,015
                                                           -----------    -----------
     Total Adjustments                                      (1,538,869)     3,485,477
                                                           -----------    -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES               1,907,807      4,352,055
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (449,392)      (364,031)
  Database purchase                                           (162,581)            --
  Increase in restricted cash                                 (851,843)      (147,918)
                                                           -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES                  (1,463,816)      (511,949)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Investments by minority interest
  owner                                                             --        135,714
  Payments of notes payable and long-term debt                (278,548)       (32,137)
                                                           -----------    -----------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (278,548)       103,577
                                                           -----------    -----------

  Effect of exchange rate changes on cash                       57,048        155,985

NET INCREASE IN CASH                                           222,491      4,099,668

CASH, BEGINNING OF PERIOD                                    3,863,946        324,315
                                                           -----------    -----------

CASH, END OF PERIOD                                        $ 4,086,437    $ 4,423,983
                                                           ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)

1.   Basis of Presentation

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

     The accompanying unaudited financial statements of Natural Health Trends Corp. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the USA for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the USA for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) of financial position and results of operations for the interim periods have been presented. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any other interim period, and the Company makes no representation related thereto. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-KSB for the year ended December 31, 2002.

2.   Restatement of Previously Issued Financial Statements

     During the quarter ended September 30, 2003, the Company re-evaluated its prior accounting treatment for administrative enrollment fees received from distributors under the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101 such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2002 being decreased by approximately $156,000 and $1,537,000, respectively. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $115,000 and $324,000 for the three and nine-month periods ended September 30, 2002, respectively.

     In addition, the Company reviewed the adequacy of its reserves for distributor returns and refunds as of September 30, 2003 and for comparative prior periods. Based upon an analysis of the Company's historical returns and refund trends by country, it was determined that the reserves for returns and refunds for prior quarters were not adequate and should be restated. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2002 being decreased by approximately $88,000 and $262,000, respectively, with corresponding adjustments to cost of sales for the estimated cost of products returned.

     As previously disclosed in the Company's 2001 and 2002 Form 10-KSB, the Company sold in 2001 all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to a third party. The gain on the sale of Kaire of approximately $3.1 million was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from Q4 2001 through Q2 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002. There is no impact of this restatement for the three or nine months ended September 30, 2002.

     The Company disclosed in it's 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in either 2001 or 2002. Upon further review, it has been determined that the available net operating loss is not expected to be sufficient to offset all of the taxable income in 2002 and 2003 and that an estimated income tax provision in the amount of $600,000 and $1,200,000 is necessary for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively. There is, however, no impact of this restatement for the three or nine months ended September 30, 2002.

     The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                               Three Months Ended             Nine Months Ended
                                               September 30, 2002             September 30, 2002
                                           ---------------------------   ---------------------------
                                                As             As             As             As
                                            Previously      Restated      Previously      Restated
                                             Reported                      Reported
                                           ------------   ------------   ------------   ------------
Net sales                                  $     11,084   $     10,840   $     26,355   $     24,556
Cost of sales                                     2,128          1,995          4,792          4,415
                                           ------------   ------------   ------------   ------------

Gross profit                                      8,956          8,845         21,563         20,141
Operating expenses                                7,544          7,544         19,630         19,630
                                           ------------   ------------   ------------   ------------

Operating income                                  1,412          1,301          1,933            511
Interest expense, other income,
loss on foreign exchange and gain on
discontinued operations                             203            203            355            356
                                           ------------   ------------   ------------   ------------

Net income                                        1,615          1,504          2,288            867
Preferred stock dividends                            19             19             61             61
                                           ------------   ------------   ------------   ------------
Net income available to common
stockholders                               $      1,596   $      1,485   $      2,227   $        806
                                           ============   ============   ============   ============


Basic income per share                     $       0.52   $       0.49   $       0.77   $       0.28
                                           ============   ============   ============   ============
Basic weighted common share used                  3,049          3,049          2,897          2,897
                                           ============   ============   ============   ============

Diluted income per share                   $       0.52   $       0.49   $       0.77   $       0.28
                                           ============   ============   ============   ============
Diluted weighed commons shares used               3,059          3,059          2,907          2,907
                                           ============   ============   ============   ============

     Basic and Diluted Income per share:

     The adjustments in net sales and cost of sales resulted in a net decrease in net income available to stockholders of approximately $111,000 and $1,421,000 over the amounts previously reported for the three and nine months ended September 30, 2002, respectively. Restated basic and diluted income per share decreased $0.03 and $0.49 for the three and nine months ended September 30, 2002, respectively.

3.   Principles of Consolidation and Accounting Policies

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications

     Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the USA requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $2.0 million as of September 30, 2003.

     The Company also estimates and records a sales return reserve for possible sales refunds based on historical experience.

     Shipping and Handling Costs

     The Company records freight and shipping revenues collected from associates as revenue. The Company records shipping and handling costs associated with shipping products to its associates as cost of goods sold.

     Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented.

4.   Recent Accounting Pronouncements

     FASB Interpretation No. 45. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

     FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria was based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31 2003. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

     SFAS 149. In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 "Accounting for Derivatives Instruments and Hedging Activities" and the related implementation guidance and is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. SFAS 149 clarifies the definition of a derivative and amends the financial accounting and reporting required for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In addition, SFAS 149 improves the financial reporting requirements by requiring a more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard did not have a significant impact on the Company's financial condition, results of operations, or cash flows.

     SFAS 150. In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 broadens the definition of financial instruments and establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also requires that an issuer classify a financial instrument that is within its scope as a liability or as an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of any change in accounting principle at the beginning of the period adopted. The adoption of SFAS 150 is not expected to have a significant impact on the Company's financial condition, results of operations, or cash flows.

5.   Segment Information

     The Company operates in a single reportable operating segment by selling products to a global network of independent distributors who operate in a seamless manner from market to market. The Company's largest expense is the commissions paid on product sales through this distributor network. The Company manages its business primarily by managing this global distributor network. However, the Company does recognize revenue from sales to distributors in thirty countries. The Company's chief operating decision makers review both geographic and product line information. The Company has operations throughout the world (30 countries as of September 30, 2003) and is organized and managed by geographic areas. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements.

6.   Equity Transactions

     In January 2003, the Company issued 18,500 shares of Common Stock to a law firm for legal services of approximately $34,000.

     In January 2003, the Company issued 10,000 shares of Common Stock to a consulting firm for consulting services of approximately $19,000.

     On January 31, 2003, the Company entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc. ("NuEworld") and Lighthouse Marketing Corporation, our wholly-owned subsidiary ("Lighthouse"), pursuant to which Lighthouse purchased a database of associates from NuEworld in exchange for the issuance of 360,000 shares of our Common Stock. NuEworld was in the business of marketing and selling a variety of products and services through its direct-selling distribution network.



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


Overview

         Natural Health Trends Corp. was incorporated on December 1, 1988, in the state of Florida. NHTC is an international direct-selling company, currently operating in more than 30 markets throughout Asia, North America and Eastern Europe.

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

         In February 1999, NHTC Holdings Inc. acquired certain assets (the "Kaire Assets") of Kaire International, Inc., a Delaware corporation ("KII"). The assets included, but not limited to, the corporate name, all variations and any other product names, registered and unregistered trademarks, tradenames, servicemarks, patents, logos and copyrights of KII, and independent associate lists.

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

         In June 2001, we incorporated Lighthouse Marketing Corporation ("Lighthouse"), a Delaware Corporation and our wholly-owned subsidiary. As of January 31, 2003, Lighthouse acquired certain assets from NuEworld. See Footnote 6 for more detail.

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

         In June 2002, we incorporated Lexxus International Marketing Ltd., a corporation organized under the laws of Singapore and our majority-owned subsidiary ("Lexxus Singapore"), which does business in Singapore.

         In November 2002, we incorporated Lexxus International (Philippines) Inc., a corporation organized under the laws of the Philippines and our majority-owned subsidiary ("Lexxus Philippines"), which does business in the Philippines.

         In June 2003, we incorporated LXK Ltd. (South Korea), a corporation organized under the laws of South Korea and our wholly-owned subsidiary ("Lexxus Korea"), which does business in South Korea.

Results of Operations - Nine Months Ended September 30, 2003 Compared To The Nine Months Ended September 30, 2002.

         As discussed in Note 2 to the consolidated financial statements, we have restated our results for the three and nine-month periods ended September 30, 2002. All of the following analyses apply the basis of the restated amounts.

         Net Sales. Revenues were approximately $39,356,000 and $24,556,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively, an increase of $14,800,000 or 60%. The increased sales were primarily from additional sales of Lexxus products, new distributors and the expansion of Lexxus into new international markets, including South Korea in June 2003. In addition, revenues increased due to the deferral of revenue related to the administrative enrollment fee of distributors, partially offset by a reserve related to sales returns and refunds and a slight decrease in the sales of eKaire products.

         Cost of Sales. Cost of sales for the nine months ended September 30, 2003 was approximately $7,450,000 or 19% of net sales. Cost of sales for the nine months ended September 30, 2002 was approximately $4,415,000 or 18% of net sales. The total cost of sales increased due to increased sales volume and increased costs associated with the packaging of the Lexxus product line partially offset by the deferral of the cost of sales related to the direct cost of the administrative enrollment fee of the distributors.

         Gross Profit. Gross profit increased from approximately $20,140,000 in the nine months ended September 30, 2002 to approximately $31,906,000 in the nine months ended September 30, 2003, or an increase of 58%. The increase in gross profit of approximately $11,766,000 was attributable to higher sales volumes by Lexxus and also attributable to the deferral of both revenue and cost of sales related to the administrative enrollment fee of distributors.

         Associate Commissions. Associate commissions were approximately $16,040,000 or 41% of sales in the nine months ended September 30, 2003 compared to approximately $12,413,000 or 51% of sales for the nine months ended September 30, 2002. The increase of commission expense is directly related to the increase in gross sales and the terms of the Company's compensation plans. The decrease in commission expense as a percentage of sales is due to the normal fluctuations that occur in the compensation plan and as well as the amount of revenues allocatable to the compensation plan.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $7,216,000 or 29% of sales in the nine months ended September 30, 2002 to approximately $10,983,000 or 28% of sales in the nine months ended September 30, 2003. These costs as a percentage of net sales decreased primarily due to the change in the revenue amounts with effect to the restatement for the administrative enrollment fee of the distributors partially offset by general and administrative costs, such as hiring staff, leasing office space and initial marketing efforts for expansion into new international markets.

         Operating income and net income. Operating income increased from an operating income of approximately $511,000 for the nine months ended September 30, 2002 to operating income of approximately $4,884,000 for the nine months ended September 30, 2003. Net income was approximately $3,447,000 for the nine months ended September 30, 2003 as compared to approximately $867,000 for the nine months ended September 30, 2002. The increase in net income was due to increased sales and efficient cost containment efforts partially offset by a provision for income taxes.

Liquidity and Capital Resources

         The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities and through sale of preferred stock. The Company's principal source of liquidity is its operating cash flows. A substantial decrease in sales of the Company's products would reduce the availability of funds.

         At September 30, 2003, the ratio of current assets to current liabilities was 1.26 to 1.0 and the Company had working capital of approximately $2,392,000.

         Cash provided by operations for the nine months ended September 30, 2003 was approximately $1,908,000 primarily due from increased sales, the launch of the Company's South Korean operations which were partially offset by increased accounts receivable, inventory and income tax payable and the reduction of accounts payable.

         Cash used in investing activities for the nine months ended September 30, 2003 was approximately $1,464,000 due to the purchase of an associate database, increased capital expenditures and an increase in restricted cash. Restricted cash represents the reserves required by the Company's credit card processor.

         Cash used in financing activities for the nine months ended September 30, 2003 was approximately $279,000. Total cash increased by approximately $222,000 during the period.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the USA. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, legal contingencies and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

SEASONALITY

        In addition to general economic factors, we are impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. We believe that direct selling in the United States and Europe is also generally negatively impacted during the month of August, which is in our third quarter, when many individuals, including our distributors, traditionally take vacations.


CURRENCY RISK AND EXCHANGE RATE INFORMATION

        Some of our revenue and some of our expenses are recognized outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our subsidiary's primary markets is considered the functional currency. Revenue and expenses are translated at the weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.


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

During the quarter ended September 30, 2003, the Company identified certain matters that resulted in the restatement of the Company's financial statements for the three and nine months ended September 30, 2002, as set forth in Note 2 to the Consolidated Financial Statements. Consistent with the foregoing, the Company intends to restate in the near future the remaining affected periods, including all quarters in 2001 and 2002 and the first and second quarters of 2003 as well as it's Forms 10-KSB for the years ended December 31, 2001 and 2002.

The restatement was the result of misinterpretations of certain accounting standards and related guidance pertaining to a) revenue recognition of administrative enrollment fees, b) reserves for returns and refunds, c) a gain on sale of a subsidiary, and d) income tax provisions. Management together with the Audit Committee have identified certain improvements that they believe will result in continuing enhancements to the Company's accounting and reporting functions and their implementation is ongoing at this time.

Within ninety (90) days prior to the date of this report, the Company's President and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon his evaluation and as a result, in part, of the matters noted above, the Company's President and Chief Financial Officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1937, as amended) are effective, with the qualification that the restatements mentioned above were just recently identified and implemented for the three and nine months ended September 30, 2002. Management requires additional time to fully (i) assess their correction plan and (ii) implement appropriate enhancements to its controls and procedures, if and so warranted in the circumstances.

Since the date of his evaluation, there have been no significant changes to the Company's internal controls or other factors that could significantly affect these controls.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 10, 2003, Bobby R. Porter and wife, Betty R. Porter, filed suit against Lexxus International, Inc. (a majority-owned subsidiary) and Alex Arnold (an employee of Lexxus International, Inc.) in the 170th District Court of McLennan County, Texas alleging misrepresentations made by the former owners of NuEworld.com Commerce, Inc. ("NuEworld") pertaining to a stock investment made by the plaintiffs in June 2000. The plaintiffs are seeking the sum of $40,000, court costs and other relief. As disclosed in Note 6, the Company acquired certain assets of NuEworld in January 2003. The Company filed a motion to transfer venue in April 2003 and intends to vigorously defend itself in this case.

         The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cashflows.

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

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

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



                                        NATURAL HEALTH TRENDS CORP.

                                        By: /s/ MARK D. WOODBURN
                                            ------------------------------------
                                            Mark D. Woodburn
                                            President and Chief
                                            Financial Officer



Date:   November 19, 2003