Form 10QSB/A
period 2001-03-31
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

                 Yes [X]                                No [ ]

         The number of shares of issuer's Common Stock, $.001 par value, outstanding as of March 31, 2001 was 494,403 shares.

                           NATURAL HEALTH TRENDS CORP.

                                  FORM 10-QSB/A

                        For Quarter Ended March 31, 2001

Explanatory Note:
-----------------
The purpose of this amendment is to amend Part I Item 2 - Management's Discussion and Analysis and Part I, Item 1 - Financial Statements for the restatements identified in note 2 to the consolidated financial statements and to give effect to the 1 for 100 reverse stock split in March 2003. All other items remain unchanged from the original filing.

During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

         (i) revenue recognition with respect to administrative enrollment fees;
         (ii)     revenue cut-off between 2002 and 2003;
         (iii)    reserves established for product returns and refunds;
         (iv) the gain recorded in connection with the sale of a subsidiary in 2001; and
         (v)      income tax provisions.

Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as the Form 10-KSB for the years ended December 31, 2001 and 2002.

                           NATURAL HEALTH TRENDS CORP.

                                  FORM 10-QSB/A

                        For Quarter Ended March 31, 2001


                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheet as of March 31, 2001                    1

           Consolidated Statements of Operations
           for the three months ended March 31, 2001 and 2000                 2

           Consolidated Statements of Comprehensive Income
           for the three months ended March 31, 2001 and 2000                 3

           Consolidated Statements of Cash Flows
           for the three months ended March 31, 2001 and 2000                 4

           Notes to the Consolidated Financial Statements                     5

  Item 2.  Management's Discussion and Analysis or Plan of
           Operations                                                         8

  Item 3.  Controls and Procedures                                           11

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 12

  Item 2.  Changes in Securities and Use of Proceeds                         12

  Item 3.  Defaults Upon Senior Securities                                   12

  Item 4.  Submission of Matters to a Vote of Security Holders               12

  Item 5.  Other Information                                                 13

  Item 6.  Exhibits and Reports on Form 8-K                                  13

Signature                                                                    14

Certifications                                                               15

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                     March 31,
                                                                       2001
                                                                    As Restated
                                                                   ------------

                                     ASSETS
Current Assets:
       Cash                                                        $    528,987
       Account receivables                                               46,528
       Restricted cash                                                   66,944
       Inventory                                                        342,887
       Prepaid expenses and other current assets                         74,425
                                                                   ------------
                Total Current Assets                                  1,059,771

       Property and equipment, net                                       39,418
       Deposits and other assets                                         34,639
                                                                   ------------

       Total Assets                                                $  1,133,828
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
       Accounts payable                                            $  3,446,950
       Accrued expenses                                               1,724,328
       Accrued associate commissions                                    164,250
       Notes payable                                                    660,867
       Current portion capital lease obligation                          44,111
       Deferred revenue                                                 248,236
                                                                   ------------
                Total Current Liabilities                             6,288,742
                                                                   ------------

       Capital lease obligations, net of current
       portion                                                            2,479
       Long-term note payable                                           525,364
                                                                   ------------
                Total Liabilities                                     6,816,585
                                                                   ------------

Stockholders' Deficit:
       Preferred stock                                                5,343,509
       Common stock                                                         494
       Additional paid in capital                                    24,287,728
       Accumulated deficit                                          (35,314,043)
       Accumulated other comprehensive income                              (445)
                                                                   ------------
                Total Stockholders' Deficit                          (5,682,757)
                                                                   ------------

       Total Liabilities and Stockholders' Deficit                 $  1,133,828
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2001
                                                    As Restated        2000
                                                   ------------    ------------

Net sales                                          $  3,004,023    $  3,186,218
Cost of sales                                           573,820         682,197
                                                   ------------    ------------

Gross profit                                          2,430,203       2,504,021

Associate commissions                                 1,666,894       1,295,905
Selling, general and administrative expenses            743,655       1,234,110
                                                   ------------    ------------
Operating income (loss)                                  19,654         (25,994)

(Loss) gain on foreign currency                             (44)          2,641
Other (expense) income, net                              (2,980)         26,149
Interest expense, (net)                                 (12,416)         (6,914)
                                                   ------------    ------------

Net income (loss)                                         4,214          (4,118)
                                                   ------------    ------------

Preferred stock dividends                               106,043         625,103
                                                   ------------    ------------

Net loss to common shareholders                    $   (101,829)   $   (629,221)
                                                   ============    ============



Basic loss to common shareholders                  $      (0.37)   $      (7.65)
                                                   ============    ============

Basic weighted common shares used                       278,047          82,204
                                                   ============    ============

Diluted loss to common shareholders                $      (0.02)   $      (7.65)
                                                   ============    ============

Diluted weighted common shares used                   5,852,782          82,204
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2001
                                                    As Restated        2000
                                                    ------------   ------------
Net income (loss)                                   $      4,214   $     (4,118)

Other comprehensive income, net of tax:
  Foreign currency
   translation adjustments                                36,758             --
                                                    ------------   ------------

Comprehensive income (loss)                         $     40,972   $     (4,118)
                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           2001
                                                        As Restated         2000
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                       $      4,214    $     (4,118)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

    Depreciation and amortization                              2,183          85,346
    Impairment of fixed assets                                35,448              --
    Common stock issued for services and
    interest/penalties                                        13,712              46

 Changes in operating assets and liabilities:
    Accounts receivable                                        5,240        (428,607)
    Inventories                                             (145,818)       (269,915)
    Prepaid expenses and other current assets                (56,833)         50,834
    Deposits and other assets                                 52,400         (75,949)
    Accounts payable                                         400,182         (47,439)
    Accrued expenses(i)                                      227,118         331,833
    Deferred revenue                                         128,823        (527,831)
    Other current liabilities                               (284,655)         59,848
                                                        ------------    ------------
       Total Adjustments                                     377,800        (821,834)
                                                        ------------    ------------
NET PROVIDED BY (USED IN) OPERATING ACTIVITIES               382,014        (825,952)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (20,921)             --
    Decrease in restricted cash                                5,890          32,838
                                                        ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (15,031)         32,838
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from preferred stock                                 --         937,500
    Proceeds from notes payable and long-term debt(i)         50,000          36,566
    Payments of notes payable and long-term debt             (33,173)       (339,521)
                                                        ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     16,827         634,545
                                                        ------------    ------------

    Effect of Exchange rates                                  36,758              --

NET INCREASE (DECREASE) IN CASH                              420,568        (158,569)

CASH, BEGINNING OF PERIOD                                    108,419         434,063
                                                        ------------    ------------

CASH, END OF PERIOD                                     $    528,987    $    275,494
                                                        ============    ============

(i) Certain accrued expenses were reclassified to notes payable and debt as of December 31, 2000.


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

    NHTC's common stock, par value $.001 per share (the "Common Stock"), is listed on the OTC Bulletin Board (the "OTCBB"). In March 2003, we effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC". The effect of the reverse is reflected throughout this document.

2.  Restatement of Previously Issued Financial Statements

    During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

(i)   revenue recognition with respect to administrative enrollment fees;
(ii)  revenue cut-off between 2002 and 2003;
(iii) reserves established for product returns and refunds;
(iv)  the gain recorded in connection with the sale of a subsidiary in 2001; and
(v)   income tax provisions.

    Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as the Form 10-KSB for the years ended December 31, 2001 and 2002.

    In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three month period ended March 31, 2001 being decreased by approximately $182,000. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $65,000 for the three month period ended March 31, 2001.

    In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. There was no impact of this item to the 2001 financial statements.

    The Company had not recorded a reserve for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that the reserves for returns and refunds for prior quarters were required and should be recorded. The restatement resulted in no adjustment for the quarter ended March 31, 2001.

    In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. The restatement resulted in no adjustment for the quarter ended March 31, 2001.

    The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001. The restatement resulted in no adjustment for the quarter ended March 31, 2001.

    The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                       Three Months Ended
                                                         March 31, 2001
                                                  ----------------------------
                                                       As
                                                   Previously          As
                                                    Reported        Restated
                                                  ------------    ------------

         Net sales                                $      3,186    $      3,004
         Cost of sales                                     639             574
                                                  ------------    ------------

         Gross profit                                    2,547           2,430
         Operating expenses                              2,411           2,411
                                                  ------------    ------------

         Operating income                                  136              19
         Interest expense, other income,
         loss on foreign exchange and gain
         on discontinued operations                        (15)            (15)
                                                  ------------    ------------

         Net income                                        121               4
         Preferred stock dividends                         106             106
                                                  ------------    ------------
         Net income available to common
         stockholders                             $         15    $       (102)
                                                  ============    ============

         Basic income per share                   $       0.05    $      (0.37)
                                                  ============    ============
         Basic weighted common shares used                 278             278
                                                  ============    ============

         Diluted income per share                 $       0.00    $      (0.02)
                                                  ============    ============
         Diluted weighted common shares used             5,853           5,853
                                                  ============    ============

    Basic and Diluted Income per share:

    The adjustments in net sales and cost of sales resulted in a net decrease in net income available to stockholders of approximately $117,000 over the amounts previously reported for the three months ended March 31, 2001. Restated basic and diluted income per share decreased $0.42 and $0.02, respectively, for the three months ended March 31, 2001.

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

    Revenue Recognition

    The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $248,000 as of March 31, 2001.

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

4.  Equity Transactions

    During the first quarter of 2001, the Company received notice of conversion on of Series E, F, G, and H Preferred Stock. The Company issued 334,784 shares of common stock in settlement of the shares of Preferred Stock and the accrued dividends thereon. The following table sets forth the conversions and the stock price thereof as of the date of conversion.

      Preferred
        stock                                 Preferred          Common stock
        Series                                Stock Face          conversion
       converted         Conversion Date        Value                price
    ----------------     ---------------     -------------      ----------------
                  E             4-Jan-01             5,236               .01005
                  E            18-Jan-01             3,898               .0075
                  E            22-Jan-01             3,974               .00765
                  E            23-Jan-01             5,452               .0105
                  E            24-Jan-01             7,476               .0144
                  E             8-Feb-01             6,990               .0129
                  E            17-Feb-01            12,856               .01194
                  E            25-Mar-01            23,008               .010965
                  E            12-Mar-01             5,800               .01125
                  F            17-Feb-01           172,118               .02359
                  F            25-Mar-01            30,000               .019
                  G            17-Jan-01            16,000               .0095
                  G            27-Feb-01            13,000               .01425
                  G            26-Feb-01            21,000               .0114
                  G            25-Mar-01            14,400               .0114
                  G            31-Mar-01            17,000               .01235
                  H             5-Feb-01            19,132               .0125
                  H            31-Mar-01            31,561               .01000


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

Overview

Prior to August 1997, the Company's operations consisted of the operations of the Natural Health Care Centers, and vocational schools. Upon the acquisition of Global Health Alternatives, Inc. ("GHA") on July 23, 1997, the Company commenced marketing and distributing a line of natural, over-the-counter homeopathic pharmaceutical products. In February 1999, the Company acquired the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system.

The Company discontinued the operations of the Natural Health Care Centers during the third quarter of 1997 and sold the vocational schools in August 1998. During the fourth quarter of 1999, the Company ceased GHA activity and in March 2001 filed for Chapter 7 Bankruptcy in U.S. Federal Court, North Dallas. In January 2001 we launched Lexxus International, Inc., a majority owned subsidiary and commenced marketing and distributing a line of woman's topical creme that assists in sexual stimulation.

Results of Operations - Three Months Ended March 31, 2001 Compared To the Three Months Ended March 31, 2000.

As discussed in Note 2 to the consolidated financial statements, we have amended and restated our results for the three month period ended March 31, 2001. All of the following analyses apply the basis of the restated amounts.

Net Sales. Net sales were approximately $3,004,000 and $3,186,000 for the three months ended March 31, 2001 and March 31, 2000. Sales for eKaire.com and Kaire Nutraceuticals declined approximately $1,800,000 which was partially offset by sales of Lexxus International of approximately $1,618,000 which was slightly reduced by the deferral of revenue related to the administrative enrollment fee of distributors.

Cost of Sales. Cost of sales for the three months ended March 31, 2001 was approximately $574,000 or 19.1% of net sales. Cost of sales for the three months ended March 31, 2000 was approximately $682,000 or 21.4% of net sales. The total cost of sales decreased by approximately $108,000 or 15.8% due to lower costs associated with the Lexxus product line slightly offset by the deferral of the cost of sales related to the direct cost of the administrative enrollment fee of the distributors.

Gross Profit. Gross profit decreased from approximately $2,504,000 in the three months ended March 31, 2000 to approximately $2,430,000 in the three months ended March 31, 2001. The decrease was approximately $74,000 or 3.0%. The decrease was attributable to the deferral of both revenue and cost of sales related to the administrative enrollment fee of distributors partially offset by higher sales volumes in our Lexxus subsidiary and its lower cost of sales per unit.

Associate Commissions. Associate commissions were approximately $1,667,000 or 55.5% of net sales in the three months ended March 31, 2001 compared to approximately $1,296,000 or 40.7% of net sales for the three months ended March 31, 2000. This increase is attributable to the Lexxus compensation plan.

Selling, General and Administrative Expenses. Selling, general and administrative costs decreased from approximately $1,234,000 or 38.7% of sales in the three months ended March 31, 2000 to approximately $744,000 or 24.8% of sales in the three months ended March 31, 2001, a decrease of approximately $490,000 or 39.7%. The decrease is due primarily to eKaire's reduction of expenses and Lexxus sharing overhead in its start-up phase.

Operating Income (loss). Operating income (loss) increased from a loss of approximately $26,000 in the three months ended March 31, 2000 to operating income of approximately $20,000 in the three months ended March 31, 2001.

Other Income/Expense and Interest. Other income and interest of approximately $19,000 or 0.6% of sales in the three months ended March 31, 2000 decreased to expense of approximately $15,000 or 0.5% of sales in the three months ended March 31, 2001, a change of approximately $34,000.

Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the three months ended March 31, 2001 or the three months ended March 31, 2000 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carry forwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has not been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

Net Income (Loss). Net income was approximately $4,000 in the three months ended March 31, 2001 as compared to a loss of approximately $4,000 in the three months ended March 31, 2000.

Liquidity and Capital Resources:

The Company has funded its working capital and capital expenditure requirements primarily from cash provided through borrowings from institutions and individuals, and from the sale of our securities in private placements. Our other ongoing source of cash receipts has been from the sale of eKaire.com and Lexxus products.

In February 1998, we issued $300,000 face amount of Series B Preferred Stock, net of expenses of $38,500. The Series B Preferred Stock has been converted into 5,413 shares of common stock.

In April 1998, we issued $4,000,000 face amount of Series C Preferred Stock, net of expenses of $492,500 from the proceeds raised, we paid $2,500,000 to retire $1,568,407 face value of Series A Preferred Stock outstanding. The Series C Preferred Stock has been converted into 36,083 shares of common stock.

In July 1998, we issued $75,000 face amount of Series D Preferred Stock, which was redeemed in August 1998 for $91,291.

In August 1998, we issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $210,500. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In September 1999, $610,000 of face amount of Series E Preferred Stock was converted into 6,031 shares of common stock.

In August 1998, we sold our three vocational schools and certain related businesses for $1,778,333 and other consideration. From the proceeds from the sale of the schools, we paid $1,030,309 to retire the remaining $631,593 face value of Series A Preferred Stock then outstanding and $91,291 to redeem all of the Series D Preferred Stock outstanding. The remaining proceeds were used to pay down payables.

In March and April 1999, we issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In the first quarter of 2001, 50,693 shares of Series H Preferred Stock were converted into 54,253 shares of the Company's common stock.

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

During 2000, the Company did not make its payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. The Company has filed all required payroll tax returns and is currently negotiating a payment plan with the IRS. As of March 31, 2001, the Company owed approximately $816,000 of delinquent payroll tax liabilities including interest and penalties.

During 1999 and 2000, the Company did not make its sales tax deposits with the various sales tax authorities on a timely basis. The Company has filed all required sales tax returns. As of March 31, 2001, the Company owed approximately $287,000 in current and delinquent sales taxes which is included in other current liabilities.

In March 2000, we sold 1,000 shares of Series J Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,000,000. The preferred stock pays a dividend at the rate of 10% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which the Company receives notice of conversion from a holder. In connection with the offering of the Series J Preferred Stock, the Company issued warrants to purchase 1,419 shares of common stock at an exercise price of $1.41 per share.

In February 2001, we borrowed $50,000 from an individual. The loan bears interest at 12% per annum and is due in April 2001.

At March 31, 2001, our ratio of current assets to current liabilities was 0.17 to 1.0 and we had a working capital deficit of approximately $5,229,000.

Cash provided by operations for the three months ended March 31, 2001 was approximately $382,000. Cash used in investing activities during the period was approximately $15,000, which primarily relates to capital expenditures. Cash provided by financing activities during the period was approximately $17,000. Total cash increased by approximately $421,000 during the period.

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

During the quarter ended September 30, 2003, the Company identified certain matters that resulted in the restatement of the Company's financial statements for the three months ended March 31, 2001, as set forth in Note 2 to the Consolidated Financial Statements.

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

         Not applicable.

ITEM 2.  Changes in Securities and Use of Proceeds

The Company received 16 notices of conversion on its Series E Preferred Stock during the three months ended March 31, 2001 and redeemed $74,690, face value in exchange for 73,706 shares of the Company's common stock.

The Company received 5 notices of conversion on its Series F Preferred Stock during the three months ended March 31, 2001 and redeemed $202,118, face value in exchange for 111,240 shares of its common stock.

The Company received 10 notices of conversion on its Series G Preferred Stock during the three months ended March 31, 2001 and redeemed $81,400, face value in exchange for 79,321 shares of its common stock.

The Company received 2 notices of conversion on its Series H Preferred Stock during the three months ended March 31, 2001 and redeemed $50,693, face value in exchange for 54,253 shares of its common stock.

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


ITEM 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

               Not applicable.

         b) Reports on Form 8-K

               Not applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NATURAL HEALTH TRENDS CORP.





                                By: /s/ MARK D. WOODBURN
                                    -------------------------------------
                                    Mark D. Woodburn
                                    President and Chief Financial Officer




Date:  April 12, 2004