Form 10QSB/A
period 2001-06-30
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

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


                        For the transition period from to

                         Commission file number: 0-25238

                           NATURAL HEALTH TRENDS CORP.

        Exact Name of Small Business Issuer as Specified in its Charter)

                    Florida                                 59-2705336
        State or other jurisdiction of                    I.R.S. Employer
         incorporation or organization                  Identification No.)

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

         Yes [X]                                             No [ ]

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of July 22, 2001 was 173,624 shares.

                           NATURAL HEALTH TRENDS CORP.

                                  FORM 10-QSB/A

                         For Quarter Ended June 30, 2001

Explanatory Note:
-----------------
The purpose of this amendment is to amend Part I Item 1 - Management's Discussion and Analysis and Part I, Item 1 -Financial Statements for the restatements identified in note 2 to the consolidated financial statements and to give effect to the 1 for 100 reverse stock split in March 2003. All other items remain unchanged from the original filing.

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

                           NATURAL HEALTH TRENDS CORP.

                                  FORM 10-QSB/A

                         For Quarter Ended June 30, 2001

                                      INDEX


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheet as of June 30, 2001                     1

           Consolidated Statements of Operations
           for the three and six months ended June 30, 2001 and 2000          2

           Consolidated Statements of Comprehensive Income
           for the three and six months ended June 30, 2001 and 2000          3

           Consolidated Statements of Cash Flows
           for the three and six months ended June 30, 2001 and 2000          4

           Notes to the Consolidated Financial Statements                     5

  Item 2.  Management's Discussion and Analysis or Plan of
           Operations                                                         9

  Item 3.  Controls and Procedures                                           11

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 12

  Item 2.  Changes in Securities and Use of Proceeds                         12

  Item 3.  Defaults Upon Senior Securities                                   12

  Item 4.  Submission of Matters to a Vote of Security Holders               13

  Item 5.  Other Information                                                 13

  Item 6.  Exhibits and Reports on Form 8-K                                  13

Signature                                                                    14

Certifications                                                               15

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                     June 30,
                                                                       2001
                                                                    As Restated
                                                                   ------------

                                     ASSETS
Current Assets
       Cash                                                        $  1,481,285
       Account receivables                                              873,816
       Restricted cash                                                   66,784
       Inventory                                                        503,806
       Prepaid expenses and other current assets                        384,227
                                                                   ------------
                Total Current Assets                                  3,309,918

       Property and equipment, net                                       54,899
       Deposits and other assets                                        134,127
                                                                   ------------

       Total Assets                                                $  3,498,944
                                                                   ============



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
       Accounts payable                                            $  4,496,228
       Accrued expenses                                               1,047,835
       Accrued associate commissions                                    526,829
       Notes payable                                                    403,875
       Current portion of long-term debt                                 15,996
       Deferred revenue                                                 963,939
                                                                   ------------
                Total Current Liabilities                             7,454,702
                                                                   ------------

       Long-term note payable                                           509,368
                                                                   ------------
                Total Liabilities                                     7,964,070
                                                                   ------------

Stockholders' Deficit:
       Preferred stock                                                3,319,877
       Common stock                                                       1,444
       Additional paid in capital                                    26,874,740
       Accumulated deficit                                          (34,661,187)
                                                                   ------------
                Total Stockholders' Deficit                          (4,465,126)
                                                                   ------------

       Total Liabilities and Stockholders' Deficit                 $  3,498,944
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          Three Months Ended               Six Months Ended
                                               June 30,                         June 30,
                                      ----------------------------    ----------------------------
                                          2001                            2001
                                      As Restated         2000        As Restated         2000
                                      ------------    ------------    ------------    ------------
Net sales                             $  9,081,444    $  1,768,454    $ 12,085,467    $  4,954,672
Cost of sales                            2,501,630         463,854       3,075,450       1,146,051
                                      ------------    ------------    ------------    ------------


Gross profit                             6,579,814       1,304,600       9,010,017       3,808,621

Associate commissions                    4,786,743         823,313       6,453,637       2,119,218
Selling, general and
administrative expenses                  1,050,000       1,325,529       1,793,655       2,559,639
                                      ------------    ------------    ------------    ------------


Operating income (loss)                    743,071        (844,242)        762,725        (870,236)


Minority interest in subsidiary                 --          64,536              --          64,536
(Loss) Gain on foreign currency               (200)        (19,086)           (244)        (16,445)
Other income (expense), net                 37,989         (26,149)         35,009              --
Interest expense, net                       (3,118)        (11,286)        (15,534)        (18,200)
                                      ------------    ------------    ------------    ------------
Net income (loss) from
continuing operations                      777,742        (836,227)        781,956        (840,345)


Discontinued Operations:
Loss from discontinued
operations                                      --          (4,822)             --          (4,822)
                                      ------------    ------------    ------------    ------------


Net income (loss)                          777,742        (841,049)        781,956        (845,167)

Preferred stock dividends                  124,886        (624,899)        230,929             204
                                      ------------    ------------    ------------    ------------
Net income (loss) to common
stockholders                          $    652,856    $   (216,150)   $    551,027    $   (845,371)
                                      ============    ============    ============    ============

Basic income (loss) per
common share                          $       1.10    $      (2.47)   $       1.86    $      (9.66)
                                      ============    ============    ============    ============

Basic weighted common shares used          592,456          87,541         296,228          87,541
                                      ============    ============    ============    ============


Diluted income (loss) per
common share                          $       0.34    $      (2.47)   $       0.34    $      (9.66)
                                      ============    ============    ============    ============

Diluted weighted common shares used      1,901,264          87,541       1,604,084          87,541
                                      ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                  Three Months Ended              Six Months Ended
                                        June 30,                      June 30,
                              ---------------------------    ---------------------------
                                  2001                           2001
                              As Restated        2000        As Restated        2000
                              ------------   ------------    ------------   ------------
Net income (loss)             $    777,742   $   (841,049)   $    781,956   $   (845,167)

Other comprehensive income,
net of tax:
  Foreign currency
   translation adjustments             445             --          37,203             --
                              ------------   ------------    ------------   ------------

Comprehensive income (loss)   $    778,187   $   (841,049)   $    819,159   $   (845,167)
                              ============   ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                       Six Months Ended June 30,
                                                       --------------------------
                                                          2001
                                                       As Restated        2000
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                      $   781,956    $  (845,167)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

   Depreciation and amortization                             4,620        261,871
   Impairment of fixed assets                               35,448             --
   Loss on disposal of fixed asset                              --         78,565
   Common stock issued for services and
     interest/penalties                                     10,240          2,393

 Changes in operating assets and liabilities:
   Accounts receivable                                    (822,048)      (207,732)
   Inventories                                            (306,737)       258,834
   Prepaid expenses and other current assets              (366,635)        (9,678)
   Deposits and other assets                               (47,088)       (42,744)
   Accounts payable                                      1,449,460        287,052
   Accrued expenses(i)                                     (86,796)       381,434
   Deferred revenue                                        844,526       (527,831)
   Deferred compensation                                        --         55,964
   Other current liabilities                              (284,655)       (31,410)
                                                       -----------    -----------
    Total Adjustments                                      430,335        506,718
                                                       -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      1,212,291       (338,449)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (2,915)            --
   Proceeds from the sale of fixed assets                       --             10
   Business acquisitions, net of cash acquired                  --       (208,203)
   (Increase)decrease in restricted cash                     6,050         86,181
                                                       -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          3,135       (122,012)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from preferred stock                            50,000      1,000,000
   Proceeds from notes payable and long-term debt(i)       150,000         39,701
   Payments of notes payable and long-term debt            (33,173)      (235,493)
   Payment of capital lease obligation                     (46,590)            --
   Redemption of preferred stock                                --       (359,153)
                                                       -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  120,237        445,055
                                                       -----------    -----------

   Effect of exchange rates                                 37,203             --

NET INCREASE (DECREASE) IN CASH                          1,372,866        (15,406)

CASH, BEGINNING OF PERIOD                                  108,419        434,063
                                                       -----------    -----------

CASH, END OF PERIOD                                    $ 1,481,285    $   418,657
                                                       ===========    ===========

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

    In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three and six-month periods ended June 30, 2001 being decreased by approximately $743,000 and $925,000, respectively. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $268,000 and $333,000 for the three and six-month periods ended June 30, 2001, respectively.

    In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. There was no impact of this item to the 2001 financial statements.

    The Company had not recorded a reserve for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that the reserves for returns and refunds for prior quarters were required and should be recorded. The restatement resulted in no adjustment for the three and six month periods ended June 30, 2001.

    In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. The restatement resulted in no adjustment for the three and six month periods ended June 30, 2001.

    The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001. The restatement resulted in no adjustment for the three and six month periods ended June 30, 2001.

    The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                           Three Months Ended             Six Months Ended
                                              June 30, 2001                 June 30, 2001
                                       ---------------------------   ---------------------------
                                            As                            As
                                        Previously         As         Previously         As
                                         Reported       Restated       Reported       Restated
                                       ------------   ------------   ------------   ------------
Net sales                              $      9,824   $      9,081   $     13,010   $     12,085
Cost of sales                                 2,769          2,501          3,408          3,075
                                       ------------   ------------   ------------   ------------

Gross profit                                  7,055          6,580          9,602          9,010
Operating expenses                            5,837          5,837          8,247          8,247
                                       ------------   ------------   ------------   ------------

Operating income                              1,218            743          1,355            763
Interest expense, other income,
loss on foreign exchange and gain on
discontinued operations                          35             35             19             19
                                       ------------   ------------   ------------   ------------

Net income                                    1,253            778          1,374            782
Preferred stock dividends                       125            125            231            231
                                       ------------   ------------   ------------   ------------
Net income available to common
stockholders                           $      1,128   $        653   $      1,143   $        551
                                       ============   ============   ============   ============


Basic income per share                 $       1.90   $       1.10   $       3.86   $       1.86
                                       ============   ============   ============   ============
Basic weighted common shares used               592            592            296            296
                                       ============   ============   ============   ============

Diluted income per share               $       0.59   $       0.34   $       0.71   $       0.34
                                       ============   ============   ============   ============
Diluted weighted common shares used           1,901          1,901          1,604          1,604
                                       ============   ============   ============   ============

    Basic and Diluted Income per share:

    The adjustments in net sales and cost of sales resulted in a net decrease in net income available to stockholders of approximately $475,000 and $592,000 over the amounts previously reported for the three and six months ended June 30, 2001, respectively. Restated basic income per share decreased $0.80 and $2.00 for the three and six months ended June 30, 2001, respectively. Restated diluted income per share decreased $0.25 and $0.37 for the three and six months ended June 30, 2001, respectively.

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

    Revenue Recognition

    The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $964,000 as of June 30, 2001.

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

4.  Equity Transactions

    During the first six months of 2001, the Company received notice of conversion on 2,482,533 of Series E, F, G, and H Preferred Stock. The Company issued 10,346 shares of common stock in settlement of the shares of Preferred Stock and the accrued dividends thereon. The following table sets forth the conversions and the stock price thereof as of the date of conversion.

    Preferred stock                           Preferred          Common stock
        Series                                Stock Face          conversion
       converted         Conversion Date        Value                price
    ----------------     ---------------     -------------      ----------------
    E                         4-Jan-01            5,236                  .01005
    E                        18-Jan-01            3,898                  .0075
    E                        22-Jan-01            3,974                  .00765
    E                        23-Jan-01            5,452                  .0105
    E                        24-Jan-01            7,476                  .0144
    E                         8-Feb-01            6,990                  .0129
    E                        17-Feb-01           12,856                  .01194
    E                        25-Mar-01           23,008                  .010965
    E                        12-Mar-01            5,800                  .01125
    F                        17-Feb-01          172,118                  .02359
    F                        25-Mar-01           30,000                  .019
    G                        17-Jan-01           16,000                  .0095
    G                        27-Feb-01           13,000                  .01425
    G                        26-Feb-01           21,000                  .0114
    G                        25-Mar-01           14,400                  .0114
    G                        31-Mar-01           17,000                  .01235
    H                         5-Feb-01           19,132                  .0125
    H                        31-Mar-01           31,561                  .01000
    H                         4-Apr-01           30,000                  .0105
    H                         5-Apr-01           13,300                  .0125
    G                         5-Apr-01           33,000                  .0133
    F                         5-Apr-01           25,000                  .0133
    E                         6-Apr-01            7,846                  .0153
    F                         6-Apr-01           15,000                  .0133
    H                        11-Apr-01           52,749                  .0185
    E                        11-Apr-01          153,886                  .0336
    E                        21-Apr-01          290,982                  .038775
    H                        21-Apr-01          150,000                  .0453
    F                        21-Apr-01           60,000                  .02337
    H                         1-May-01           67,800                  .0418
    E                         7-May-01          246,949                  .055125
    F                        13-May-01           60,000                  .0665
    G                        5-June-01          229,800                  .02375
    F                        5-June-01          495,000                  .052
    F                       25-June-01          142,330                  .01463

    In April 2001, we issued an additional $50,000 of Series H Preferred Stock.

    We issued 30,000 shares of common stock in connection with the Founder's Agreement in April 2001, in the start-up phase of Lexxus International. In connection with this agreement, we will issue up to an additional 70,000 shares of common stock to the founding partners of Lexxus International, Inc.

    In February 2001 we borrowed $50,000 from an individual. The loan bears interest at 12% interest per annum and was due in April. We have received an extension on repayment until September 2001.

    The Company increased the number of authorized shares to 5,000,000 common stock, par value $.001, in January 2001 by a majority vote of the Board of Directors in order to meet its obligations with respect to convertible securities.

    We issued 5,000 shares of common stock to certain management employees of our subsidiaries in April 2001 and recorded $30,500 of compensation expense.

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

Overview

In February 1999, the Company acquired the assets of Kaire International, Inc. and commenced marketing and distributing a line of natural, herbal based dietary supplements and personal care products through an established network marketing system. During 1999, the Company ceased operations of Global Health Alternatives ("GHA") and in March 2001 filed for Chapter 7 Bankruptcy protection in the U.S. Federal Court, North Dallas. In January 2001, we launched Lexxus International, Inc., a majority-owned subsidiary and commenced marketing and distributing a line of women's topical creme that assists in sexual stimulation.

Results of Operations - Six Months Ended June 30, 2001 Compared To the Six Months Ended June 30, 2000.

As discussed in Note 2 to the consolidated financial statements, we have amended and restated our results for the three and six month periods ended June 30, 2001. All of the following analyses apply the basis of the restated amounts.

Net Sales. Net sales were approximately $12,085,000 and $4,955,000 for the six months ended June 30, 2001 and June 30, 2000 respectively; an increase of $7,130,000. Sales for eKaire.com and Kaire Nutraceuticals declined approximately $2,461,000 that was offset by sales of Lexxus International of approximately $9,591,000 that was partially reduced by the deferral of revenue related to the administrative enrollment fee of distributors.

Cost of Sales. Cost of sales for the six months ended June 30, 2001 was approximately $3,075,000 or 25.4% of net sales. Cost of goods sold for the six months ended June 30, 2000 was approximately $1,146,000 or 23.1% of net sales. The total cost of sales increased by approximately $1,929,000 due to increased costs associated with the packaging of the Lexxus product line slightly offset by the deferral of the cost of sales related to the direct cost of the administrative enrollment fee of the distributors.

Gross Profit. Gross profit increased from approximately $3,809,000 in the six months ended June 30, 2000 to approximately $9,010,000 in the six months ended June 30, 2001. The increase was approximately $5,201,000. The increase was attributable to higher sales volume in our Lexxus subsidiary.

Associate Commissions. Associate commissions were approximately $6,454,000 or 53.4% of net sales in the six months ended June 30, 2001 compared to approximately $2,119,000 or 42.8% of net sales for the six months ended June 30, 2000. This increase is attributable to the Lexxus compensation plan.

Selling, General and Administrative Expenses. Selling, general and administrative costs decreased from approximately $2,560,000 or 51.7% of sales in the six months ended June 30, 2000 to approximately $1,794,000 or 14.8% of sales in the six months ended June 30, 2001, a decrease of approximately $766,000 or 29.9%. The decrease is due primarily to eKaire's reduction of expenses and Lexxus sharing overhead in its start-up phase.

Operating Income (loss). Operating income (loss) increased from a loss of approximately $870,000 in the six months ended June 30, 2000 to operating income of approximately $763,000 in the six months ended June 30, 2001.

Other Income/Expense and Interest. Other expenses and interest of approximately $18,000 or 0.4% of sales in the six months ended June 30, 2000 increased to other income and interest of approximately $19,000 or 0.2% of sales in the six months ended June 30, 2001, a change of approximately $37,000. This increase is due primarily to a decrease in interest bearing liabilities and an increase in interest bearing assets.

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

Net Income (Loss). Net income was approximately $782,000 in the six months ended June 30, 2001 or 6.5% of net sales as compared to a loss of approximately $845,000 or 17.0% of net sales in the six months ended June 30, 2000.

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

In August 1998, we issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $210,500. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In September 1999, $610,000 of face amount of Series E Preferred Stock was converted into 6,031 shares of common stock. During the first six months of 2001, $774,343 of face amount Series E Preferred Stock was converted into 284,561 shares of common stock.

In March and April 1999, we issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In the first six months of 2001, $364,542 of face amount of Series H Preferred Stock were converted into 144,037 shares of the Company's common stock. In April 2001, we issued an additional $50,000 of Series H Preferred Stock.

During the six months ended June 30, 2001 we converted $999,448 shares of Series F Preferred stock into 408,939 shares of the Company's common stock.

During the six months ended June 30, 2001 we converted $344,200 shares of Series G Preferred stock into 157,321 shares of the Company's common stock. These transactions fully retired the Series G Preferred Stock.

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

At June 30, 2001, our ratio of current assets to current liabilities was 0.44 to
1.0 and we had a working capital deficit of approximately $4,145,000.

Cash provided by operations for the six months ended June 30, 2001 was approximately $1,212,000 primarily related to operating profits. Cash provided by investing activities during the period was approximately $3,000. Cash provided by financing activities during the period was approximately $120,000, primarily from a private borrowing of approximately $150,000 and proceeds from preferred stock of $50,000 partially offset by the repayment of certain notes payable of approximately $33,000 and payment of lease obligations of $47,000. Total cash increased by approximately $1,373,000 during the period.

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

During the quarter ended September 30, 2003, the Company identified certain matters that resulted in the restatement of the Company's financial statements for the three and six month periods ended June 30, 2001, as set forth in Note 2 to the Consolidated Financial Statements.

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

ITEM 2.  Changes in Securities and Use of Proceeds

The Company received 26 notices of conversion on its Series E Preferred Stock during the six months ended June 30, 2001 and redeemed $774,343, face value in exchange for 284,561 shares of the Company's common stock.

The Company received 16 notices of conversion on its Series F Preferred Stock during the six months ended June 30, 2001 and redeemed $999,448, face value in exchange for 408,940 shares of its common stock.

The Company received 14 notices of conversion on its Series G Preferred Stock during the six months ended June 30, 2001 and redeemed $344,200, face value in exchange for 157,322 shares of its common stock.

The Company received 7 notices of conversion on its Series H Preferred Stock during the six months ended June 30, 2001 and redeemed $136,771, face value in exchange for 100,676 shares of its common stock. In addition, we issued 200,000 shares of common stock as consideration for the $50,000 of face value Series H Preferred Stock issued in April 2001.

We issued 30,000 shares of common stock in connection with the Founder's Agreement in April 2001, in the start-up phase of Lexxus International. In connection with this agreement, we will issue up to an additional 70,000 shares of common stock to the founding partners of Lexxus International, Inc.

In February 2001 we issued 2,000 shares of common stock to an individual for lending us $50,000. (See Liquidity and Capital Resources).

We issued 5,000 shares of common stock to certain management employees in April 2001.

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

              Not applicable.

         (b)  Reports on Form 8-K

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