Form 10QSB/A
period 2001-09-30
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

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

                 Yes [X]                                No [ ]

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of October 29, 2001 was 2,128,477 shares.

                           NATURAL HEALTH TRENDS CORP.

                                  FORM 10-QSB/A

                      For Quarter Ended September 30, 2001

Explanatory Note:
-----------------
The purpose of this amendment is to amend Part I Item 2 - Management's Discussion and Analysis and Part I, Item 1 -Financial Statements for the restatements identified in note 2 to the consolidated financial statements and to give effect to the 1 for 100 reverse stock split in March 2003. All other items remain unchanged from the original filing.

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

                           NATURAL HEALTH TRENDS CORP.

                                  FORM 10-QSB/A

                      For Quarter Ended September 30, 2001

                                      INDEX


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheet as of September 30, 2001                1

           Consolidated Statements of Operations
           for the three and nine months ended September 30, 2001 and 2000    2

           Consolidated Statements of Comprehensive Income
           for the three and nine months ended September 30, 2001 and 2000    3

           Consolidated Statements of Cash Flows
           for the three and nine months ended September 30, 2001 and 2000    4

           Notes to Consolidated Financial Statements                         5

  Item 2.  Management's Discussion and Analysis or Plan of
           Operations                                                         8

  Item 3.  Controls and Procedures                                           12

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 12

  Item 2.  Changes in Securities and Use of Proceeds                         12

  Item 3.  Defaults Upon Senior Securities                                   12

  Item 4.  Submission of Matters to a Vote of Security Holders               12

  Item 5.  Other Information                                                 12

  Item 6.  Exhibits and Reports on Form 8-K                                  12

Signature                                                                    13

Certifications                                                               14

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                   September 30,
                                                                       2001
                                                                   As Restated
                                                                   ------------

                                     ASSETS
Current Assets:
       Cash                                                        $  1,666,257
       Account receivables                                              166,174
       Restricted cash                                                   80,752
       Inventory                                                        860,231
       Prepaid expenses and other current assets                        671,884
                                                                   ------------
                Total Current Assets                                  3,445,298

       Property and equipment, net                                      155,128
       Goodwill                                                         524,000
       Deposits and other assets                                         84,068
                                                                   ------------

       Total Assets                                                $  4,208,494
                                                                   ============



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
       Accounts payable                                            $  4,653,883
       Accrued expenses                                                 242,265
       Accrued associate commissions                                    217,640
       Notes payable                                                    395,875
       Current portion of long-term debt                                138,776
       Deferred revenue                                               1,458,471
       Other current liabilities                                         83,870
                                                                   ------------
                Total Current Liabilities                             7,190,780
                                                                   ------------

       Long-term debt                                                   378,988
                                                                   ------------
                Total Liabilities                                     7,569,768
                                                                   ------------

Stockholders' Deficit:
       Preferred stock                                                2,276,258
       Common stock                                                       2,123
       Additional paid in capital                                    29,256,250
       Accumulated deficit                                          (34,310,026)
       Deferred compensation                                           (565,417)
       Accumulated other comprehensive income                           (20,462)
                                                                   ------------
                Total Stockholders' Deficit                          (3,361,274)
                                                                   ------------

       Total Liabilities and Stockholders' Deficit                 $  4,208,494
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                        Three Months Ended               Nine Months Ended
                                           September 30,                   September 30,
                                    ---------------------------    ----------------------------
                                        2001                           2001
                                    As Restated        2000        As Restated         2000
                                    ------------   ------------    ------------    ------------
Net sales                           $  7,028,882   $  1,544,067    $ 19,114,349    $  6,498,739
Cost of sales                          1,275,035        527,814       4,350,485       1,673,865
                                    ------------   ------------    ------------    ------------


Gross profit                           5,753,847      1,016,253      14,763,864       4,824,874

Associate commissions                  2,879,856        682,511       9,333,493       2,801,729
Selling, general and
administrative expenses                2,496,411      1,076,072       4,290,066       3,635,712
                                    ------------   ------------    ------------    ------------


Operating income (loss)                  377,580       (742,330)      1,140,305      (1,612,567)


Minority interest in subsidiary               --         16,199              --          80,736
Gain (loss) on foreign currency              231             --             (13)          7,427
Other income, net                         20,137         23,872          55,146              --
Interest (expense) income, net             4,088        (41,287)        (11,446)        (59,487)
                                    ------------   ------------    ------------    ------------
Net income (loss) from
continuing operations                    402,036       (743,546)      1,183,992      (1,583,891)


Discontinued Operations:
Loss from discontinued
operations                                    --        (15,000)             --         (19,822)
                                    ------------   ------------    ------------    ------------


Net income (loss)                        402,036       (758,546)      1,183,992      (1,603,713)

Preferred stock dividends                 50,875        296,364         281,804         296,568
                                    ------------   ------------    ------------    ------------

Net income (loss) to common
stockholders                        $    351,161   $ (1,054,910)   $    902,188    $ (1,900,281)
                                    ============   ============    ============    ============

Basic income (loss) per
common share                        $       0.19   $     (12.27)   $       0.84    $     (23.19)
                                    ============   ============    ============    ============

Basic weighted common shares used      1,867,081         85,966       1,073,852          81,937
                                    ============   ============    ============    ============


Diluted income (loss) per
common share                        $       0.10   $     (12.27)   $       0.54    $     (23.19)
                                    ============   ============    ============    ============

Diluted weighted common shares
used                                   3,538,772         85,966       1,671,338          81,937
                                    ============   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                  Three Months Ended             Nine Months Ended
                                     September 30,                 September 30,
                              --------------------------    -------------------------
                                 2001                          2001
                              As Restated        2002       As Restated      2000
                              -----------    -----------    -----------   -----------
Net income (loss)             $   402,036    $  (758,546)   $ 1,183,992   $(1,603,713)

Other comprehensive income,
net of tax:
  Foreign currency
   translation adjustments        (20,462)            --         16,741            --
                              -----------    -----------    -----------   -----------

Comprehensive income (loss)   $   381,574    $  (758,546)   $ 1,200,733   $(1,603,713)
                              ===========    ===========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2001
                                                     As Restated        2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                    $ 1,183,992    $(1,603,713)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

   Depreciation and amortization                           7,259        375,505
   Impairment of fixed assets                             35,448             --
   Loss on disposal of fixed asset                            --        114,868
   Common stock issued for services and
   interest/penalties                                  1,333,861           (485)

Changes in operating assets and liabilities:
   Accounts receivable                                  (114,406)       103,058
   Inventories                                          (663,162)       244,699
   Prepaid expenses and other current assets            (654,292)       (27,136)
   Deposits and other assets                            (521,029)       (84,199)
   Accounts payable                                    1,607,115        488,380
   Accrued expenses(i)                                (1,201,555)       277,933
   Deferred revenue                                    1,339,058       (500,242)
   Other current liabilities                            (200,785)        (2,189)
                                                     -----------    -----------
     Total Adjustments                                   967,512        990,192
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    2,151,504       (613,521)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (141,709)          (538)
 Business acquisitions, net of cash acquired                  --       (253,326)
 (Increase)Decrease in Restricted Cash                    (7,918)        93,152
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                   (149,627)      (160,712)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from preferred stock                            50,000      1,000,000
 Proceeds from notes payable and long-term debt(i)       150,000        389,701
 Payments of capital lease obligation                    (46,590)            --
 Payments of notes payable and long-term debt            (48,773)      (194,351)
 Change in deferred compensation                        (565,417)
 Redemption of preferred stock                                --       (359,153)
                                                     -----------    -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (460,780)       836,197
                                                     -----------    -----------

  Effect of exchange rate                                 16,741             --

NET INCREASE IN CASH                                   1,557,838         61,964

CASH, BEGINNING OF PERIOD                                108,419        434,063
                                                     -----------    -----------

CASH, END OF PERIOD                                  $ 1,666,257    $   496,027
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

    In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2001 being decreased by approximately $520,000 and $1,445,000, respectively. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $187,000 and $520,000 for the three and nine-month periods ended September 30, 2001, respectively.

    In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. There was no impact of this item to the 2001 financial statements.

    The Company had not recorded reserves for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that the reserves for returns and refunds for prior quarters were required and should be recorded. The restatement resulted in no adjustment in the three and nine month periods ended September 30, 2001.

    In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. The restatement resulted in no adjustment in the three and nine month periods ended September 30, 2001.

    The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001. The restatement resulted in no adjustment in the three and nine month periods ended September 30, 2001.

    The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                           Three Months Ended            Nine Months Ended
                                           September 30, 2001            September 30, 2001
                                       ---------------------------   ---------------------------
                                            As                            As
                                        Previously         As         Previously         As
                                         Reported       Restated       Reported       Restated
                                       ------------   ------------   ------------   ------------
Net sales                              $      7,549   $      7,029   $     20,559   $     19,114
Cost of sales                                 1,462          1,275          4,870          4,350
                                       ------------   ------------   ------------   ------------

Gross profit                                  6,087          5,754         15,689         14,764
Operating expenses                            5,376          5,376         13,624         13,624
                                       ------------   ------------   ------------   ------------

Operating income                                711            378          2,065          1,140
Interest expense, other income,
loss on foreign exchange and gain on
discontinued operations                          24             24             44             44
                                       ------------   ------------   ------------   ------------

Net income                                      735            402          2,109          1,184
Preferred stock dividends                        51             51            282            282
                                       ------------   ------------   ------------   ------------
Net income available to common
stockholders                           $        684   $        351   $      1,827   $        902
                                       ============   ============   ============   ============


Basic income per share                 $       0.37   $       0.19   $       1.70   $       0.84
                                       ============   ============   ============   ============
Basic weighted common share used              1,867          1,867          1,074          1,074
                                       ============   ============   ============   ============

Diluted income per share               $       0.19   $       0.10   $       1.09   $       0.54
                                       ============   ============   ============   ============
Diluted weighed commons shares used           3,539          3,539          1,671          1,671
                                       ============   ============   ============   ============

    Basic and Diluted Income per share:

    The adjustments in net sales and cost of sales resulted in a net decrease in net income available to stockholders of approximately $333,000 and $925,000 over the amounts previously reported for the three and nine months ended September 30, 2001, respectively. Restated basic and diluted income per share decreased $0.18 and $0.09, respectively, for the three months ended September 30, 2001. Restated basic and diluted income per share decreased $0.86 and $0.55, respectively, for the nine months ended September 30, 2001.

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

    Revenue Recognition

    The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $1,458,000 as of September 30, 2001.

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

4.  Equity Transactions

    During the first nine months of 2001, the Company received notice of conversion on $3,526,152 of Series E, F, G, H and J Preferred Stock. The Company issued 1,427,741 shares of common stock in settlement of the shares of Preferred Stock and the accrued dividends thereon.

    In April 2001, the Company issued an additional $50,000 of Series H Preferred Stock. The Company recorded a beneficial conversion feature of $16,667.

    In February 2001 we borrowed $50,000 from an individual. The loan bears interest at 12% interest per annum and was due in April. We have received an extension on repayment until September 2001.

    The Company issued 30,000 shares of common stock in connection with the Founder's Agreement in April 2001, in the start-up phase of Lexxus International, Inc. In connection with this agreement, the Company issued an additional 70,000 shares of common stock to the founding partners of Lexxus International, Inc. during July 2001. The Company has recorded an intangible asset of approximately $500,000 in connection with the acquisition.

    The Company increased the number of authorized shares to 500,000,000 common stock, par $.001, in January 2001 by a majority vote of the Board of Directors in order to meet its obligations with respect to convertible securities.

    The Company issued 5,000 shares of common stock to certain management employees in April 2001 and recorded $30,500 of compensation expense.

    The Company issued 2,000 shares of common stock to a consulting firm in August 2001 and recorded $11,800 of consulting expense.

    In August 2001, the Company issued 200,000 shares of common stock to two consulting firms as part of a long-term consulting agreement. This issuance was recorded as deferred compensation and will be amortized over the life of the agreements.

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

Results of Operations - Nine Months Ended September 30, 2001 Compared To the Nine Months Ended September 30, 2000.

As discussed in Note 2 to the consolidated financial statements, we have amended and restated our results for the three and nine months ended September 30, 2001. All of the following analyses apply the basis of the restated amounts.

Net Sales. Net sales were approximately $19,114,000 and $6,499,000 for the nine months ended September 30, 2001 and September 30, 2000 respectively; an increase of $12,615,000. The increase in sales is attributable to the introduction of the subsidiary, Lexxus International, Inc. which had sales of approximately $15,755,000 for the nine months. This increase was partially offset by a reduction in sales by eKaire.com and reduced by the deferral of revenue related to the administrative enrollment fee of distributors.

Cost of Sales. Cost of sales for the nine months ended September 30, 2001 was approximately $4,350,000 or 23% of net sales. Cost of sales for the nine months ended September 30, 2000 was approximately $1,674,000 or 26% of net sales. The total Cost of sales increased due to increased sales volume year over year and the costs associated with the packaging of the Lexxus product line and by the deferral of the cost of sales related to the direct cost of the administrative enrollment fee of the distributors.

Gross Profit. Gross profit increased from approximately $4,825,000 in the nine months ended September 30, 2000 to approximately $14,764,000 in the nine months ended September 30, 2001. The increase of approximately $9,939,000 was attributable to higher sales volumes by Lexxus partially offset by the deferral of both revenue and cost of sales related to the administrative enrollment fee of distributors.

Associate Commissions. Associate commissions were approximately $9,333,000 or 49% of net sales in the nine months ended September 30, 2001 compared to approximately $2,802,000 or 43% of net sales for the nine months ended September 30, 2000. This increase is attributable to the higher payout percentage associated with the Lexxus compensation plan.

Selling, General and Administrative Expenses. Selling, general and administrative costs as a percentage of net sales decreased from approximately $3,636,000 or 56% of sales in the nine months ended September 30, 2000 to approximately $4,290,000 or 22% of sales in the nine months ended September 30, 2001. These costs as a percentage of net sales decreased primarily due to eKaire.com's reduction of expenses and Lexxus sharing overhead in its start-up phase.

Operating Income (loss). Operating income (loss) increased from a loss of approximately $1,613,000 in the nine months ended September 30, 2000 to operating income of approximately $1,140,000 in the nine months ended September 30, 2001.

Other Income (expenses) and Interest. Other expense and interest of approximately $59,000 in the nine months ended September 30, 2000 increased to other income and interest of approximately $44,000 in the nine months ended September 30, 2001, a change of approximately $103,000. This increase is due primarily to a decrease in interest- bearing liabilities and an increase in interest-bearing assets.

Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits were not recognized in the nine months ended September 30, 2001 or the nine months ended September 30, 2000 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing the Company's loss carry forward as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

Net Income (Loss). Net income was approximately $1,184,000 in the nine months ended September 30, 2001 as compared to a loss of approximately $1,604,000 in the nine months ended September 30, 2000.

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

In August 1998, the Company issued $1,650,000 face amount of Series E Preferred Stock, net of expenses of $210,500. The Series E Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In September 1999, $610,000, face amount of Series E Preferred Stock was converted into 6,031 shares of common stock. During the first nine months of 2001, $946,768, face amount of Series E Preferred Stock was converted into 355,230 shares of common stock.

During the nine months ended September 30, 2001 the Company converted $1,414,448, face amount of Series F Preferred stock into 515,592 shares of the Company's common stock.

During the nine months ended September 30, 2001 the Company converted $344,200, face amount of Series G Preferred stock into 157,322 shares of the Company's common stock. These transactions fully retired the Series G Preferred Stock.

In March and April 1999, the Company issued $1,400,000 of Series H Preferred Stock. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of common stock at the lower of the closing bid price on the date of issue or 75% of the market value of the common stock. In the first nine months of 2001, $614,542, face amount of Series H Preferred Stock were converted into 276,994 shares of the Company's common stock. In April 2001, the Company issued an additional $50,000 of Series H Preferred Stock.

In March 2000, the Company sold 1,000 shares of Series J Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $1,000,000. The preferred stock pays a dividend at the rate of 10% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of the Company's common stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the common stock for the lowest three trading days during the twenty day period immediately preceding the date on which the Company receives notice of conversion from a holder. In connection with the offering of the Series J Preferred Stock, the Company issued warrants to purchase 1,419 shares of common stock at an exercise price of $1.41 per share. In the first nine months of 2001, $206,194, face amount of Series J Preferred Stock were converted into 122,604 shares of the Company's common stock.

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

At September 30, 2001, the ratio of current assets to current liabilities was
0.48 to 1.0 and the Company had a working capital deficit of approximately $3,745,000.

Cash provided by operations for the nine months ended September 30, 2001 was approximately $2,152,000 primarily related to operating profits. Cash used in investing activities during the period was approximately $150,000, which primarily relates to capital expenditures associated with the formation of Lexxus. Cash used in financing activities during the period was approximately $461,000, primarily from the repayment of certain notes payable and a deferred compensation arrangement partially offset by borrowings of approximately $150,000. Total cash increased by approximately $1,558,000 during the period.

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

During the quarter ended September 30, 2003, the Company identified certain matters that resulted in the restatement of the Company's financial statements for the three months ended September 30, 2001, as set forth in Note 2 to the Consolidated Financial Statements.

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

         Not applicable.

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