Form 10KSB/A
period 2001-12-31
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-011228

                           NATURAL HEALTH TRENDS CORP.
                 (Name of Small Business Issuer in Its Charter)

                 Florida                                      59-2705336
     (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

   12901 Hutton Drive, Dallas, Texas                             75234
(Address of principal executive office)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:        (972) 241-4080
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $22,989,943.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of April 1, 2002 was approximately $7,237,000 based upon a closing price of $2.49 per share).

         The number of shares of the Common Stock of the issuer outstanding as of April 1, 2002 was 2,906,335.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         None.

                           Natural Health Trends Corp.
                                  Form 10-KSB/A
                                (Amendment No. 1)
                               2001 Annual Report

Explanatory Note:
-----------------
The purpose of this amendment is to amend Part II Item 6 - Management's Discussion and Analysis and Part II, Item 7 -Financial Statements for the restatements identified in note 2 to the consolidated financial statements and to give effect to the 1 for 100 reverse stock split in March 2003. All other items remain unchanged from the original filing.

During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

         (i) revenue recognition with respect to administrative enrollment fees;
         (ii)     revenue cut-off between 2002 and 2003;
         (iii)    reserves established for product returns and refunds;
         (iv) the gain recorded in connection with the sale of a subsidiary in 2001;
         (v)      income tax provisions; and
         (vi)     stock option based compensation.

Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as the Form 10-KSB for the years ended December 31, 2001 and 2002.

PART II
-------

ITEM  6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
AND RESULTS OF OPERATIONS.
-------------------------

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

     NHTC's common stock, par value $0.001 per share (the "Common Stock") is listed on the OTCBB. In March 2003, we effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC". The effect of the reverse is reflected throughout this document.

Restatement of Previously Issued Financial Statements

During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

     (i)   revenue recognition with respect to administrative enrollment fees;
     (ii)  revenue cut-off between 2002 and 2003;
     (iii) reserves established for product returns and refunds;
     (iv) the gain recorded in connection with the sale of a subsidiary in 2001;
     (v)   income tax provisions; and
     (vi)  stock option based compensation.

Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as the Form 10-KSB for the years ended December 31, 2001 and 2002.

In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the year ended December 31, 2001 being decreased by approximately $1,155,000. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $416,000 for the year ended December 31, 2001.

In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. There was no impact of this item to the 2001 financial statements.

The Company had not recorded reserves for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that a reserve for returns and refunds for prior quarters was required and should be recorded. The restatement resulted in net sales for the year ended December 31, 2001 being decreased by approximately $650,000 with corresponding adjustments to cost of sales for the estimated cost of products returned.

In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. For the year ended December 31, 2001, the Company is now recognizing approximately $710,000 of gain as Discontinued Operations and is reducing its Other Income by approximately $710,000.

The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001 and that an estimated tax provision in the amount of $210,000 was necessary for the year ended December 31, 2001.

The Company has determined that the stock options (the "Options") granted in January 2001 and October 2002 to senior executive officers of the Company should be accounted for as variable stock options due to the provision in the stock option plan that allowed the holder to exercise the stock option in an immaculate cashless fashion. The cashless exercise feature allows option holders to use the "in the money" value of the options (or the spread between the exercise price and the fair market price of the underlying shares as of the exercise date) as payment for all, or a portion, of the exercise price of an option. The Options were amended in November 2002 to require the option holder to obtain Company approval before the Option holder could use the cashless exercise feature. Subsequent to the modification, fixed option accounting will be applied to the options. Under variable accounting, changes in the intrinsic value of the stock option result in recording a charge or credit to stock based compensation expense. For the year ended December 31, 2001, the restatement resulted in $120,000 being charged to stock option based compensation expense.

The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                             Year Ended
                                                         December 31, 2001
                                                    ---------------------------
                                                         As
                                                     Previously         As
                                                      Reported       Restated
                                                    ------------   ------------
Net sales                                           $     24,794   $     22,989
Cost of sales                                              5,876          5,298
                                                    ------------   ------------

Gross profit                                              18,918         17,691
Operating expenses                                        17,636         17,756
                                                    ------------   ------------

Income from operations                                     1,282            (65)
Other income (expense)                                       741             31
                                                    ------------   ------------

Income (loss) from continuing operations
before taxes                                               2,023            (34)
     Income tax expense                                       --            210
                                                    ------------   ------------
Income (loss) before discontinued operations               2,023           (244)
                                                    ------------   ------------
     Gain on discontinued operations, net                     --            710
                                                    ------------   ------------
Net income (loss)                                          2,023            466
     Preferred stock dividends                             1,089          1,089
                                                    ------------   ------------
Net income (loss) available to common
stockholders                                        $        934   $       (623)
                                                    ============   ============
Basic income (loss) per share:

     Continuing operations                          $       0.70   $      (0.98)

     Discontinued operations                                  --           0.52
                                                    ------------   ------------
     Net income (loss)                              $       0.70   $      (0.46)
                                                    ============   ============
Basic weighted common shares used                          1,342          1,342

Diluted income per share:
     Continuing operations                          $       0.39   $      (0.98)
     Discontinued operations                                  --           0.52
                                                    ------------   ------------
     Net income (loss)                              $       0.39   $      (0.46)
                                                    ============   ============
Diluted weighed common shares used                         2,393          1,342
                                                    ============   ============

     The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in income before discontinued operations of approximately $2,267,000 from the amounts previously reported for the year ended December 31, 2001. Net income available to stockholders decreased by approximately $1,557,000 from the amounts previously reported. Restated basic and diluted income per share from continuing operations decreased by $1.68 and $1.37, respectively, from the amounts previously reported for the year ended December 31, 2001. Net income for basic and diluted income per share decreased by $1.16 and $0.85, respectively, from the amounts previously reported for the year ended December 31, 2001.

Results of Operations

As discussed in Note 2 to the consolidation financial statements, we have amended and restated our results for the year ended December 31, 2001. All of the following analyses apply the basis of the restated amounts.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues

     Revenues for the year ended December 31, 2001 were approximately $22,989,000 as compared to revenues for the year ended December 31, 2000 of approximately $8,320,000, an increase of approximately $14,669,000 or approximately 176%. The increased sales for the year ended December 31, 2001 were primarily from the sale of Lexxus products with eKaire showing a slight rise in sales from the year ended December 31, 2000.

Cost of Sales

     Cost of sales for the year ended December 31, 2001 was approximately $5,298,000 or 23% of revenues. Cost of sales for the year ended December 31, 2000 was $2,410,000 or 29% of revenues. The total cost of sales increased by approximately $2,888,000 or 120% most of which was attributable to Lexxus product mix and sales volume compared to 2000 sales of only eKaire products. The decrease in the cost of sales as a percentage of revenues is attributable to lower manufactured cost of Lexxus products in conjunction with the higher sales volume of Lexxus products than eKaire.

Gross Profit

     Gross profit increased from approximately $5,910,000 in the year ended December 31, 2000 to approximately $17,691,000 in the year ended December 31, 2001. The increase was approximately $11,781,000. The increase was attributable to the increase in gross sales by both Lexxus and eKaire.

Commissions

     Associate commissions were approximately $12,449,000 or 54% of revenues in the year ended December 31, 2001 compared with approximately $3,682,000 or 44% of revenues for the year ended December 31, 2000. The increase of commission expense is directly related to the increase in gross sales and the terms of the compensation plans.

Selling, General and Administrative Expenses

     Selling, general and administrative costs decreased from approximately $5,777,000 or 69% of revenues in the year ended December 31, 2000 to approximately $5,187,000 or 23% of revenues in the year ended December 31, 2001, a decrease of approximately $590,000 or 10% which is attributable to the downsizing of eKaire operations and shared overhead costs between Lexxus and eKaire.

Stock Option Based Compensation

     Stock option based compensation increased by $120,000 for the year ended December 31, 2001 due to the expense recorded resulting from variable accounting triggered by a "cashless exercise" feature of certain stock options granted during 2001.

Interest Expense

     Interest expense was approximately $260,000 or 3% of revenues in the year ended December 31, 2000 compared with approximately $157,000 or 1% of revenues in the year ended December 31, 2001, a decrease of approximately $103,000 due to the beneficial conversion feature of certain debt instruments.

Income Taxes

    Income taxes were approximately $210,000 for the year ended December 31, 2001 compared with zero for the year ended December 31, 2000. The increase was attributable to net income before taxes and taxable income of an unconsolidated US subsidiary not offset by the net operating loss of NHTC. The anticipated benefits for the year ended December 31, 2000 of utilizing net operating losses against future profits was not recognized under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A valuation allowance equal to the net deferred tax asset has been recorded as management has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

Income (Loss) from Continuing Operations

     Net loss from continuing operations was approximately $244,000 in the year ended December 31, 2001 as compared to the net loss from continuing operations of approximately $12,802,000 in the year ended December 31, 2000.

Discontinued Operations

     During the year ended December 31, 2001, NHTC realized a gain of approximately $710,000 on the various debt and payables related to the sale and discontinued operations of Kaire Nutraceuticals, Inc. During the year ended December 31, 2000, NHTC realized a gain of approximately $2,148,000 on the various debt and payables of GHA due to the filing of a Chapter 7 bankruptcy and discontinued operations in early 2001. NHTC discontinued the operations of its wholly owned subsidiary in the United Kingdom in February 2000 and recognized a loss of $15,000 on the liquidation of this asset for the year ended December 31, 2000.

Net Income

     Net income was approximately $466,000 in the year ended December 31, 2001 or approximately 2% of revenues as compared to net loss of approximately $10.7 million in the year ended December 31, 2000.

Liquidity and Capital Resources

     NHTC has funded the working capital and capital expenditure requirements primarily from cash provided through sales of products, borrowings from institutions and individuals, and from the sale of securities in private placements.

     In March 2000, NHTC sold 1,000 shares of Series J Preferred Stock, par value $1,000 per share, (the "Series J Preferred Stock") realizing net proceeds of $1,000,000. Series J Preferred Stock pays a dividend at the rate of 10% per annum. Series J Preferred Stock and the accrued dividends thereon are convertible into shares of Common Stock at a conversion price equal to the lower of the closing bid price on the conversion date or 70% of the average closing bid price of the Common Stock for the lowest three trading days during the twenty day period immediately preceding the date on which NHTC receives notice of conversion from a holder thereof. In connection with the offering of the Series J Preferred Stock, NHTC issued warrants to purchase 141,907 shares of Common Stock at an exercise price of $1.41 per share. During 2001, $206,194, face amount of Series J Preferred Stock was converted into 122,604 shares of Common Stock.

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

     In May 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock pays dividends of 10% per annum and is convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date

     At December 31, 2001, the ratio of current assets to current liabilities was 0.32 to 1.0 and NHTC had a working capital deficit of approximately $4,858,000.

     Cash provided by operations for the period ended December 31, 2001 was approximately $221,000. Cash used by investing activities during the period was approximately $303,000, which primarily relates to the acquisition of fixed assets of $142,000, purchase of website of $133,000 and an increase in restricted cash of $28,000. Cash provided by financing activities during the period was approximately $262,000. Total cash increased by approximately $216,000 during the period.

ITEM 7. FINANCIAL STATEMENTS
        --------------------

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

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


The following consolidated financial statements of Natural Health Trends Corp. are included in response to Item 7:



                                                                            PAGE


Report of Independent Auditors..............................................F-2

Consolidated Balance Sheet..................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Deficit............................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

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

The consolidated financial statements for the year ended December 31, 2002 have been restated (see Note 2).

                                               /s/ SHERB & CO., P.C.
                                               ---------------------------------
                                               Sherb & Co., P.C.
                                               Certified Public Accountants

New York, New York
April 12, 2002 (except for note 2
which is dated as of March 24, 2004)

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                         December 31,
                                     ASSETS                                  2001
                                                                         ------------
                                                                         As Restated
                                                                         ------------
Current Assets
       Cash                                                              $    324,315
       Restricted cash                                                        100,809
       Account receivables                                                    119,817
       Inventories                                                          1,087,261
       Prepaid expenses and other current assets                              663,024
                                                                         ------------
                Total Current Assets                                        2,295,226

       Property and Equipment, net                                            147,919
       Goodwill                                                               207,765
       Website                                                                 99,750
       Deposits and other assets                                              324,685
                                                                         ------------

                Total Assets                                             $  3,075,345
                                                                         ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
       Accounts payable                                                  $  4,035,674
       Accrued expenses                                                       796,048
       Accrued commissions payable                                            119,852
       Notes payable                                                          558,088
       Current portion of long term debt                                      171,070
       Income tax payable                                                     210,000
       Deferred revenue                                                     1,155,093
       Other current liabilities                                              107,223
                                                                         ------------
                   Total Current Liabilities                                7,153,048

       Long term notes payable                                                292,313
                                                                         ------------
                Total Liabilities                                           7,445,361
                                                                         ------------

Stockholders' Deficit:
       Preferred stock ($1,000 par value; authorized 1,500,000 shares;
       Issued and outstanding 2,324 shares)                                 2,324,298
       Common stock ($.001 par value; authorized 500,000,000 shares;
       issued and outstanding 2,209,379 shares)                                 2,209
       Additional paid in capital                                          29,557,552
       Accumulated deficit                                                (35,835,584)
       Deferred compensation                                                 (416,250)
       Accumulated other comprehensive income                                  (2,241)
                                                                         ------------
                Total Stockholders' Deficit                                (4,370,016)
                                                                         ------------

       Total Liabilities and Stockholders' Deficit                       $  3,075,345
                                                                         ============

                 See Notes to Consolidated Financial Statements

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended December 31,
                                                        ----------------------------
                                                            2001            2000
                                                        ------------    ------------
                                                        As Restated
Revenues                                                $ 22,988,943    $  8,320,105
Cost of sales                                              5,297,637       2,410,096
                                                        ------------    ------------

Gross Profit                                              17,691,306       5,910,009

Associate commissions                                     12,449,357       3,681,646
Write-down of patents and goodwill                                --       9,002,582
Selling, general and administrative expenses               5,186,633       5,777,474
Stock option based compensation                              120,000              --
                                                        ------------    ------------

Income (loss) from operations                                (64,684)    (12,551,693)

Minority interest of subsidiary                              105,686              --
Gain (loss) on foreign exchange                               (5,861)          9,076
Other income, net                                             87,246             478
Interest expense, net                                       (156,549)       (260,160)
                                                        ------------    ------------
Income (loss) from continuing operations before taxes        (34,162)    (12,802,299)
     Income taxes                                            210,000              --
                                                        ------------    ------------

Income (loss) before discontinued operations                (244,162)    (12,802,299)

     Gain on discontinued operations, net of taxes           710,023       2,133,000
                                                        ------------    ------------

Net income (loss)                                            465,861     (10,669,299)

     Preferred stock dividends                             1,089,231       1,277,251
                                                        ------------    ------------

Net loss available to common shareholders               $   (623,370)   $(11,946,550)
                                                        ============    ============
Basic loss per common share:
    Continuing operations                               $      (0.98)   $    (146.83)
    Discontinued operations                                     0.52           22.24
                                                        ------------    ------------
    Net loss                                            $      (0.46)   $    (124.59)
                                                        ------------    ------------

    Basic weighted common shares used                      1,342,068          95,887
                                                        ------------    ------------

Diluted loss per common share:
   Continuing operations                                $      (0.98)   $    (146.83)
    Discontinued operations                                     0.52           22.24
                                                        ------------    ------------
    Net loss                                            $      (0.46)   $    (124.59)
                                                        ------------    ------------

   Diluted weighted common shares used                     1,342,068          95,887
                                                        ------------    ------------

                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock                  Preferred Stock
                               ---------------------------   ----------------------------                    Accumulated
                                  Shares         Amount         Shares          Amount           APIC          Deficit
                               ------------   ------------   ------------    ------------    ------------    ------------
BALANCE -December 31, 1999           79,900   $         80          5,164    $  5,163,696    $ 21,451,824    $(23,165,664)
                               ------------   ------------   ------------    ------------    ------------    ------------
Issuance of Convertible
 Series J Preferred stock                --             --          1,000       1,000,000         (62,530)
Issuance of Common
 Stock warrants                          --             --             --              --         100,000        (100,000)
Conversion of Series H
 Preferred stock                      4,346              4           (359)       (359,154)        385,499         (26,349)

Conversion of Notes
 Payable to Common Stock             39,352             39                                      1,219,948
Conversion of Series E
 Preferred Stock                     29,841             30            (94)        (93,232)         93,202
Conversion of Series G
 Preferred Stock                      2,799              3             (6)         (5,800)          5,797
Issuance of Convertible
 Series H Preferred stock                --             --             50          50,000              --
Conversion of Series F
 Preferred stock                      1,383              1             (3)         (3,100)          3,099

Write down deferred
 compensation                                                                                    (555,000)
Amortize Deferred
 Compensation

Foreign currency
 translation                                                                                                           --
Preferred Stock Dividend                                                                        1,250,902      (1,250,902)

Adjust Note Payable due
 in Common Stock                                                                                 (133,333)
Net Loss                                                                                                      (10,669,299)
                               ------------   ------------   ------------    ------------    ------------    ------------

BALANCE -December 31, 2000          157,621            157          5,752       5,752,410      23,759,408     (35,212,214)
                               ------------   ------------   ------------    ------------    ------------    ------------
Conversion of Convertible
 Series E Preferred stock           355,230            355           (947)       (946,768)        946,413
Conversion of Convertible
 Series F Preferred Stock           515,592            516         (1,416)     (1,416,408)      1,415,892
Conversion of Convertible
 Series G Preferred Stock           157,322            157           (344)       (344,200)        344,043
Conversion of Convertible
 Series H Preferred Stock           276,994            277           (615)       (614,542)        614,265
Issuance of Convertible
 Series H Preferred stock                                             100         100,000
Series J                            122,604            123           (206)       (206,194)        206,071
Conversion of Note Payable
 to Common Stock                    228,870            229                                        422,784
Shares Issued for Services          212,246            212                                        521,338
Penalties                            82,900             83                                          8,207
Preferred Stock Dividends                                                                       1,089,231      (1,089,231)
Stock option based compensation                                                                   120,000              --
Deferred Compensation
Foreign currency translation                                                                                           --
Acquisition                         100,000            100                                        109,900
Net Income                                                                                                        465,861
                               ------------   ------------   ------------    ------------    ------------    ------------
BALANCE -December 31, 2001
 (restated)                       2,209,379   $      2,209          2,324    $  2,324,298    $ 29,557,552    $(35,835,584)
                               ============   ============   ============    ============    ============    ============


                                 Foreign         Deferred
                                 Currency          Comp            Total
                               ------------    ------------    ------------
BALANCE -December 31, 1999                     $   (666,000)   $  2,783,936
                               ------------    ------------    ------------
Issuance of Convertible
 Series J Preferred stock                --                         937,470
Issuance of Common
 Stock warrants                                                          --
Conversion of Series H
 Preferred stock                                                          0

Conversion of Notes
 Payable to Common Stock                                          1,219,987
Conversion of Series E
 Preferred Stock                                                         --
Conversion of Series G
 Preferred Stock                                                         --
Issuance of Convertible
 Series H Preferred stock                                            50,000
Conversion of Series F
 Preferred stock                                                         --

Write down deferred
 compensation                                       555,000
Amortize Deferred
 Compensation                                       111,000         111,000

Foreign currency
 translation                        (37,203)             --         (37,203)
Preferred Stock Dividend                                                 --

Adjust Note Payable due
 in Common Stock                                                   (133,333)
Net Loss                                                        (10,669,299)
                               ------------    ------------    ------------

BALANCE -December 31, 2000          (37,203)             --      (5,737,442)
                               ------------    ------------    ------------
Conversion of Convertible
 Series E Preferred stock                --                              --
Conversion of Convertible
 Series F Preferred Stock                                                --
Conversion of Convertible
 Series G Preferred Stock                                                --
Conversion of Convertible
 Series H Preferred Stock                                                --
Issuance of Convertible
 Series H Preferred stock                                           100,000
Series J                                                                 --
Conversion of Note Payable
 to Common Stock                                                    423,013
Shares Issued for Services                                          521,550
Penalties                                                             8,290
Preferred Stock Dividends                                                --
Stock option based compensation                                     120,000
Deferred Compensation                              (416,250)       (416,250)
Foreign currency translation         34,962                          34,962
Acquisition                                                         110,000
Net Income                                                          465,861
                               ------------    ------------    ------------
BALANCE -December 31, 2001
 (restated)                    $     (2,241)   $   (416,250)   $ (4,370,016)
                               ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                 2001            2000
                                                             ------------    ------------
                                                             As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $    465,861    $(10,669,299)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

    Loss on dissolution                                                --          15,000
    Depreciation and amortization                                 121,659         364,400
    Loss on disposal of fixed assets                                   --        (666,856)
    Impairment of fixed assets                                     35,448              --
    Write down of patents and goodwill                                 --       9,002,582
    Minority interest in subsidiary                              (105,686)             --
    Stock option based compensation                               120,000              --
Gain on discontinued operations                                  (710,023)     (2,148,478)
    Common stock issued for service/penalties/interest            529,841           6,059
    Change in deferred compensation                              (416,250)             --
Changes in assets and liabilities
    Accounts receivable                                           (68,049)        355,722
    Inventories                                                  (890,192)        863,065
    Prepaid expenses                                             (645,432)        157,117
    Deposits and other assets                                    (237,646)        (11,432)
    Accounts payable                                            1,698,929         640,189
    Accrued expenses(i)                                          (745,560)         52,731
    Accrued consulting contract                                        --         666,000
    Deferred revenue                                            1,035,680        (408,418)
   Income tax payable                                             210,000              --
    Other current liabilities                                    (177,432)          7,545
                                                             ------------    ------------
    Total Adjustments                                             244,713       8,895,226
                                                             ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               221,148      (1,774,073)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (141,707)         (7,421)
    Proceeds from the sale of fixed assets                             --          10,533
    Business acquisitions, net of cash acquired                        --         (27,587)
    Purchase of websites                                         (133,000)             --
    (Increase) decrease in restricted cash                        (27,975)         79,671
                                                             ------------    ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (302,682)         55,196
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from preferred stock                                 100,000       1,050,000
    Proceeds from notes payable and long-term debt                288,000         512,976
    Payments of capital lease obligation                          (46,590)             --
    Payments of notes payable and long-term debt(i)               (78,942)       (169,743)
                                                             ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        (262,468)      1,393,233
                                                             ------------    ------------

Effect of Exchange rates                                           34,962              --

NET INCREASE (DECREASE) IN CASH                                   215,896        (325,644)

CASH, BEGINNING OF PERIOD                                         108,419         434,063
                                                             ------------    ------------

CASH, END OF PERIOD                                          $    324,315    $    108,419
                                                             ============    ============

DISCLOSURE OF NONCASH FINANCING AND INVESTING
ACTIVITIES:
   (1) Conversion of preferred stock to common stock            3,528,112         461,286
   (2) Conversion of debentures, notes payable and
       related accrued interest to common stock                   521,550       1,219,987
   (3) Preferred stock dividends                                1,089,231       1,277,251
   (4) Common stock issued for acquisition                        110,000              --

(i) Certain accrued expenses were reclassified to notes payable and debt as of December 31, 2000.

                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 and 2000


1. ORGANIZATION

      Natural Health Trends Corp. ("NHTC") is a Florida corporation. NHTC was incorporated on December 1, 1988 as "Florida Institute of Massage Therapy, Inc." and changed its name to "Natural Health Trends Corp." on June 24, 1993.

      NHTC's common stock, par value $0.001 per share (the "Common Stock") is listed on the OTC Bulletin Board (the "OTCBB"). In March 2003, we effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC". The effect of the reverse is reflected throughout this document.

      NHTC is a holding company that operates two businesses, which distribute products that promote health, wellness and sexual vitality through the multi-level marketing ("MLM") channel. NHTC's largest operation is by Lexxus International, Inc. ("Lexxus"), a Delaware corporation and a majority-owned subsidiary of NHTC. Lexxus sells products that heighten mental and sexual arousal, particularly in women. NHTC's other business, eKaire.com, Inc. ("eKaire"), distributes nutritional supplements aimed at general health and wellness through the Internet and other channels. eKaire consists of companies operating in the U.S., in Canada as Kaire International Canada Ltd. ("Kaire Canada"), in Australia as Kaire Nutraceuticals Australia Pty. Ltd. ("Kaire Australia") and in New Zealand as Kaire Nutraceuticals New Zealand Limited ("Kaire New Zealand").

      In January 2001, NHTC entered into a joint venture with Lexxus International and formed a new majority-owned subsidiary, Lexxus International, Inc. ("Lexxus"), a Delaware corporation. The original founders of Lexxus International received an aggregate of 100,000 shares of Common Stock.

      In February 1999, NHTC acquired certain assets (the "Kaire Assets") of Kaire International, Inc., a Delaware corporation ("KII"). The assets included, but not limited to, the corporate name, all variations and any other product name, registered and unregistered trademarks, trade names, service marks, patents, logos and copyrights of KII, and independent associate lists. In exchange for the Kaire Assets, NHTC made the following issuances:

      o to 11 secured creditors of KII, $2,800,000 aggregate stated value of Series F preferred stock, par value $1,000 per share, of NHTC (the "Series F Preferred Stock")t

      o to two secured creditors of KII, $350,000 aggregate stated value of Series G preferred stock, par value $1,000 per share, of NHTC (the "Series G Preferred Stock")

      In March 2001, Global Health Alternatives, Inc., a Texas corporation and wholly-owned subsidiary of NHTC ("GHA"), and Ellon, Inc., a Texas corporation and wholly-owned subsidiary of GHA ("Ellon"), filed for Chapter 7 bankruptcy liquidation in the United States Bankruptcy Court of the Northern District of Texas. Neither GHA nor Ellon had operations during the years 2000 or 2001. Both GHA and Ellon were dissolved in June 2001.

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

      In November 2001, NHTC incorporated Lexxus International Co., Ltd., a corporation organized under the laws of the Republic of China and a majority-owned subsidiary of NHTC ("Lexxus Taiwan").

      In January 2002, NHTC incorporated MyLexxus Europe AG, a corporation organized under the laws of Switzerland and a majority-owned subsidiary of NHTC ("Lexxus Europe").

      In March 2002, NHTC incorporated Lexxus International Co., Ltd., a corporation organized under the laws of Hong Kong and a wholly owned subsidiary of NHTC ("Lexxus Hong Kong").

2. RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

      (i)   revenue recognition with respect to administrative enrollment fees;
      (ii)  revenue cut-off between 2002 and 2003;
      (iii) reserves established for product returns and refunds;
      (iv) the gain recorded in connection with the sale of a subsidiary in 2001;
      (v)   income tax provisions; and
      (vi)  stock option based compensation.

      Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as the Form 10-KSB for the years ended December 31, 2001 and 2002.

      In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the year ended December 31, 2001 being decreased by approximately $1,155,000. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $416,000 for the year ended December 31, 2001.

      In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. There was no impact of this item to the 2001 financial statements.

      The Company had not recorded reserves for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that a reserve for returns and refunds for prior quarters were required and should have been recorded. The restatement resulted in net sales for the year ended December 31, 2001 being decreased by approximately $650,000 with corresponding adjustments to cost of sales for the estimated cost of products returned.

      In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. For the year ended December 31, 2001, the Company is now recognizing approximately $710,000 of gain as Discontinued Operations and is reducing its Other Income by approximately $710,000.

      The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001 and that an estimated tax provision in the amount of $210,000 was necessary for the year ended December 31, 2001.

      The Company has determined that the stock options (the "Options") granted in January 2001 and October 2002 to senior executive officers of the Company should be accounted for as variable stock options due to the provision in the stock option plan that allowed the holder to exercise the stock option in an immaculate cashless fashion. The cashless exercise feature allows option holders to use the "in the money" value of the options (or the spread between the exercise price and the fair market price of the underlying shares as of the exercise date) as payment for all, or a portion, of the exercise price of an option. The Options were amended in November 2002 to require the option holder to obtain Company approval before the Option holder could use the cashless exercise feature. Subsequent to the modification, fixed option accounting will be applied to the options. Under variable accounting, changes in the intrinsic value of the stock option result in recording a charge or credit to stock based compensation expense. For the year ended December 31, 2001, the restatement resulted in $120,000 being charged to stock option based compensation expense.

      The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                             Year Ended
                                                         December 31, 2001
                                                    ---------------------------
                                                         As
                                                     Previously         As
                                                      Reported       Restated
                                                    ------------   ------------
Net sales                                           $     24,794   $     22,989
Cost of sales                                              5,876          5,298
                                                    ------------   ------------

Gross profit                                              18,918         17,691
Operating expenses                                        17,636         17,756
                                                    ------------   ------------

Income from operations                                     1,282            (65)
Other income (expense)                                       741             31
                                                    ------------   ------------

Income (loss) from continuing operations
before taxes                                               2,023            (34)
     Income tax expense                                       --            210
                                                    ------------   ------------
Income (loss) before discontinued operations               2,023           (244)
                                                    ------------   ------------
     Gain on discontinued operations, net                     --            710
                                                    ------------   ------------
Net income (loss)                                          2,023            466
     Preferred stock dividends                             1,089          1,089
                                                    ------------   ------------
Net income (loss) available to common
stockholders                                        $        934   $       (623)
                                                    ============   ============
Basic income (loss) per share:

     Continuing operations                          $       0.70   $      (0.98)

     Discontinued operations                                  --           0.52
                                                    ------------   ------------
     Net income (loss)                              $       0.70   $      (0.46)
                                                    ============   ============
Basic weighted common shares used                          1,342          1,342

Diluted income per share:
     Continuing operations                          $       0.39   $      (0.98)
     Discontinued operations                                  --           0.52
                                                    ------------   ------------
     Net income (loss)                              $       0.39   $      (0.46)
                                                    ============   ============
Diluted weighed common shares used                         2,393          1,342
                                                    ============   ============

      The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in income before discontinued operations of approximately $2,267,000 from the amounts previously reported for the year ended December 31, 2001. Net income available to stockholders decreased by approximately $1,557,000 from the amounts previously reported. Restated basic and diluted income per share from continuing operations decreased by $1.68 and $1.37, respectively, from the amounts previously reported for the year ended December 31, 2001. Net income for basic and diluted income per share decreased by $1.16 and $0.85, respectively, from the amounts previously reported for the year ended December 31, 2001.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      F. Earnings (Loss) Per Share-Accounting Standards No. 128, "Earnings Per Share" SFAS 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share is computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Diluted earnings per share is not being shown in the year ended December 31, 2000, due to the fact that this year has a net loss and the conversion of the preferred stock and Common Stock outstanding during that year would be anti-dilutive.

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

      H. Income Taxes-Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", NHTC accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates, which will be in effect when these differences reverse.

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

      L. Basis of Presentation - NHTC had a working capital deficiency of approximately $4,858,000 and $5,865,000 as of December 31, 2001 and 2000, respectively, and had recorded net losses of approximately $10,669,000 for the year ended December 31, 2000, that raise substantial doubt about NHTC's ability to continue as a going concern. NHTC's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

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

      P. Revenue Recognition - The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $1,155,000 as of December 31, 2001.

            The Company also estimates and records a sales return reserve for possible sales refunds based on its historical experience.

      Q. Concentration of Risk-NHTC maintains its cash accounts in several bank accounts. Accounts in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. NHTC's cash balance in some of its bank accounts generally exceeds the insured limits.

            Lexxus and eKaire sell products through network marketers throughout the United States, Canada, New Zealand and Australia. Credit is extended for returned checks and/or until credit card purchases have cleared the bank.

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

4. PROPERTY AND EQUIPMENT

         Property and Equipment consisted of the following:

                                                 Estimated Useful
            Type of Property or Equipment              Lives           Amount
            --------------------------------------------------------------------
            Equipment, furniture and fixtures          5 to 7       $   113,514
            Computers and peripherals                       3           105,694
            Software                                   3 to 5             4,307
            Leasehold improvements                     3 to 5             3,489
                                                                    -----------
                   Property and Equipment                           $   227,004
            Less: Accumulated depreciation                              (79,085)
                                                                    -----------
                   Property and Equipment, net                      $   147,919
                                                                    ===========

5. NOTES PAYABLE

         Notes Payable consisted of the following at December 31, 2001:

                                       Note Payable                           Amount
           ---------------------------------------------------------------------------
      (i)  Augusta Street LLC $100,000 note payable, 10% interest            $ 100,000

     (ii)  Augusta Street LLC $138,000 note payable, 4.75% interest          $ 138,000

    (iii)  Naline Thompson $50,000 note payable, 12% interest                $  50,000

           Merrill Corporation $145,496 note payable, 8% interest, due
           upon demand                                                       $ 145,496

           Aloe Commodities International, Inc.,
           non-interest bearing, due upon demand                             $  52,500

     (iv)  Lightfoot                                                         $  40,967

           Life Dynamics, Inc. note payable, interest-free                   $  31,125
                                                                             ---------

                                      Notes Payable                          $ 558,088
                                                                             =========

(i) Payee of the note is entitled, at its option, to convert at any time, the principal amount of this note at a conversion price equal to 75% of the five-day average closing bid price of the Common Stock for the five trading days immediately preceding the applicable conversion date. The beneficial conversion feature of $ 33,333 was recorded in the financial statements. This note is due upon demand.

(ii) Payee of the note is entitled, at its option, to convert at any time, the principal amount of this note at a conversion price equal to 75% of the five-day average closing bid price of the Common Stock for the five trading days immediately preceding the applicable conversion date. The beneficial conversion feature of $ 46,000 was recorded in the financial statements. This note is due December 31, 2002.

(iii) The investor received 2,000 shares of NHTC Common Stock as well as a warrant to purchase 2,000 shares of the Common Stock of NHTC at an exercise price of $0.05 per share for three years.

(iv) Note due to Michael and Linda Lightfoot, bears interest at prime plus 1.75%, monthly payments are being made.

6. LONG-TERM DEBT

            Long-term debt consisted of the following at December 31, 2001:

                             Debt Instrument                          Amount
         -----------------------------------------------------------------------

(i)      Samantha Haimes, $325,000, 10% interest                    $ 296,892

(ii)     State of Texas, $114,278, 7% interest                      $  96,738

(iii)    Robert L. Richards, interest-free                          $  53,757
                                                                    ---------

              Total Debt                                            $ 463,383

              Less: Current Portion of Long-term Debt               $ 171,070
                                                                    ---------

              Long-term Debt                                        $ 292,313
                                                                    =========


(i) NHTC is making monthly payments of $12,000 through July 2002 and thereafter $15,000 per month until repaid in full with interest.
(ii) NHTC is making monthly payments of $2,200 until repaid in full with interest.
(iii) NHTC is making monthly payments of $1,333 until repaid in full with interest.

                               Date                  Amount
                         ----------------       ---------------

                               2002                $ 171,070

                               2003                $ 199,517

                               2004                $  39,134

                               2005                $  40,807

                       2006 and thereafter         $  12,855

     As of December 31, 2001, NHTC owed approximately $70,000 to Robert L. Richards, a former president and a director, in connection with liabilities assumed in connection with the KII acquisition.

7. PAYROLL TAX LIABILITIES

     During 2000 and 1999, Kaire Nutraceuticals, Inc. did not make payroll tax deposits with the Internal Revenue Service ("IRS") and the various state taxing authorities on a timely basis. Kaire Nutraceuticals, Inc. did file all required payroll tax returns. This liability of approximately $630,000 is fully reserved for in the financial statements.

                                      F-14
8. STOCKHOLDERS' EQUITY

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

     If NHTC does not have an effective Common Stock registration 120 days subsequent to the issuance of Series E Preferred Stock, a 2% penalty on the face amount of $1,650,000 accrues for every 30 days without an effective registration statement. As of the year ended December 31, 2000 NHTC had recorded a charge of $635,471 due to non-compliance with this clause.

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

     In the year ended December 31, 2000, NHTC had converted 3 shares of the Series F Preferred Stock into 1,383 shares of Common Stock.

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

     During the year ended December 31, 2000, NHTC had converted 6 shares of the Series G Preferred Stock and accrued dividends of $20,942 into 2,798 shares of Common Stock.

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

     During the year ended December 31, 2000, NHTC had converted 359 shares of the Series H Preferred Stock into 4,347 shares of Common Stock.

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

      If NHTC does not have an effective Common Stock registration 120 days subsequent to the issuance of the Series J Preferred Stock, a 2% penalty on the face amount of $1,000,000 accrues for every 30 days without an effective registration statement. As of the year ended December 31, 2001, NHTC had recorded a charge of $411,890 due to non-compliance with this clause.

     In the year ended December 31, 2001, NHTC recorded an additional $17,051 in accrued dividends was recorded for the period such stock was outstanding.

     During the year ended December 31, 2001, NHTC had converted 206 shares of the Series J Preferred Stock into 122,604 shares of Common Stock.

C. Convertible Debentures - During 2001, NHTC converted approximately $385,409 of its promissory notes, plus accrued interest of $37,604 into 228,870 shares of Common Stock.

     NHTC issued 5,000 shares of Common Stock to certain management employees in April 2001 and recorded $30,500 of compensation expense.

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

9. INCOME TAXES

         The Company's provision for income taxes consisted of the following:

                                               Years ended December 31,
                                             ---------------------------
                                                 2001           2000
                                             ------------   ------------

    Current tax expense:
         Federal                             $    156,000   $         --
         State                                     36,000             --
         Foreign                                   18,000             --
                                             ------------   ------------
                                             $    210,000   $         --
                                             ============   ============

         The Company accounts for income taxes under the provisions of SFAS 109. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2001, the Company had net deferred assets of approximately $5.3 million which included deferred tax assets of approximately $5.6 million comprised primarily of net operating loss carry forwards and deferred liabilities of approximately $300,000 comprised primarily of the difference between the financial statement and tax basis of fixed assets. The Company has established a valuation allowance for the full amount of such net deferred tax assets at December 31, 2001, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

         The Company has a net operating loss carry forward at December 31, 2001 of approximately $13.1 million, a portion of which begins to expire beginning in 2011. A portion of the net operating loss carry forward may be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries undistributed earnings as of December 31, 2001. Such earnings are intended to be reinvested indefinitely.

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                        For the year ended
                                                            December 31,
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------
      Income tax computed at the US Federal
      statutory rate                               $     29,000   $         --
      Effect of permanent differences                   101,000             --
      Increase in valuation allowance                    52,000             --

      Foreign taxes different than Federal rate           4,000             --

      State income taxes, net of Federal benefit         24,000             --
                                                   ------------   ------------
      Provision for income taxes                   $    210,000   $         --
                                                   ============   ============

10. COMMITMENTS AND CONTINGENCIES

A.  Leases
      Lexxus leases an aggregate of approximately 16,000 square feet of office and warehouse space in Dallas, Texas. The lease term is 38 months, expiring on September 30, 2004, and the current rent is approximately $151,500 per year. Additional warehousing for Lexxus is located in Branson, Missouri where Lexxus utilizes approximately 35,000 square feet of warehouse space. The lease term is on a month-to-month basis at a rent of $18,000 per year. The Canadian office and warehouse of Lexxus and eKaire leases office space in Langley, British Columbia, totaling approximately 3,600 square feet. The lease term is 36 months, expiring on December 1, 2004 and the current rent is approximately $25,000 per year.

      Kaire Australia, Kaire New Zealand, Lexxus Australia and Lexxus New Zealand lease office space and warehouse facilities of approximately 2,475 square feet in Queensland, Australia. The lease term is 60 months, expiring on January 1, 2007, and the current rent is approximately $20,000 per year.

      In March 2002, Lexxus Taiwan entered into a two-year lease of 6,314 square feet at a current rent of approximately $75,000 per year.

B. Litigation
     On August 4, 1997, Samantha Haimes brought an action in the Fifteenth Judicial Circuit of Palm Beach County, Florida, against NHTC and National Health Care Centers of America, Inc., a wholly owned subsidiary of NHTC. NHTC asserted counterclaims against Samantha Haimes and Leonard Haimes. The complaint arises out of the defendants' alleged breach of contract in connection with NHTC's natural health care center, which was located in Boca Raton, Florida. NHTC agreed to settle such actions for shares of Common Stock with a fair market value of $325,000, but not less than 125,000 shares of Common Stock and agreed to register such shares. On October 10, 2000, due to noncompliance with the settlement, a judgment was taken against NHTC in the amount of $325,000 plus interest. On October 12, 2001, NHTC entered into a payment arrangement to settle this obligation. NHTC has recorded a liability of $325,000 plus interest at ten percent (10%) per annum, which is included in the financial statements for the year ended December 31, 2001.

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

     On October 30, 2001, Omni Group LLC filed an action in the State of Vermont, Addison Superior Court, against NHTC alleging that NHTC tortuously interfered with existing contractual relationships and made representations about Omni Group that are untrue. Omni Group is seeking $5 million in compensatory damages and $5 million in punitive damages. NHTC is defending this action. NHTC filed an answer on April 2, 2002 in which NHTC denied any wrongdoing. In 2003, this case was settled out of court for a nominal fee.

     On November 22, 2001, Pfizer, Inc. filed an action in the United States District Court, Southern District of New York, against Lexxus alleging, among other things, infringement of a federally registered trademark, federal false designation of origin and unfair competition, federal trademark dilution, federal false advertising and unfair competition, common law trademark infringement, trademark dilution and deceptive acts and practices. NHTC has settled this action.

     On March 21, 2002, NFL Properties, Inc. brought an action in the Supreme Court of the County of Onondaga in the State of New York against NHTC and Natural Health Laboratories in the amount of approximately $126,000 for alleged breach of contract. NHTC's management argued that the complaint naming NHTC as a defendant was erroneous, a case of mistaken identity, and successfully had NHTC removed as a defendant.

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

11. STOCK OPTION PLANS AND WARRANTS

     The following table summarizes the changes in options and warrants outstanding, and the related exercise price for shares of NHTC's Common Stock:

                                                  Weighted
                                                  Average                                              Weighted
                                                  Exercise                                             Average
                                                    Price                                              Exercise
                                                    Stock                                               Price:
                                     Shares        Options   Exercisable      Shares       Warrants   Exercisable
                                   ----------    ----------   ----------    ----------    ----------   ----------
Outstanding at December 31, 1999        3,391        601.00        3,391        28,132        700.00       28,132
                                   ----------    ----------   ----------    ----------    ----------   ----------
     Granted                               --            --           --         1,389        144.00        1,389
     Cancelled                         (2,950)       350.00       (2,950)           --            --           --
                                   ----------    ----------   ----------    ----------    ----------   ----------
Outstanding at December 31, 2000          441    $ 1,568.00          441        29,521        674.00       29,521
                                   ----------    ----------   ----------    ----------    ----------   ----------
     Granted                           63,500    $     1.22       63,000            --            --           --
     Cancelled                           (441)         1.00         (441)      (29,521)           --      (29,521)
                                   ----------    ----------   ----------    ----------    ----------   ----------
Outstanding at December 31, 2001       63,500    $     1.22       63,000            --            --           --
                                   ----------    ----------   ----------    ----------    ----------   ----------

     The following table summarizes information about exercisable stock options and warrants at December 31, 2001:

                  Range of                     Remaining    Average                    Average
                  Exercise        Number      Contractual   Exercise      Number       Exercise
                    Price       Outstanding      Life        Price      Exercisable     Price
               --------------------------------------------------------------------------------
   Options:     $1.10- $5.00      63,500          4-9        $1.22        63,000        $1.23

      For disclosure purposes in according with Statement of Financial Accounting Standards 123 ("SFAS 123"), the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2001 and 2000 respectively: annual dividends of $0.00, expected volatility of 50%; risk free interest rate of 7% and expected life of 10 years. The weighted average fair value of stock options granted during the years ended December 31, 2001 and 2000 was $0.56 and $0.00, respectively. If NHTC had recognized compensation cost of stock options in accordance with SFAS 123, NHTC's proforma income (loss) and net income (loss) per share would have been as follows:

                                                       Year Ended December 31,
                                                     --------------------------
                                                         2001           2000
                                                      As Restated
                                                     ------------  -------------
Net income available to common shareholders          $   (623,370) $(11,947,000)
  Add: Stock-based employee compensation
  expense included in reported net income,
  net of tax effect                                       120,000            --

  Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method, net of tax effect                               (35,280)           --

Pro forma net income available to common
stockholders                                             (538,650)  (11,947,000)

Basic income per share:
  As reported                                        $      (0.46)      (124.48)
  Pro forma                                          $      (0.46)      (124.48)

Diluted income per share:
  As reported                                        $      (0.46)      (124.48)
  Pro forma                                          $      (0.46)      (124.48)

12. FOREIGN SALES

    NHTC has substantially increased its international presence both in sales and long-lived assets. NHTC's sales and long-lived assets by country as of December 31, 2001 are as follows:

                                              United      Australia and      Other
                                              States       New Zealand    Subsidiaries   Consolidated
                                            -----------    -----------    -----------    -----------
Sales to unaffiliated customers             $20,894,000    $ 2,094,000    $       -0-    $22,988,000

Long-lived assets at December 31, 2001      $   725,000    $    55,000    $       -0-    $   780,000

13. FOURTH QUARTER ADJUSTMENTS

    Fourth quarter adjustments include the following:

                Penalties on Preferred Stock     $ 1,586,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     Dallas, Texas
           April 12, 2004


                               NATURAL HEALTH TRENDS CORP.



                               By: /s/ MARK D. WOODBURN
                                   --------------------------------------------
                                   Mark D. Woodburn
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


/s/ MARK D. WOODBURN           President, Chief Financial         April 12, 2004
-----------------------------  Officer and Director
Mark D. Woodburn

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Mark Woodburn, certify that:

1. I have reviewed this amended annual report on Form 10-KSB/A of Natural Health Trends Corp.;

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

Date:  April 12, 2004

/s/ MARK WOODBURN
-------------------------------------
Mark Woodburn
President and Chief Financial Officer