Form 10QSB/A
period 2002-03-31
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

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

                    For the transition period from ___ to ___

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

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of April 30, 2002 were 2,979,999 shares.

                           NATURAL HEALTH TRENDS CORP.
                                  Form 10-QSB/A
                        For Quarter Ended March 31, 2002


Explanatory Note:
-----------------
The purpose of this amendment is to amend Part I, Item 2 - Management's Discussion and Analysis and Part I, Item 1 - Financial Statements for the restatements identified in note 2 to the consolidated financial statements and to give effect to the 1 for 100 reverse stock split in March 2003. All other items remain unchanged from the original filing.

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

                           NATURAL HEALTH TRENDS CORP.
                                  Form 10-QSB/A
                        For Quarter Ended March 31, 2002

                                      INDEX


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheet as of March 31, 2002 ................    1

           Consolidated Statements of Operations
           for the three months ended March 31, 2002 and 2001 .............    2

           Consolidated Statements of Comprehensive Income
           for the three months ended March 31, 2002 and 2001 .............    3

           Consolidated Statements of Cash Flows
           for the three months ended March 31, 2002 and 2001 .............    4

           Notes to the Consolidated Financial Statements .................    5

  Item 2.  Management's Discussion and Analysis or Plan of
           Operation ......................................................    9

  Item 3.  Controls and Procedures ........................................   12

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................................   13

  Item 2.  Changes in Securities and Use of Proceeds ......................   13

  Item 3.  Defaults Upon Senior Securities ................................   13

  Item 4.  Submission of Matters to a Vote of Security Holders ............   13

  Item 5.  Other Information ..............................................   13

  Item 6.  Exhibits and Reports on Form 8-K ...............................   13

Signature .................................................................   14

Certifications ............................................................   15

                           NATURAL HEALTH TRENDS CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      March 31,
                                                                        2002
                                                                    As Restated
                                                                   -------------
                                  ASSETS
Current Assets:
       Cash                                                        $  1,353,996
       Account receivables                                              623,907
       Inventory                                                      1,290,363
       Restricted cash                                                   18,050
       Prepaid expenses and other current assets                        787,051
                                                                   ------------
                   Total Current Assets                               4,073,367

       Property and equipment, net                                      359,153
       Deposits and other assets                                         64,100
       Goodwill                                                         207,765
       Website                                                           99,750
                                                                   ------------
                   Total Assets                                    $  4,804,135
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
       Accounts payable                                            $  4,191,416
       Accrued expenses                                                 998,506
       Accrued associate commissions                                  1,145,577
       Notes payable                                                    627,903
       Current portion of long-term debt                                185,382
       Income tax payable                                               210,000
       Deferred revenue                                               2,486,489
       Other current liabilities                                         92,277
                                                                   ------------
                   Total Current Liabilities                          9,937,550
                                                                   ------------

    Long-term debt                                                      240,285
                                                                   ------------
              Total Liabilities                                      10,177,835
                                                                   ------------

       Minority interest                                                147,551

Stockholders' Deficit:
       Preferred stock ($1,000 par value;
         authorized 1,500,000 shares; issued 953 shares)                952,588
       Common Stock ($.001 par value;
         authorized 500,000,000 shares;
         issued and outstanding 2,906,335 shares)                         2,906
       Additional paid in capital                                    30,954,449
       Accumulated deficit                                          (37,086,045)
       Deferred compensation                                           (348,750)
       Accumulated other comprehensive income                             3,601
                                                                   ------------
                   Total Stockholders' Deficit                       (5,521,251)
                                                                   ------------
       Total Liabilities and Stockholders' Deficit                 $  4,804,135
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        2002            2001
                                                    As Restated     As Restated
                                                    -----------     ------------

Net Sales                                           $ 4,928,883     $ 3,004,023
Cost of Sales                                           903,291         573,820
                                                    -----------     -----------

Gross Profit                                          4,025,592       2,430,203

Associate commissions                                 3,211,736       1,666,894
Selling, general and administrative expenses          1,981,838         743,655
                                                    -----------     -----------
Operating (loss) income                              (1,167,982)         19,654

Minority interest in subsidiary                         (11,837)           --
Loss on foreign exchange                                    (90)            (44)
Other expense, net                                      (30,638)         (2,980)
Interest expense, net                                   (17,629)        (12,416)
                                                    -----------     -----------

Net (loss) income                                    (1,228,176)          4,214

Preferred stock dividends                                22,285         106,043
                                                    -----------     -----------

Net loss to common shareholders                     $(1,250,461)    $  (101,829)
                                                    ===========     ===========

Basic loss per common share                         $     (0.47)    $     (0.37)
                                                    ===========     ===========

Basic weighted common shares used                     2,665,248         278,047
                                                    ===========     ===========


Diluted loss per common share                       $     (0.37)    $     (0.02)
                                                    ===========     ===========

Diluted weighted common shares used                   3,398,886       5,852,782
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        2002             2001
                                                    As Restated      As Restated
                                                    ------------     -----------
Net (loss) income                                   $(1,228,176)     $     4,214

Other comprehensive income, net of tax:
  Foreign currency
  translation adjustments                                 5,842           36,758
                                                    -----------      -----------
Comprehensive (loss) income                         $(1,222,334)     $    40,972
                                                    ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2002           2001
                                                      As Restated    As Restated
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                    $(1,228,176)   $     4,214
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Depreciation and amortization                        154,875          2,183
    Impairment of fixed assets                                --         35,448
    Issuance of stock for services and
      settlement of interest                               3,600         13,712
    Minority interest of subsidiary                       11,837             --

Changes in operating assets and liabilities:
   Accounts receivable                                  (504,090)         5,240
   Inventories                                          (203,102)      (145,818)
   Prepaid expenses and other current assets            (124,027)       (56,833)
   Deposits and other assets                             260,585         52,400
   Accounts payable                                      155,741        400,182
   Accrued expenses(i)                                 1,228,183        227,118
   Deferred revenue                                    1,331,396        128,823
   Other current liabilities                             (14,946)      (284,655)
                                                     -----------    -----------
      Total Adjustments                                2,300,052        377,800
                                                     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              1,071,876        382,014
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (298,609)       (20,921)
   Decrease in restricted cash                            82,759          5,890
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                   (215,850)       (15,031)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long term debt          75,000         50,000
  Investments by minority  interest owner                135,714             --
  Payments of notes payable and long-term debt(i)        (42,901)       (33,173)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                167,813         16,827
                                                     -----------    -----------
  Effect of exchange rates                                 5,842         36,758

NET INCREASE IN CASH                                   1,029,681        420,568

CASH, BEGINNING OF PERIOD                                324,315        108,419
                                                     -----------    -----------

CASH, END OF PERIOD                                  $ 1,353,996    $   528,987
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

     In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three months ended March 31, 2002 being decreased by approximately $1,138,000. The restatement resulted in net sales for the three months ended March 31, 2001 being decreased by approximately $182,000. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $170,000 for the three months ended March 31, 2002. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $65,000 for the three months ended March 31, 2001.

     In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. There was no impact of this item to the March 2002 or March 2001 financial statements.

     The Company had not recorded a reserve for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that a reserve for returns and refunds was required and should be recorded. The restatement resulted in no adjustment for the quarter ended March 31, 2001. The restatement resulted in net sales for the three months ended March 31, 2002 being decreased by approximately $88,000, with a corresponding adjustment to cost of sales for the estimated costs of products returned.

     In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. The restatement resulted in no adjustment for the quarter ended March 31, 2001. The impact of this restatement for the three months ended March 31, 2002 is a reduction of extraordinary item-forgiveness of debt of $200,000.

     The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001. The restatement resulted in no adjustment for the quarters ended March 31, 2001 and March 31, 2002.

     The following tables present amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                           Three Months Ended
                                                             March 31, 2002
                                                        ------------------------
                                                             As
                                                        Previously         As
                                                         Reported      Restated
                                                        ----------     ---------
Net sales                                                 $ 6,154       $ 4,929
Cost of sales                                               1,090           903
                                                          -------       -------
Gross profit                                                5,064         4,026
Operating expenses                                          5,194         5,194
                                                          -------       -------
Operating income                                             (130)       (1,168)
Interest expense, other income, loss on foreign
  exchange and gain on discontinued operations                (60)          (60)
                                                          -------       -------
(Loss)income before extraordinary items                      (190)       (1,228)
Extraordinary gain-forgiveness of debt                        200            --
                                                          -------       -------
Net income                                                     10        (1,228)
Preferred stock dividends                                      22            22
                                                          -------       -------
Net income available to common stockholders               $   (12)      $(1,250)
                                                          =======       =======
Basic income per share                                    $  0.00       $ (0.47)
                                                          =======       =======
Basic weighted common shares used                           2,665         2,665
                                                          =======       =======
Diluted income per share                                  $  0.00       $ (0.37)
                                                          =======       =======
Diluted weighted commons shares used                        3,399         3,399
                                                          =======       =======

Basic and Diluted Income per share:

     The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in net income available to stockholders of approximately $1,238,000 over the amounts previously reported for the three months ended March 31, 2002. Restated basic income per share decreased $0.47 for the three months ended March 31, 2002. Restated diluted income per share decreased $0.37 for the three months ended March 31, 2002.

                                                           Three Months Ended
                                                             March 31, 2001
                                                        ------------------------
                                                            As
                                                        Previously         As
                                                         Reported       Restated
                                                        ----------      --------
Net sales                                                 $ 3,186       $ 3,004
Cost of sales                                                 639           574
                                                          -------       -------
Gross profit                                                2,547         2,430
Operating expenses                                          2,411         2,411
                                                          -------       -------
Operating income                                              136            19
Interest expense, other income, loss on foreign
  exchange and gain on discontinued operations                (15)          (15)
                                                          -------       -------
Net income                                                    121             4
Preferred stock dividends                                     106           106
                                                          -------       -------
Net income available to common stockholders               $    15       $  (102)
                                                          =======       =======
Basic income per share                                    $  0.05       $ (0.37)
                                                          =======       =======
Basic weighted common shares used                             278           278
                                                          =======       =======
Diluted income per share                                  $  0.00       $ (0.02)
                                                          =======       =======
Diluted weighted common shares used                         5,853         5,853
                                                          =======       =======

Basic and Diluted Income per share:

     The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in net income available to stockholders of approximately $117,000 over the amounts previously reported for the three months ended March 31, 2001. Restated basic and diluted income per share decreased $0.42 and $0.02, respectively, for the three months ended March 31, 2001.

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

Revenue Recognition

     The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $2,486,000 as of March 31, 2002.

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

5.   Equity Transactions

     During the first three months of 2002, the Company received notice of conversion on $1,371,710 of Series F and J Preferred Stock. The Company issued 695,157 shares of Common Stock upon conversion of the shares of Preferred Stock and the accrued dividends thereon.

     The Company issued 1,800 shares of Common Stock to a law firm in March 2002 and recorded $3,600 of legal expense.

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

Results of Operations - Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001.

     As discussed in Note 2 to the consolidated financial statements, we have amended and restated our results for the three month periods ended March 31, 2002 and March 31, 2001. All of the following analyses apply the basis of the restated amounts.

Net Sales. Net sales were approximately $4,929,000 and $3,004,000 for the three months ended March 31, 2002 and March 31, 2001, respectively; an increase of $1,925,000. The increased sales were primarily from the sales of Lexxus products, the expansion of Lexxus into international markets offset by a slight decrease in the sales of eKaire products.

Cost of Sales. Cost of sales for the three months ended March 31, 2002 was approximately $903,000 or 18% of net sales. Cost of sales for the three months ended March 31, 2001 was approximately $574,000 or 19% of net sales. The total cost of sales increased due to increased sales volume and the costs associated with the packaging of the Lexxus product line.

Gross Profit. Gross profit increased from approximately $2,430,000 in the three months ended March 31, 2001 to approximately $4,026,000 in the three months ended March 31, 2002. The increase of approximately $1,596,000 was attributable to higher sales volumes by Lexxus.

Associate Commissions. Associate commissions were approximately $3,212,000 in the three months ended March 31, 2002 compared to approximately $1,667,000 for the three months ended March 31, 2001. This increase is attributable to the higher payout percentage of product sales associated with the Lexxus compensation plan.

Selling, General and Administrative Expenses. Selling, general and administrative costs as a percentage of net sales increased from approximately $744,000 or 25% of sales in the three months ended March 31, 2001 to approximately $1,982,000 or 40% of sales in the three months ended March 31, 2002. These costs as a percentage of net sales increased primarily due to expansion of Lexxus into international markets.

Operating Income (loss). Operating income (loss) decreased from income of approximately $20,000 in the three months ended March 31, 2001 to an operating loss of approximately $1,168,000 in the three months ended March 31, 2002.

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

Net Income (loss). Net income was a loss of approximately $1,228,000 in the three months ended March 31, 2002 as compared to net income of $4,000 in the three months ended March 31, 2001.

Liquidity and Capital Resources:

     The Company has funded working capital and capital expenditure requirements primarily from cash provided through borrowings from institutions and individuals, as well as from the sale of Company securities in private placements. Other ongoing sources of cash receipts are directly from the sale of eKaire and Lexxus products.

     In the three months ended March 31, 2002, NHTC issued 509,882 shares of Common Stock to an accredited investor upon conversion of $1,096,710, face amount of Series F Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     In the three months ended March 31, 2002, NHTC issued 185,275 shares of Common Stock to an accredited investor upon conversion of $275,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.

     At March 31, 2002, the ratio of current assets to current liabilities was
0.41 to 1.0 and the Company had a working capital deficit of approximately $5,864,000.

     Cash provided by operations for the three months ended March 31, 2002 was approximately $1,072,000. Cash used in investing activities during the period was approximately $216,000, which relates primarily to capital expenditures. Cash provided by financing activities during the period was approximately $168,000, consisting of an investment by a minority owner. Total cash increased by approximately $1,030,000 during the period.

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

CURRENCY RISK AND EXCHANGE RATE INFORMATION

     Some of our revenue and some of our expenses are recognized outside of the United States, except for inventory purchases which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our subsidiary's primary markets is considered the functional currency. Revenue and expenses are translated at the weighted average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.

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

     During the quarters ended September 30 and December 31, 2003, the Company identified certain matters that resulted in the restatement of the Company's financial statements for the three months ended March 31, 2002 and 2001 as set forth in Note 2 to the Consolidated Financial Statements.

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

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

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



                           NATURAL HEALTH TRENDS CORP.

                            By: /s/ MARK D. WOODBURN
                                ------------------------------------------------
                                Mark D. Woodburn
                                President and Chief Financial Officer


Date:   April 12, 2004