Form 10QSB/A
period 2002-06-30
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

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

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of August 12, 2002 were 2,979,999 shares.

                           NATURAL HEALTH TRENDS CORP.
                                  Form 10-QSB/A
                         For Quarter Ended June 30, 2002

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

                          NATURAL HEALTH TRENDS CORP.
                                   FORM 10-QSB
                         For Quarter Ended June 30, 2002

                                   (UNAUDITED)

                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet as of June 30, 2002                    1

           Consolidated Statements of Operations for the three
           and six months ended June 30, 2002 and 2001                       2

           Consolidated Statements of Comprehensive Income
           for the three and six months ended June 30, 2002 and 2001         3

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 2002 and 2001                               4

           Notes to the Consolidated Financial Statements                    5

  Item 2.  Management's discussion and analysis or plan of operation         9

  Item 3.  Controls and Procedures                                          12

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                13

  Item 2.  Changes in Securities and Use of Proceeds                        13

  Item 3.  Defaults Upon Senior Securities                                  13

  Item 4.  Submission of Matters to a Vote of Security Holders              13

  Item 5.  Other Information                                                13


PART III - OTHER

  Item 6.  Exhibits and Reports on Form 8-K                                 13

Signature                                                                   14

Certifications                                                              15

                          NATURAL HEALTH TRENDS CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                      June 30,
                                                                        2002
                                                                    As Restated
                                                                   ------------
                                     ASSETS
Current Assets:
       Cash                                                        $  3,468,228
       Restricted cash                                                  188,931
       Account Receivables                                              359,663
       Inventories                                                    1,338,517
       Prepaid expenses and other current assets                        697,256
                                                                   ------------
                   Total Current Assets                               6,052,595

       Property and equipment, net                                      459,874
       Deposits and other assets                                        172,190
       Goodwill                                                         207,765
       Website                                                           99,750
                                                                   ------------
       Total Assets                                                $  6,992,174
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
       Accounts payable                                            $  4,167,412
       Accrued expenses                                               1,736,873
       Accrued associate commissions                                  1,938,514
       Notes payable                                                    602,537
       Current portion of long-term debt                                198,560
       Income tax payable                                               210,000
       Deferred revenue                                               2,651,948
       Other current liabilities                                        332,294
                                                                   ------------
                   Total Current Liabilities                         11,838,138
                                                                   ------------
    Long-term debt                                                      163,454
                                                                   ------------
              Total Liabilities                                      12,001,592
                                                                   ------------

Minority interest                                                       196,091

Stockholders' Deficit:
       Preferred stock ($1,000 par value;
       authorized 1,500,000 shares;issued 903 shares)                   902,588
       Common stock ($.001 par value;
       authorized 500,000,000 shares;
       issued and outstanding 297,999 shares)                             2,980
       Additional paid-in capital                                    31,027,146
       Accumulated deficit                                          (36,914,389)
       Deferred compensation                                           (281,250)
       Accumulated other comprehensive income                            57,416
                                                                   ------------
                   Total Stockholders' Deficit                       (5,205,509)
                                                                   ------------

       Total Liabilities and Stockholders' Deficit                 $  6,992,174
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    NATURAL HEALTH TRENDS CORP.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                        Three Months Ended                  Six Months Ended
                                              June 30,                         June 30,
                                    ----------------------------    ----------------------------
                                        2002            2001            2002            2001
                                    As Restated     As Restated      As Restated     As Restated
                                    ------------    ------------    ------------    ------------
Net Sales                           $  8,786,282    $  9,081,444    $ 13,715,165    $ 12,085,467
Cost of Sales                          1,516,204       2,501,630       2,419,495       3,075,450
                                    ------------    ------------    ------------    ------------

Gross Profit                           7,270,078       6,579,814      11,295,670       9,010,017

Associate commissions                  4,535,501       4,786,743       7,747,237       6,453,637
Selling, general and
administrative expenses                2,355,613       1,050,000       4,337,451       1,793,655
                                    ------------    ------------    ------------    ------------
Operating income                         378,964         743,071        (789,018)        762,725

Minority interest in subsdiary           (48,540)             --         (60,377)             --
Loss on foreign exchange                 (78,782)           (200)        (78,872)           (244)
Other expense/income                     (45,831)         37,989         (76,469)         35,009
Interest, net                            (14,980)         (3,118)        (32,609)        (15,534)
                                    ------------    ------------    ------------    ------------

Net income (loss)                        190,831         777,742      (1,037,345)        781,956

Preferred stock dividends                 19,175         124,886          41,460         230,929
                                    ------------    ------------    ------------    ------------
Net income (loss) to common
shareholders                        $    171,656    $    652,856    $ (1,078,805)   $    551,027
                                    ============    ============    ============    ============

Basic income (loss) per
common share                        $       0.06    $       1.10    $      (0.38)   $       1.86
                                    ============    ============    ============    ============

Basic weighted common
shares used                            2,972,713         592,456       2,819,830         296,228
                                    ============    ============    ============    ============

Diluted income (loss) per
common share                        $       0.05    $       0.34    $      (0.31)   $       0.34
                                    ============    ============    ============    ============

Diluted weighted common
shares used                            3,682,051       1,901,264       3,529,168       1,604,084
                                    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                     Three Months Ended             Six Months Ended
                                          June 30,                     June 30,
                                  -------------------------   --------------------------
                                     2002           2001          2002          2001
                                  As Restated   As Restated   As Restated    As Restated
                                  -----------   -----------   -----------    -----------
Net income                        $   190,831   $   777,742   $(1,037,345)   $   781,956

Other comprehensive income,
net of tax:
  Foreign currency
  translation adjustment               53,815           445        59,657         37,203
                                  -----------   -----------   -----------    -----------

Comprehensive income              $   244,646   $   778,187   $  (977,688)   $   819,159
                                  ===========   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       As Restated       As Restated
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                      $(1,037,345)      $   781,956

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

  Depreciation and amortization                                            224,218             4,620
  Impairment of fixed assets                                                    --            35,448
  Issuance of stock for services rendered/ settlement of interest            5,350            10,240
  Minority interest of subsidiary                                           60,377                --

Changes in operating assets and liabilities:
  Accounts receivable                                                     (239,846)         (822,048)
  Inventories                                                             (251,256)         (306,737)
  Prepaid expenses                                                         (34,232)         (366,635)
  Deposits and other assets                                                152,495           (47,088)
  Accounts payable                                                         131,739         1,449,460
  Accrued expenses(i)                                                    2,759,487           (86,796)
  Deferred revenue                                                       1,496,855           844,526
  Other current liabilities                                                225,071          (284,655)
                                                                       -----------       -----------
     Total Adjustments                                                   4,530,258           430,335
                                                                       -----------       -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,492,913         1,212,291
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (399,329)           (2,915)
  (Increase)decrease in restricted cash                                    (88,122)            6,050
                                                                       -----------       -----------
     NET CASH (USED BY) PROVIDED BY INVESTING ACTIVITIES                  (487,451)            3,135
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Minority interest contribution                                           135,714                --
  Proceeds from preferred stock                                                 --            50,000
  Proceeds from notes payable and long-term debt(i)                        100,000           150,000
  Payments of notes payable and long-term debt                            (156,920)          (33,173)
  Payment of capital lease obligation                                           --           (46,590)
                                                                       -----------       -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                              78,794           120,237
                                                                       -----------       -----------

  Effect of exchange rate                                                   59,657            37,203

NET INCREASE IN CASH                                                     3,143,913         1,372,866

CASH, BEGINNING OF PERIOD                                                  324,315           108,419
                                                                       -----------       -----------
CASH, END OF PERIOD                                                    $ 3,468,228       $ 1,481,285
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

     In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three and six-month periods ended June 30, 2002 being decreased by approximately $242,000 and $1,380,000, respectively. The restatement resulted in net sales for the three and six-month periods ended June 30, 2001 being decreased by approximately $743,000 and $925,000, respectively. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $40,000 and $210,000 for the three and six-month periods ended June 30, 2002, respectively. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $268,000 and $333,000 for the three and six-month periods ended June 30, 2001, respectively.

     In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. There was no impact of this item to the June 2002 or June 2001 financial statements.

     The Company had not recorded reserves for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon an analysis of the Company's historical returns and refund trends by country, it was determined that a reserve for returns and refunds for prior quarters was required and should be recorded. The restatement resulted in net sales for the three and six-month periods ended June 30, 2002 being decreased by approximately $88,000 and $175,000, respectively, with corresponding adjustments to cost of sales for the estimated cost of products returned. This restatement resulted in no adjustment for the three and six months ended June 30, 2001.

     As previously disclosed in the Company's 2001 and 2002 Form 10-KSB, the Company sold in 2001 all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire of approximately $3.1 million was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from Q4 2001 through Q2 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002. The restatement resulted in extraordinary item-forgiveness of debt for the three and six months ended June 30, 2002, being decreased by $200,000 and $400,000, respectively. This restatement resulted in no adjustment for the three and six months ended June 30, 2001.

     The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001. The restatement resulted in no adjustment for the three and six months ended June 30, 2001 and June 30, 2002.

     The following tables present amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                            Three Months Ended       Six Months Ended
                                              June 30, 2002           June 30, 2002
                                          ---------------------   ---------------------
                                              As                      As
                                          Previously      As      Previously      As
                                           Reported    Restated    Reported    Restated
                                          ----------   --------   ----------   --------
Net sales                                  $  9,116    $  8,786    $ 15,270    $ 13,715
Cost of sales                                 1,574       1,516       2,664       2,419
                                           --------    --------    --------    --------
Gross profit                                  7,542       7,270      12,606      11,296
Operating expenses                            6,891       6,891      12,085      12,085
                                           --------    --------    --------    --------
Operating income                                651         379         521        (789)
Interest expense, other income,
loss on foreign exchange and gain on
discontinued operations                        (188)       (188)       (248)       (248)
                                           --------    --------    --------    --------
Income before extraordinary items               463         191         273      (1,037)
Extraordinary gain - forgiveness of debt        200          --         400          --
                                           --------    --------    --------    --------
Net income                                      663         191         673      (1,037)
Preferred stock dividends                        19          19          41          41
                                           --------    --------    --------    --------
Net income available to common
stockholders                               $    644    $    172    $    632    $ (1,078)
                                           ========    ========    ========    ========
Basic income per share                     $   0.22    $   0.06    $   0.22    ($  0.38)
                                           ========    ========    ========    ========
Basic weighted common share used              2,973       2,973       2,820       2,820
                                           ========    ========    ========    ========
Diluted income per share                   $   0.17    $   0.05    $   0.18    ($  0.31)
                                           ========    ========    ========    ========
Diluted weighed commons shares used           3,682       3,682       3,529       3,529
                                           ========    ========    ========    ========

Basic and Diluted Income per share:

     The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in net income available to stockholders of approximately $472,000 and $1,710,000 over the amounts previously reported for the three and six months ended June 30, 2002, respectively. Restated basic income per share decreased $0.16 and $0.60 for the three and six months ended June 30, 2002, respectively. Restated diluted income per share decreased $0.12 and $0.49 for the three and six months ended June 30, 2001, respectively.

                                       Three Months Ended     Six Months Ended
                                          June 30, 2001        June 30, 2001
                                      --------------------  --------------------
                                          As                    As
                                      Previously    As      Previously     As
                                       Reported   Restated   Reported   Restated
                                      ----------  --------  ----------  --------
Net sales                              $ 9,824    $ 9,081    $13,010    $12,085
Cost of sales                            2,769      2,501      3,408      3,075
                                       -------    -------    -------    -------
Gross profit                             7,055      6,580      9,602      9,010
Operating expenses                       5,837      5,837      8,247      8,247
                                       -------    -------    -------    -------
Operating income                         1,218        743      1,355        763
Interest expense, other income,
loss on foreign exchange and gain on
discontinued operations                     35         35         19         19
                                       -------    -------    -------    -------
Net income                               1,253        778      1,374        782
Preferred stock dividends                  125        125        231        231
                                       -------    -------    -------    -------
Net income available to common
stockholders                           $ 1,128    $   653    $ 1,143    $   551
                                       =======    =======    =======    =======
Basic income per share                 $  1.90    $  1.10    $  3.86    $  1.86
                                       =======    =======    =======    =======
Basic weighted common share used           592        592        296        296
                                       =======    =======    =======    =======
Diluted income per share               $  0.59    $  0.34    $  0.71    $  0.34
                                       =======    =======    =======    =======
Diluted weighed commons shares used      1,901      1,901      1,604      1,604
                                       =======    =======    =======    =======

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

Revenue Recognition

     The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $2,652,000 as of June 30, 2002.

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

5.   Equity Transactions

     During the first six months of 2002, the Company received notice of conversion on $1,421,710 of Series F, H and J Preferred Stock. The Company issued 732,897 shares of Common Stock upon conversion of the shares of Preferred Stock and the accrued dividends thereon.

     The Company issued 19,300 shares of Common Stock to a law firm in the first six months of 2002 for legal services of approximately $57,100.

     The Company issued 18,425 shares of Common Stock in the first six months of 2002 for a note payable and its accrued interest of approximately $27,000.

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

Results of Operations - Six Months Ended June 30, 2002 Compared To the Six Months Ended June 30, 2001.

     As discussed in Note 2 to the consolidated financial statements, we have amended and restated our results for the three and six month periods ended June 30, 2002. All of the following analyses apply the basis of the restated amounts.

Net Sales. Net sales were approximately $13,715,000 and $12,085,000 for the six months ended June 30, 2002 and June 30, 2001, respectively; an increase of approximately $1,630,000. The increased sales were primarily from the sales of

Lexxus products at varying prices in different markets and the expansion of Lexxus into international markets offset by a slight decrease in the sales of eKaire products.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2002 was approximately $2,419,000 or 18% of net sales. Cost of goods sold for the six months ended June 30, 2001 was approximately $3,075,000 or 25% of net sales. Cost of goods sold decreased as a percentage of net sales due to increased sales volume of lower priced inventory, the costs associated with the packaging of the Lexxus product line, and increased efficiencies gained from global distribution channels.

Gross Profit. Gross profit increased from approximately $9,010,000 for the six months ended June 30, 2001 to approximately $11,296,000 for the six months ended June 30, 2002. The increase of approximately $2,286,000 is attributable to higher sales volumes by Lexxus and the international expansion of Lexxus.

Associates Commissions. Associate commissions were approximately $7,747,000 in the six months ended June 30, 2002 compared to approximately $6,454,000 for the six months ended June 30, 2001, an increase of approximately $1,293,000. This increase is directly attributable to the higher sales volume generated in 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales increased from approximately $1,794,000 or 15% of net sales in the six months ended June 30, 2001 to approximately $4,337,000 or 32% of net sales in the six months ended June 30, 2002. These expenses as a percentage of net sales increased primarily due to the expansion of Lexxus into international markets and the development of a strong global infrastructure, including increased personnel and facility costs.

Operating Income. Operating income decreased from approximately $763,000 for the six months ended June 30, 2001 to a loss of approximately $789,000 for the six months ended June 30, 2002. The decrease is due to the initial costs incurred in opening international offices and developing a marketing strategy in international markets.

Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits was not recognized in the three or six months ended June 30, 2001 or the three or six months ended June 30, 2002 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing its loss carry forwards as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has not been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

Net Income (Loss). Net loss was approximately $1,037,000 in the six months ended June 30, 2002 as compared to net income of approximately $782,000 in the six months ended June 30, 2001.

Liquidity and Capital Resources

     The Company has funded working capital and capital expenditure requirements primarily from cash receipts which are directly from the sale of Lexxus and eKaire products.

     In the six months ended June 30, 2002, NHTC issued 509,882 shares of Common Stock to an accredited investor upon conversion of $1,096,710, face amount of Series F Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     In the six months ended June 30, 2002, NHTC issued 37,739 shares of Common Stock to an accredited investor upon conversion of $50,000, face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act.

     In the six months ended June 30, 2002, NHTC issued 185,275 shares of Common Stock to an accredited investor upon conversion of $275,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.

     At June 30, 2002, the ratio of current assets to current liabilities was
0.51 to 1.0 and the Company had a working capital deficit of approximately $5,786,000.

     Cash provided by operations for the six months ended June 30, 2002 was approximately $3,493,000. Cash used in investing activities during the period was approximately $487,000, primarily due to capital expenditures. Cash provided by financing activities during the period was approximately $79,000. Total cash increased by approximately $3,144,000 during the period.

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

     During the quarters ended September 30 and December 31, 2003, the Company identified certain matters that resulted in the restatement of the Company's financial statements for the three and six months ended June 30, 2002 and 2001, as set forth in Note 2 to the Consolidated Financial Statements.

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

Item 2.  Changes in Securities and Use of Proceeds

         In the six months ended June 30, 2002, NHTC issued 509,882 shares of Common Stock to an accredited investor upon conversion of $1,096,710, face amount of Series F Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         In the six months ended June 30, 2002, NHTC issued 37,739 shares of Common Stock to an accredited investor upon conversion of $50,000, face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act.

         In the six months ended June 30, 2002, NHTC issued 185,275 shares of Common Stock to an accredited investor upon conversion of $275,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

PART III - OTHER

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1     Certification of Chief Executive Officer

              99.2     Certification of Chief Financial Officer

         (b)  Reports on Form 8-K

              Not applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NATURAL HEALTH TRENDS CORP.


                                      By: /s/ MARK D. WOODBURN
                                          --------------------------------------
                                          Mark D. Woodburn
                                          President

Date:   April 12, 2004