Form 10QSB/A
period 2002-09-30
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

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

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of November 11, 2002 were 3,450,722 shares.

                           NATURAL HEALTH TRENDS CORP.
                                  Form 10-QSB/A
                      For Quarter Ended September 30, 2002


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

                          NATURAL HEALTH TRENDS CORP.
                                  FORM 10-QSB/A
                      For Quarter Ended September 30, 2002

                                      INDEX


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheet as of September 30, 2002               1

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 2002 and 2001                 2

           Consolidated Statements of Comprehensive Income for the
           three and nine months ended September 30, 2002 and 2001           3

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2002 and 2001                                 4

           Notes to the Consolidated Financial Statements                    5

  Item 2.  Management's discussion and analysis or plan of
           operation                                                         9

  Item 3.  Controls and Procedures                                          12

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                13

  Item 2.  Changes in Securities and Use of Proceeds                        13

  Item 3.  Defaults Upon Senior Securities                                  13

  Item 4.  Submission of Matters to a Vote of Security Holders              13

  Item 5.  Other Information                                                13

PART III - OTHER

  Item 6.  Exhibits and Reports on Form 8-K                                 13

Signature                                                                   14

Certifications                                                              15

                           NATURAL HEALTH TRENDS CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                   September 30,
                                                                        2002
                                                                    As Restated
                                                                   ------------
                                     ASSETS
Current Assets:
       Cash                                                        $  4,423,983
       Restricted cash                                                  248,727
       Accounts receivable                                              459,228
       Inventories                                                    2,049,489
       Prepaid expenses and other current assets                        773,622
                                                                   ------------
                   Total Current Assets                               7,955,049

       Property and Equipment, net                                      424,574
       Deposits and Other Assets                                        793,859
       Goodwill                                                         207,765
       Website                                                           99,750
                                                                   ------------
       Total Assets                                                $  9,480,997
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
       Accounts payable                                            $  5,569,074
       Accrued expenses                                               1,451,215
       Accrued associate commissions                                  1,692,274
       Notes payable                                                    355,328
       Current portion of long-term debt                                204,512
       Income tax payable                                               210,000
       Deferred revenue                                               2,695,408
       Other current liabilities                                        430,238
                                                                   ------------
                   Total Current Liabilities                         12,608,049
                                                                   ------------

    Long-term debt                                                      101,177
                                                                   ------------
              Total Liabilities                                      12,709,226
                                                                   ------------
                                                                        231,253
Minority interest

Stockholders' Deficit:
       Preferred stock ($1,000 par value;
       authorized 1,500,000 shares;                                     767,588
       issued 768 shares)
       Common Stock ($.001 par value;
       authorized 500,000,000 shares;
       issued and outstanding 3,450,722 shares)                           3,451
       Additional paid-in capital                                    31,459,264
       Accumulated deficit                                          (35,629,779)
       Deferred compensation                                           (213,750)
       Accumulated other comprehensive income                           153,744
                                                                   ------------
                   Total Stockholders' Deficit                       (3,459,482)
                                                                   ------------

       Total Liabilities and Stockholders' Deficit                 $  9,480,997
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended             Nine Months Ended
                                             September 30,                September 30,
                                    ----------------------------   ----------------------------
                                         2002           2001            2002            2001
                                     As Restated     As Restated    As Restated    As Restated
                                    ------------    ------------   ------------    ------------
Net Sales                           $ 10,840,365    $  7,028,882   $ 24,555,530    $ 19,114,349
Cost of Sales                          1,995,547       1,275,035      4,415,042       4,350,485
                                    ------------    ------------   ------------    ------------

Gross Profit                           8,844,818       5,753,847     20,140,488      14,763,864

Associate commissions                  4,665,502       2,879,856     12,412,739       9,333,493

Selling, general and
administrative expenses                2,878,838       2,496,411      7,216,289       4,290,066
                                    ------------    ------------   ------------    ------------
Operating income
                                       1,300,478         377,580        511,460       1,140,305

Minority interest in subsidiary          (35,161)             --        (95,539)             --
Gain/loss on foreign exchange             45,113             231        (33,758)            (13)
Other expense/income                       5,222          20,137        (71,247)         55,146
Interest, net                            (11,729)          4,088        (44,338)        (11,446)
                                    ------------    ------------   ------------    ------------

Net income                             1,303,923         402,036        266,578       1,183,992

Preferred stock dividends                 19,313          50,875         60,773         281,804
                                    ------------    ------------   ------------    ------------
Net income to common
shareholders                        $  1,284,610    $    351,161   $    205,805    $    902,188
                                    ============    ============   ============    ============

Basic income per common share       $       0.42    $       0.19   $       0.07    $       0.84
                                    ============    ============   ============    ============
Basic weighted common
shares used                            3,049,246       1,867,081      2,897,142       1,073,852
                                    ============    ============   ============    ============

Diluted income per common share     $       0.42    $       0.10   $       0.07    $       0.54
                                    ============    ============   ============    ============
Diluted weighted common
shares used                            3,058,679       3,538,772      2,906,576       1,671,338
                                    ============    ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                    Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
                                  -----------------------    ------------------------
                                    2002          2001          2002         2001
                                     As            As            As           As
                                  Restated      Restated      Restated     Restated
                                  ----------   ----------    ----------   ----------
Net income                        $1,303,923   $  402,036    $  266,578   $1,183,992

Other comprehensive income,
net of tax:
   Foreign currency
   translation adjustments            96,328      (20,462)      155,985       16,741
                                  ----------   ----------    ----------   ----------

Comprehensive income              $1,400,251   $  381,574    $  422,563   $1,200,733
                                  ==========   ==========    ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                     September 30,
                                                             ---------------------------
                                                                 2002           2001
                                                             As Restated    As Restated
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   266,578    $ 1,183,992

Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                                367,296          7,259
    Impairment of fixed assets                                        --         35,448
    Issuance of stock for services and interest/penalties          5,350      1,333,861
    Minority interest of subsidiary                               95,539             --

Changes in assets and liabilities:
    Accounts receivable                                         (339,411)      (114,406)
    Inventories                                                 (962,228)      (663,162)
    Prepaid expenses                                            (110,598)      (654,292)
    Deposits and other assets                                   (469,174)      (521,029)
    Accounts payable                                           1,533,399      1,607,115
    Accrued expenses(i)                                        2,227,589     (1,201,555)
    Deferred revenue                                           1,540,315      1,339,058
    Other current liabilities                                    323,015       (200,785)
                                                             -----------    -----------
       Total Adjustments                                       4,211,092        967,512
                                                             -----------    -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES               4,477,670      2,151,504
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (399,329)      (141,709)
    (Increase) decrease in restricted cash                      (147,918)        (7,918)
                                                             -----------    -----------
       NET CASH USED IN INVESTING ACTIVITIES                    (547,247)      (149,627)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Investments by minority interest owner                       135,714             --
    Proceeds from preferred stock                                     --         50,000
    Payments on capital lease obligations                             --        (46,590)
    Proceeds from notes payable and long-term debt(i)             75,000        150,000
    Change in deferred compensation                                   --       (565,417)
    Payments of notes payable and long-term debt                (197,454)       (48,773)
                                                             -----------    -----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        13,260       (460,780)
                                                             -----------    -----------

    Effect of exchange rate                                      155,985         16,741

NET INCREASE IN CASH                                           4,099,668      1,557,838

CASH, BEGINNING OF PERIOD                                        324,315        108,419
                                                             -----------    -----------

CASH, END OF PERIOD                                          $ 4,423,983    $ 1,666,257
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

     In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2002 being decreased by approximately $156,000 and $1,537,000, respectively. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2001 being decreased by approximately $520,000 and $1,445,000, respectively. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $115,000 and $325,000 for the three and nine-month periods ended September 30, 2002, respectively. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $187,000 and $520,000 for the three and nine-month periods ended September 30, 2001, respectively.

     In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. There was no impact of this item to the September 2002 financial statements.

     The Company had not recorded reserves for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon an analysis of the Company's historical returns and refund trends by country, it was determined that a reserve for returns and refunds for prior quarters was required and should be recorded. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2002 being decreased by approximately $88,000 and $263,000, respectively, with corresponding adjustments to cost of sales for the estimated cost of products returned. This restatement had no adjustment on the three and nine month period ended September 30, 2001.

     As previously disclosed in the Company's 2001 and 2002 Form 10-KSB, the Company sold in 2001 all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire of approximately $3.1 million was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from Q4 2001 through Q2 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002. The restatement resulted in an extraordinary item of forgiveness of debt for the three and nine months ended September 30, 2002, being decreased by $200,000 and $600,000, respectively.

     The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001. The restatement resulted in no adjustment for the quarters ended September 30, 2001 and September 30, 2002.

     The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                 Three Months Ended          Nine Months Ended
                                                 September 30, 2002         September 30, 2002
                                              -----------------------     -----------------------
                                                  As                          As
                                              Previously        As        Previously        As
                                               Reported      Restated      Reported      Restated
                                               --------      --------      --------      --------
Net sales                                      $ 11,084      $ 10,840      $ 26,355      $ 24,555
Cost of sales                                     2,128         1,995         4,793         4,415
                                               --------      --------      --------      --------
Gross profit                                      8,956         8,845        21,562        20,140
Operating expenses                                7,544         7,544        19,629        19,629
                                               --------      --------      --------      --------
Operating income                                  1,412         1,301         1,933           511
Interest expense, other income,
loss on foreign exchange and gain on
discontinued operations                             203             3           356          (244)
                                               --------      --------      --------      --------
Net income                                        1,615         1,304         2,289           267
Preferred stock dividends                            19            19            61            61
                                               --------      --------      --------      --------
Net income available to common
stockholders                                   $  1,596      $  1,285      $  2,228      $    206
                                               ========      ========      ========      ========
Basic income per share                         $   0.52      $   0.42      $   0.77      $   0.07
                                               ========      ========      ========      ========
Basic weighted common share used                  3,049         3,049         2,897         2,897
                                               ========      ========      ========      ========
Diluted income per share                       $   0.52      $   0.42      $   0.77      $   0.07
                                               ========      ========      ========      ========
Diluted weighed commons shares used               3,059         3,059         2,907         2,907
                                               ========      ========      ========      ========

Basic and Diluted Income per share:

     The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in net income available to stockholders of approximately $311,000 and $2,022,000 over the amounts previously reported for the three and nine months ended September 30, 2002, respectively. Restated basic and diluted income per share decreased $0.10 and $0.70, respectively, for the three and nine months ended September 30, 2002.

                                            Three Months Ended           Nine Months Ended
                                            September 30, 2001          September 30, 2001
                                         -------------------------    -----------------------
                                             As                          As
                                         Previously         As        Previously        As
                                          Reported       Restated      Reported      Restated
                                         ----------      --------     ----------     --------
Net sales                                  $ 7,549       $ 7,029       $20,559       $19,114
Cost of sales                                1,462         1,275         4,870         4,350
                                           -------       -------       -------       -------

Gross profit                                 6,087         5,754        15,689        14,764
Operating expenses                           5,376         5,376        13,624        13,624
                                           -------       -------       -------       -------

Operating income                               711           378         2,065         1,140
Interest expense, other income,
loss on foreign exchange and gain on
discontinued operations                         24            24            44            44
                                           -------       -------       -------       -------

Net income                                     735           402         2,109         1,184
Preferred stock dividends                       51            51           282           282
                                           -------       -------       -------       -------
Net income available to common
stockholders                               $   684       $   351       $ 1,827       $   902
                                           =======       =======       =======       =======

Basic income per share                     $  0.37       $  0.19       $  1.70       $  0.84
                                           =======       =======       =======       =======
Basic weighted common share used             1,867         1,867         1,074         1,074
                                           =======       =======       =======       =======
Diluted income per share                   $  0.19       $  0.10       $  1.09       $  0.54
                                           =======       =======       =======       =======
Diluted weighted commons shares used         3,539         3,539         1,671         1,671
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

Revenue Recognition

     The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $2,695,000 as of September 30, 2002.

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

5.   Equity Transactions

     During the first nine months of 2002, the Company received notice of conversion on $1,556,710 of Series F, H and J Preferred Stock. The Company issued 985,381 shares of Common Stock upon conversion of the shares of Preferred Stock and the accrued dividends thereon.

     The Company issued 19,300 shares of Common Stock to a law firm in the first nine months of 2002 for legal services of approximately $57,100.

     The Company issued 236,663 shares of Common Stock in the first nine months of 2002 for payments of notes payable and accrued interest of approximately $279,000.

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

Results of Operations - Nine Months Ended September 30, 2002 Compared To The Nine Months Ended September 30, 2001.

     As discussed in Note 2 to the consolidated financial statements, we have amended and restated our results for both the three and nine month periods ended September 30, 2002 and 2001. All of the following analyses apply the basis of the restated amounts.

Net Sales. Net sales were approximately $24,556,000 and $19,114,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively; an increase of approximately $5,442,000 or 28%. The increased sales were primarily from the sales of Lexxus products at varying prices in different markets and the expansion of Lexxus into international markets offset by a slight decrease in the sales of eKaire products and by the deferral of revenue related to the administrative enrollment fee of distributors.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2002 was approximately $4,415,000 or 18% of net sales. Cost of goods sold for the nine months ended September 30, 2001 was approximately $4,350,000 or 23% of net sales. Cost of goods sold decreased as a percentage of net sales due to increased sales volume of higher margin inventory, the lower costs associated with the packaging of the Lexxus product line, and increased efficiencies gained from global distribution channels partially offset by the deferral of the cost of sales related to the direct cost of the administrative enrollment fee of the distributors.

Gross Profit. Gross profit increased from approximately $14,764,000 for the nine months ended September 30, 2001 to approximately $20,140,000 for the nine months ended September 30, 2002. The increase of approximately $5,376,000 or 36% is attributable to higher sales volumes by Lexxus and the international expansion of Lexxus slightly offset by the deferral of both revenue and cost of sales related to the administrative enrollment fee of distributors.

Associate Commissions. Associate commissions were approximately $12,413,000 in the nine months ended September 30, 2002 compared to approximately $9,333,000 for the nine months ended September 30, 2001, an increase of approximately $3,080,000. This increase is directly attributable to the higher sales volume generated in 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales increased from approximately $4,290,000 or 22% of net sales in the nine months ended September 30, 2001 to approximately $7,216,000 or 29% of net sales in the nine months ended September 30, 2002. These expenses as a percentage of net sales increased primarily due to the expansion of Lexxus into international markets and the development of a strong global infrastructure, including increased personnel and facility costs.

Operating Income. Operating income decreased from approximately $1,140,000 for the nine months ended September 30, 2001 to approximately $511,000 for the nine months ended September 30, 2002. The decrease is due to the initial costs incurred in opening international offices and developing a marketing strategy in international markets.

Income Taxes. Income tax benefits were not reflected in either period. The anticipated benefits of utilizing net operating losses against future profits were not recognized in the nine months ended September 30, 2002 or the nine months ended September 30, 2001 under the provisions of Financial Standards Board Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes), utilizing the Company's loss carry forward as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

Net Income. Net income was approximately $267,000 in the nine months ended September 30, 2002 as compared to approximately $1,184,000 in the nine months ended September 30, 2001.

Liquidity and Capital Resources

     The Company has funded working capital and capital expenditure requirements primarily from cash receipts, which are directly from the sale of Lexxus and eKaire products.

     In the nine months ended September 30, 2002, NHTC issued 509,882 shares of Common Stock to an accredited investor upon conversion of $1,096,710, face amount of Series F Preferred Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     In the nine months ended September 30, 2002, NHTC issued 60,827 shares of Common Stock to an accredited investor upon conversion of $75,000, face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act.

     In the nine months ended September 30, 2002, NHTC issued 414,673 shares of Common Stock to an accredited investor upon conversion of $385,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.

     At September 30, 2002, the ratio of current assets to current liabilities was 0.63 to 1.0 and the Company had a working capital deficit of approximately $4,653,000.

     Cash provided by operations for the nine months ended September 30, 2002 was approximately $4,478,000. Cash used in investing activities during the period was approximately $547,000, primarily due to increase in restricted cash and capital expenditures. Cash provided by financing activities during the period was approximately $13,000. Total cash increased by approximately $4,100,000 during the period.

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

     During the quarters ended September 30 and December 31, 2003, the Company identified certain matters that resulted in the restatement of the Company's financial statements for the three months ended September 30, 2001 and 2002, as set forth in Note 2 to the Consolidated Financial Statements.

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

Item 2.  Changes in Securities and Use of Proceeds

         In the three months ended September 30, 2002, NHTC issued 23,087 shares of Common Stock to an accredited investor upon conversion of $25,000, face amount of Series H Preferred Stock pursuant to Section 4(2) of the Act.

         In the three months ended September 30, 2002, NHTC issued 229,397 shares of Common Stock to an accredited investor upon conversion of $110,000, face amount of Series J Preferred Stock pursuant to Section 4(2) of the Act.

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