Form 10KSB/A
period 2002-12-31
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $36,968,048.

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

                           Natural Health Trends Corp.
                                  Form 10-KSB/A
                                (Amendment No. 1)
                               2002 Annual Report

Explanatory Note:
-----------------
The purpose of this amendment is to amend Part II Item 6 - Management's Discussion and Analysis and Part II, Item 7 - Financial Statements for the restatements identified below and in note 1 to the consolidated financial statements and to give effect to the 1 for 100 reverse stock split in March 2003. All other items remain unchanged from the original filing.

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

PART II
-------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

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

         In June 2001, NHTC incorporated Lighthouse Marketing Corporation ("Lighthouse"), a Delaware Corporation and a wholly owned subsidiary of NHTC. On January 31, 2003, NHTC entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc. and Lighthouse, pursuant to which Lighthouse purchased a database of distributors from NuEworld in exchange for the issuance of 360,000 shares of our Common Stock.

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

         In April 2002, NHTC incorporated Personal Care International India Pvt. Ltd., a corporation organized under the laws of India and a wholly owned subsidiary of NHTC ("MyLexxus India").

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

         o to two secured creditors of KII, $350,000 aggregate stated value of Series G preferred stock, par value $1,000 per share, of NHTC (the "Series G Preferred Stock")

         In March 2001, Global Health Alternatives, Inc. ("GHA"), a Delaware corporation and wholly owned subsidiary of NHTC, and Ellon, Inc. ("Ellon"), a Delaware corporation and wholly-owned subsidiary of GHA, filed for Chapter 7 bankruptcy liquidation in the United States Bankruptcy Court of the Northern District of Texas. Neither GHA nor Ellon had operations during 2001. Both GHA and Ellon were dissolved in June 2001.

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

         In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the years ended December 31, 2002 and 2001 being decreased by approximately $1,336,000 and $1,155,000, respectively. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $336,000 and $416,000 for the years ended December 31, 2002 and 2001, respectively.

         In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. It was noted that approximately $1,008,000 of sales originally recorded in 2002 were not actually shipped until early 2003. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by $1,008,000 and net sales for the three months ended March 31, 2003 being increased by the same amount. The restatement also resulted in distributor commissions for the year ended December 31, 2002 being decreased by $459,000 and distributor commissions for the three months ended March 31, 2003 being increased by the same amount.

         The Company had not recorded reserves for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that a reserve for returns and refunds for prior quarters was required and should have been recorded. The restatement resulted in net sales for the years ended December 31, 2002 and 2001 being decreased by approximately $350,000 and $650,000, respectively, with corresponding adjustments to cost of sales for the estimated cost of products returned.

         In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. For the year ended December 31, 2002, the Company is now recognizing $2,400,000 of gain on the sale of Kaire as Discontinued Operations and is reducing its Other Income by $800,000. For the year ended December 31, 2001, the Company is now recognizing approximately $710,000 of gain as Discontinued Operations and is reducing its Other Income by approximately $710,000.

         The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001 and that an estimated tax provision in the amount of $300,000 was necessary for the year ended December 31, 2002 and an estimated tax provision in the amount of $210,000 was necessary for the year ended December 31, 2001.

         The Company has determined that the stock options (the "Options") granted in January 2001 and October 2002 to senior executive officers of the Company should be accounted for as variable stock options due to the provision in the stock option plan that allowed the holder to exercise the stock option in an immaculate cashless fashion. The cashless exercise feature allows option holders to use the "in the money" value of the options (or the spread between the exercise price and the fair market price of the underlying shares as of the exercise date) as payment for all, or a portion, of the exercise price of an option. The Options were amended in November 2002 to require the option holder to obtain Company approval before the Option holder could use the cashless exercise feature. Subsequent to the modification, fixed option accounting will be applied to the options. Under variable accounting, changes in the intrinsic value of the stock option result in recording a charge or credit to stock based compensation expense. For the year ended December 31, 2002, the restatement resulted in $1,434,000 being charged to stock option based compensation expense. For the year ended December 31, 2001, the restatement resulted in $120,000 being charged to stock option based compensation expense.

The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                     Year Ended           Year Ended
                                               -------------------    -------------------
                                                December 31, 2002      December 31, 2001
                                               -------------------    -------------------
                                                   As                    As
                                              Previously     As      Previously     As
                                               Reported   Restated    Reported   Restated
                                              ----------  --------   ----------  --------
Net sales                                      $ 39,662   $ 36,968    $ 24,794   $ 22,989
Cost of sales                                     7,391      6,985       5,876      5,298
                                               --------   --------    --------   --------
Gross profit                                     32,271     29,983      18,918     17,691
Operating expenses                               28,770     29,745      17,636     17,756
                                               --------   --------    --------   --------
Income from operations                            3,501        238       1,282        (65)
Other income (expense)                              601       (199)        741         31
                                               --------   --------    --------   --------
Income (loss) from continuing operations
before taxes                                      4,102         39       2,023        (34)
     Income tax expense                              --        300          --        210
                                               --------   --------    --------   --------
Income (loss) before discontinued operations      4,102       (261)      2,023       (244)
                                               --------   --------    --------   --------
     Gain on discontinued operations, net            --      2,400          --        710
                                               --------   --------    --------   --------
Net income (loss)                                 4,102      2,139       2,023        466
     Preferred stock dividends                       70         70       1,089      1,089
                                               --------   --------    --------   --------
Net income (loss) available to common
stockholders                                   $  4,032   $  2,069    $    934   $   (623)
                                               ========   ========    ========   ========
Basic income (loss) per share:
     Continuing operations                     $   1.29   $  (0.11)   $   0.70   $  (0.98)
     Discontinued operations                         --   $   0.77          --       0.52
                                               --------   --------    --------   --------
     Net income (loss)                         $   1.29   $   0.66    $   0.70   $  (0.46)
                                               ========   ========    ========   ========
Basic weighted common shares used                 3,118      3,118       1,342      1,342

Diluted income per share:
     Continuing operations                     $   1.24   $  (0.11)   $   0.39   $  (0.98)
     Discontinued operations                         --       0.77          --       0.52
                                               --------   --------    --------   --------
     Net income (loss)                         $   1.24   $   0.66    $   0.39   $  (0.46)
                                               ========   ========    ========   ========
Diluted weighed common shares used                3,247      3,118       2,393      1,342
                                               ========   ========    ========   ========

         The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in income before discontinued operations of approximately $4,363,000 from the amounts previously reported for the year ended December 31, 2002. Net income available to stockholders decreased by approximately $1,963,000 from the amounts previously reported. Restated basic and diluted income per share from continuing operations decreased by $1.40 and $1.35, respectively, from the amounts previously reported for the year ended December 31, 2002. Net income for basic and diluted income per share decreased by $0.63 and $0.58, respectively, from the amounts previously reported for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

         As discussed in Note 1 to the consolidated financial statements, we have restated our results for the year December 31, 2002 and 2001. All of the following analyses apply the basis of the restated amounts.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues

         Revenues for the year ended December 31, 2002 were approximately $36,968,000 as compared to revenues for the year ended December 31, 2001 of approximately $22,989,000, an increase of approximately $13,979,000 or approximately 61%. The increased sales for the year ended December 31, 2002 were primarily from the sale of Lexxus products with an expansion into many other countries and with eKaire showing a slight rise in sales from the year ended December 31, 2001.

Cost of Sales

         Cost of sales for the year ended December 31, 2002 was approximately $6,985,000 or 19% of revenues. Cost of sales for the year ended December 31, 2001 was $5,298,000 or 23% of revenues. The total cost of sales increased by approximately $1,688,000 or 32%, most of which was attributable to Lexxus product mix and sales volume compared to 2001 sales of eKaire products and a smaller Lexxus product mix in fewer countries. The decrease in the cost of sales as a percentage of revenues is attributable to lower manufactured cost of Lexxus products in conjunction with the higher sales volume of Lexxus products than eKaire products.

Gross Profit

         Gross profit increased from approximately $17,691,000 in the year ended December 31, 2001 to approximately $29,983,000 in the year ended December 31, 2002. The increase was approximately $12,292,000 or 69%. The increase was attributable to the increase in gross sales by both Lexxus and eKaire and the reduction of cost of sales as a percentage of sales due to the growth of Lexxus into more international markets.

Commissions

         Associate commissions were approximately $16,834,000 or 46% of revenues in the year ended December 31, 2002 compared with approximately $12,449,000 or 54% of revenues for the year ended December 31, 2001. The increase of commission expense is directly related to the increase in gross sales and the terms of the compensation plans. The decrease in the commission as a percentage of revenue is due to the normal fluctuations that occur in the compensation plan and also due to the amount of revenue allocated to the compensation plan.

Selling, General and Administrative Expenses

         Selling, general and administrative costs increased from approximately $5,187,000 or 23% of revenues in the year ended December 31, 2001 to approximately $11,477,000 or 31% of revenues in the year ended December 31, 2002, an increase of approximately $6,290,000 or 121% which is attributable to the significant international expansion of Lexxus in 2002 with increased administrative expenses related to the opening of new offices.

Stock Option Based Compensation

     Stock option based compensation increased to $1,434,000 for the year ended December 31, 2002 from $120,000 for the year ended December 31, 2001 due to the variable accounting triggered by a "cashless exercise" feature of certain stock options granted during 2001 and 2002.

Income Taxes

         Income taxes were approximately $300,000 or 20% of net income before taxes for the year ended December 31, 2002 compared to $210,000 or 247% of net income before taxes for the year ended December 31, 2001. The increase in income taxes for 2002 was due to greater net income before taxes in the foreign subsidiaries not offset by the net operating losses of the US parent.

Loss before Discontinued Operations

     Loss before discontinued operations was approximately $261,000 in the year ended December 31, 2002 as compared to a loss before discontinued operations of approximately $244,000 in the year ended December 31, 2001.

Discontinued Operations

         During the year ended December 31, 2002, NHTC realized a gain of approximately $2,400,000 related to the sale and resulting discontinued operations of Kaire Nutraceuticals, Inc. During the year ended December 31, 2001, NHTC realized a gain of approximately $710,000 pertaining to this transaction.

Net Income

         Net income was approximately $2,139,000 in the year ended December 31, 2002 or approximately 10% of revenues as compared to net income of approximately $466,000 in the year ended December 31, 2001.

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

         At December 31, 2002, the ratio of current assets to current liabilities was .89 to 1.0 and NHTC had a working capital deficit of approximately $1,187,000.

         Cash provided by operations for the period ended December 31, 2002 was approximately $4,486,000. Cash used by investing activities during the period was approximately $933,000, which primarily relates to the capital expenditures relating to the expansion of several international offices and to the increase of restricted cash related to the credit card reserve. Cash used in financing activities during the period was approximately $5,000, primarily utilized for the repayment of notes payable and long-term debt partially offset by capital contributions of minority shareholders of certain subsidiaries. Total cash increased by approximately $3,540,000 during the period.


ITEM 7.  FINANCIAL STATEMENTS.
         ---------------------

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

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


The following consolidated financial statements of Natural Health Trends Corp. are included in response to Item 7:




                                                                            PAGE


Report of Independent Auditors' ..........................................   F-2

Consolidated Balance Sheet ...............................................   F-3

Consolidated Statements of Operations ....................................   F-4

Consolidated Statements of Stockholders' Equity ..........................   F-5

Consolidated Statements of Comprehensive Income ..........................   F-6

Consolidated Statements of Cash Flows ....................................   F-7

Notes to Consolidated Financial Statements ...............................   F-8

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Natural Health Trends Corp. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. and Subsidiaries ("NHTC") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of NHTC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present, in all material respects, the consolidated financial position of Natural Health Trends Corp. and Subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements for the year ended December 31, 2002 have been restated (see Note 2).


                                            /s/ Sherb & Co., P.C.
                                            ------------------------------------
                                            Sherb & Co., P.C.
                                            Certified Public Accountants

New York, New York
March 7, 2003 (except for note 2
which is dated as of March 24, 2004)

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                                    December 31,
                                                                       2002
                                                                   ------------
                           ASSETS                                   As Restated
                                                                   ------------
Current Assets:
       Cash                                                        $  3,863,946
       Restricted cash                                                  327,885
       Account receivables                                              519,752
       Inventories                                                    3,153,624
       Prepaid expenses and other current assets                      1,618,650
                                                                   ------------
                 Total Current Assets                                 9,483,857

Property and equipment, net                                             698,918
Goodwill                                                                207,765
Website                                                                  55,417
Deposits and other assets                                               331,606
                                                                   ------------
          Total Assets Total                                       $ 10,777,563
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                            $  3,249,417
       Accrued expenses                                               1,475,639
       Accrued commission payable                                       677,409
       Notes payable                                                    401,523
       Current portion of long term debt                                204,337
       Income tax payable                                               510,000
       Deferred revenue                                               3,499,392
       Other current liabilities                                        653,043
                                                                   ------------
            Total Current Liabilities                                10,670,760

Long term debt                                                           77,750
                                                                   ------------
         Total Liabilities                                           10,748,510

          Minority interest                                             426,747

Stockholders' Equity:
       Preferred stock ($1,000 par value;
         authorized 1,500,000 shares;
         issued and outstanding 16 shares)                               16,330
       Common stock ($0.001 par value;
         authorized 500,000,000 shares;
         issued and outstanding 4,239,439 shares)                         4,240
       Additional paid in capital                                    33,504,514
       Accumulated deficit                                          (33,766,962)
       Deferred compensation                                           (146,250)
       Cumulative currency translation adjustment                        (9,566)
                                                                   ------------
                      Total Stockholders' Equity                       (397,694)
                                                                   ------------
              Total Liabilities and Stockholders' Equity           $ 10,777,563
                                                                   ============

                 See Notes to Consolidated Financial Statements

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended December 31,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
                                                      As Restated     As Restated
                                                     ------------    ------------
Revenues                                             $ 36,968,048    $ 22,988,943
Cost of sales                                           6,985,139       5,297,637
                                                     ------------    ------------

Gross Profit                                           29,982,909      17,691,306

Associate commissions                                  16,834,000      12,449,357
Selling, general and administrative expenses           11,477,024       5,186,633
Stock option based compensation                         1,434,000         120,000
                                                     ------------    ------------

Income from operations                                    237,885         (64,684)

Minority interest in subsidiary                          (231,991)        105,686
Gain (loss) on foreign exchange                            20,557          (5,861)
Other income, net                                          73,132          87,246
Interest expense, net                                     (60,850)       (156,549)
                                                     ------------    ------------
Income from continuing operations before taxes             38,733         (34,162)
     Income taxes                                         300,000         210,000
                                                     ------------    ------------

Income before discontinued operations                    (261,267)       (244,162)

     Gain on discontinued operations, net of taxes      2,400,000         710,023
                                                     ------------    ------------

Net income                                              2,138,733         465,861

     Preferred stock dividends                             70,111       1,089,231
                                                     ------------    ------------

Net income available to common shareholders          $  2,068,622    $   (623,370)
                                                     ============    ============
Basic income per common share:
     Continuing operations                           $      (0.11)   $      (0.98)
     Discontinued operations                                 0.77            0.52
                                                     ------------    ------------
     Net income                                      $       0.66    $      (0.46)
                                                     ============    ============
     Basic weighted common shares used                  3,118,196       1,342,068

Diluted income per common share:
     Continuing operations                           $      (0.11)   $      (0.98)
     Discontinued operations                                 0.77            0.52
                                                     ------------    ------------
     Net income                                      $       0.66    $      (0.46)
                                                     ============    ============
     Diluted weighted common shares used                3,118,196       1,342,068

                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Common Stock                     Preferred Stock
                                            -------------------------      --------------------------
                                              Shares        Amount           Shares         Amount           APIC
                                            ---------    ------------      ----------    ------------    ------------
 BALANCE -December 31, 2000                   157,621    $        157           5,752    $  5,752,410    $ 23,759,408
                                            ---------    ------------      ----------    ------------    ------------
 Conversion of Convertible
   Series E Preferred Stock                   355,230             355            (947)       (946,768)        946,413
 Conversion of Convertible
   Series F Preferred Stock                   515,592             516          (1,416)     (1,416,408)      1,415,892
 Conversion of Convertible
   Series G Preferred Stock                   157,322             157            (344)       (344,200)        344,043
 Conversion of Convertible
   Series H Preferred Stock                   276,994             277            (615)       (614,542)        614,265
 Issuance of Convertible
   Series H Preferred Stock                        --              --             100         100,000              --
 Conversion of Convertible
   Series J Preferred Stock                   122,604             123            (206)       (206,194)        206,071
 Conversion of Notes Payable
   to Common Stock                            228,870             229                                         422,784
 Shares issued for services                   212,246             212                                         521,338
 Penalties                                     82,900              83                                           8,207
Preferred Stock dividends                                                                                   1,089,231
Stock option based compensation                                                                               120,000
Foreign currency translation
Acquisition                                   100,000             100                                         109,900
Deferred Compensation
Net Income
                                            ---------    ------------      ----------    ------------    ------------
 BALANCE -December 31, 2001 (restated)      2,209,379    $      2,209           2,324    $  2,324,298    $ 29,557,552
                                            ---------    ------------      ----------    ------------    ------------
 Conversion of Convertible
   Series F Preferred Stock                   610,995             611          (1,201)     (1,200,960)      1,200,349
 Conversion of Convertible
   Series H Preferred Stock                   137,497             137            (150)       (150,000)        149,863
 Conversion of Convertible
   Series J Preferred Stock                 1,025,397           1,026            (777)       (777,476)        776,450
 Conversion of Notes Payable
   to Common Stock                            236,663             237                                         279,885
 Conversion of Series F Preferred
   Stock to note payable                                                         (180)       (179,532)
 Shares issued for services                    19,510              20                                          36,304
Preferred Stock dividends                                                                                      70,111
Stock option based compensation                                                                             1,434,000
Foreign currency translation
Deferred Compensation
Net Income
                                            ---------    ------------      ----------    ------------    ------------
 BALANCE -December 31, 2002 (restated)      4,239,441    $      4,240              16    $     16,330    $ 33,504,514
                                            =========    ============      ==========    ============    ============

                                               Accum          Foreign
                                              Deficit         Currency           Comp          Total
                                            ------------    ------------    ------------    ------------
 BALANCE -December 31, 2000                 ($35,212,214)   ($    37,203)            --     ($ 5,737,442)
                                            ------------    ------------    ------------    ------------
 Conversion of Convertible
   Series E Preferred Stock                                                                           --
 Conversion of Convertible
   Series F Preferred Stock                                                                           --
 Conversion of Convertible
   Series G Preferred Stock                                                                           --
 Conversion of Convertible
   Series H Preferred Stock                                                                           --
 Issuance of Convertible
   Series H Preferred Stock                                                                      100,000
 Conversion of Convertible
   Series J Preferred Stock                                                                           --
 Conversion of Notes Payable
   to Common Stock                                                                               423,013
 Shares issued for services                                                                      521,550
 Penalties                                                                                         8,290
Preferred Stock dividends                     (1,089,231)                                             --
Stock option based compensation                                                                  120,000
Foreign currency translation                                      34,962                          34,962
Acquisition                                                                                      110,000
Deferred Compensation                                                           (416,250)       (416,250)
Net Income                                       465,861                                         465,861
                                            ------------    ------------    ------------    ------------
 BALANCE -December 31, 2001 (restated)      $(35,835,584)   $     (2,241)   $   (416,250)   $ (4,370,016)
                                            ------------    ------------    ------------    ------------
 Conversion of Convertible
   Series F Preferred Stock                                                                           --
 Conversion of Convertible
   Series H Preferred Stock                                                                           --
 Conversion of Convertible
   Series J Preferred Stock                                                                           --
 Conversion of Notes Payable
   to Common Stock                                                                               280,122
 Conversion of Series F Preferred
   Stock to note payable                                                                        (179,532)
 Shares issued for services                                                                       36,324
Preferred Stock dividends                        (70,111)                                             --
Stock option based compensation                                                                1,434,000
Foreign currency translation                                      (7,325)                         (7,325)
Deferred Compensation                                                            270,000         270,000
Net Income                                     2,138,733                                       2,138,733
                                            ------------    ------------    ------------    ------------
 BALANCE -December 31, 2002 (restated)      $(33,766,962)   $     (9,566)   $   (146,250)   $   (397,694)
                                            ============    ============    ============    ============

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                       Years Ended December 31,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------      -----------
                                                    As Restated      As Restated
                                                    -----------      -----------
Net Income                                          $ 2,138,733      $   465,861
Other comprehensive income, net of tax:
Foreign currency translation adjustments                 (7,325)          34,962
                                                    -----------      -----------
Comprehensive Income                                $ 2,131,408      $   500,823
                                                    ===========      ===========

                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years Ended December 31,
                                                                --------------------------
                                                                    2002          2001
                                                                -----------    -----------
                                                                As Restated    As Restated
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 2,138,733    $   465,861
   Less gain from discontinued operations                        (2,400,000)      (710,023)
                                                                -----------    -----------
Income from continuing operations                                  (261,267)      (244,162)
                                                                -----------    -----------
Adjustments to reconcile income from continuing
  operations to net cash provided:
     Depreciation and amortization                                  199,698        121,659
     Impairment of fixed assets                                          --         35,448
     Minority interest in subsidiary                                231,991       (105,686)
     Common Stock issued for services and penalties                  36,324        529,841
     Stock option based compensation                              1,434,000        120,000
     Change in deferred compensation                                270,000       (416,250)
Changes in assets and liabilities
      Accounts receivable                                          (399,935)       (68,049)
      Inventories                                                (2,066,363)      (890,192)
      Prepaid expenses                                             (496,922)      (645,432)
      Deposits and other assets                                    (465,625)      (237,646)
      Accounts payable                                            1,613,742      1,698,929
      Accrued expenses                                              642,182       (713,728)
      Accrued commissions                                           557,557        (31,832)
      Deferred revenue                                            2,344,299      1,035,680
      Income tax payable                                            300,000        210,000
      Other current liabilities                                     545,820       (177,432)
                                                                -----------    -----------
      Total adjustments                                           4,746,768        465,310
                                                                -----------    -----------
Net Cash Provided by Operating Activities                         4,485,501        221,148
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                         (706,364)      (141,707)
      Purchase of websites                                               --       (133,000)
      Increase in restricted cash                                  (227,076)       (27,975)
                                                                -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                              (933,440)      (302,682)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from preferred stock                                      --        100,000
      Minority interest contribution                                194,756             --
      Payments of capital lease obligation                               --        (46,590)
      Proceeds from notes payable and long-term debt                 25,000        288,000
      Payments of notes payable and long-term debt                 (224,861)       (78,942)
                                                                -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (5,105)       262,468
                                                                -----------    -----------
EFFECT OF EXCHANGE RATE                                              (7,325)        34,962

NET INCREASE IN CASH                                              3,539,631        215,896

CASH, BEGINNING OF PERIOD                                           324,315        108,419
                                                                -----------    -----------
CASH, END OF PERIOD                                             $ 3,863,946    $   324,315
                                                                ===========    ===========
DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
   (1) Conversion of Preferred Stock to Common Stock              2,128,436      3,528,112
   (2) Conversion of debentures, notes payable and
         related accrued interest to Common Stock                   280,122        521,550
   (3) Preferred Stock dividends                                     70,111      1,089,231
   (4) Common Stock issued for acquisition                               --        110,000
   (5) Preferred Stock redeemed for notes payable                   179,532             --

                 See Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 and 2001

1.   ORGANIZATION

     NHTC was incorporated on December 1, 1988 in the state of Florida as "Florida Institute of Massage Therapy, Inc.", and changed its name to "Natural Health Trends Corp." on June 24, 1993. The Florida Institute of Massage Therapy, Inc. was initially formed to primarily operate vocational schools in Florida. In August 1998, we sold the 3 vocational schools that we operated. In July 1997, we acquired all of the outstanding capital stock of Global Health Alternatives, Inc. ("GHA"), which operated our natural health care product division. NHTC's Common Stock, par value $0.001 per share (the "Common Stock") is listed on the Over-the-Counter Bulletin Board (the "OTCBB"). In March 2003, NHTC effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC". All share references will give effect to the reverse stock split.

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

     In June 2001, NHTC incorporated Lighthouse Marketing Corporation ("Lighthouse"), a Delaware Corporation and a wholly owned subsidiary of NHTC. On January 31, 2003, NHTC entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc. and Lighthouse, pursuant to which Lighthouse purchased a database of distributors from NuEworld in exchange for the issuance of 360,000 shares of our Common Stock.

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

     In April 2002, NHTC incorporated Personal Care International India Pvt. Ltd., a corporation organized under the laws of India and a wholly owned subsidiary of NHTC ("MyLexxus India").

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

     o to two secured creditors of KII, $350,000 aggregate stated value of Series G preferred stock, par value $1,000 per share, of NHTC (the "Series G Preferred Stock")

     In March 2001, Global Health Alternatives, Inc. ("GHA"), a Delaware corporation and wholly owned subsidiary of NHTC, and Ellon, Inc. ("Ellon"), a

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

     In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the years ended December 31, 2002 and 2001 being decreased by approximately $1,336,000 and $1,155,000, respectively. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $336,000 and $416,000 for the years ended December 31, 2002 and 2001, respectively.

     In connection with the 2003 annual audit, the Company reviewed its revenue cut-off as of the beginning of 2003. It was noted that approximately $1,008,000 of sales originally recorded in 2002 were not actually shipped until early 2003. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by $1,008,000 and net sales for the three months ended March 31, 2003 being increased by the same amount. The restatement also resulted in distributor commissions for the year ended December 31, 2002 being decreased by $459,000 and distributor commissions for the three months ended March 31, 2003 being increased by the same amount.

     The Company had not recorded reserves for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that the reserves for returns and refunds for prior quarters were required and should be recorded. The restatement resulted in net sales for the years ended December 31, 2002 and 2001 being decreased by approximately $350,000 and $650,000, respectively, with corresponding adjustments to cost of sales for the estimated cost of products returned.

     In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. For the year ended December 31, 2002, the Company is now recognizing $2,400,000 of gain on the sale of Kaire as Discontinued Operations and is reducing its Other Income by $800,000. For the year ended December 31, 2001, the Company is now recognizing approximately $710,000 of gain as Discontinued Operations and is reducing its Other Income by approximately $710,000.

     The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001 and that an estimated tax provision in the amount of $300,000 was necessary for the year ended December 31, 2002 and an estimated tax provision in the amount of $210,000 was necessary for the year ended December 31, 2001.

     The Company has determined that the expense incurred in connection with the issuance of certain stock options (the "Options") granted in January 2001 and October 2002 to senior executive officers of the Company should be reported using variable accounting rather than the fixed accounting method because the Options contained a "cashless" exercise feature. A cashless exercise feature allows option holders to use the "in the money" value of the options (or the spread between the exercise price and the fair market price of the underlying shares as of the exercise date) as payment for all, or a portion, of the exercise price of an option. The Options were amended in November 2002 to require the option holder to obtain Company approval before the Option holder could use the cashless exercise feature. Under variable accounting, changes in the market value of a company's shares will generally result in recording a charge or credit to stock based compensation expense. For the year ended December 31, 2002 and 2001, the restatement resulted in $1,434,000 and $120,000, respectively, being charged to stock option based compensation expense.

     The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                    Year Ended             Year Ended
                                               -------------------    -------------------
                                                December 31, 2002      December 31, 2001
                                               -------------------    -------------------
                                                  As                     As
                                              Previously     As      Previously     As
                                               Reported   Restated    Reported   Restated
                                              ----------  --------   ----------  --------
Net sales                                      $ 39,662   $ 36,968    $ 24,794   $ 22,989
Cost of sales                                     7,391      6,985       5,876      5,298
                                               --------   --------    --------   --------
Gross profit                                     32,271     29,983      18,918     17,691
Operating expenses                               28,770     29,745      17,636     17,756
                                               --------   --------    --------   --------
Income from operations                            3,501        238       1,282        (65)
Other income (expense)                              601       (199)        741         31
                                               --------   --------    --------   --------
Income (loss) from continuing operations
before taxes                                      4,102         39       2,023        (34)
     Income tax expense                              --        300          --        210
                                               --------   --------    --------   --------
Income (loss) before discontinued operations      4,102       (261)      2,023       (244)
                                               --------   --------    --------   --------
     Gain on discontinued operations, net            --      2,400          --        710
                                               --------   --------    --------   --------
Net income (loss)                                 4,102      2,139       2,023        466
     Preferred stock dividends                       70         70       1,089      1,089
                                               --------   --------    --------   --------
Net income (loss) available to common
stockholders                                   $  4,032   $  2,069    $    934   $   (623)
                                               ========   ========    ========   ========
Basic income (loss) per share:
     Continuing operations                     $   1.29   $  (0.11)   $   0.70   $  (0.98)
     Discontinued operations                         --   $   0.77          --       0.52
                                               --------   --------    --------   --------
     Net income (loss)                         $   1.29   $   0.66    $   0.70   $  (0.46)
                                               ========   ========    ========   ========
Basic weighted common shares used                 3,118      3,118       1,342      1,342

Diluted income per share:
     Continuing operations                     $   1.24   $  (0.11)   $   0.39   $  (0.98)
     Discontinued operations                         --       0.77          --       0.52
                                               --------   --------    --------   --------
     Net income (loss)                         $   1.24   $   0.66    $   0.39   $  (0.46)
                                               ========   ========    ========   ========
Diluted weighed common shares used                3,247      3,118       2,393      1,342
                                               ========   ========    ========   ========

     The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in income before discontinued operations of approximately $4,363,000 from the amounts previously reported for the year ended December 31, 2002. Net income available to stockholders decreased by approximately $1,963,000 from the amounts previously reported. Restated basic and diluted income per share from continuing operations decreased by $1.40 and $1.35, respectively, from the amounts previously reported for the year ended December 31, 2002. Net income for basic and diluted income per share decreased by $0.63 and $0.58, respectively, from the amounts previously reported for the year ended December 31, 2002.

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

Revenue Recognition

     The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $3,499,000 as of December 31, 2002.

     The Company also estimates and records sales return reserve for possible sales refunds based on its historical experience

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


3.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                Estimated Useful
            Type of Property or Equipment           Lives              Amount
         ------------------------------------ -------------------    -----------
         Equipment, furniture and fixtures           5 to 7          $  403,265
         Computers and peripherals                      3               207,655
         Software                                    3 to 5              99,227
         Leasehold improvements                      3 to 5             223,222
                                                                     ----------

                Property and equipment                               $  933,369

         Less:  Accumulated depreciation                               (234,451)
                                                                     ----------

                Property and equipment, net                          $  698,918
                                                                     ==========

4.       NOTES PAYABLE

         Notes Payable consisted of the following at December 31, 2002:

                                       Note Payable                                Amount
           ---------------------------------------------------------------------------------
      (i)  Naline Thompson $50,000 note payable, 12% interest                      $ 50,000

           Merrill Corp. $145,496 note payable, 8% interest, due upon demand       $145,496

           Aloe Commodities International, Inc.,
           non-interest bearing, due upon demand                                   $ 46,000

     (ii)  Lightfoot                                                               $ 15,027

           Life Dynamics, Inc. note payable, interest-free                         $ 20,000

    (iii)  Dr. Michael Jessen                                                      $100,000

           General Note Payable non-interest bearing, due upon demand              $ 25,000
                                                                                   --------

                                      Notes Payable                                $401,523
                                                                                   ========

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

5.       LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 2002:

                            Debt Instrument                              Amount
         ----------------------------------------------------------------------

     (i) Samantha Haimes, $325,000, 10% interest                        $161,942

    (ii) State of Texas, $114,278, 7% interest                          $ 78,642

   (iii) Robert L. Richards, interest-free                              $ 41,503
                                                                        --------

              Total Debt                                                $282,087

              Less: Current Portion of Long-term Debt                   $204,337
                                                                        --------

              Long-term Debt                                            $ 77,750
                                                                        ========

(i) NHTC is making monthly payments of $15,000 until repaid in full with interest.

(ii) NHTC is making monthly payments of $2,200 until repaid in full with interest.

(iii) NHTC is making monthly payments of $1,333 until repaid in full with interest.


     The schedule of annual principal payments on debt for each of the five years in the period ended December 31, 2007 is as follows:

                            Date                     Amount
                  --------------------------      ------------

                            2003                   $204,337

                            2004                   $ 42,396

                            2005                   $ 35,354

                            2006                   $      0

                     2007 and thereafter           $      0

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

     During the year ended December 31, 2001, NHTC had converted 1,416 shares of the Series F Preferred Stock into 515,592 shares of Common Stock.

     During the year ended December 31, 2002, NHTC had converted 1,201 shares of the Series F Preferred Stock into 610,995 shares of Common Stock.

     As of December 31, 2002, there were no shares of Series F Preferred Stock outstanding.

Series G Preferred Stock.

     In February 1999, NHTC issued 350 shares of Series G Preferred Stock with a stated value of $1,000 per share realizing a net value of $350,000. The preferred stock pays a dividend at the rate of 6% per annum. The preferred stock and the accrued dividends thereon are convertible into shares of NHTC's Common Stock at a conversion price equal to 95% of the average closing bid price of the Common Stock for the three trading days immediately proceeding the date on which the Company receives notice of conversion. NHTC is permitted at any time, on five days prior written notice, to redeem the outstanding preferred stock at a redemption price equal to the stated value and the accrued dividends thereon.

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

7.   INCOME TAXES

     The Company's provision for income taxes consisted of the following:

                                              Years ended December 31,
                                         -------------------------------
                                             2002               2001
                                         ------------       ------------
Current tax expense (benefit):
     Federal                             $     58,000       $    156,000
     State                                      8,000             36,000
     Foreign                                  234,000             18,000
                                         ------------       ------------
                                         $    300,000       $    210,000
                                         ============       ============

     The Company accounts for income taxes under the provisions of SFAS 109. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2002, the Company had net deferred assets of approximately $4.1 million which included deferred tax assets of approximately $4.3 million comprised primarily of net operating loss carry forwards and deferred liabilities of approximately $200,000 comprised primarily of the difference between the financial statement and tax basis of fixed assets. The Company has established a valuation allowance for the full amount of such net deferred tax assets at December 31, 2002, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     The Company has a net operating loss carry forward at December 31, 2002 of approximately $12 million, a portion of which begins to expire beginning in 2011. A portion of the net operating loss carry forward may be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries undistributed earnings as of December 31, 2002. Such earnings are intended to be reinvested indefinitely.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                            For the year ended
                                                               December 31,
                                                         -----------------------
                                                            2002         2001
                                                         ---------     ---------
Income tax computed at the US Federal statutory rate     $ 501,000     $  29,000
Effect of permanent differences                              6,000       101,000
Increase (decrease) in valuation allowance                (118,000)       52,000

Foreign taxes different than Federal rate                  (94,000)        4,000

State income taxes, net of Federal benefit                   5,000        24,000
                                                         ---------     ---------
Provision for income taxes                                 300,000     $ 210,000
                                                         =========     =========

8.   COMMITMENTS AND CONTINGENCIES

A.   Office Leases

     NHTC utilizes approximately 1,000 square feet of office space in Irving, Texas on an as needed basis, through an arrangement with Regus Business Centre, which provides business solutions for companies. NHTC pays a minimum annual rental fee of $2,100. Lexxus leases an aggregate of approximately 16,000 square feet of office and warehouse space in Dallas, Texas. The lease term is 38 months, expiring on September 30, 2004, and the current rent is approximately $151,500 per year. Additional warehousing for Lexxus is located in Hollister, Missouri where Lexxus utilizes approximately 35,000 square feet of warehouse space. The lease term is on a month-to-month basis at a rent of $18,000 per year. The Canadian office and warehouse of Lexxus and eKaire leases office space in Langley, British Columbia, totaling approximately 3,600 square feet. The lease term is 36 months, expiring on December 1, 2004 and the current rent is approximately $25,000 per year.

     Kaire Australia, Kaire New Zealand, Lexxus Australia and Lexxus New Zealand lease office space and warehouse facilities of approximately 2,475 square feet in Queensland, Australia. The lease term is 60 months, expiring on January 1, 2007, and the current rent is approximately $20,000 per year.

     In March 2002, Lexxus Taiwan entered into a 24-month agreement for 6,314 square feet of office space at a current rate of approximately $75,000 per year.

     In April 2002, Lexxus India entered into a 60-month agreement for 2,665 square feet of office space at a current rate of approximately $12,000 per year.

     In August 2002, Lexxus Hong Kong entered into a 36-month agreement for approximately 5,400 square feet of office space at a current rate of approximately $140,000 per year.

     In July 2002, Lexxus Singapore entered into a 36-month agreement for 4,155 square feet of office space at a current rate of approximately $116,000 per year.

     In November 2002, MyLexxus Europe entered into a 12-month agreement for 1,841 square feet of office space in Russia at a current rate of approximately $22,000 per year. In October 2002, MyLexxus Europe also entered into a 12-month agreement for 1,582 square feet of office space in France at a current rate of $22,000 per year.

     In January 2003, Lexxus Philippines entered into a 24-month agreement for 6,641 square feet of office space at a current rate of approximately $50,000 per year.

     NHTC believes that such properties are suitable and adequate for the current operating needs. The table below shows the future minimum lease payments due under non-cancelable operating leases at December 31, 2002. Such payments total approximately $1,325,000.

                         Year                         $
               -------------------------- ----------------
               2003                               629,000
               2004                               489,000
               2005                               172,000
               2006                                32,000
               2007 and thereafter                  3,000

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

     NHTC currently buys all of its Enzogenol TM from a single supplier, Enzo Nutraceuticals Ltd.

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

9.   STOCK OPTION PLANS AND WARRANTS

     The following table summarizes the changes in options and warrants outstanding, and the related exercise price for shares of NHTC's Common Stock:

                                                                 Weighted                                    Weighted
                                                                  Average                                    Average
                                                                 Exercise                                    Exercise
                                                               Price: Stock                                   Price:
                                                 Shares          Options       Exercisable     Shares        Warrants    Exercisable
                                               ----------      ------------    -----------   ----------      ---------   -----------
Outstanding at December 31, 2000                      441      $   1,568.00            441       29,521      $ 674.00        29,521
                                               ----------      ------------     ----------   ----------      ---------   ----------
    Granted                                        65,500              1.22         63,000           --             --           --
    Cancelled                                        (441)               --           (441)     (29,521)            --      (29,521)
                                               ----------      ------------     ----------   ----------      ---------   ----------
Outstanding at December 31, 2001                   63,500      $       1.22         63,000           --      $      --           --
                                               ----------      ------------     ----------   ----------      ---------   ----------
    Granted                                     1,260,000              1.05      1,179,996           --             --           --
    Cancelled                                          --                --             --           --             --           --
                                               ----------      ------------     ----------   ----------      ---------   ----------
Outstanding at December 31, 2002                1,323,500      $       1.06      1,243,496           --      $      --           --
                                               ----------      ------------     ----------   ----------      ---------   ----------

The following table summarizes information about exercisable stock options and warrants at December 31, 2002:

                                                 Remaining     Average                     Average
                   Range of         Number      Contractual    Exercise      Number        Exercise
                Exercise Price   Outstanding       Life         Price      Exercisable      Price
               -------------------------------------------------------------------------------------
      Options:    $1.00 - $5.00      1,323,500     2 -10        $1.06       1,243,496       $1.08

     For disclosure purposes in according with Statement of Financial Accounting Standards 123 ("SFAS 123"), the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2002 and 2001 respectively: annual dividends of $0; expected volatility of 200% and 50% for 2002 and 2001, respectively; risk free interest rate of 7% and expected life of 10 years. The weighted average fair value of stock options granted during the years ended December 31, 2002 and 2001 was $.81 and $.56, respectively. If NHTC had recognized compensation cost of stock options in accordance with SFAS 123, NHTC's proforma income (loss) and net income (loss) per share would have been as follows:

                                                       Year Ended December 31,
                                                     --------------------------
                                                         2002           2001
                                                      As Restated    As Restated
                                                     ------------   ------------
Net income available to common shareholders          $  2,068,622   $  (623,370)
  Add: Stock-based employee compensation
  expense included in reported net income,
  net of tax effect                                     1,434,000       120,000

  Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method, net of tax effect                              (917,608)      (35,280)

Pro forma net income available to common
stockholders                                            2,585,014      (538,650)

Basic income per share:
  As reported                                        $       0.66         (0.46)
  Pro forma                                          $       0.83         (0.46)

Diluted income per share:
  As reported                                        $       0.66         (0.46
  Pro forma                                          $       0.83         (0.46)


10.  FOREIGN SALES

     NHTC has substantially increased its international presence both in sales and long-lived assets. NHTC's sales and long-lived assets by country for 2002 and 2001 are approximately as follows:

                           Sales to       Sales to      Long-lived   Long-lived
                         unaffiliated   unaffiliated    assets at    assets at
                         customers in   customers in   December 31, December 31,
                             2002           2001           2002         2001
                          -----------   -----------   -----------   -----------
North America             $13,452,000   $20,894,000   $   481,000   $   725,000
Taiwan                      5,579,000            --       341,000            --
Hong Kong                   6,067,000            --       181,000            --
Russia                      8,999,000            --        42,000            --
Other                       2,871,000     2,094,000       249,000        55,000
                          -----------   -----------   -----------   -----------

Consolidated              $36,968,000   $22,988,000   $ 1,294,000   $   780,000
                          -----------   -----------   -----------   -----------

11.  SUBSEQUENT EVENTS

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

Dated:     Dallas, Texas
           April 12, 2004


                               NATURAL HEALTH TRENDS CORP.


                               By: /s/ MARK D. WOODBURN
                                  ----------------------------------------------
                                  Mark D. Woodburn
                                  President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


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

Signature                                        Title                                         Date
---------                                        -----                                         ----
/s/ MARK D. WOODBURN                             President, Chief Financial                    April 12, 2004
----------------------------------------         Officer and Director
Mark D. Woodburn


/s/ TERRY LACORE                                 Director                                      April 12, 2004
----------------------------------------
Terry LaCore

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