Form 10QSB/A
period 2003-03-31
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

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

                           NATURAL HEALTH TRENDS CORP.

                                  Form 10-QSB/A

                        For Quarter Ended March 31, 2003


Explanatory Note:
----------------
The purpose of this amendment is to amend Part I, Item 2 - Management's Discussion and Analysis and Part I, Item 1 -Financial Statements for the restatements identified in note 2 to the consolidated financial statements and to give effect to the 1 for 100 reverse stock split in March 2003. All other items remain unchanged from the original filing.

During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

         (i) revenue recognition with respect to administrative enrollment fees;
         (ii)     revenue cut-off between 2002 and 2003;
         (iii)    accounts receivable reconciliation to supporting documents;
         (iv)     reserves established for product returns and refunds;
         (v) the gain recorded in connection with the sale of a subsidiary in 2001; and
         (vi)     income tax provisions.

Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as the Form 10-KSB for the years ended December 31, 2001 and 2002.

                           NATURAL HEALTH TRENDS CORP.

                                  FORM 10-QSB/A

                        For Quarter Ended March 31, 2003

                                      INDEX


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet as of March 31, 2003                   1
           (unaudited)

           Consolidated Statements of Operations (unaudited)
           for the three months ended March 31, 2003 and 2002                2

           Consolidated Statements of Comprehensive Income (unaudited)
           for the three months ended March 31, 2003 and 2002                3

           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 2003 and 2002                4

           Notes to the Consolidated Financial Statements                    5

  Item 2.  Management's Discussion and Analysis or Plan of Operations       10

  Item 3.  Controls and Procedures                                          13


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                14

  Item 2.  Changes in Securities and Use of Proceeds                        14

  Item 3.  Defaults Upon Senior Securities                                  14

  Item 4.  Submission of Matters to a Vote of Security Holders              14

  Item 5.  Other Information                                                14

  Item 6.  Exhibits and Reports on Form 8-K                                 14

Signature                                                                   15

Certifications                                                              16

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                     March 31,
                                                                       2003
                                                                    As Restated
                                                                   ------------

                                     ASSETS
Current Assets:
       Cash                                                        $  3,009,487
       Restricted Cash                                                  377,668
       Accounts receivable                                              555,864
       Inventories                                                    3,160,898
       Prepaid expenses and other current assets                        977,710
                                                                   ------------
                   Total Current Assets                               8,081,627


       Property and equipment, net                                      691,884
       Deposits and other assets                                        471,704
       Goodwill                                                         207,765
       Database                                                         856,845
       Website                                                           44,333
                                                                   ------------
                   Total Assets                                    $ 10,354,158
                                                                   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                            $  1,965,726
       Accrued expenses                                               1,223,904
       Accrued associate commissions                                    868,714
       Notes payable                                                    369,529
       Current portion of long term debt                                191,102
       Deferred Revenue                                               1,887,497
       Income Tax Payable                                               880,000
       Other current liabilities                                        648,541
                                                                   ------------
                   Total Current Liabilities                          8,035,013
                                                                   ------------


    Long term notes payable                                              39,039
                                                                   ------------
              Total Liabilities                                       8,074,052

    Minority interest                                                   532,395

Stockholders' Equity:
       Preferred stock ($1,000 par value; authorized
       1,500,000 shares; issued 16 shares)                               16,330
       Common stock ($.001 par value; authorized
       500,000,000 shares; issued and outstanding 4,627,939
       shares)                                                            4,628
       Additional paid in capital                                    34,184,792
       Accumulated deficit                                          (32,394,562)
       Deferred compensation                                            (78,750)
       Accumulated other comprehensive income                            15,273
                                                                   ------------
                   Total Stockholders' Equity                         1,747,711
                                                                   ------------

       Total Liabilities and Stockholders' Equity                  $ 10,354,158
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2003            2002
                                                    As Restated     As Restated
                                                   ------------    ------------

Net Sales                                          $ 11,240,317    $  4,928,883
Cost of sales                                         2,096,707         903,291
                                                   ------------    ------------

Gross profit                                          9,143,610       4,025,592

Associate commissions                                 4,581,118       3,211,736
Selling, general and administrative expenses          2,822,956       1,981,838
                                                   ------------    ------------
Operating income (loss)                               1,739,536      (1,167,982)

Minority interest in subsidiary                        (105,648)        (11,837)
Gain (loss) on foreign exchange                          52,800             (90)
Other income (expense), net                              64,514         (30,638)
Interest expense, net                                    (8,400)        (17,629)
                                                   ------------    ------------

Net income (loss) from continuing operations          1,742,802      (1,228,176)

Income Tax Expense                                      370,000              --
                                                   ------------    ------------

Net income (loss)                                     1,372,802      (1,228,176)

Preferred stock dividends                                   402          22,285
                                                   ------------    ------------

Net income (loss) to common shareholders           $  1,372,400    $ (1,250,461)
                                                   ============    ============

Basic income (loss) per common share               $       0.30    $      (0.47)
                                                   ============    ============

Basic weighted common shares used                     4,511,391       2,665,248
                                                   ============    ============


Diluted income (loss) per common share             $       0.28    $      (0.37)
                                                   ============    ============

Diluted weighted common shares used                   4,907,791       3,398,886
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                       2003            2002
                                                    As Restated     As Restated
                                                   ------------    ------------
Net income (loss)                                  $  1,372,802    $ (1,228,176)

Other comprehensive
income, net of tax:
     Foreign currency
     translation adjustment                              24,840           5,842
                                                   ------------    ------------

Comprehensive income (loss)                        $  1,397,642    $ (1,222,334)
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                      ----------------------------
                                                          2003            2002
                                                       As Restated     As Restated
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  1,372,802    $ (1,228,176)
                                                      ------------    ------------

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

  Depreciation and amortization                            366,282         154,875
  Stock issued for services/ interest                       50,265           3,600
  Minority interest of subsidiary                          105,648          11,837

Changes in assets and liabilities:
  Accounts receivable                                      (36,112)       (504,090)
  Inventories                                               (7,274)       (203,102)
  Prepaid expenses                                         182,236        (124,027)
  Deposits and other assets                                318,606         260,585
  Accounts payable and accrued expenses                 (1,344,122)      1,383,924
  Income tax payable                                       370,000              --
  Deferred revenue                                      (1,611,895)      1,331,396
  Other current liabilities                                 (4,502)        (14,946)
                                                      ------------    ------------
    Total Adjustments                                   (1,610,868)      2,300,052
                                                      ------------    ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (238,066)      1,071,876
                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (280,664)       (298,609)
  Database purchase                                       (226,845)             --
  (Increase) decrease in restricted cash                   (49,783)         82,759
                                                      ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                     (557,292)       (215,850)
                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                --          75,000
  Payments of notes payable and long-term debt             (83,940)        (42,901)
  Investments by minority interest owner                        --         135,714
                                                      ------------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (83,940)        167,813
                                                      ------------    ------------

  Effect of exchange rate                                   24,839           5,842

NET (DECREASE)INCREASE IN CASH                            (854,459)      1,029,681

CASH, BEGINNING OF PERIOD                                3,863,946         324,315
                                                      ------------    ------------

CASH, END OF PERIOD                                   $  3,009,487    $  1,353,996
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

2.  Restatement of Previously Issued Financial Statements

    During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

(i)   revenue recognition with respect to administrative enrollment fees;
(ii)  revenue cut-off between 2002 and 2003;
(iii) accounts receivable reconciliation to supporting documents;
(iv)  reserves established for product returns and refunds;
(v)   the gain recorded in connection with the sale of a subsidiary in 2001; and
(vi)  income tax provisions.

    Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as the Form 10-KSB for the years ended December 31, 2001 and 2002.

    In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three month period ended March 31, 2002 being decreased by approximately $1,138,000. The restatement resulted in net sales for the three month period ended March 31, 2003 being increased by approximately $604,000. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $170,000 for the three month period ended March 31, 2002. Compared to amounts previously reported, the restatement increased cost of sales by approximately $135,000 for the three month period ended March 31, 2003.

    In addition, the Company and its new independent accounting firm reviewed revenue cut-off as the beginning of 2003. It was noted that approximately $1,008,000 of sales originally recorded in 2002 were not actually shipped until early 2003. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by $1,008,000 and net sales for the three months ended March 31, 2003 being increased by $1,008,000. The restatement also resulted in distributor commissions for the year ended December 31, 2002 being decreased by $459,000 and distributor commissions for the three month period ended March 31, 2003 being increased by $459,000.

    Also in connection with its review, the Company determined that its accounts receivable as of March 31, 2003 did not reconcile in total to supporting details for such transactions. The restatement resulted in net sales being decreased by $140,000 as of March 31, 2003.

    The Company had not recorded a reserve for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon an analysis of the Company's historical returns and refund trends by country, it was determined that a reserve for returns and refunds for prior periods were required and should be recorded. The restatement resulted in net sales for the three months ended March 31, 2002 being decreased by approximately $88,000, with corresponding adjustments to cost of sales for the estimated cost of products returned. The restatement resulted in net sales for the three months ended March 31, 2003 being increased by approximately $125,000, with corresponding adjustments to cost of sales for the estimated cost of products returned.

    As previously disclosed in the Company's 2001 and 2002 Form 10-KSB, the Company sold in 2001 all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire of approximately $3.1 million was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from Q4 2001 through Q2 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002. The restatement resulted in extraordinary gain due to forgiveness of debt for the three months ended March 31, 2002 being decreased by $200,000. The impact of this restatement for the three months ended March 31, 2003 is a reduction in other income of $200,000.

    The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in either 2001 or 2002. Upon further review, it has been determined that the available net operating loss is not expected to be sufficient to offset all of the taxable income in 2002 and 2003. The impact of this restatement resulted in an increase in income taxes for the period ended March 31, 2003 of $370,000.

    The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                        Three Months Ended
                                                           March 31, 2003
                                                    ---------------------------
                                                         As             As
                                                     Previously      Restated
                                                      Reported
                                                    ------------   ------------

    Net sales                                       $      9,643   $     11,240
    Cost of sales                                          1,937          2,097
                                                    ------------   ------------

    Gross profit                                           7,706          9,143
    Operating expenses                                     6,945          7,403
                                                    ------------   ------------

    Operating income                                         761          1,740
    Interest expense, other income,
    loss on foreign exchange and
    gain on discontinued operations                          203              3
                                                    ------------   ------------

    Net income from continuing operations                    964          1,743
    Income tax expense                                        --            370
    Net income                                               964          1,373
    Preferred stock dividends                                 --             --
                                                    ------------   ------------
    Net income available to common
    stockholders                                    $        964   $      1,373
                                                    ============   ============


    Basic income per share                          $       0.21   $       0.30
                                                    ============   ============

    Basic weighted commons shares used                     4,511          4,511
                                                    ============   ============

    Diluted income per share                        $       0.18   $       0.28
                                                    ============   ============

    Diluted weighted commons shares used                   5,504          4,908
                                                    ============   ============

    Basic and Diluted Income per share:

    The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net increase in net income before discontinued operations of approximately $409,000 from the amounts previously reported for the three months ended March 31, 2003. Restated basic income per share increased by $0.09 for the three months ended March 31, 2003. Restated diluted income per share increased by $0.10 for the three months ended March 31, 2003. The weighted common shares have been recalculated with the treasury stock method utilizing the average stock price for the period versus the closing stock price.

                                                        Three Months Ended
                                                           March 31, 2002
                                                   ----------------------------
                                                        As              As
                                                    Previously       Restated
                                                     Reported
                                                   ------------    ------------

    Net sales                                      $      6,154    $      4,929
    Cost of sales                                         1,090             903
                                                   ------------    ------------

    Gross profit                                          5,064           4,026
    Operating expenses                                    5,194           5,194
                                                   ------------    ------------

    Operating income                                       (130)         (1,168)
    Interest expense, other income,
    loss on foreign exchange and
    gain on discontinued operations                         (60)            (60)
                                                   ------------    ------------

    Income before extraordinary items                      (190)         (1,228)
    Extraordinary gain-forgiveness of debt                  200              --
                                                   ------------    ------------
    Net income                                               10          (1,228)
    Preferred stock dividends                                22              22
                                                   ------------    ------------
    Net income available to common
    stockholders                                   $        (12)   $     (1,250)
                                                   ============    ============


    Basic income per share                         $       0.00    $      (0.47)
                                                   ============    ============

    Basic weighted commons shares used                    2,665           2,665
                                                   ============    ============

    Diluted income per share                       $       0.00    $      (0.37)
                                                   ============    ============

    Diluted weighted commons shares used                  3,399           3,399
                                                   ============    ============

    Basic and Diluted Income per share:

    The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in net income available to stockholders of approximately $1,238,000 over the amounts previously reported for the three months ended March 31, 2002. Restated basic and diluted income per share decreased $0.47 and $0.37, respectively, for the three months ended March 31, 2002.

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

    Revenue Recognition

    The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $1,887,000 as of March 31, 2003.

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

5.  Recent Accounting Pronouncements

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

    Results of Operations - Three Months Ended March 31, 2003 Compared To The Three Months Ended March 31, 2002.

    As discussed in Note 2 to the consolidated financial statements, we have amended and restated our results for the three month period ended March 31, 2003 and March 31, 2002. All of the following analyses apply the basis of the restated amounts.

    Net Sales. Revenues were approximately $11,240,000 and $4,929,000 for the three months ended March 31, 2003 and March 31, 2002, respectively; an increase of $6,311,000. The increased sales were primarily from additional sales of Lexxus products and the expansion of Lexxus into new international markets, offset by a slight decrease in the sales of eKaire products.

    Cost of Sales. Cost of sales for the three months ended March 31, 2003 was approximately $2,097,000 or 19% of net sales. Cost of sales for the three months ended March 31, 2002 was approximately $903,000 or 18% of net sales. The total cost of sales increased due to increased sales volume and increased costs associated with the packaging of the Lexxus product line.

    Gross Profit. Gross profit increased from approximately $4,026,000 in the three months ended March 31, 2002 to approximately $9,144,000 in the three months ended March 31, 2003. The increase in gross profit of approximately $5,118,000 was attributable to higher sales volumes by Lexxus.

    Associate Commissions. Associate commissions were approximately $4,581,000 or 41% of sales in the three months ended March 31, 2003 compared to approximately $3,212,000 or 65% of sales for the three months ended March 31, 2002. The increase of commission expense is directly related to the increase in gross sales and the terms of the compensation plans. The decrease in commission expense as a percentage of sales is due to the normal fluctuations that occur in the compensation plan and also due to the amount of revenues allocated to the compensation plan.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales decreased from approximately $1,982,000 or 40% of sales in the three months ended March 31, 2002 to approximately $2,823,000 or 25% of sales in the three months ended March 31, 2003. These costs as a percentage of net sales decreased primarily due to recent cost containment efforts and the leverage of Lexxus expansion into new international markets.

    Operating Income (loss). Operating (loss) income increased from an operating loss of approximately $1,168,000 in the three months ended March 31, 2002 to operating income of approximately $1,740,000 in the three months ended March 31, 2003. This is attributable to higher sales volume, increased selling, general and administrative costs offset by decreased associate commissions.

    Income Taxes. Income tax benefits were not reflected for the period ended March 31, 2002. The anticipated benefits of utilizing net operating losses against future profits were not recognized in the three months ended March 31, 2002 under the provisions of SFAS No. 109, Accounting for Income Taxes, utilizing the Company's loss carry forward as a component of income tax expense. A valuation allowance equal to the net deferred tax asset has been recorded, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized. In March 2003, the Company recorded income tax expense of $370,000, as the utilization of the net operating loss was limited by Section 382 of the Internal Revenue Code.

    Net Income (loss). Net income was approximately $1,373,000 in the three months ended March 31, 2003 as compared to a loss of approximately $1,228,000 in the three months ended March 31, 2002. This increase is due to increased sales and efficient cost containment efforts.

    Liquidity and Capital Resources:

    The Company has funded the working capital and capital expenditure requirements primarily from cash provided through operations and through limited borrowings from individuals.

    At March 31, 2003, the ratio of current assets to current liabilities was
    1.0 to 1.0 and the Company had working capital of approximately $47,000.

    Cash used in operations for the three months ended March 31, 2003 was approximately $238,000 primarily due to the payment of accounts payable and accrued expenses. Cash used in investing activities during the period was approximately $557,000 primarily due to the purchase of a database and capital expenditures. Cash used by financing activities during the period was approximately $84,000. Total cash decreased by approximately $854,000 during the period.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 11, 2003, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a)Election of Directors. Mark D. Woodburn and Terry LaCore were elected to the Board of Directors of the Company for a term of one (1) year, receiving 415,838,786 votes and 416,038,786 votes respectively in favor of his election (89.8% of the shares outstanding).

         (b)Reverse Stock Split. The reverse stock split of the Company's issued common stock, par value $.001 per share, on the basis of one (1) new share of common stock for each one hundred (100) shares of common stock outstanding was approved by the stockholders of the Company (409,797,841 votes for (88.5% of the shares outstanding); 4,177,119 shares against; and 3,418,759 shares abstained).

         (c)2002 Stock Plan. The adoption of the Company's 2002 Stock Plan was approved by the stockholders of the Company (412,733,533 votes for (89.2% of the shares outstanding); 4,349,569 shares against; and 310,615 shares abstained).

         (d)Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Sherb & Co., LLP as independent accountants of the Company for fiscal year ending December 31, 2002 was approved by the stockholders of the Company (416,097,978 votes for (89.9% of the shares outstanding); 1,134,816 votes against; and 160,925 shares abstained).

         (e)Ratification of the Amendment to the Company's Articles of Incorporation. The ratification of the amendment to the Company's Articles of Incorporation pursuant to which the Company increased the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares was approved by the stockholders of the Company (414,491,065 votes for (89.5% of the shares outstanding); 2,531,104 votes against; and 371,550 shares abstained).

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



                                        NATURAL HEALTH TRENDS CORP.

                                        By: /s/ MARK D. WOODBURN
                                            ------------------------------
                                            Mark D. Woodburn
                                            President


Date:   April 12, 2004