Form 10QSB/A
period 2003-06-30
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

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

                                  Form 10-QSB/A

                         For Quarter Ended June 30, 2003


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

                           NATURAL HEALTH TRENDS CORP.

                                   FORM 10-QSB

                         For Quarter Ended June 30, 2003

                                   (UNAUDITED)

                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheet as of June 30, 2003                    1

           Consolidated Statements of Operations
           for the three and six months ended June 30, 2003 and 2002         2

           Consolidated Statements of Comprehensive Income
           for the three and six months ended June 30, 2003 and 2002         3

           Consolidated Statements of Cash Flows
           for the six months ended June 30, 2003 and 2002                   4

           Notes to Consolidated Financial Statements                        5

  Item 2.  Management's Discussion and Analysis or Plan of Operations       10

  Item 3.  Controls and Procedures                                          13


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                14

  Item 2.  Changes in Securities and Use of Proceeds                        14

  Item 3.  Defaults Upon Senior Securities                                  14

  Item 4.  Submission of Matters to a Vote of Security Holders              14

  Item 5.  Other Information                                                14

  Item 6.  Exhibits and Reports on Form 8-K                                 14

Signature                                                                   15

Certifications                                                              16

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                     June 30,
                                                                       2003
                                                                    As Restated
                                                                   ------------

                                     ASSETS
Current Assets:
       Cash                                                        $  2,856,235
       Accounts receivable                                            1,182,073
       Restricted cash                                                  955,926
       Inventories                                                    3,156,800
       Prepaid expenses and other current assets                        878,559
                                                                   ------------
                   Total Current Assets                               9,029,593

       Property and equipment, net                                      972,508
       Deposits and other assets                                        763,584
       Goodwill                                                         207,765
       Database                                                         856,845
       Website                                                           33,250
                                                                   ------------
                   Total Assets                                    $ 11,863,545
                                                                   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                            $  2,163,990
       Accrued expenses                                               1,121,017
       Accrued associate commissions                                  1,087,147
       Notes payable                                                    334,437
       Current portion of long term debt                                137,861
       Deferred revenue                                               1,925,131
       Income tax payable                                             1,210,322
       Other current liabilities                                        667,645
                                                                   ------------
                   Total Current Liabilities                          8,647,550
                                                                   ------------


       Long term notes payable                                           13,198
                                                                   ------------
                   Total Liabilities                                  8,660,748

       Minority interest                                                449,978

Stockholders' Equity:
       Preferred stock ($1,000 par value; authorized
       1,500,000 shares)                                                     --
       Common stock ($.001 par value; authorized
       500,000,000 shares; issued and outstanding 4,656,408
       shares)                                                            4,656
       Additional paid in capital                                    34,201,502
       Accumulated deficit                                          (31,447,960)
       Deferred compensation                                            (11,250)
       Accumulated other comprehensive income                             5,871
                                                                   ------------
                   Total Stockholders' Equity                         2,752,819
                                                                   ------------

       Total Liabilities and Stockholders' Equity                  $ 11,863,545
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                 Three Months Ended              Six Months Ended
                                      June 30,                        June 30,
                            ----------------------------    ----------------------------
                                2003            2002            2003            2002
                             As Restated     As Restated     As Restated     As Restated
                            ------------    ------------    ------------    ------------
Net sales                   $ 11,984,085    $  8,786,282    $ 23,224,402    $ 13,715,165
Cost of sales                  1,681,983       1,516,204       3,778,690       2,419,495
                            ------------    ------------    ------------    ------------

Gross profit                  10,302,102       7,270,078      19,445,712      11,295,670

Associate commissions          4,928,928       4,535,501       9,510,046       7,747,237
Selling, general and
administrative expenses        4,026,873       2,355,613       6,849,829       4,337,451
                            ------------    ------------    ------------    ------------

Operating income               1,346,301         378,964       3,085,837        (789,018)


Minority interest in
subsidiary                        82,417         (48,540)        (23,231)        (60,377)
Loss on foreign exchange         (64,292)        (78,782)        (11,492)        (78,872)
Other income, net                (75,318)        (45,831)        (10,804)        (76,469)
Interest, net                    (11,776)        (14,980)        (20,176)        (32,609)
                            ------------    ------------    ------------    ------------

Net income before taxes        1,277,332         190,831       3,020,134      (1,037,345)

Income tax expense               330,322              --         700,322              --

Net income                       947,010         190,831       2,319,812      (1,037,345)

Preferred stock dividends            408          19,175             810          41,460
                            ------------    ------------    ------------    ------------

Net income (loss) to
common stockholders         $    946,602    $    171,656    $  2,319,002    $ (1,078,805)
                            ============    ============    ============    ============

Basic income (loss)
per common share            $       0.20    $       0.06    $       0.51    $      (0.38)
                            ============    ============    ============    ============

Basic weighted common
shares used                    4,627,941       2,972,713       4,569,988       2,819,830
                            ============    ============    ============    ============

Diluted income (loss)
per common share            $       0.17    $       0.05    $       0.43    $      (0.31)
                            ============    ============    ============    ============

Diluted weighted
common shares used             5,628,487       3,682,051       5,421,302       3,529,168
                            ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                  Three Months Ended              Six Months Ended
                                       June 30,                       June 30,
                             ----------------------------   ---------------------------
                                 2003            2002           2003           2002
                              As Restated     As Restated    As Restated    As Restated
                             ------------    ------------   ------------   ------------
Net income (loss)            $    947,010    $    190,831   $  2,319,812   $ (1,037,345)

Other comprehensive
income, net of tax:
   Foreign currency
   translation adjustments         (9,403)         53,815         15,437         59,657
                             ------------    ------------   ------------   ------------

Comprehensive income(loss)   $    937,607    $    244,646   $  2,335,249   $   (977,688)
                             ============    ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Six Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            2003            2002
                                                         As Restated     As Restated
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                       $  2,319,812    $ (1,037,345)
                                                        ------------    ------------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

  Depreciation and amortization                              444,866         224,218
  Stock issued for compensation                               50,265           5,350
  Minority interest of subsidiary                             23,231          60,377

Changes in operating assets and liabilities:
  Accounts receivable                                       (662,321)       (239,846)
  Inventories                                                 (3,176)       (251,256)
  Prepaid expenses                                           281,387         (34,232)
  Deposits and other assets                                   26,726         152,495
  Accounts payable                                        (1,085,428)        131,739
  Accrued expenses                                            55,116       2,759,487
  Deferred revenue                                        (1,574,261)      1,496,855
  Income tax payable                                         700,322              --
  Other current liabilities                                   14,602         225,071
                                                        ------------    ------------
    Total Adjustments                                     (1,728,671)      4,530,258
                                                        ------------    ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                591,141       3,492,913
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (561,289)       (399,329)
  Database purchase                                         (226,845)             --
  Increase in restricted cash                               (628,041)        (88,122)
                                                        ------------    ------------
    NET CASH USED IN INVESTING ACTIVITIES                 (1,416,175)       (487,451)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and long-term debt                  --         100,000
  Minority interest contribution                                             135,714
  Payments of notes payable and long-term debt              (198,114)       (156,920)
                                                        ------------    ------------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (198,114)         78,794
                                                        ------------    ------------

  Effect of exchange rate                                     15,437          59,657

NET (DECREASE)INCREASE IN CASH                            (1,007,711)      3,143,913

CASH, BEGINNING OF PERIOD                                  3,863,946         324,315
                                                        ------------    ------------

CASH, END OF PERIOD                                     $  2,856,235    $  3,468,228
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

    In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three and six-month periods ended June 30, 2003 being decreased by approximately $38,000 and increased by approximately $566,000, respectively. The restatement resulted in net sales for the three and six-month periods ended June 30, 2002 being decreased by approximately $242,000 and $1,380,000, respectively. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement of cost of sales decreased by approximately $23,000 and increased by approximately $112,000 for the three and six-month periods ended June 30, 2003, respectively. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $40,000 and $210,000 for the three and six-month periods ended June 30, 2002, respectively.

    In addition, the Company and its new independent accounting firm reviewed revenue cut-off as of the beginning of 2003. It was noted that approximately $1,008,000 of sales originally recorded in 2002 were not actually shipped until early 2003. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by $1,008,000 and net sales for the quarter ended March 31, 2003 being increased by the same amount. The restatement also resulted in distributor commissions for the year ended December 31, 2002 being decreased by $459,000 and distributor commissions for the quarter ended March 31, 2003 being increased by the same amount.

    Also in connection with its review, the Company determined that its accounts receivable as of March 31 and June 30, 2003 did not reconcile in total to supporting details for such transactions. The restatement resulted in net sales being decreased by $260,000 and $400,000 for the three and six month period ended June 30, 2003, respectively.

    The Company had not recorded reserves for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon an analysis of the Company's historical returns and refund trends by country, it was determined that a reserve for returns and refunds for prior periods were required and should be recorded. The restatement resulted in net sales for the three and six months ended June 30, 2003 being increased by approximately $125,000 and $250,000 respectively, with corresponding adjustments to cost of sales for the estimated cost of products returned. Compared to amounts previously reported, the restatement decreased net sales for the three and six months ended June 30, 2002 by approximately $88,000 and $175,000 with a corresponding adjustment to cost of sales for the estimated cost of products returned.

    As previously disclosed in the Company's 2001 and 2002 Form 10-KSB, the Company sold in 2001 all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire of approximately $3.1 million was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from Q4 2001 through Q2 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002. The impact of this restatement for the three and six months ended June 30, 2002, is a reduction of extraordinary item - forgiveness of debt of $200,000 and $400,000, respectively. The impact of the restatement for the three and six months ended June 30, 2003 is a reduction of other income of $200,000 and $400,000, respectively.

    The Company disclosed in it's 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes in 2002 or 2003. Upon further review, it has been determined that the available net operating loss is not expected to be sufficient to offset all of the taxable income in 2002 and 2003. The impact of this restatement resulted in an increase in income taxes for the six months ended June 30, 2003 of $370,000, recognized in the quarter ended March 31, 2003.

    The following tables present amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                             Three Months Ended                Six Months Ended
                                                June 30, 2003                   June 30, 2003
                                          ---------------------------    ---------------------------
                                               As            As               As             As
                                           Previously     Restated        Previously      Restated
                                            Reported                       Reported
                                          ------------   ------------    ------------   ------------
    Net sales                             $     12,157   $     11,984    $     21,800   $     23,224
    Cost of sales                                1,680          1,682           3,617          3,779
                                          ------------   ------------    ------------   ------------

    Gross profit                                10,477         10,302          18,183         19,445

    Operating expenses                           8,956          8,956          15,901         16,359
                                          ------------   ------------    ------------   ------------

    Operating income                             1,521          1,346           2,282          3,086
    Interest expense, other income,
    loss on foreign exchange and gain
    on discontinued operations                     131            (69)            334            (66)
                                          ------------   ------------    ------------   ------------
    Net income(loss)                             1,652          1,277           2,616          3,020

    Income tax expense                             330            330             330            700

    Net income                                   1,322            947           2,286          2,320

    Preferred stock dividends                       --             --               1              1
                                          ------------   ------------    ------------   ------------
    Net income available to common
    stockholders                          $      1,322   $        947    $      2,285   $      2,319
                                          ============   ============    ============   ============


    Basic income per share                $       0.28   $       0.20    $       0.50   $       0.51
                                          ============   ============    ============   ============
    Basic weighted common shares used            4,656          4,628           4,570          4,570
                                          ============   ============    ============   ============


    Diluted income per share              $       0.23   $       0.17    $       0.41   $       0.43
                                          ============   ============    ============   ============
    Diluted weighted common shares used          5,695          5,628           5,609          5,421
                                          ============   ============    ============   ============

    Basic and Diluted Income per share:

    The adjustments in net sales and cost of sales, operating expenses, other income and income taxes resulted in a net decrease in net income available to stockholders of approximately $375,000 and an increase of approximately $34,000 over the amounts previously reported for the three and six months ended June 30, 2003, respectively. Restated basic income per share decreased $0.08 for the three months ended June 30, 2003. Restated basic income per share increased by $0.01 for the six months ended June 30, 2003. Restated diluted income per share decreased $0.06 for the three months ended June 30, 2003. Restated diluted income per share increased by $0.02 for the six months ended June 30, 2003. The weighted common shares have been recalculated with the treasury stock method utilizing the average stock price for the period versus the closing stock price.

    The following tables present amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                  Three Months Ended                Six Months Ended
                                                     June 30, 2002                    June 30, 2002
                                               ----------------------------    ----------------------------
                                                    As              As              As              As
                                                Previously       Restated       Previously       Restated
                                                 Reported                        Reported
                                               ------------    ------------    ------------    ------------
    Net sales                                  $      9,116    $      8,786    $     15,270    $     13,715

    Cost of sales                                     1,574           1,516           2,664           2,419
                                               ------------    ------------    ------------    ------------

    Gross profit                                      7,542           7,270          12,606          11,296

    Operating expenses                                6,891           6,891          12,085          12,085
                                               ------------    ------------    ------------    ------------

    Operating income                                    651             379             521            (789)
    Interest expense, other income,
    loss on foreign exchange and gain
    on discontinued operations                         (188)           (188)           (248)           (248)
                                               ------------    ------------    ------------    ------------

    Income before extraordinary items                   463             191             273          (1,037)
    Extraordinary gain - forgiveness of debt            200              --             400              --
                                               ------------    ------------    ------------    ------------

    Net income                                          663             191             673          (1,037)

    Preferred stock dividends                            19              19              41              41
                                               ------------    ------------    ------------    ------------
    Net income available to common
    stockholders                               $        644    $        172    $        632    $     (1,078)
                                               ============    ============    ============    ============


    Basic income per share                     $       0.22    $       0.06    $       0.22    ($      0.38)
                                               ============    ============    ============    ============
    Basic weighted common share used                  2,973           2,973           2,820           2,820
                                               ============    ============    ============    ============


    Diluted income per share                   $       0.17    $       0.05    $       0.18    ($      0.31)
                                               ============    ============    ============    ============
    Diluted weighted commons shares used              3,682           3,682           3,529           3,529
                                               ============    ============    ============    ============

    Basic and Diluted Income per share:

    The adjustments in net sales, cost of sales, operating expenses, other income and income taxes resulted in a net decrease in net income available to stockholders of approximately $472,000 and $1,710,000 over the amounts previously reported for the three and six months ended June 30, 2002, respectively. Restated basic income per share decreased $0.16 and $0.60 for the three and six months ended June 30, 2002, respectively. Restated diluted income per share decreased $0.12 and $0.49 for the three and six months ended June 30, 2002, respectively.

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

    Revenue Recognition

    The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Substantially all product sales are sales to associates at published wholesale prices. The Company defers a portion of its revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. Total deferred revenue for the Company was approximately $1,925,000 as of June 30, 2003.

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

5.  Equity Transactions

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

Overview

Natural Health Trends Corp. ("NHTC") was incorporated on December 1, 1988, in the state of Florida. NHTC is an international direct-selling company operating in more than 30 markets throughout Asia, North America and Eastern Europe.

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

Results of Operations - Six Months Ended June 30, 2003 Compared To The Six Months Ended June 30, 2002.

As discussed in Note 2 to the consolidated financial statements, we have amended and restated our results for the six month period ended June 30, 2003 and June 30, 2002. All of the following analyses apply the basis of the restated amounts.

Net Sales. Net sales were approximately $23,224,000 and $13,715,000 for the six months ended June 30, 2003 and June 30, 2002, respectively; an increase of $9,509,000 or 69%. The increased sales were primarily from additional sales of Lexxus products and the expansion of Lexxus into new international markets, including South Korea in June 2003, partially offset by a slight decrease in the sales of eKaire products.

Cost of Sales. Cost of sales for the six months ended June 30, 2003 was approximately $3,779,000 or 16% of net sales. Cost of sales for the six months ended June 30, 2002 was approximately $2,419,000 or 18% of net sales. The total cost of sales increased due to increased sales volume and increased costs associated with the packaging of the Lexxus product line.

Gross Profit. Gross profit increased from approximately $11,296,000 in the six months ended June 30, 2002 to approximately $19,446,000 in the six months ended June 30, 2003, or an increase of 72%. The increase in gross profit of approximately $8,150,000 was attributable to higher sales volumes by Lexxus.

Associate Commissions. Associate commissions were approximately $9,510,000 or 41% of sales in the six months ended June 30, 2003 compared to approximately $7,747,000 or 56% of sales for the six months ended June 30, 2002. The increase of commission expense is directly related to the increase in gross sales and the terms of the Company's compensation plans. The decrease in commission expense as a percentage of sales is due to the normal fluctuations that occur in the compensation plan and also due to the amount of revenues allocated to the compensation plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of net sales increased from approximately $4,337,000 or 32% of sales in the six months ended June 30, 2002 to approximately $6,850,000 or 29% of sales in the six months ended June 30, 2003. These costs as a percentage of net sales increased primarily due to general and administrative costs, such as hiring staff, preparing office space and initial marketing efforts through the expansion into new international markets.

Operating (Loss) Income. Operating income increased from an operating loss of approximately $789,000 in the six months ended June 30, 2002 to operating income of approximately $3,086,000 in the six months ended June 30, 2003. This is attributable to higher sales volume, increased selling, general and administrative costs and increased associate commissions.

Income Taxes. In the second quarter of 2003, the Company has provided income taxes in the amount of approximately $700,000, due to the limitation of the utilization of the Company's available net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code.

Net Income. Net income was approximately $2,320,000 in the six months ended June 30, 2003 as compared to a loss of approximately $1,037,000 in the six months ended June 30, 2002. The increase in net income of approximately $3,357,000 is due to increased sales and efficient cost containment efforts partially offset by an income tax expense.

Liquidity and Capital Resources:

The Company has funded the working capital and capital expenditure requirements primarily from cash provided through operations and through limited borrowings from individuals.

At June 30, 2003, the ratio of current assets to current liabilities was 1.04 to
1.0 and the Company had working capital of approximately $382,000.

Cash provided by operations for the six months ended June 30, 2003 was approximately $591,000 primarily due to increased sales, the launch of the Company's South Korean operations which were partially offset by increased accounts receivable and the reduction of accounts payable. Cash used in investing activities during the period was approximately $1,416,000 due to the purchase of an associate database, increased capital expenditures and an increase in restricted cash. Cash used by financing activities during the period was approximately $198,000. Total cash decreased by approximately $1,008,000 during the period.

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