Form 10QSB/A
period 2003-09-30
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

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


                   For the transition period from ____ to ____

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

                      For Quarter Ended September 30, 2003


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

                           NATURAL HEALTH TRENDS CORP.

                                   FORM 10-QSB

                      For Quarter Ended September 30, 2003


                                      INDEX



                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheet as of September 30, 2003                1

           Consolidated Statements of Operations
           for the three and nine months ended September 30, 2003 and 2002    2

           Consolidated Statements of Comprehensive Income
           for the three and nine months ended September 30, 2003 and 2002    3

           Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2003 and 2002              4

           Notes to Consolidated Financial Statements                         5

  Item 2.  Management's Discussion and Analysis or Plan of Operations        10

  Item 3.  Controls and Procedures                                           13


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 14

  Item 2.  Changes in Securities and Use of Proceeds                         14

  Item 3.  Defaults Upon Senior Securities                                   14

  Item 4.  Submission of Matters to a Vote of Security Holders               14

  Item 5.  Other Information                                                 14

  Item 6.  Exhibits and Reports on Form 8-K                                  14

Signature                                                                    15

Certifications                                                               16

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                   September 30,
                                                                       2003
                                                                    As Restated
                                                                   ------------

                                     ASSETS
Current Assets:
       Cash                                                        $  4,086,437
       Accounts receivable                                            1,082,887
       Inventories                                                    4,102,266
       Prepaid expenses and other current assets                        769,734
       Restricted cash                                                1,179,728
                                                                   ------------
                   Total Current Assets                              11,221,052


       Property and equipment, net                                      860,611
       Deposits and other assets                                        928,658
       Goodwill                                                         207,765
       Database                                                         792,581
       Website                                                           22,167
                                                                   ------------
                   Total Assets                                    $ 14,032,834
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                            $  2,310,114
       Accrued expenses                                                 952,918
       Accrued associate commissions                                  1,544,908
       Notes payable                                                    275,051
       Current portion of long term debt                                 90,147
       Income tax payable                                             1,710,322
       Deferred revenue                                               2,048,837
       Other current liabilities                                        506,607
                                                                   ------------
                   Total Current Liabilities                          9,438,904
                                                                   ------------

    Long term debt                                                       39,864
                                                                   ------------
              Total Liabilities                                       9,478,768


Minority interest                                                       472,090

Stockholders' Equity:
       Preferred stock ($1,000 par value; authorized
       1,500,000 shares)                                                     --
       Common stock ($.001 par value; authorized
       500,000,000 shares; issued and outstanding 4,656,408
       shares)                                                            4,656
       Additional paid in capital                                    34,201,498
       Accumulated deficit                                          (30,171,660)
       Accumulated other comprehensive income                            47,482
                                                                   ------------
                   Total Stockholders' Equity                         4,081,976
                                                                   ------------


                Total Liabilities and Stockholders' Equity         $ 14,032,834
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                 Three Months Ended              Nine Months Ended
                                    September 30,                   September 30,
                            ----------------------------    ----------------------------
                                2003            2002            2003            2002
                             As Restated     As Restated     As Restated     As Restated
                            ------------    ------------    ------------    ------------
Net sales                   $ 16,739,765    $ 10,840,365    $ 39,964,167    $ 24,555,530
Cost of sales                  3,671,035       1,995,547       7,449,725       4,415,042
                            ------------    ------------    ------------    ------------

Gross profit                  13,068,730       8,844,818      32,514,442      20,140,488

Associate commissions          6,988,233       4,665,502      16,498,279      12,412,739
Selling, general and
administrative expenses        4,132,874       2,878,838      10,982,703       7,216,289
                            ------------    ------------    ------------    ------------

Operating income               1,947,623       1,300,478       5,033,460         511,460


Minority interest in             (22,112)        (35,161)        (45,343)        (95,539)
subsidiary
Gain (loss) on foreign
currency                         (87,754)         45,113         (99,246)        (33,758)
Other income, net                (26,911)          5,222         (37,715)        (71,247)
Interest expense, net            (34,546)        (11,729)        (54,722)        (44,338)
                            ------------    ------------    ------------    ------------

Net income before taxes        1,776,300       1,303,923       4,796,434         266,578

Income tax expense               500,000              --       1,200,322              --
                            ------------    ------------    ------------    ------------

Net income                     1,276,300       1,303,923       3,596,112         266,578

Preferred stock dividends             --          19,313             810          60,773
                            ------------    ------------    ------------    ------------

Net income to common
stockholders                $  1,276,300    $  1,284,610    $  3,595,302    $    205,805
                            ============    ============    ============    ============

Basic income per
common share                $       0.27    $       0.42    $       0.78    $       0.07
                            ============    ============    ============    ============

Basic weighted common
shares used                    4,656,409       3,049,246       4,626,150       2,897,142
                            ============    ============    ============    ============


Diluted income per
common share                $       0.22    $       0.42    $       0.63    $       0.07
                            ============    ============    ============    ============

Diluted weighted
common shares used             5,820,570       3,058,679       5,662,703       2,906,576
                            ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                 Three Months Ended            Nine Months Ended
                                    September 30,                 September 30,
                            ---------------------------   ---------------------------
                                2003           2002           2003           2002
                             As Restated    As Restated    As Restated    As Restated
                            ------------   ------------   ------------   ------------
Net income                  $  1,276,300   $  1,303,923   $  3,596,112   $    266,578

Other comprehensive
income, net of tax:
  Foreign currency
  translation adjustments         41,611         96,328         57,048        155,985
                            ------------   ------------   ------------   ------------

Comprehensive income        $  1,317,911   $  1,400,251   $  3,653,160   $    422,563
                            ============   ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2003            2002
                                                    As Restated     As Restated
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  3,596,112    $    266,578
                                                   ------------    ------------

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                         467,201         367,296
  Common stock issued for services and penalties         50,261           5,350
  Minority interest of subsidiary                        45,343          95,539

Changes in operating assets and liabilities:
  Accounts receivable                                  (563,135)       (339,411)
  Inventories                                          (948,642)       (962,228)
  Prepaid expenses and other current assets             848,916        (110,598)
  Deposits and other assets                            (597,052)       (469,174)
  Accounts payable and accrued expenses                (594,526)      3,760,988
  Income tax payable                                  1,200,322              --
  Deferred revenue                                   (1,450,555)      1,540,315
  Other current liabilities                            (146,437)        323,015
                                                   ------------    ------------
     Total Adjustments                               (1,688,304)      4,211,092
                                                   ------------    ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES        1,907,808       4,477,670
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (449,392)       (399,329)
  Database purchase                                    (162,581)             --
  Increase in restricted cash                          (851,843)       (147,918)
                                                   ------------    ------------
     NET CASH USED IN INVESTING ACTIVITIES           (1,463,816)       (547,247)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Investments by minority interest owner                     --         135,714
  Proceeds from notes payable and long-term debt             --          75,000
  Payments of notes payable and long-term debt         (278,548)       (197,454)
                                                   ------------    ------------
     NET CASH (USED IN) PROVIDED BY
     FINANCING ACTIVITIES                              (278,548)         13,260
                                                   ------------    ------------

  Effect of exchange rate                                57,047         155,985

NET INCREASE IN CASH                                    222,491       4,099,668

CASH, BEGINNING OF PERIOD                             3,863,946         324,315
                                                   ------------    ------------

CASH, END OF PERIOD                                $  4,086,437    $  4,423,983
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

2.  Restatement of Previously Issued Financial Statements

    During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly period included such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

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

    In connection with the engagement of a new independent accounting firm and the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") and related guidance. The Company determined that under SAB 101 such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2003 being decreased by approximately $83,000 and being increased by $483,000, respectively. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2002 being decreased by approximately $156,000 and $1,537,000, respectively. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $29,000 and increased by $82,000 for the three and nine-month periods ended September 30, 2003, respectively. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $115,000 and $325,000 for the three and nine-month periods ended September 30, 2002, respectively.

    In addition, the Company and its new independent accounting firm reviewed revenue cut-off as of the beginning of 2003. It was noted that approximately $1,008,000 of sales originally recorded in 2002 were not actually shipped until early 2003. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by $1,008,000 and net sales for the year ended December 31, 2003 being increased by the same amount. The restatement also resulted in distributor commissions for the year ended December 31, 2002 being decreased by $459,000 and distributor commissions for the year ended December 31, 2003 being increased by the same amount.

    Also in connection with its review, the Company determined that its accounts receivable as of March 31 and June 30, 2003 did not reconcile in total to supporting details for such transactions. There was no impact of this restatement for the three months ended September 30, 2003. The restatement resulted in net sales being decreased $400,000 for the nine months ended September 30, 2003.

    The Company had not recorded a reserve for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon an analysis of the Company's historical returns and refund trends by country, it was determined that a reserve for returns and refunds for prior periods were required and should be recorded. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2003 being increased by approximately $25,000 and $75,000, respectively, with corresponding adjustments to cost of sales for the estimated cost of products returned. The restatement resulted in net sales for the three and nine-month periods ended September 30, 2002 being decreased by approximately $88,000 and $263,000, respectively, with corresponding adjustments to cost of sales for the estimated cost of products returned.

    As previously disclosed in the Company's 2001 and 2002 Form 10-KSB, the Company sold in 2001 all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary, to an unrelated third party. The gain on the sale of Kaire of approximately $3.1 million was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from Q4 2001 through Q2 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002. The restatement resulted in extraordinary gain due to forgiveness of debt for the three and nine months ended September 30, 2002 being decreased by $200,000 and $600,000, respectively. There is no impact of this restatement for the three or nine months ended September 30, 2003.

    The Company disclosed in its 2002 Form 10-KSB that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in either 2001 or 2002. Upon further review, it has been determined that the available net operating loss is not expected to be sufficient to offset all of the taxable income in 2002 and 2003. There is, however, no impact of this restatement for the three or nine months ended September 30, 2002. The impact of this restatement was $370,000 for the nine months ended September 30, 2003 which was recorded in the quarter ended March 31, 2003.

    The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                              Three Months Ended             Nine Months Ended
                                              September 30, 2003             September 30, 2003
                                          ---------------------------   ---------------------------
                                               As             As             As             As
                                           Previously      Restated      Previously      Restated
                                            Reported                      Reported
                                          ------------   ------------   ------------   ------------
    Net sales                             $     16,740   $     16,740   $     39,356   $     39,964

    Cost of sales                                3,671          3,671          7,450          7,450
                                          ------------   ------------   ------------   ------------

    Gross profit                                13,069         13,069         31,906         32,514

    Operating expenses                          11,121         11,121         27,022         27,481
                                          ------------   ------------   ------------   ------------

    Operating income                             1,948          1,948          4,884          5,033
    Interest expense, other income,
    loss on foreign exchange and gain
    on discontinued operations                     171            171            237            237
                                          ------------   ------------   ------------   ------------

    Net income                                   1,776          1,776          4,647          4,796

    Income tax expense                             500            500          1,200          1,200

    Net income                                   1,276          1,276          3,447          3,596

    Preferred stock dividends                       --             --              1              1
                                          ------------   ------------   ------------   ------------
    Net income available to common
    stockholders                          $      1,276   $      1,276   $      3,446   $      3,595
                                          ============   ============   ============   ============


    Basic income per share                $       0.27   $       0.27   $       0.75   $       0.78
                                          ============   ============   ============   ============
    Basic weighted common shares used            4,656          4,656          4,590          4,626
                                          ============   ============   ============   ============

    Diluted income per share              $       0.22   $       0.22   $       0.61   $       0.63
                                          ============   ============   ============   ============
    Diluted weighted common shares used          5,752          5,821          5,685          5,663
                                          ============   ============   ============   ============

    Basic and Diluted Income per share:

    The adjustments in net sales and cost of sales, operating expenses, other income and income taxes resulted in a net increase in net income available to stockholders of approximately $0 and $149,000 over the amounts previously reported for the three and nine months ended September 30, 2003, respectively. Restated basic and diluted income per share did not change for the three months ended September 30, 2003. The basic and diluted income per share increased $0.03 and $0.02 for the nine months ended September 30, 2003, respectively. The weighted common shares have been recalculated with the treasury stock method utilizing the average stock price for the period versus the closing stock price.

    The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                               Three Months Ended             Nine Months Ended
                                               September 30, 2002             September 30, 2002
                                           ---------------------------   ---------------------------
                                                As             As             As             As
                                            Previously      Restated      Previously      Restated
                                             Reported                      Reported
                                           ------------   ------------   ------------   ------------
    Net sales                              $     11,084   $     10,840   $     26,355   $     24,555

    Cost of sales                                 2,128          1,995          4,793          4,415
                                           ------------   ------------   ------------   ------------

    Gross profit                                  8,956          8,845         21,562         20,140

    Operating expenses                            7,544          7,544         19,629         19,629
                                           ------------   ------------   ------------   ------------

    Operating income                              1,412          1,301          1,933            511
    Interest expense, other income,
    loss on foreign exchange and gain
    on discontinued operations                      203              3            356           (244)
                                           ------------   ------------   ------------   ------------

    Net income                                    1,615          1,304          2,289            267

    Preferred stock dividends                        19             19             61             61
                                           ------------   ------------   ------------   ------------
    Net income available to common
    stockholders                           $      1,596   $      1,285   $      2,228   $        206
                                           ============   ============   ============   ============


    Basic income per share                 $       0.52   $       0.42   $       0.77   $       0.07
                                           ============   ============   ============   ============
    Basic weighted common share used              3,049          3,049          2,897          2,897
                                           ============   ============   ============   ============

    Diluted income per share               $       0.52   $       0.42   $       0.77   $       0.07
                                           ============   ============   ============   ============
    Diluted weighted commons shares used          3,059          3,059          2,907          2,907
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

    FASB Interpretation No. 46. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31 2003. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

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

Net Sales. Revenues were approximately $39,964,000 and $24,556,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively, an increase of $15,408,000 or 63%. The increased sales were primarily from additional sales of Lexxus products, new distributors and the expansion of Lexxus into new international markets, including South Korea in June 2003. In addition, revenues increased due to the deferral of revenue related to the administrative enrollment fee of distributors, partially offset by a reserve related to sales returns and refunds and a slight decrease in the sales of eKaire products.

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

Gross Profit. Gross profit increased from approximately $20,140,000 in the nine months ended September 30, 2002 to approximately $32,514,000 in the nine months ended September 30, 2003, or an increase of 61%. The increase in gross profit of approximately $12,374,000 was attributable to higher sales volumes by Lexxus and also attributable to the deferral of both revenue and cost of sales related to the administrative enrollment fee of distributors.

Associate Commissions. Associate commissions were approximately $16,498,000 or 41% of sales in the nine months ended September 30, 2003 compared to approximately $12,413,000 or 51% of sales for the nine months ended September 30, 2002. The increase of commission expense is directly related to the increase in gross sales and the terms of the Company's compensation plans. The decrease in commission expense as a percentage of sales is due to the normal fluctuations that occur in the compensation plan and as well as the amount of revenues allocatable to the compensation plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $7,216,000 or 29% of sales in the nine months ended September 30, 2002 to approximately $10,983,000 or 27% of sales in the nine months ended September 30, 2003. These costs as a percentage of net sales decreased primarily due to the change in the revenue amounts with effect to the restatement for the administrative enrollment fee of the distributors partially offset by general and administrative costs, such as hiring staff, leasing office space and initial marketing efforts for expansion into new international markets.

Operating income and net income. Operating income increased from an operating income of approximately $511,000 for the nine months ended September 30, 2002 to operating income of approximately $5,033,000 for the nine months ended September 30, 2003. Net income was approximately $3,596,000 for the nine months ended September 30, 2003 as compared to approximately $267,000 for the nine months ended September 30, 2002. The increase in net income was due to increased sales and efficient cost containment efforts partially offset by a provision for income taxes.

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

At September 30, 2003, the ratio of current assets to current liabilities was
1.19 to 1.0 and the Company had working capital of approximately $1,782,000.

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



                                            NATURAL HEALTH TRENDS CORP.

                                            By: /s/ MARK D. WOODBURN
                                                -----------------------------
                                                Mark D. Woodburn
                                                President and Chief
                                                Financial Officer

Date:   April 12, 2004