Form 10KSB
period 2003-12-31
NATURAL HEALTH TRENDS CORP
filed 2004-04-13
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2003

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for its most recent fiscal year: $62,885,830

        The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 31, 2004 was approximately $97,919,000 (based upon a closing price of $18.27 per share).

        The number of shares of the Common Stock of the issuer outstanding as of March 31, 2004 was 5,446,409.

                      DOCUMENTS INCORPORATED BY REFERENCE:
        Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting to be held during the second quarter of 2004.

                           Natural Health Trends Corp.
                                   Form 10-KSB
                               2003 Annual Report

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS..............................................................2

ITEM 2.  PROPERTIES...........................................................29

ITEM 3.  LEGAL PROCEEDINGS....................................................31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................31

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............32

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................35

ITEM 7.  FINANCIAL STATEMENTS.................................................49

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................49

ITEM 8A. CONTROLS AND PROCEDURES..............................................49

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.....................................51

ITEM 10. EXECUTIVE COMPENSATION...............................................51

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................51

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................51

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................52

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................53

SIGNATURES ...................................................................54

CERTIFICATIONS................................................................55

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

          .   our relationship with our distributors;
          .   our need to continually recruit new distributors;
          .   our internal controls and accounting methods may require further modification;
          .   regulatory matters governing our products and network marketing system;
          .   adverse publicity associated with our products or network
              marketing organizations;
          .   product liability claims;
          .   our reliance on outside manufacturers;
          .   risks associated with operating internationally, including foreign exchange risks;
          .   product concentration;
          .   dependence on increased penetration of existing markets;
          .   the competitive nature of our business; and
          .   our ability to generate sufficient cash to operate and expand our business.

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

                                     PART I
ITEM 1.       BUSINESS.

        We are Natural Health Trends Corp. ("NHTC" or "the Company"), an international network marketing organization. We control subsidiaries that distribute products through three separate direct selling networks that promote health, wellness and vitality. Lexxus International, Inc., our majority-owned subsidiary and other Lexxus subsidiaries (collectively, "Lexxus") sell certain cosmetic products as well as "quality of life" products, which constituted approximately ninety-six percent (96%) of our consolidated revenues in 2003. eKaire.com, Inc., our wholly-owned subsidiary ("eKaire"), distributes nutritional supplements aimed at general health and wellness. In 2003, we commenced the operations of I Luv My Pet, Inc., ("ILMP"), our wholly owned subsidiary that distributes nutritional supplements for dogs and cats. Lexxus commenced operations in January 2001 and has experienced tremendous growth, as we are currently conducting business in at least 30 countries through approximately 80,000 active distributors. While eKaire's business is significantly smaller, it has been in business since 2000 and is doing business in four countries through approximately 4,400 active distributors. Sales from ILMP were negligible since it commenced operations during the fourth quarter of 2003.

        Total net sales for fiscal 2003 increased to approximately $62.9 million from approximately $37.0 million for fiscal 2002, an increase of approximately 70%. Income before discontinued operations for fiscal 2003 increased to approximately $5.4 million from a loss of approximately $261,000 for fiscal 2002. Net income for fiscal 2003 increased to approximately $5.4 million from $2.1 million for fiscal 2002, an increase of approximately 157%.

        Through our subsidiaries, Lexxus, eKaire and ILMP, we seek to be a leader in the network marketing industry serving the health and wellness marketplace by driving our products into as many venues and into as many markets as possible through our multi-level marketing operations. Our objectives are to enrich the lives of the users of our products while enabling distributors to benefit financially from the sale of our products.

        In March 2003, in order to enhance the price of our Common Stock and to enable us to better use our capital stock to compensate management and motivate employees, as well as consideration for future acquisition transactions, our stockholders approved and we effected a 1-for-100 reverse stock split with respect to our outstanding shares of Common Stock. As a result, on March 19, 2003, the number of outstanding shares of Common Stock declined from 462,873,100 to 4,628,731 and the closing price per share increased from $0.01 on March 18, 2003 to $1.50 on March 19, 2003, as reported on the OTC Bulletin Board. In addition, the trading symbol for the shares of our Common Stock changed from "NHTC" to "NHLC". All share references in this annual report will give effect to the reverse stock split. On March 31, 2004, the closing price per share as reported on the OTC Bulletin Board was $18.27.

        We maintain executive offices at 12901 Hutton Drive, Dallas, Texas 75234 and our telephone number is (972) 241-4080. Our website is located at www.naturalhealthtrendscorp.com, but the information provided there should not be considered part of this Annual Report on Form 10-KSB.

Recent Developments

Restatement of Previously Issued Financial Statements:
        During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items (the "Restatement Items"):

   (i)    revenue recognition with respect to administrative enrollment fees;
   (ii)   revenue cut-off between 2002 and 2003;
   (iii)  accounts receivable reconciliation to supporting documents;
   (iv)   reserves established for product returns and refunds;
   (v)    the gain recorded in connection with the sale of a subsidiary in 2001;
   (vi)   income tax provisions; and
   (vii)  stock option based compensation.

        Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as for the years ended December 31, 2001 and 2002.

        In connection with the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment and membership fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 104, "Revenue Recognition", ("SAB 104") and related guidance. The Company determined that under SAB 104, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by approximately $1,336,000. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $336,000 for the year ended December 31, 2002.

        The Company also reviewed its revenue cut-off as of the beginning of 2003. It was noted that approximately $1,008,000 of sales originally recorded in 2002 were not actually shipped until early 2003. The restatement resulted in net sales for the quarter ended December 31, 2002 being decreased by $1,008,000 and net sales for the quarter ended March 31, 2003 being increased by the same amount. The restatement also resulted in distributor commissions for the quarter ended December 31, 2002 being decreased by $459,000 and distributor commissions for the quarter ended March 31, 2003 being increased by the same amount.

        Also in connection with its review, the Company determined that its accounts receivable as of March 31 and June 30, 2003 did not reconcile in total to supporting details for such transactions. The restatement resulted in net sales being decreased by $140,000 and $260,000 as of March 31 and June 30, 2003, respectively.

        The Company had not recorded a reserve for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that the reserves for returns and refunds for prior periods were required and should be recorded. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by approximately $350,000, with corresponding adjustments to cost of sales for the estimated cost of products returned.

        In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary of the Company, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. For the year ended December 31, 2002, the Company is now recognizing $2,400,000 of gain on the sale of Kaire as Discontinued Operations and is reducing its Other Income by $800,000.

        The Company disclosed in its Annual Report on Form 10-KSB for the year ended December 31, 2002 that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001 and that an estimated tax provision in the amount of $300,000 was necessary for the year ended December 31, 2002.

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

        The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                            Year Ended December
                                                       ---------------------------
                                                             December 31, 2002
                                                       ---------------------------
                                                            As
                                                        Previously         As
                                                         Reported       Restated
                                                       ------------   ------------
Net sales                                              $     39,662   $     36,968
Cost of sales                                                 7,391          6,985
                                                       ------------   ------------

Gross profit                                                 32,271         29,983
Operating expenses                                           28,770         29,745
                                                       ------------   ------------

Income from operations                                        3,501            238
Other income (expense)                                          601             33
                                                       ------------   ------------

Income from continuing operations before taxes
 and minority interest                                        4,102            271
  Income tax expense                                              -           (300)
  Minority interest, net of taxes                                 -           (232)
                                                       ------------   ------------
Income (loss) before discontinued operations                  4,102           (261)
                                                       ------------   ------------
  Gain from discontinued operations, net of taxes                 -          2,400
                                                       ------------   ------------
Net income                                                    4,102          2,139
   Preferred stock dividends                                     70             70
                                                       ------------   ------------
Net income available to common stockholders            $      4,032   $      2,069
                                                       ============   ============
Basic income per common share:
   Continuing operations                               $       1.29   $      (0.11)
   Discontinued operations                                        -           0.77
                                                       ------------   ------------
   Net income                                          $       1.29   $       0.66
                                                       ============   ============

Diluted income per common share:
   Continuing operations                               $       1.24   $      (0.11)
   Discontinued operations                                        -           0.77
                                                       ------------   ------------
   Net income                                          $       1.24   $       0.66
                                                       ============   ============
Weighted average shares outstanding:
   Basic                                                      3,118          3,118
   Diluted                                                    3,247          3,118

        The adjustments in net sales, cost of sales, commission expense, stock based compensation expense, other income and income taxes resulted in a net decrease in income before discontinued operations of approximately $4,363,000 from the amounts previously reported for the year ended December 31, 2002. Net income available to stockholders decreased by approximately $1,963,000 from the amounts previously reported. Restated basic and diluted income per share from continuing operations decreased by $1.40 and $1.35, respectively, from the amounts previously reported for the year ended December 31, 2002. Net income for basic and diluted income per share decreased by $0.63 and $0.58, respectively, from the amounts previously reported for the year ended December 31, 2002. The cumulative effect of the restatements for 2001 and 2002 resulted in a net increase in accumulated deficit of approximately $3,520,000 as of December 31, 2002.

Our Industry

        We are engaged in the network marketing business, which is also referred to as multi-level marketing. This type of organizational structure and approach to marketing and sales has proven to be extremely successful for several other multi-level marketing companies such as Amway Corp., Mary Kay, Inc., Nu Skin Enterprises and Herbalife. Generally, network marketing is based upon an organizational structure where independent distributors of a company's products are compensated for sales made directly to consumers. But, even more significantly, distributors are compensated for sales generated by distributors recruited by that distributor and all subsequent distributors recruited by their "down line" network of distributors. This can be very lucrative for individual distributors who develop extensive networks of distributors that sell company products as well as recruit additional distributors.

        According to information contained on the Direct Selling Association's website, network marketing is one of the fastest growing segments for the distribution of products on a worldwide basis. The Direct Selling Association reports that over 47 million individuals are now involved in direct selling worldwide (of which network marketing is a major segment), and that those involved in direct selling generate $85 billion in annual sales around the world. In the United States, the direct selling channel has generated sales of approximately $28.7 billion of goods and services in 2002, making the United States the largest direct selling market in the world.

        We are presently marketing and selling lifestyle enhancement products through our Lexxus subsidiaries, nutraceutical products through our wholly owned eKaire subsidiary and pet nutraceuticals through our wholly owned ILMP subsidiary. It is important to note that once a sizeable network of distributors is established, alternative products and services can be offered to those distributors for sale to consumers and additional distributors. The successful introduction of new products can dramatically increase sales and profits for both distributors and the multi-level marketing organization.

Our Products

Lexxus

        We offer several Lexxus branded lifestyle enhancement products:

        . Skindulgence(TM) is a skin care system marketed as a "30-Minute Non-Surgical FaceLift" designed to create a more youthful appearance by helping to tone and firm facial muscles, by helping to diminish fine lines and wrinkles and by helping to improve skin tone and color. The facelift masque is coupled with a cleanser and moisturizer. It is currently Lexxus' fastest growing product accounting for approximately 49% of Lexxus' revenues in 2003.

        . Alura(TM) is an intimacy creme designed to increase the sexual satisfaction of women and accounted for approximately 34% of Lexxus' revenues in 2003.

        . LexLips(TM) is a lip enhancing gloss for women, designed to create the effect of fuller lips and to help reduce fine lines and wrinkles around the mouth.

        . La Vie(TM) is a dietary supplement described as a non-alcoholic red wine. It is marketed as an energizing supplement containing aloe.

        . 180 DEG. Life System Carb-Blocker(TM) is marketed as a weight management product based upon over 30 years of research.

        . Lexxus Premium Noni(TM) is a 100% organic dietary supplement drink, developed to help support the natural, optimum cell functions of the body.

Alura(TM) and Skindulgence(TM) are trademarks of Lexxus.

eKaire

        We offer eKaire branded products, which are organized into five broad categories: reviving products; energizing products; enhancing products; optimizing products and renewing products.

Reviving Products
        The eKaire reviving product line consists primarily of nutritional supplements based on antioxidants including Maritime Prime with Pycnogenol(R) and EnzoKaire Complete.

        . Maritime Prime with Pycnogenol(R) is a dietary supplement that contains Pycnogenol(R) which is designed to help maintain healthy circulation by strengthening capillary walls by protecting against free radical damage caused by stress, pollution and chemical additives, and by improving skin and collagen texture, elasticity and smoothness. Pycnogenol(R) is a patented extract from the bark of the Maritime Prime trees grown in southwestern France.

        . EnzoKaire Complete is a dietary supplement containing Enzogenol(TM), which is a natural antioxidant, intended to provide protection for cells against the effects of free radicals. It also increases energy and endurance, and slows the aging process. Enzogenol(TM) is derived from the bark of the New Zealand pine tree, Pinus radiata.

        Most of the products in this product line are based on proprietary formulations in several combinations containing natural products including Pycnogenol (R) and Enzogenol(TM).

Energizing Products
        The Kaire energizing product line consists primarily of natural stimulants designed to enhance and increase vitality and endurance both mentally and physically. Products in this category include Ginkgo Shield and Momentum.

        . Ginkgo Shield is intended to assist in mental alertness and to enhance the functioning of the circulatory system.

        .   Momentum is intended to help increase and balance energy levels.

Enhancing Products
        The Kaire enhancing product line is designed to support an individual's overall health and includes such products as Immunol, Colloidal SilverKaire, Synerzyme, Osteo Formula, and Pro GSH 90 Plus.

        . Immunol is a shark liver oil based capsule, which is intended to aid the human immune system.

        . Colloidal Silverkaire is a solution of silver particles electro-magnetically suspended in deionized water that is intended to provide dietary support for the immune system.

        . Synerzyme is a combination of naturally occurring enzymes and trace minerals that is intended to enhance the efficacy of enzymes that assist the body with the breakdown and assimilation of various foods and fats.

        . Osteo Formula is a dietary supplement that contains calcium, which is intended to aid in bone strength and overall skeletal system health.

        . Pro GSH 90 Plus, a Whey Protein product, is a pharmaceutical-grade milk serum protein isolate designed to enhance the immune system.

Optimizing Products
        The Kaire optimizing product line provides many of the basic vitamins and nutrients, which are missing in the typical adult diet, through products such as MSM Complex, Bio10 and Celltonic Plus(TM).

        . MSM Complex is intended to support an increased production of collagen and elastin fibers and increases cell permeability.

        . Bio10 is a live source of all 12 lactobacillus bacteria, which is supposed to help improve digestion, and the process and absorption of nutrients.

        . Celltonic Plus(TM) is an organic mineral solution containing over 72 minerals and trace elements within an electrolyte drink designed to strengthen cells and aid in the natural healing process.

Renewing Products
        The Kaire renewing product line consists of moisturizing products designed to soothe and refresh the skin. These products include Aloe Gel and DermaKaire with Pycnogenol(R).

        .   Aloe Gel is a topical creme that soothes and refreshes the skin.

        . DermaKaire with Pycnogenol is a moisturizing, whole-leaf Aloe product combined with a powerful antioxidant intended to maintain healthy-looking skin.

        Pycnogenol (R) and Enzogenol(TM) are trademarks of suppliers of eKaire.

I Luv My Pet

        We formed ILMP in August 2003, which currently operates only in the United States and Canada. ILMP offers quality of life products for pets. Billions of dollars are spent each year in the U.S. alone on pets and pet supplies, indicating the buyers' love for animals and the appreciation for their companionship and love. ILMP currently offers dog and cat nutritional supplements, and is researching additional cutting-edge products to expand the product offerings. In 2004, the Company intends to focus on developing the ILMP product line and network of distributors.

Sourcing of Products

        We purchase finished goods from selected manufacturers and sell them directly to our distributors for their resale or personal consumption. All of our products are produced or provided by unaffiliated third-party suppliers located in the United States. We are heavily dependent upon two primary suppliers, one of which supplies our Skindulgence(TM) product line and the other of which supplies our Alura(TM) product line. We believe that, in the event we were unable to source products from these suppliers or the other important suppliers of our other products, we could replace these products or substitute similar ingredients in order to meet the product needs of our distributors.

        For other products, we place orders for finished goods and manufacturing services to meet the demand of the market. These orders are based on price quotations and other terms obtained from selected manufacturers.

Research and Development

        We believe that our ability to introduce new products increases our distributors' visibility and competitiveness within the marketplace. The executive management of NHTC and Lexxus devote a significant portion of their time in new product review and evaluation. In addition, we rely upon independent research consultants and our vendor's research and development staff for product research, development and formulation. We have incurred minimal research and development costs in the years ended December 31, 2003 and 2002.

Marketing and Distribution

        Lexxus, eKaire and ILMP are set up as direct selling companies using a network of distributors to sell products. Our distributors are independent contractors who purchase products directly from the respective subsidiary via the Internet for resale to retail consumers or for personal consumption. Distributors may elect to work on a full-time or a part-time basis. The growth of a distributor's business depends largely upon their ability to recruit a down-line and the popularity of our products in the marketplace.

        Currently, we have distributors located in all fifty states, as well as the District of Columbia, Puerto Rico, Canada, Australia, New Zealand, Taiwan, Hong Kong, Singapore, Philippines, South Korea, Brazil, India and sixteen countries in eastern Europe, including Russia, in order to maximize our direct selling efforts. As of December 31, 2003, we have a physical presence in six of the top 20 direct selling markets in the world. We intend to pursue additional foreign markets in 2004.

        To become a Lexxus distributor, a person must accept an agreement (posted on our Lexxus International website) to comply with our policies and procedures and to pay a nominal $100 annual enrollment fee. To be considered "active", the distributor must order a minimum of $100 of products each year. Lexxus currently has approximately 80,000 active distributors.

        To become an eKaire distributor, a person must sign an agreement (posted on our eKaire website) to comply with our policies and procedures. To be considered "active", the distributor must order a minimum of $50 of products each year. eKaire currently has approximately 4,400 active distributors and customers.

        To become an ILMP distributor, a person must accept an agreement (posted on our ILMP website) to comply with our policies and procedures and to pay a nominal $49.50 annual enrollment fee. To be considered "active", the distributor must order a minimum of $49.50 of products each year.

        We pay commissions to qualified distributors based on sales volumes for each commission period. We believe, based upon our knowledge of our competitor's compensation plans, that we offer one of the highest commission payouts in the direct selling industry. We also believe that the uniqueness and efficacy of our products, combined with a high commission rate, creates a highly desirable business opportunity and work environment for our distributors. See "Compensation Plans".

        Distributors generally pay for products by credit card in connection with orders placed through their own Internet page at www.mylexxus.com, www.mykaire.com or www.iluvmypet.com prior to shipment. Accordingly, we carry minimal accounts receivable and credit losses are historically nominal.

        We regularly sponsor promotional meetings and participate in motivational training events in key cities around the world. These events are designed to inform prospective and existing distributors about both existing and new product lines as well as selling techniques. Distributors typically share their direct selling experiences, their individual selling styles and their recruiting methods at these promotional or training events. Prospective distributors are educated about the structure, dynamics and benefits of the network marketing industry. We are continually developing or updating our marketing strategies and programs to motivate our distributors. These programs are designed to increase distributors' monthly product sales and the recruiting of new distributors in their down-lines.

Sponsorship

        We rely on our distributors to recruit and sponsor new distributors and to purchase our products. While we provide product samples, brochures and other sales materials, distributors are primarily responsible for recruiting and educating their new distributors with respect to products, the compensation plan and how to build a successful distributorship network.

        The sponsoring of new distributors creates multiple levels in a network marketing structure. The persons that a distributor sponsors within the network are referred to as "downline" or "sponsored" distributors. If downline distributors also sponsor new distributors, they create additional levels within the structure, but their downline distributors remain in the same downline network as their original sponsoring distributor.

        Sponsoring activities are not required of distributors and we do not pay any commissions for sponsoring new distributors. However, because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products, we believe that many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. Because they are seeking new opportunities for income, people are often attracted to become distributors after using our products and becoming regular customers or after attending introductory seminars. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices via the Internet. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

Compensation Plans

        We believe that one of our key competitive advantages within the direct selling industry is our distributor compensation plan. Under our compensation plan, distributors are paid consolidated weekly commissions in the distributor's home country, in their local currency, for their own product sales and for product sales in that distributor's downline distributor network across all geographic markets. This "seamless" compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we do business.

        Based upon management's knowledge of our competitors' distributor compensation plans, we believe that our compensation plan is among the most financially rewarding plans offered to distributors by any network marketing company. Currently, there are two fundamental ways in which our distributors can earn commissions:

        . Through retail markups on sales of products purchased by distributors at wholesale prices; and

        .   Through a series of commissions paid on product sales.

        Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product's wholesale cost. As the distributor's business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives yet higher commissions. In determining commissions, the number of levels of downline distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.

Distributor Support

        We are committed to providing a high level of support services tailored to the needs of our distributors in each marketplace we are serving. We attempt to meet the needs and build the loyalty of distributors by providing personalized distributor services and by maintaining a generous product return policy. See "Product Warranties and Returns". Because the majority of our distributors are working on a part-time basis and have only a limited number of hours each week to concentrate on their business, we believe that maximizing a distributor's efforts by providing effective distributor support has been, and will continue to be, important to our success.

        Through training meetings, annual conventions, web-based messages, distributor focus groups, regular telephone conference calls and other personal contacts with distributors, we seek to understand and satisfy the needs of our distributors. Via our websites, we provide product fulfillment and tracking services that result in user-friendly and timely product distribution. Most of our offices maintain meeting rooms, which our distributors may utilize for training and sponsoring activities. Because of our efficient distribution system, we do not believe that most of our distributors maintain a significant inventory of our products.

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

 Teleconferences

        Lexxus, eKaire and ILMP hold teleconferences with company management and associate field leadership on various subjects such as technical product discussions, distributor organization building and management techniques.

Internet

        We maintain websites at www.naturalhealthtrendscorp.com, www.ekaire.com, www.kaire.com, www.lexxusinternational.com, www.mylexxus.com, www.mykaire.com and www.iluvmypet.com. On each website, the user can read company news, learn more about various products, sign up to be a distributor, place orders, and track the fulfillment and delivery of their order.

Product Literature

        We offer a variety of literature to distributors, including product catalogs, informational brochures, pamphlets and posters for individual products.

Toll Free Access

        eKaire offers a toll free number, to place orders and to sponsor new distributors, but Lexxus offers these services only through its websites. Both eKaire and Lexxus offer "live" consumer support where a customer service representative can address general questions or concerns. ILMP currently offers customer support only via e-mail.

Broadcast Fax/Broadcast E-mail

        Announcements about Lexxus, eKaire and ILMP are sent via facsimile and/or e-mail to all active distributors.

Technology and Internet Initiatives

        We believe that the internet has become increasingly important to our business as more consumers communicate online and purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our distributors to take advantage of the Internet. Substantially all of our sales during 2003 occurred via the Internet. eKaire has a personalized website for its distributors to purchase products via the Internet at www.mykaire.com. Lexxus offers a global web page that allows a distributor to have a personalized website at www.mylexxus.com through which he or she can sell products in 30 global markets. In addition, ILMP has a personalized website for its distributors to purchase products via the Internet at www.iluvmypet.com.

Rules Affecting Distributors

        We monitor regulations in each country in which we do business as well as the activity of distributors to ensure that our distributors comply with local laws. Our distributor policies and procedures establish the rules that distributors must follow in each country. We also monitor distributor activity in an attempt to provide our distributors with a "level playing field" so that one distributor may not be disadvantaged by the activities of another. We require our distributors to present products and business opportunities in an ethical and professional manner. Distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature. Even though sponsoring activities can be conducted in many countries, our distributors may not conduct marketing activities outside of those countries in which we currently conduct business.

        We require that we produce or pre-approve all sales aids used by distributors such as videotapes, audiotapes, brochures and promotional clothing. Further, distributors may not use any form of media advertising to promote products unless it is pre-approved by the Company. Products may be promoted only by personal contact or by literature produced or approved by us.

Distributors are not entitled to use our trademarks or other intellectual property without our prior consent.

        Our compliance department systematically reviews reports of alleged distributor misbehavior. If we determine that a distributor has violated our distributor policies or procedures, we may terminate the distributor's rights completely. Alternatively, we may impose sanctions such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the distributorship, fines, withholding commissions until specified conditions are satisfied or other appropriate injunctive relief. Our distributors are independent contractors who may resign/terminate their distributorship at any time without notice.

Competition

        We compete with a significant number of other retailers that are engaged in similar lines of business, including sellers of health-related products and other direct sellers. Many of the competitors have greater name recognition and financial resources than us as well as many more distributors. The two most well known and established of the direct sellers are Mary Kay, Inc. and Amway Corp., each with over three million distributors worldwide. Other non-direct selling retailers with which we compete include retail pharmacies and health stores, such as General Nutrition Centers, and internet based companies, such as VitaminShoppe.com and drugstore.com. The market for nutritional supplements is rapidly growing and is highly competitive. The direct selling channel tends to sell products at a higher price compared to traditional retailers, which poses a degree of competitive risk. There is no assurance that we will continue to compete effectively against retail stores, internet based retailers or other direct sellers.

Seasonality

        We believe that the recruitment of distributors and the general sales volume fluctuates on a pattern opposite of traditional retail sales. When retail stores have negligible or no sales growth, multi-level marketing sales tend to increase. Since most of our distributors operate as a home-based business, distributors tend to take "typical" vacations such as during summer and winter holidays, thus, decreasing our sales volume during such vacation periods.

Intellectual Property

        In November 2001, the inventor of our Alura(TM) product, from whom we have a license to distribute Alura(TM), was awarded a patent for the formulation of that product.

        Most of the eKaire, Lexxus and ILMP products are packaged under a "private label" arrangement. We have applied for trademark registration for names, logos and various product names in several countries into which eKaire and Lexxus are doing business or considering expanding into. We currently have approximately three trademark registrations in the United States and three trademark applications pending with the United States Patent and Trademark Office. Our registered trademarks expire or become renewable from 2007 to 2008 and we rely on common law trademark rights to protect our unregistered trademarks. These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used, provided, however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark within that geographic area.

Government Regulation

Direct Selling Activities

        Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes often referred to as "pyramid" schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

        . impose cancellation/product return, inventory buy backs and cooling off rights for consumers and distributors;

        . require us or our distributors to register with governmental agencies;

        .   impose reporting requirements; and

        . impose upon us requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.

        The laws and regulations governing direct selling are modified from time to time to address concern of regulators. For example, in South Korea new regulations were adopted that, among other things, restrict multi-level marketing companies from imposing certain personal sales quota to obtain or maintain distributorship or favorable compensation rates, modify product return requirements so that product must be returned within a shorter period of time, and require the companies to show sufficient insurance or guarantee to reimburse customers and/or distributors for cancelled or unfilled orders. We have had to make some modifications to our compensation plan and policies in order to be in compliance with some of these rules.

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

Regulation of Our Products

        Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, State Attorneys General and other state regulatory agencies, and similar government agencies in each country in which we operate. For example, in Taiwan, all "medicated" cosmetic and pharmaceutical products require registration. These regulations can limit our ability to import products into new markets and can delay introductions of new products into existing markets as we comply with the registration and approval process for our products.

        Some of our products are strictly regulated in some of the markets in which we operate. These markets have varied regulations that apply to and distinguish nutritional health supplements from "drugs" or "pharmaceutical products." For example, the FDA of the United States under the Federal Food, Drug and Cosmetic Act regulates our products. The Federal Food, Drug and Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this limits, however, the FDA's power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products.

        Most of our existing major markets also regulate product claims and advertising regarding the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. Accordingly, these regulations can limit our ability and that of our distributors to inform consumers of the full benefits of our products. For example, in the United States, we are unable to make any claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. The Dietary Supplement Health and Education Act, however, permits only substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. In addition, all product claims must be substantiated.

Other Regulatory Issues

        As a company incorporated in the United States and operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control and transfer pricing laws that regulate the flow of funds between our subsidiaries and us for product purchases, management services and contractual obligations such as the payment of distributor commissions.

Product Warranties and Returns

Lexxus

        The Lexxus refund policies and procedures closely follow industry and country standards which vary greatly by country. For example, in the United States, the Direct Marketing Association recommends that network marketers permit returns during the twelve-month period following the sale while in Hong Kong the return policy is as short as 14 days following the sale. We have conformed our return policies to comply with local laws or the recommendation of the local direct marketing association. In most cases, distributors may return unopened product that is in resalable condition for a partial refund. Lexxus must be notified of the return in writing and such written requests will be considered a termination notice of the distributorship.

eKaire

        eKaire product warranties and refund policies are similar to those of other companies in the industry. If a distributor is not satisfied with the product then he/she can return the product to eKaire for a full refund within ninety (90) days of the first time the product was purchased. A distributor may return or exchange products that are unopened and in resalable condition thirty
(30) days after the date of purchase.

ILMP

        If a distributor is not satisfied with the product then he/she can return the product to ILMP within thirty (30) days of the date of the first purchase of a product for a full refund (less shipping and handling). A distributor may return or exchange products that are unopened and in resalable condition thirty (30) days after the date of subsequent purchases.

Management Information Systems

        We utilize third parties to process all distributor orders and to calculate distributor commission payments. Both Lexxus and ILMP use Marketvision Communications Corp. to maintain their web-based system to process orders, to communicate volume and commissions to its distributors.

        The eKaire commission system provides each associate with a detailed monthly accounting of all sales and recruiting activity. These statements eliminate the need for substantial record keeping on behalf of the distributor.

Insurance

        NHTC currently carries general liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate as well as international and other insurance coverages. However, we do not carry product liability insurance, but believe that we are covered by the insurance maintained by our principal suppliers. There can be no assurance, however, that product liability insurance will be available, and if available, that it will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at a reasonable cost, if at all. A successful product liability claim could have a material adverse affect on our business, financial condition and results of operations.

Employees

        The combined total of employees for our company, including the employees of our foreign subsidiaries is 148 at December 31, 2003, including 36 management, 7 administrative assistants, 16 warehouse employees, and 89 "general operations" employees, which includes employees in customer service and administrative roles. 142 employees are full-time and 6 are considered part-time. None of the employees are represented by a union, and we believe that our employee relations are good.

Corporate History

        In January 2002, we incorporated MyLexxus Europe AG, a corporation organized under the laws of Switzerland and our majority-owned subsidiary ("MyLexxus Europe"). This company managed the sales of product into sixteen eastern European countries, including Russia. In November 2003, the operations of MyLexxus Europe AG were discontinued and new business activities were commenced in a new company, KGC Networks Pte. Ltd. ("KGC"), a corporation organized under the laws of Singapore. Effective as of November 17, 2003, we own 51% of the outstanding capital stock of KGC. The operations of KGC have been included in the consolidated statement of operations since inception.

        In March 2002, we incorporated Lexxus International Co., Ltd., a corporation organized under the laws of Hong Kong and our wholly-owned subsidiary ("Lexxus Hong Kong") which does business in Hong Kong. The operations of Lexxus Hong Kong have been included in the consolidated statement of operations since inception.

        In April 2002, we incorporated MyLexxus Personal Care International (India) Pvt. Ltd., a corporation organized under the laws of India and our majority-owned subsidiary ("MyLexxus India") which does business in India. The operations of MyLexxus India have been included in the consolidated statement of operations since inception.

        In June 2002, we incorporated Lexxus Marketing Pte. Ltd., a corporation organized under the laws of Singapore and our majority-owned subsidiary ("Lexxus Singapore"), which does business in Singapore. The operations of Lexxus Singapore have been included in the consolidated statement of operations since inception.

        In November 2002, we incorporated Lexxus International Network Marketing, Inc., a corporation organized under the laws of the Philippines and our majority-owned subsidiary ("Lexxus Philippines"), which does business in the Philippines. The operations of Lexxus Philippines have been included in the consolidated statement of operations since inception.

        In June 2003, we incorporated Lexxus Korea Co., Ltd. (South Korea), a corporation organized under the laws of South Korea and our wholly-owned subsidiary ("Lexxus Korea"), which does business in South Korea. The operations of Lexxus Korea have been included in the consolidated statement of operations since inception.

        In August 2003, we incorporated I Luv My Pet, Inc. ("ILMP") as a wholly-owned subsidiary. ILMP is in the business of selling pet nutraceuticals. The operations of ILMP have been included in the consolidated statement of operations since inception.

Risk Factors

In addition to other information in this Annual Report, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Risks Related to Our Business:

Our Failure To Maintain and Expand Our Distributor Relationships Could Adversely Affect Our Business. We distribute our products through independent distributors, and we depend upon them directly for all of our sales. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors. Our multi-level marketing organization is headed by a relatively small number of key "master" distributors responsible for a significant percentage of total sales, including, in some cases, sales in several different countries. The loss of a significant number of distributors, including any "master" distributors, could materially and adversely affect sales of our products and could impair our ability to attract new distributors. Moreover, the replacement of distributors could be difficult because, in our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the personal care and cosmetic product industries. Our distributors may terminate their services with us at any time and, in fact, like many network-marketing organizations, we have a high rate of attrition.

If The Number Or Productivity Of Independent Distributors Does Not Increase, Our Revenue Will Not Increase. To increase revenue, we must increase the number and/or the productivity of our distributors. We can provide no assurances that distributor numbers will increase or remain constant or that their productivity will increase. We experienced a 113% and 33% increase in active distributors during 2003 and 2002, respectively. The number of active distributors may not increase and could decline in the future. Distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among distributors from year to year. We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.

As We Continue To Expand Into Foreign Markets Our Business Becomes Increasingly Subject To Political And Economic Risks. Changes In These Markets Could Adversely Affect Our Business. We commenced operations in Canada, Australia, New Zealand and Taiwan in 2001, Europe and Russia, Hong Kong, India, Singapore and the Philippines in 2002 and South Korea in 2003. In 2004, we anticipate commencing operations in Mexico. We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, there can be no assurance that we will be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Also, before marketing commences it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers. The failure to do so would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals or that we will have sufficient capital to finance our expansion efforts in a timely manner. In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local distributor population to a new opportunity, or to make it more difficult for us to recruit qualified distributors. There can be no assurance that, even if we are able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in a network marketing system, such as ours. We believe our future success will depend in part on our ability to seamlessly integrate our distributor compensation plan across all markets in which our products are sold. There can be no assurance that we will be able to further develop and maintain a seamless compensation program.

An Increase In The Amount Of Compensation Paid To Distributors Would Reduce Profitability. A significant expense is the payment of compensation to our distributors. We compensate our distributors by paying commissions, bonuses, and certain awards and prizes. Management closely monitors the amount of compensation to distributors paid as a percentage of net sales and may need to adjust our compensation plan to prevent distributor compensation from having a significant adverse effect on earnings. There can be no assurance that these changes or future changes to our compensation plan or product pricing will be successful in maintaining the level of distributor compensation expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated distributors. An increase in compensation payments to distributors as a percentage of net sales would reduce our profitability.

Internal Controls and Accounting Methods May Require Further Modification. The Company has recently modified certain of its accounting policies and made other adjustments to the accounting for past transactions, which resulted in the restatement of the Company's financial statements for each quarter in 2001, 2002, and 2003 as well as for the years ended December 31, 2001 and 2002. See the discussion of the Restatement of Previously Issued Financial Statements on page 3. In connection with the restatement of its financial statements and the audit of the Company's financial statements for the year ended December 31, 2003, the Company has been informed by its independent auditors that many of the restatement items are the result of material weaknesses in the Company's internal controls and procedures. The Company believes that it has implemented new controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance on a timely basis in the foreseeable future. If we are unable to implement these additional controls and procedures, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be adversely affected. In addition, we may be unable to achieve Section 404 certification as mandated by the Sarbanes-Oxley Act.

We Rely On And Are Subject To Risks Associated With Our Reliance Upon Information Technology Systems. Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain distributor records, accurately track purchases and compensation payments, manage accounting and finance operations, generate reports, and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

Taxation And Transfer Pricing Considerations Affect Our Foreign Operations. Our principal domicile is the United States. Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes actually paid abroad. As our operations expand outside the United States, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations. We have adopted transfer pricing agreements with our subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of distributor compensation. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our earnings would be adversely affected. We believe that we operate in compliance with all applicable transfer pricing laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

Our Lexxus Subsidiaries Have a Limited Operating History Which May Not be Indicative of Future Performance. Although our Lexxus subsidiaries accounted for approximately 96% of our total revenues during fiscal 2003, it has only been operating since January 2001, and therefore, is in the early stage of its development. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving international markets. If we are unable to effectively allocate our resources and help grow our Lexxus subsidiary, our stock price may be adversely affected and we may be unable to execute our strategy of expanding our network of distributors. Our business depends upon the performance of our Lexxus subsidiaries and, due to its relatively short operating history, past performance may not be indicative of future results.

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

Product Regulations.
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of certain of our products are subject to extensive regulation by various federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission and the United States Department of Agriculture and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by our distributors or us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in significant loss of sales revenues.

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

We are also subject to the risk of private party challenges to the legality of our network marketing system. The regulatory requirements concerning network-marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing system, or in proceedings not involving us directly but which challenge the legality of other multi-level marketing systems, could have a material adverse effect on our business.

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

Taxation Relating To Distributors.
Our distributors are subject to taxation, and in some instances legislation or governmental agencies impose an obligation on us to collect the taxes, such as value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors.

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

Currency Exchange Rate Fluctuations Could Lower Our Revenue And Net Income. In 2003, we recognized approximately 83% of our revenue in non-United States markets. We purchase all inventory in the United States in United States dollars. In preparing our consolidated financial statements, we translate revenue and expenses in foreign countries from their local currencies into United States dollars using the average exchange rates for the period. The effect of the translation of the Company's foreign operations are included in accumulated other comprehensive income within stockholder's equity and such do not impact the statement of operations. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition. Further, to date we have not attempted to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts.

If We Are Unable To Expand Operations In Any Of The New Markets We Have Currently Targeted, We May Have Difficulty Achieving Our Long-Term Objectives. A significant percentage of our revenue growth over the past three years has been attributable to our expansion into new markets. For example, the revenue growth we experienced in 2002 and 2003 was due in part to our successful expansion of operations into Hong Kong, Russia and South Korea. Moreover, our growth over the next several years depends on our ability to successfully introduce our products and our distribution system into new markets. We could face regulatory difficulties in accessing these new markets. If we are unable to successfully expand our operations into these new markets, our opportunities to grow our business may be limited, and as a result, we may not be able to achieve our long-term objectives.

Adverse Publicity Concerning Our Business, Marketing Plan Or Products Could Harm Our Business And Reputation. The size of our distribution force and the results of our operations can be particularly impacted by adverse publicity regarding us, the legality of our distributor network, our products or the actions of our distributors. Specifically, we are susceptible to adverse publicity concerning:

        .   The legality of network marketing;
        .   The safety of the ingredients found in our products or our competitor's products;
        .   Regulatory investigations of us, our competitors and our respective products;
        .   The actions of our current or former distributors; and
        .   Public perceptions of direct selling businesses in general.

In addition, in the past certain network marketing companies have experienced negative publicity in connection with regulatory investigations and inquiries that has harmed the network marketing industry in general. We, or one or more of our network-marketing competitors, may receive negative publicity in the future and it may harm our business and reputation.

Although Our Distributors Are Independent Contractors, Improper Distributor Actions That Violate Laws Or Regulations Could Harm Our Business. Distributor activities that violate governmental laws or regulations could result in governmental actions against us in markets where we operate. Our distributors are not employees and act independently of us. Some of our distributors may be doing business in countries without proper registration or authority to do so. We implement strict policies and procedures to ensure our distributors comply with applicable legal requirements. However, given the size and diversity of our distributor force, we experience problems with distributors from time to time. Distributors often desire to enter a market before we have received approval to do business in order to gain an advantage in the marketplace. Improper distributor activity in new geographic markets could result in adverse publicity and can be particularly harmful to our ability to ultimately enter these markets.

Failure Of New Products To Gain Distributor And Market Acceptance Could Harm Our Business. An important component of our business is our ability to develop new products that create enthusiasm among our distributor force. If we fail to introduce new products on a timely basis, our distributor productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, limited capital resources, government regulations, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences.

The Loss Of Key High-Level Distributors Could Negatively Impact Our Distributor Growth And Our Revenue. For Lexxus and eKaire, we have approximately 84,400 total active distributors and 3,100 total senior level distributors. These senior level distributors, together with their extensive networks of downline distributors, account for substantially all of our revenue. As a result, the loss of a senior level distributor or a group of leading distributors in the distributor's network of downline distributors whether by their own choice or through disciplinary actions by us for violations of our policies and procedures could negatively impact our distributor growth and our revenue.

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

System Failures Could Harm Our Business. Because of our diverse geographic operations and our seamless distributor compensation plan, our business is highly dependent on efficiently functioning information technology systems provided by Marketvision Communications Corp. The Marketvision systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures, computer viruses and worms, software defects and other events. They are also subject to break-ins, sabotage, acts of vandalism and similar misconduct. Despite precautions implemented by the staff of Marketvision, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

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

We Do Not Have Product Liability Insurance And Product Liability Claims Could Hurt Our Business. Currently, we do not have product liability insurance, although the insurance carried by our suppliers may cover certain product liability claims against us. Nevertheless, we do not conduct or sponsor clinical studies of our products. As a marketer of nutraceuticals, cosmetic lotions and other products that are ingested by consumers or applied to their bodies, we may become subjected to various product liability claims, including that: (i) our products contain contaminants; (ii) our products include inadequate instructions as to their uses; or (iii) our products include inadequate warnings concerning side effects and interactions with other substances. Especially since we do not have direct product liability insurance, it is possible that product liability claims and the resulting adverse publicity could negatively affect our business. If our suppliers' product liability insurance fails to cover product liability claims, or such claims exceed the amount of coverage provided by such policies, we could be required to pay substantial monetary damages which could materially harm our business, financial condition and results of operations. As a result, we may become required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.

We Do Not Manufacture Our Own Products So We Must Rely On Independent Third Parties For The Manufacture And Supply Of Our Products. All of our products are manufactured by outside third parties. There is no assurance that these outside manufacturers will continue to reliably supply products to us at the level of quality we require. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide the products in required volumes and quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we will be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of our products could result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

A Large Portion Of Our Sales Is Concentrated In A Small Number Of Countries. Our earnings in future periods may be susceptible to various risks because of the concentration of our sales in a small number of countries. Of the thirty countries in which we operated as of December 31, 2003, the United States, Canada, Hong Kong, Russia, South Korea and Taiwan, accounted for approximately 96% of our total sales for the year ended December 31, 2003. As a result, our future performance is dependent upon government regulation, economic conditions and consumer demand for our products in these six countries.

Two Of Our Products Constitute A Significant Portion Of Our Sales. Our Skindulgence(TM) and Alura(TM) products constitute a significant portion of our retail sales, accounting for approximately 49% and 34%, respectively, of our total sales in fiscal 2003. If demand for either of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products, or we cease offering either of these products for any reason without a suitable replacement, our business, financial condition and results of operations could be materially and adversely effected.

Our Ability To Grow In The Future Will Be More Dependent On Increased Penetration Of Existing Markets Than New Market Openings, Relative To Past Years; As A Result, Our Business Will Be Adversely Affected If We Are Unable To Successfully Increase Existing Market Penetration. During the past two years Lexxus has expanded principally by entering into new markets and introducing new products. Because we have already succeeded in entering into many of the most attractive markets for our products and distribution system, an increasingly important part of our strategy for continued growth is to increase the number and range of our products available in our existing markets. In addition, our future growth will depend upon improved training and other activities that enhance distributor retention in our existing markets. We cannot assure that our efforts to increase our market penetration in our existing markets will be successful.

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

The High Level Of Competition In Our Industry Could Adversely Affect Our Business. The business of marketing nutracuetical and lifestyle enhancement products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Although we are the exclusive distributor of the Alura(TM) product in the network marketing segment, we cannot be sure that another company will not replicate, or market similar products. Sales of similar products by competitors may materially and adversely affect our business, financial condition and results of operations.

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

A General Economic Downturn May Reduce Our Revenues. Worldwide economic conditions may adversely affect demand for our products. Consumer purchases of our products may decline during recessionary periods and also may decline at other times when disposable income is lower.

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

We May Be Unable To Protect Our Proprietary Technology Rights. Our success depends to a significant degree upon the protection of the Marketvision licensed software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology. The reverse engineering unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

Our Use Of The "Alura" or "Lexxus" Trademarks May Infringe The Trademark Rights Of Other Companies. Our use of "Alura" or "Lexxus" as well as the use of other names, may result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to pay damages and/or to enter into royalty or license agreements to continue to use a product name. We may be required to stop using the name "Alura" or "Lexxus". Any of these events could have a material adverse effect on our business, operating results and financial condition.

Risks Related To Our Common Stock:

Disappointing Quarterly Revenue Or Operating Results Could Cause The Price Of Our Common Stock To Fall. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially.

Our Common Stock Is Particularly Subject To Volatility Because Of The Industry That We Are In. The stock market in general has experienced extreme price and volume fluctuations. In addition, the market prices of securities of network marketing companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock.

Future Sales By the Company or Existing Security Holders Could Depress The Market Price Of Our Common Stock. If the Company or our existing stockholders sell a large number of shares of our common stock, the market price of the common stock could decline significantly. Further, even the perception in the public market that the Company or our existing stockholders might sell shares of common stock could depress the market price of the common stock.

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange. There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange such as NASDAQ. The effects of not being able to list our securities on a national exchange include:

        .   Limited release of the market prices of our securities;
        .   Limited news coverage of us;
        .   Limited interest by investors in our securities;
        .   Volatility of our stock price due to low trading volume;
        .   Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
        .   Limited ability to issue additional securities or to secure additional financing.

There is No Assurance That An Active Public Trading Market Will Continue. There was an extremely limited public trading market for our common stock. Commencing in the fourth quarter of 2003, a more active trading market for our shares developed and the price of our shares of common stock increased considerably. There can be no assurances that an active public trading market for our common stock will be sustained. If for any reason an active public trading market does not continue, purchasers of the shares of our common stock may have difficulty in selling their securities should they desire to do so and the price of our common stock may decline.

ITEM 2.       PROPERTIES.

        NHTC and Lexxus lease an aggregate of approximately 16,000 square feet of office and warehouse space in Dallas, Texas. The original lease term is 38 months, expiring in September 2004, and the current rent is approximately $153,000 per year. Additional warehousing for Lexxus is located in Hollister, Missouri where Lexxus utilizes approximately 1,500 square feet of warehouse space. The lease term is on a month-to-month basis at a rent of $18,000 per year. The Canadian office and warehouse of Lexxus and eKaire leases office space in Langley, British Columbia, totaling approximately 5,000 square feet. The lease term is 36 months, expiring on January 2007 and the current rent is approximately $22,000 per year.

        Kaire Australia, Kaire New Zealand, Lexxus Australia and Lexxus New Zealand lease office space and warehouse facilities of approximately 2,500 square feet in Queensland, Australia. The lease term is 60 months, expiring in January 2007, and the current rent is approximately $32,000 per year.

        In February 2002, Lexxus Hong Kong entered into a 42-month agreement for approximately 5,400 square feet of office space at a current rate of approximately $183,000 per year.

        In March 2002, Lexxus Taiwan entered into a 24-month agreement for approximately 10,000 square feet of office space located in Kaohsiung, Taiwan at a current rate of approximately $56,000 per year. This lease was extended effective March 1, 2004 for an additional six months. In May 2002, Lexxus Taiwan entered into a 36-month agreement for approximately 4,500 square feet of office spare located in Taipei, Taiwan at a current rate of approximately $86,000 per year.

        In August 2002, Lexxus India entered into a 60-month agreement for 2,665 square feet of office space located in Hyderabad, India at a current rate of approximately $13,000 per year.

        In September 2002, Lexxus Singapore entered into a 36-month agreement for 4,155 square feet of office space at a current rate of approximately $155,000 per year.

        In January 2003, Lexxus Philippines entered into a 24-month agreement for approximately 6,400 square feet of office space located in Manila at a current rate of approximately $49,000 per year.

        In April 2003, Lexxus South Korea entered into a 12-month agreement for approximately 4,100 square feet of office space located in Seoul at a current rate of approximately $266,000 per year.

        We believe that such properties are suitable and adequate for our current operating needs.

ITEM 3.       LEGAL PROCEEDINGS.

        On April 10, 2003, Bobby R. Porter and wife, Betty R. Porter, filed suit against Lexxus International, Inc. and Alex Arnold (an employee of Lexxus International, Inc.) in the 170th District Court of McLennan County, Texas asserting misrepresentations made by the former owners of NuEworld.com Commerce, Inc. ("NuEworld") pertaining to a stock investment made by the plaintiffs in June 2000. The plaintiffs are seeking the sum of $40,000, court costs and other relief. The Company acquired certain assets of NuEworld in January 2003. The Company filed a motion to transfer venue in April 2003 and intends to vigorously defend itself in this case.

        In February 2004, the Company received notice from a plaintiff in an action in Florida state court styled Haimes v. Natural Health Trends Corp. that plaintiff was seeking to recover attorney's fees from the Company in the amount of approximately $85,000 in connection with a judgment that the plaintiff previously had taken against the Company and the Company had paid in full. While the Company disputes such charges, they have entered into preliminary settlement negotiations with the plaintiff.

        From time to time, NHTC is involved in legal proceedings incidental to the course of its business. NHTC believes that pending actions, both individually and in the aggregate, will not have a material adverse effect on the financial condition, results of operations, cash flows or prospects.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the last quarter of 2003, NHTC did not submit any matter to the vote of the shareholders.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        NHTC's Common Stock is currently quoted on the NASD Over the Counter Bulletin Board ("OTCBB") under the symbol "NHLC". The following table sets forth the range of high and low closing bid prices on a quarterly basis as reported by the OTCBB for the fiscal years 2002 and 2003.

                                      2002

               Quarter            High Bid($)        Low Bid($)
           -----------------    ---------------    -------------

           First Quarter                  4.00             2.00

           Second Quarter                 2.00             1.00

           Third Quarter                  3.00             1.00

           Fourth Quarter                 3.00             1.00

                                      2003

               Quarter            High Bid($)        Low Bid($)
           -----------------    ---------------    -------------
           First Quarter *                2.00             1.00

           Second Quarter                 6.30             1.60

           Third Quarter                 11.40             5.63

           Fourth Quarter                11.10             4.80

                The OTCBB quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions. On March 31, 2004, the closing price of our shares of Common Stock as reported on the OTCBB was $18.27.

                * In March 2003, we effected a 1-for-100 reverse stock split with respect to the outstanding shares of our Common Stock.

Holders
        As of February 19, 2004, NHTC had approximately 400 holders of record of our Common Stock and approximately 3,400 beneficial owners of Common Stock.

Dividends
        We have not paid any cash dividends on our Common Stock to date and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, future-financing arrangements, if any, may preclude or otherwise restrict the payment of dividends.

Securities authorized for issuance under equity compensation plans.
        The following table summarizes the Company's Equity Compensation Plans as of December 31, 2003:

                      Equity Compensation Plan Information

                                                             (b)
                                                          Weighted-                  (c)
                                       (a)            average exercise      Number of securities
                              Number of securities        price of        remaining available for
                                to be issued upon        outstanding    future issuance under equity
                                  exercise of             options,           compensation plans
                              outstanding options,      warrants and       (excluding securities
Plan category                  warrants and rights         rights         reflected in column (a))
----------------------------------------------------------------------------------------------------
  Equity compensation
 plans or arrangements
  approved by security
        holders                    1,225,000(1)               --                1,225,000(1)
----------------------------------------------------------------------------------------------------

 Equity compensation
 plans or arrangements
not approved by security
        holders                    1,334,919(2)           $ 1.21                       --
----------------------------------------------------------------------------------------------------

        Total                      2,559,919                  --                1,225,000
----------------------------------------------------------------------------------------------------

(1) Includes 1,225,000 shares of our Common Stock reserved under our 2002 Stock Option Plan, as amended, for future issuance which was approved by our stockholders in May 2003 and 310,000 of which have been granted as of March 31, 2004.

(2) Includes (i) options exercisable for 570,000 shares of Common Stock issued to the LaCore and Woodburn Partnership, (ii) options exercisable for 570,000 shares of Common Stock issued to Mr. LaCore, (iii) options exercisable for 30,000 shares of Common Stock issued to Benchmark Consulting Group (which was subsequently assigned to the LaCore and Woodburn Partnership), (iv) options exercisable for 30,000 shares of Common Stock issued to Mr. LaCore,
    (v) options exercisable for 120,000 shares of Common Stock issued to certain members of the Company's board of directors, (vi) options exercisable for 13,419 shares of Common Stock issued to two unrelated parties, and (vii) options exercisable for 1,500 shares of Common Stock to an employee.

Recent Sales of Unregistered Securities
        During the year ended December 31, 2003, the Company issued the following unregistered securities:

        In January 2003, the Company issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, 18,500 shares of Common Stock to a law firm for legal services previously performed of approximately $34,000.

        In January 2003, the Company issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, 10,000 shares of Common Stock to a consulting firm for consulting services of approximately $19,000.

        In March 2003, the Company issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, 360,000 shares of our Common Stock valued at approximately $433,000 to NuEworld.com Commerce, Inc. pursuant to a database purchase agreement. In the purchase, the shares were discounted approximately 35% from their market value of $1.85 per share due to certain trading restrictions.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion is intended to assist in the understanding of NHTC's consolidated financial position and its results of operations for each of the two years ended December 31, 2003 and 2002. This discussion should be read in conjunction with Item 7. - Financial Statements, beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes NHTC and all of its subsidiaries on a consolidated basis.

Company Overview
        NHTC is an international network marketing organization. NHTC controls subsidiaries that distribute products through three separate direct selling networks that promote health, wellness and vitality. Lexxus International, Inc., a majority-owned subsidiary and other Lexxus subsidiaries (collectively, "Lexxus") sell certain cosmetic products as well as "quality of life" products, which constitute approximately ninety-six percent (96%) of consolidated revenues in 2003. eKaire.com, Inc., ("eKaire"), a wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness. I Luv My Pet, Inc., ("ILMP"), a wholly-owned subsidiary, distributes nutritional supplements for dogs and cats.

        NHTC operates its Lexxus, eKaire and ILMP direct selling operations as a single segment and primarily sells its products through a network of approximately 85,000 active distributors. NHTC aggregates the Lexxus and eKaire operating segments because it believes it operates as a single reportable segment selling its products in similar distribution channels in each of its operations. Operations of ILMP are not material for the year ended December 31, 2003 since it commenced in the fourth quarter of 2003.

        As of March 29, 2004, NHTC purchased the common stock owned by the minority shareholders of Lexxus International, Inc. (representing the 49% interest in Lexxus not owned by the Company) in exchange for 100,000 shares of restricted NHTC common stock. During 2004, the Company intends to continue to pursue acquiring the minority ownership of most of its majority owned subsidiaries. Effective on March 31, 2004, the Company acquired Marketvision Communications Corp. ("Marketvision"). Marketvision is the exclusive developer and service provider of the direct selling software used by the Company since mid-2001.

        NHTC's management reviews its financial information in each country primarily by total net sales. Each of NHTC's operations sells primarily the same products and possesses similar economic characteristics, such as similar gross margins. For the year ended December 31, 2003, NHTC's foreign operations accounted for approximately 83% of its consolidated net sales, whereas in the same period in 2002, its foreign operations accounted for approximately 64% of its consolidated net sales.

        Net Sales. NHTC derives its revenue from sales of its products, sales of its starter and renewal administrative enrollment packs, and from shipping fees. Substantially all of its product sales are to independent distributors at published wholesale prices. NHTC believes the vast majority of its product sales are for personal consumption; however, NHTC cannot distinguish its personal consumption sales from its other sales because it has no involvement in its products after delivery other than usual and customary product returns.

        The number of active distributors for NHTC's products has increased from approximately 30,000 to approximately 85,000 since 2001. NHTC attributes the increase in the number of active distributors and the resulting improvement over the past three years in its net sales to the following:

        . relatively high commissions paid under the distributor compensation plan. Management believes the NHTC compensation plan is among the most financially rewarding plans offered by any network marketing company;

        . expansion into international markets including eastern Europe and Russia, Hong Kong, India, Singapore, the Philippines, and South Korea in 2002 and 2003; and

        . introduction of certain new products, including the 180DEG. Life System Carb-Blocker(TM) and Lexxus Premium Noni(TM).

        NHTC believes its future success on increasing its net sales is dependent on the following factors:

        . continuing its product development strategy, which includes continuing to enhance its existing proprietary products and introducing new products, such as the recent launch of its 180DEG. Life System Carb-Blocker(TM);

        .   continuing its planned international expansion; and

        . continuing to attract and retain distributors who routinely purchase its products by introducing new incentives and refining existing commissions and incentives.

        Cost of sales consists of products purchased from third-party manufacturers, costs of promotional materials sold to NHTC's distributors, freight, provisions for slow moving or obsolete inventories and the cost of NHTC's third party service provider. NHTC's inventory turnover ratio improved from 2.2 in 2002 to 3.7 in 2003.

        NHTC's sales mix can be influenced by the following:

        .   changes in commission and incentive programs;

        .   changes in its sales prices;

        .   changes in consumer demand;

        .   changes in competitors' products;

        .   changes in economic conditions;

        .   changes in regulations;

        .   introduction of new products; and

        .   discontinuation of existing products.

        Distributor commissions are dependent on the sales mix and typically range between 43% to 46% of net sales. Commissions are paid to NHTC's independent distributors in accordance with its global compensation plan based on commissionable net sales, which consist of finished products. NHTC's commission and incentive program calculates commissions and incentives based on the following criteria:

        . a distributor's placement and position within NHTC's overall global commission plan;

        . the volume of a distributor's direct and indirect commissionable sales; and

        .   a distributor's achievement of certain sales levels.

        Foreign exchange. NHTC is exposed to certain market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect NHTC's financial results. Changes in exchange rates could positively or negatively affect its financial results, as expressed in United States dollars. The effect of the translation of the Company's foreign operations are included in accumulated other comprehensive income within stockholder's equity and such do not impact the statement of operations. For the years ended December 31, 2003 and 2002, changes in currency exchange rates did not have a material adverse impact on the Company.

        Effect of inflation. NHTC believes inflation has not had a material impact on its operations or profitability.

Critical Accounting Policies and Estimates
        In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," NHTC has identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by NHTC's management. NHTC periodically analyzes the need for certain estimates, including the need for such items as reserves for inventory valuation, impairment of long-lived assets, revenue recognition, sales returns, and contingencies. NHTC bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. NHTC cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates NHTC could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. NHTC's critical accounting policies at December 31, 2003 include the following:

Inventory Valuation
        NHTC's inventory carrying value is reviewed and compared to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, NHTC reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. NHTC's determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management's future plans.

Asset Impairment
        NHTC reviews the book value of its property and equipment and other long-term assets whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. NHTC's impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. NHTC believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, NHTC would have to recognize an impairment loss to the extent the net book value of an asset exceeds its fair value. At December 31, 2003, the net book value of NHTC's property and equipment and long-term assets was approximately $883,000 and $509,000, respectively.

Allowance for Sales Returns
        The Company maintains an allowance for sales returns and refunds based on the return practices and policies by country and our historical experience. The allowance for sales returns may need to be adjusted if actual sales returns differ from estimates.

Tax Valuation Allowance
        NHTC evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2003, the Company had net deferred assets of approximately $2.5 million. The Company has established a valuation allowance for the full amount of such net deferred tax assets at December 31, 2003, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized. However, should the Company's trend of taxable income continue, it may be necessary, as early as fiscal 2004, to release a portion or all of the valuation allowance.

Revenue Recognition and Deferred Costs
        Product sales are recognized when shipped. NHTC defers revenue received from the sale of its starter and renewal administrative packs due to the twelve-month term of the membership. Such fees actually received are recognized as revenue on a straight-line basis over the twelve-month term of the membership. In addition, NHTC defers and recognizes to cost of sales on a straight line basis the actual cost paid to a third party associated with the administrative enrollment fees received from distributors. Although NHTC has no immediate plans to significantly change the terms or conditions of the starter or renewal memberships, any changes in the future could result in additional revenue deferrals or could cause NHTC to recognize its deferred revenue over a longer period of time.

Restatement of Previously Issued Financial Statements

        During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

   (i)    revenue recognition with respect to administrative enrollment fees;
   (ii)   revenue cut-off between 2002 and 2003;
   (iii)  accounts receivable reconciliation to supporting documents;
   (iv)   reserves established for product returns and refunds;
   (v)    the gain recorded in connection with the sale of a subsidiary in 2001;
   (vi)   income tax provisions; and
   (vii)  stock option based compensation.

        Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as for the years ended December 31, 2001 and 2002.

        In connection with the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment and membership fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 104, "Revenue Recognition", ("SAB 104") and related guidance. The Company determined that under SAB 104, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by approximately $1,336,000. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $336,000 for the year ended December 31, 2002.

        The Company also reviewed its revenue cut-off as of the beginning of 2003. It was noted that approximately $1,008,000 of sales originally recorded in 2002 were not actually shipped until early 2003. The restatement resulted in net sales for the quarter ended December 31, 2002 being decreased by $1,008,000 and net sales for the quarter ended March 31, 2003 being increased by the same amount. The restatement also resulted in distributor commissions for the quarter ended December 31, 2002 being decreased by $459,000 and distributor commissions for the quarter ended March 31, 2003 being increased by the same amount.

        Also in connection with its review, the Company determined that its accounts receivable as of March 31 and June 30, 2003 did not reconcile in total to supporting details for such transactions. The restatement resulted in net sales being decreased by $140,000 and $260,000 as of March 31 and June 30, 2003, respectively.

        The Company had not recorded a reserve for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that the reserves for returns and refunds for prior periods were required and should be recorded. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by approximately $350,000, with corresponding adjustments to cost of sales for the estimated cost of products returned.

        In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary of the Company, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9 million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. For the year ended December 31, 2002, the Company is now recognizing $2,400,000 of gain on the sale of Kaire as Discontinued Operations and is reducing its Other Income by $800,000.

        The Company disclosed in its Annual Report on Form 10-KSB for the year ended December 31, 2002 that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001 and that an estimated tax provision in the amount of $300,000 was necessary for the year ended December 31, 2002.

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

        The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                           Year Ended December
                                                       ---------------------------
                                                            December 31, 2002
                                                       ---------------------------
                                                            As
                                                        Previously         As
                                                         Reported       Restated
                                                       ------------   ------------
Net sales                                              $     39,662   $     36,968
Cost of sales                                                 7,391          6,985
                                                       ------------   ------------

Gross profit                                                 32,271         29,983
Operating expenses                                           28,770         29,745
                                                       ------------   ------------

Income from operations                                        3,501            238
Other income (expense)                                          601             33
                                                       ------------   ------------

Income from continuing operations before taxes and
 minority interest                                            4,102            271
  Income tax expense                                              -           (300)
  Minority interest, net of taxes                                 -           (232)
                                                       ------------   ------------
Income (loss) before discontinued operations                  4,102           (261)
                                                       ------------   ------------
  Gain from discontinued operations, net of taxes                 -          2,400
                                                       ------------   ------------
Net income                                                    4,102          2,139
   Preferred stock dividends                                     70             70
                                                       ------------   ------------
Net income available to common stockholders            $      4,032   $      2,069
                                                       ============   ============
Basic income per common share:
   Continuing operations                               $       1.29   $      (0.11)
   Discontinued operations                                        -           0.77
                                                       ------------   ------------
   Net income                                          $       1.29   $       0.66
                                                       ============   ============

Diluted income per common share:
   Continuing operations                               $       1.24   $      (0.11)
   Discontinued operations                                        -           0.77
                                                       ------------   ------------
   Net income                                          $       1.24   $       0.66
                                                       ============   ============
Weighted average shares outstanding:
   Basic                                                      3,118          3,118
   Diluted                                                    3,247          3,118

        The adjustments in net sales, cost of sales, commission expense, stock based compensation expense, other income and income taxes resulted in a net decrease in income before discontinued operations of approximately $4,363,000 from the amounts previously reported for the year ended December 31, 2002. Net income available to stockholders decreased by approximately $1,963,000 from the amounts previously reported. Restated basic and diluted income per share from continuing operations decreased by $1.40 and $1.35, respectively, from the amounts previously reported for the year ended December 31, 2002. Net income for basic and diluted income per share decreased by $0.63 and $0.58, respectively, from the amounts previously reported for the year ended December 31, 2002. The cumulative effect of the restatements for 2001 and 2002 resulted in a net increase in accumulated deficit of approximately $3,520,000 as of December 31, 2002.

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

      The following table summarizes NHTC's consolidated operating results as a percentage of net sales for each of the years indicated:

                                                         Years Ended December 31,
                                                       ---------------------------
                                                                          2002
                                                           2003       As Restated
                                                       ------------   ------------
Net sales                                                     100.0%         100.0%
Cost of sales                                                  19.9%          18.9%
                                                       ------------   ------------

Gross profit                                                   80.1%          81.1%

Operating expenses:
  Distributor commissions                                      43.1%          45.5%
  Selling, general and administrative expenses                 26.6%          31.1%
  Stock option based compensation                                 -            3.9%
                                                       ------------   ------------
    Total operating expenses                                   69.7%          80.5%
                                                       ------------   ------------

Income from operations                                         10.4%            .6%

Other income (expense)                                            -             .1%
                                                       ------------   ------------

Income from continuing operations before taxes and
 minority interest expense                                     10.4%            .7%

  Income tax expense and minority interest                     (1.8%)         (1.4%)
                                                       ------------   ------------

Income (loss) before discontinued operations                    8.6%           (.7%)
                                                       ------------   ------------

  Gain from discontinued operations, net of taxes                 -            6.5%
                                                       ------------   ------------

Net income                                                      8.6%           5.8%
                                                       ------------   ------------

Net Sales
         Net sales were approximately $62,886,000 for the year ended December 31, 2003 compared to $36,968,000 for the year ended December 31, 2002. This increase of approximately $25,918,000 or 70% was primarily attributable to the increased number of active Lexxus distributors (approximately $21.9 million or 85% of the increase), Lexxus's expansion into new markets, including South Korea in the second quarter of 2003 (approximately $2.7 million or 10% of the increase) and sales of new products (approximately $1.3 million or 5% of the increase). As of December 31, 2003, the Company had deferred revenue of approximately $6.6 million of which $4.0 million pertained to goods shipped in the first quarter of 2004 and recognized as revenue at that time.

Cost of Sales
         Cost of sales was approximately $12,525,000 or 20% of net sales for the year ended December 31, 2003 compared with approximately $6,985,000 or 19% of net sales for the year ended December 31, 2002. This increase of approximately $5,540,000 or 79% was primarily attributable to the Lexxus product mix and sales volume compared to the 2002 sales of eKaire products and a smaller Lexxus product mix in fewer countries. The increase in the cost of sales as a percentage of revenues is primarily attributable to the change of product mix sold in 2003 as well as higher transportation costs.

Gross Profit
         Gross profit was approximately $50,361,000 or 80% of net sales for the year ended December 31, 2003 compared with approximately $29,983,000 or 81% of net sales for the year ended December 31, 2002. This increase of approximately $20,378,000 or 68% was attributable to the increase in gross sales of Lexxus products and the increase of cost of sales as a percentage of sales due to the change of product mix sold in 2003 and higher transportation costs.

Commissions
         Distributor commissions were approximately $27,096,000 or 43% of net sales for the year ended December 31, 2003 compared with approximately $16,834,000 or 46% of net sales for the year ended December 31, 2002. This increase of approximately $10,262,000 or 61% was directly related to the increase in gross sales and the terms of the compensation plans. The decrease in commissions as a percentage of revenue is due to the normal fluctuations that occur in the compensation plan and also due to the amount of revenue allocated to the compensation plan.

Selling, General and Administrative Expenses
         Selling, general and administrative costs were approximately $16,741,000 or 27% of net sales for the year ended December 31, 2003 compared with approximately $11,477,000 or 31% of net sales for the year ended December 31, 2002. This increase of approximately $5,264,000 or 46% was attributable to approximately $1,343,000 of additional administrative expenses associated with the new office in Seoul, South Korea and the balance of the increase resulted from sales and marketing conventions, promotions and trainings. Selling, general and administrative expenses decreased as a percentage of net sales from 31% in 2002 to 27% in 2003 due to operating efficiencies and economies of scale gained with higher volumes of net sales.

Stock Option Based Compensation
         Stock option based compensation expense was zero for the year ended December 31, 2003 compared to approximately $1,434,000 million for the year ended December 31, 2002. The stock option based compensation recorded in 2002 was in connection with the issuance of certain stock options granted in January 2001 and October 2002 to senior executive officers of the Company which triggered variable accounting because the options contained a "cashless" exercise feature. A cashless exercise feature allows option holders to use the "in the money" value of the options (or the spread between the exercise price and the fair market price of the underlying shares as of the exercise date) as payment for all, or a portion, of the exercise price of an option. The options were amended in November 2002 to require the option holder to obtain Company approval before the option holder could use the cashless exercise feature. Under variable accounting, changes in the market value of a company's shares will generally result in recording a charge or credit to stock based compensation expense.

Other Income (Expense)
         Other expense was approximately $1,000 for the year ended December 31, 2003 compared with income of approximately $33,000 for the year ended December 31, 2002. This decrease of approximately $34,000 was due to recognized loss on foreign exchange offset by an increase in other income.

Income Taxes
         Income taxes were approximately $860,000 or 13% of income from continuing operations before taxes for the year ended December 31, 2003 compared with $300,000 for the year ended December 31, 2002. The decrease in effective tax rate was attributable to use of net operating loss in the U.S. and lower effective tax rates on foreign earnings in 2003. The Company's effective tax rate differs materially from the U.S. Federal statutory rate for the reasons identified in Note 7 of Notes to Consolidated Financial Statements contained elsewhere herein.

Minority Interest, Net of Taxes
         Minority interest expense was approximately $284,000 for the year ended December 31, 2003 compared with approximately $232,000 for the year ended December 31, 2002. This increase was primarily attributable to the minority interest in KGC since inception in November 2003.

Income before Discontinued Operations
         Income before discontinued operations was approximately $5,379,000 or 8.6% of net sales for the year ended December 31, 2003 compared to a loss of approximately $261,000 for the year ended December 31, 2002. Compared to 2002, this increase in 2003 is due to significantly larger net sales and smaller commissions, selling, general and administrative and stock option based compensation expenses as a percentage of net sales offset by a slight increase in cost of sales as a percentage of net sales.

Discontinued Operations
         Discontinued operations of approximately $2,400,000 for the year ended December 31, 2002 was attributable to the recognition of the deferred gain on the sale of Kaire Nutraceuticals, Inc. ("Kaire") recorded at December 31, 2002. See Note 2 of Notes to Consolidated Financial Statements contained elsewhere herein.

Net Income
         Net income was approximately $5,379,000 or 8.6% of net sales for the year ended December 31, 2003 compared to approximately $2,139,000 or 5.8% of net sales for the year ended December 31, 2002. The Company recorded a gain from discontinued operations of $2,400,000 in 2002.

Liquidity and Capital Resources
         NHTC has historically funded the working capital and capital expenditure requirements primarily from cash provided through sales of products, through borrowings from institutions and individuals and issuance of preferred stock.

         In March 2000, NHTC sold 1,000 shares of Series J Preferred Stock, par value $1,000 per share, (the "Series J Preferred Stock") realizing net proceeds of $936,000. Series J Preferred Stock paid a dividend at the rate of 10% per annum. Series J Preferred Stock and the accrued dividends thereon were convertible into shares of Common Stock at a conversion price equal to the lower of the closing bid price on the conversion date or 70% of the average closing bid price of the Common Stock for the lowest three trading days during the twenty day period immediately preceding the date on which NHTC receives notice of conversion from a holder thereof. During 2001, $206,194 face amount of Series J Preferred Stock was converted into 122,604 shares of Common Stock. During 2002, $777,476 face amount of Series J Preferred Stock was converted into 1,025,397 shares of Common Stock. During 2003, $16,330 face amount of Series J Preferred Stock was converted into 28,468 shares of Common Stock. As of December 31, 2003, there were no shares of Series J Preferred Stock outstanding.

        In October 2000, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock paid dividends of 10% per annum and were convertible into shares of Common Stock at the lower of the closing bid price on the conversion date or 75% of the market value of the Common Stock on the conversion date. In April 2002, these 50 shares of Series H Preferred Stock and $5,666 of accrued dividends were converted into 37,739 shares of Common Stock.

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

        During 2002, $1,200,960 face amount of Series F Preferred Stock was converted into 610,995 shares of Common Stock.

        In March 2002, NHTC borrowed $25,000 from Infusion Capital Investment Corporation. This indebtedness was evidenced by NHTC's issuance of a convertible promissory note. The note bore interest at 4.75% per annum and was payable on demand. The note was convertible into shares of Common Stock at a discount equal to 75% of the average closing bid price of the

Common Stock on the five days preceding notice of conversion. The note was converted into an aggregate of 33,333 shares of Common Stock in October 2002.

        In November 2002, NHTC paid $100,000 and issued a promissory note of $120,000 to redeem 180 shares of Series F Preferred Stock. The note was fully satisfied through cash payments by December 31, 2003.

        At December 31, 2003, the ratio of current assets to current liabilities was 1.24 to 1.0 and NHTC had working capital of approximately $3,839,000.

        Cash provided by operations for the period ended December 31, 2003 was approximately $9,528,000. Cash used by investing activities during the period was approximately $1,783,000, which primarily relates to the capital expenditures relating to the expansion of several international offices and to the increase of restricted cash related to the credit card reserve. Cash used by financing activities during the period was approximately $339,000 primarily utilized for the repayment of notes payable and long-term debt. Total cash increased by approximately $7,269,000 during the period.

        NHTC has generated positive cash flows from its operations over the past three years and believes that its existing liquidity and cash flows from operations, including cash and cash equivalents totaling approximately $11.1 million should be adequate to fund normal business operations expected in the future.

        NHTC intends to continue to open additional operations in new foreign markets in coming years. In 2004, NHTC plans to expand into Mexico. The estimated cost to expand into a new country is approximately $2-3 million in the aggregate, of which approximately $500,000 will relate to capital asset purchases that will be depreciated over the life of the assets or lease term.

        On March 31, 2004, the Company entered into a merger agreement with Marketvision Communications Corp. ("Marketvision"), pursuant to which the Company acquired all of the outstanding capital stock of Marketvision in exchange for the issuance of 690,000 shares of NHTC restricted common stock, promissory notes in the aggregate principle amount of approximately $3.2 million and a cash payment of $1,336,875 for a total purchase price of approximately $16.5 million. Marketvision is the exclusive developer and service provider of the direct selling software used by the Company since mid-2001. Based upon the number of new distributors enrolled, Marketvision charged the Company approximately $1.9 million and $1.5 million for services provided during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, NHTC owes Marketvision approximately $1.1 million, which is included in accounts payable. Terry LaCore, a director of the Company and the Chief Executive Officer of Lexxus was a principal stockholder of Marketvision.

        NHTC is considering various alternatives pertaining to raising additional capital to fund the repayment of the promissory notes issued in connection with the Marketvision transaction, its expansion into new markets and/or to make other acquisitions to further expand its business. If NHTC's existing capital resources or cash flows become insufficient to meet its current business plans and projections, and if NHTC would be required to raise additional funds, there is no assurance that funds could be raised on favorable terms, if at all.

Off-Balance Sheet Arrangements
        NHTC does not utilize off-balance sheet financing arrangements other than in the normal course of business. NHTC finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements. As of December 31, 2003, the total future minimum lease payments under various operating leases totaled approximately $1.2 million and are due in payments through 2007.

Recently Issued Accounting Standards
        FASB Interpretation No. 45. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

        FASB Interpretation No. 46 and 46R. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31 2003. In December 2003, FASB issued a revision to FASB Interpretation No. 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities ("SPE's") for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities other than SPE's is required in financial statements for periods ending after March 15, 2004. NHTC does not have interest in structures commonly referred to as SPE's, therefore the adoption of Interpretation 46R is not expected to have a material impact on NHTC's consolidated financial position, results of operations or cash flows.

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

ITEM 7.       FINANCIAL STATEMENTS.

        NHTC's consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented following Item 14 beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On December 22, 2003, the Company filed a Form 8-K disclosing that the Audit Committee and Board of Directors of the Company had approved the dismissal of Sherb & Co., LLP ("Sherb") as the Company's independent auditors of the Company's financial statements for the year ended December 31, 2003. The Company disclosed that the reports of Sherb on the Company's financial statements within the two most recent fiscal years or any subsequent interim periods contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles; with the exception that Sherb's independent auditors report for the year ended December 31, 2001 raised substantial doubt about the Company's ability to continue as a going concern due to historic losses and the need for additional funding. The Form 8-K further disclosed that for the two most recent fiscal years and any subsequent interim period preceding Sherb's dismissal, there were neither disagreements with Sherb nor any reportable events.

        The Form 8-K filed on December 17, 2003 also disclosed that the Company's Audit Committee and Board of Directors had approved the engagement of BDO Seidman, LLP ("BDO") as it new independent auditors as of December 31, 2003.

ITEM 8A.      CONTROLS AND PROCEDURES.

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

        During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2002 and 2001, the quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

   (i)    revenue recognition with respect to administrative enrollment fees;
   (ii)   revenue cut-off between 2002 and 2003;
   (iii)  accounts receivable reconciliation to supporting documents;
   (iv)   reserves established for product returns and refunds;
   (v)    the gain recorded in connection with the sale of a subsidiary in 2001;
   (vi)   income tax provisions; and
   (vii)  stock option based compensation.

        Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as for the years ended December 31, 2001 and 2002 with respect to each of the foregoing items (collectively, the "Restatement Items").

        An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of December 31, 2003 was carried out under the supervision and with the participation of the Company's President and Chief Financial Officer and other members of the Company's senior management. The Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the quarter ended December 31, 2003 and March 31, 2004, the Company substantially altered and improved its internal controls over financial reporting with respect to (i) each of the Restatement Items, and (ii) monthly financial reports provided to the Company by its subsidiaries. The Company plans to implement additional controls and procedures sufficient to accurately report their financial performance on a timely basis. There have been no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

ITEM 13.      EXHIBITS  AND REPORTS ON FORM 8-K.

     (a) Exhibits

Index to Exhibits

NUMBER DESCRIPTION OF EXHIBIT

2.1    Acquisition Agreement between NHTC and Lexxus International (2)
2.2    Acquisition Agreement among NHTC, NHTC Acquisition Corp.
       and Kaire International, Inc. (the "Acquisition Agreement"). (3)
2.3    Stock Purchase Agreement among Zeos International, Ltd. and
       NHTC (Sale of Kaire Nutraceuticals, Inc.) (2)
3.1    Amended and Restated Certificate of Incorporation of the Company. (4)
3.2    Amended and Restated By-Laws of NHTC. (4)
4.1    Specimen Certificate of NHTC's Common Stock. (4)
4.2    Form of Class A Warrant. (4)
4.3    Form of Class B Warrant. (4)
4.4 Form of Warrant Agreement between NHTC and Continental Stock Transfer & Trust Company for Class A and B Warrants. (4)
4.5    1994 Stock Option Plan. (4)
4.6    1997 Stock Option Plan. (11)
4.7    1998 Stock Option Plan. (11)
4.8    Articles of Amendment of Articles of Incorporation of the Company. (6)
4.9 Articles of Amendment of Articles of Incorporation- Series C Preferred Stock. (7)
4.10 Articles of Amendment of Articles of Incorporation- Series E Preferred Stock. (3)
4.11 Articles of Amendment of Articles of Incorporation- Series F Preferred Stock. (3)
4.12 Articles of Amendment of Articles of Incorporation- Series G Preferred Stock. (3)
4.13 Articles of Amendment of Articles of Incorporation- Series H Preferred Stock. (3)
4.14   Form of Warrant in connection with the Acquisition Agreement. (3)
4.15 Articles of Amendment of Articles of Incorporation - Series J Preferred Stock (13)
4.16   Stock Option Agreement between NHTC and Terry LaCore. (2)
4.17   Stock Option Agreement between NHTC and Benchmark Consulting Group. (2)
4.18 Convertible Promissory Note issued by NHTC to Augusta Street LLC in the amount of $100,000. (2)
4.19 Convertible Promissory Note issued by NHTC to Augusta Street LLC in the amount of $138,000. (2)
4.20   Consulting Agreement between NHTC and Summit Trading Limited. (2)
4.21   Lease for Registrant's Irving, Texas facility. (2)
4.22 Distributorship Agreement between Lexxus International, Inc. and 40 J's L.L.C. (2)
4.23   Stock Option Grant between NHTC and Naline Thompson. (2)
21 Subsidiaries of the Registrant (see Note 1 to Notes to Consolidated Financial Statements contained herein)
31     Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32     Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

(8) Previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

(9)    Previously filed with NHTC's Form 10-KSB for the year ended
       December 31, 1998.

(11)   Previously filed with NHTC's Registration Statement, File No. 333-80465.

(13)   Previously filed with NHTC's Form 8-K dated March 17, 2000.

       (b)    Reports on Form 8-K

         On December 22, 2003, the Company filed Form 8-K disclosing the change effective as of December 17, 2003 in certifying accountants from Sherb & Co., LLP to BDO Seidman, LLP.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Dated: Dallas, Texas
       April 13, 2004

                                      NATURAL HEALTH TRENDS CORP.

                                      By:   /s/ Mark D. Woodburn
                                         --------------------------------
                                         Mark D. Woodburn
                                         President and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

        Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date
---------                          -----                          ----

/s/ Mark D. Woodburn               President, Chief Financial     April 13, 2004
---------------------------        Officer and Director
Mark D. Woodburn

/s/ Terry LaCore                   Director                       April 13, 2004
---------------------------
Terry LaCore

/s/ Sir Brian Wolfson              Director                       April 13, 2004
---------------------------
Sir Brian Wolfson

/s/ Randall A. Mason               Director                       April 13, 2004
---------------------------
Randall A. Mason

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of Natural Health Trends Corp. are included in response to Item 7:

                                                                            PAGE

Independent Auditors' Report for the Year ended December 31, 2003........   F-2

Independent Auditors' Report for the Year ended December 31, 2002........   F-3

Consolidated Balance Sheet...............................................   F-4

Consolidated Statements of Operations....................................   F-5

Consolidated Statements of Stockholders' Equity..........................   F-6

Consolidated Statements of Comprehensive Income..........................   F-7

Consolidated Statements of Cash Flows....................................   F-8

Notes to Consolidated Financial Statements...............................   F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Natural Health Trends Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. and Subsidiaries ("the Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present, in all material respects, the consolidated financial position of Natural Health Trends Corp. and Subsidiaries as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ BDO Seidman, LLP
                                              ----------------------------------
                                                  BDO Seidman, LLP

Dallas, Texas
March 26, 2004 (except for note 11
which is dated as of March 31, 2004)

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

                                                /s/  Sherb & Co., LLP
                                                Sherb & Co., LLP
                                                Certified Public Accountants

New York, New York
March 7, 2003 (except for note 2
which is dated as of March 24, 2004)

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                              December 31,
                                                                                  2003
                                                                           ------------------
                  ASSETS

Current assets:
     Cash and cash equivalents                                             $       11,133,075
     Restricted cash                                                                1,363,188
     Accounts receivable                                                              238,487
     Inventories                                                                    3,580,303
     Prepaid expenses and other current assets                                      3,363,941
                                                                           ------------------
         Total current assets                                                      19,678,994
Property and equipment, net                                                           882,648
Goodwill                                                                              207,765
Database, net                                                                         509,391
Deposits and other assets                                                             778,607
                                                                           ------------------
         Total asset                                                       $       22,057,405
                                                                           ==================

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $        3,820,339
     Accrued expenses                                                                 831,454
     Accrued distributor commissions                                                2,285,182
     Income taxes payable                                                           1,442,655
     Notes payable                                                                    287,703
     Current portion of long-term debt                                                 26,400
     Deferred revenue                                                               6,633,586
     Other current liabilities                                                        512,838
                                                                           ------------------
         Total current liabilities                                                 15,840,157

Long term debt                                                                         30,665
                                                                           ------------------
         Total liabilities                                                         15,870,822

Minority interest                                                                     710,957

Commitments and contingencies

Stockholders' equity
     Preferred stock ($1,000 par value; authorized 1,500,000 shares)                        -
     Common stock ($0.001 par value; authorized 500,000,000 shares;
      issued and outstanding 4,656,409 shares)                                          4,656
     Additional paid in capital                                                    34,006,862
     Accumulated deficit                                                          (28,389,232)
     Accumulated other comprehensive loss                                            (146,660)
                                                                           ------------------
         Total stockholders' equity                                                 5,475,626
                                                                           ------------------

         Total liabilities and stockholders' equity                        $       22,057,405
                                                                           ==================

          See accompanying Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended December 31,
                                                        ------------------------------------
                                                                                  2002
                                                              2003             As Restated
                                                        ----------------    ----------------
Net sales                                               $     62,885,830    $     36,968,048
Cost of sales                                                 12,524,826           6,985,139
                                                        ----------------    ----------------

Gross profit                                                  50,361,004          29,982,909

Operating expenses:
  Distributor commissions                                     27,095,921          16,834,000
  Selling, general and administrative expenses                16,741,213          11,477,024
  Stock option based compensation                                      -           1,434,000
                                                        ----------------    ----------------
     Total operating expenses                                 43,837,134          29,745,024
                                                        ----------------    ----------------

Income from operations                                         6,523,870             237,885

Other income (expense):
  Gain (loss) on foreign exchange                                (77,280)             20,557
  Other income                                                   139,156              73,132
  Interest expense, net                                          (62,996)            (60,850)
                                                        ----------------    ----------------
     Total other income (expense)                                 (1,120)             32,839
                                                        ----------------    ----------------

Income from continuing operations before taxes and
 minority interest                                             6,522,750             270,724
  Income tax provision                                          (860,000)           (300,000)
  Minority interest, net of taxes                               (284,210)           (231,991)
                                                        ----------------    ----------------

Income (loss) before discontinued operations                   5,378,540            (261,267)
  Gain from discontinued operations, net of taxes                      -           2,400,000
                                                        ----------------    ----------------

Net income                                                     5,378,540           2,138,733
  Preferred stock dividends                                          810              70,111
                                                        ----------------    ----------------
Net income available to common stockholders             $      5,377,730    $      2,068,622
                                                        ================    ================

Basic income per common share:
  Continuing operations                                 $           1.17    $          (0.11)
  Discontinued operations                                              -                0.77
                                                        ----------------    ----------------
  Net income                                            $           1.17    $           0.66
                                                        ================    ================

Diluted income per common share:
  Continuing operations                                 $           0.95    $          (0.11)
  Discontinuing operations                                             -                0.77
                                                        ----------------    ----------------
  Net income                                            $           0.95    $           0.66
                                                        ================    ================
Weighted average shares outstanding:
  Basic                                                        4,609,296           3,118,196
  Diluted                                                      5,688,099           3,118,196

          See accompanying Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      -------------------------------------------------------
                                                             Common Stock               Preferred Stock
                                                      -------------------------------------------------------      Paid in
                                                         Shares         Amount        Shares        Amount         Capital
                                                      -----------------------------------------------------------------------
 BALANCE -December 31, 2001 (restated)                  2,209,379    $      2,209       2,324    $  2,324,298    $ 29,557,552
                                                      -----------------------------------------------------------------------

Conversion of Convertible Series F Preferred Stock        610,995             611      (1,201)     (1,200,960)      1,200,349
Conversion of Convertible Series H Preferred Stock        137,497             137        (150)       (150,000)        149,863
Conversion of Convertible Series J Preferred Stock      1,025,397           1,026        (777)       (777,476)        776,450
Conversion of Notes Payable to Common Stock               236,663             237           -               -         279,885
Conversion of Series F Preferred Stock to note
 payable                                                                                 (180)       (179,532)
Shares issued for services                                 19,510              20           -               -          36,304
Preferred Stock dividends                                       -               -           -               -          70,111
Stock option based compensation                                 -               -           -               -       1,434,000
Foreign currency translation
Deferred Compensation
Net Income

                                                      -----------------------------------------------------------------------
 BALANCE -December 31, 2002 (restated)                  4,239,441    $      4,240          16    $     16,330    $ 33,504,514
                                                      -----------------------------------------------------------------------

Conversion of Convertible Series J Preferred Stock         28,468              28         (16)        (16,330)         16,302
Shares issued in acquisition                              360,000             360           -               -         432,540
Shares issued for services                                 28,500              28           -               -          52,696
Preferred Stock dividends                                       -               -           -               -             810
Foreign currency translation
Deferred Compensation
Net Income

                                                      -----------------------------------------------------------------------
 BALANCE -December 31, 2003                             4,656,409    $      4,656           -    $          -    $ 34,006,862
                                                      =======================================================================

                                                                            Accumulated
                                                                               Other
                                                        Accumulated        Comprehensive     Deferred
                                                          Deficit              Loss        Compensation       Total
                                                       ----------------------------------------------------------------
BALANCE -December 31, 2001 (restated)                  $ (35,835,584)      $     (2,241)   $   (416,250)   $ (4,370,016)
                                                       ----------------------------------------------------------------

Conversion of Convertible Series F Preferred Stock                                                                    -
Conversion of Convertible Series H Preferred Stock                                                                    -
Conversion of Convertible Series J Preferred Stock                                                                    -
Conversion of Notes Payable to Common Stock                                                                     280,122
Conversion of Series F Preferred Stock to note
 payable                                                                                                       (179,532)
Shares issued for services                                                                                       36,324
Preferred Stock dividends                                    (70,111)                                                 -
Stock option based compensation                                    -                                          1,434,000
Foreign currency translation                                                     (7,325)                         (7,325)
Deferred Compensation                                                                           270,000         270,000
Net Income                                                 2,138,733                                          2,138,733

                                                       ----------------------------------------------------------------
 BALANCE -December 31, 2002 (restated)                 $ (33,766,962)      $     (9,566)   $   (146,250)   $   (397,694)
                                                       ----------------------------------------------------------------

Conversion of Convertible Series J Preferred Stock                                                                    -
Shares issued in acquisition                                                                                    432,900
Shares issued for services                                                                                       52,724
Preferred Stock dividends                                       (810)                                                 -
Foreign currency translation                                                   (137,094)                       (137,094)
Deferred Compensation                                                                           146,250         146,250
Net Income                                                 5,378,540                                          5,378,540

                                                       ----------------------------------------------------------------
 BALANCE -December 31, 2003                            $ (28,389,232)      $   (146,660)   $          -    $  5,475,626
                                                       ================================================================

          See accompanying Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            Years Ended December 31,
                                                          ----------------------------
                                                                              2002
                                                              2003         As Restated
                                                          ------------    ------------
Net income                                                $  5,378,540    $  2,138,733
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments                      (137,094)         (7,325)
                                                          ------------    ------------
Comprehensive income                                      $  5,241,446    $  2,131,408
                                                          ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                                   ----------------------------
                                                                                                       2002
                                                                                       2003        As Restated
                                                                                   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  5,378,540    $  2,138,733
   Less gain from discontinued operations                                                     -      (2,400,000)
                                                                                   ------------    ------------
Income from continuing operations                                                     5,378,540        (261,267)
                                                                                   ------------    ------------
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                      531,944         199,698
     Minority interest in subsidiaries                                                  284,210         231,991
     Stock option based compensation                                                          -       1,434,000
     Common stock issued for services                                                    52,724          36,324
     Change in deferred compensation                                                    146,250         270,000
Changes in operating assets and liabilities:
     Accounts receivable                                                                281,265        (399,935)
     Inventories                                                                       (426,679)     (2,066,363)
     Prepaid expenses and other current assets                                       (1,745,291)       (496,922)
     Deposits and other assets                                                         (435,918)       (465,625)
     Accounts payable                                                                   570,922       1,613,742
     Accrued expenses                                                                  (644,185)        642,182
     Accrued commissions                                                              1,607,773         557,557
     Deferred revenue                                                                 3,134,194       2,344,299
     Income taxes payable                                                               932,655         300,000
     Other current liabilities                                                         (140,205)        545,820
                                                                                   ------------    ------------
          Total adjustments                                                           4,149,659       4,746,768
                                                                                   ------------    ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                   9,528,199       4,485,501
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (556,987)       (706,364)
     Database purchase                                                                 (190,844)              -
     Increase in restricted cash                                                     (1,035,303)       (227,076)
                                                                                   ------------    ------------
          NET CASH USED IN INVESTING ACTIVITIES                                      (1,783,134)       (933,440)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Minority interest contribution                                                           -         194,756
     Proceeds of notes payable and long-term debt                                             -          25,000
     Repayments of notes payable and long-term debt                                    (338,842)       (224,861)
                                                                                   ------------    ------------
          NET CASH USED IN FINANCING ACTIVITIES                                        (338,842)         (5,105)
                                                                                   ------------    ------------

EFFECT OF TRANSLATION ADJUSTMENTS ON CASH AND CASH EQUIVALENTS                         (137,094)         (7,325)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             7,269,129       3,539,631
CASH, BEGINNING OF PERIOD                                                             3,863,946         324,315
                                                                                   ------------    ------------
CASH, END OF PERIOD                                                                $ 11,133,075    $  3,863,946
                                                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Income taxes paid                                                            $     42,444    $     90,033
      Interest paid                                                                $     49,951    $     19,933
DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
(1) Conversion of preferred stock to common stock                                  $     16,330    $  2,128,436
(2) Conversion of debentures, notes payable and related accrued interest
    to Common Stock                                                                           -         280,122
(3) Preferred Stock dividends                                                               810          70,111
(4) Common Stock issued for acquisition                                                 432,900               -
(5) Preferred Stock redeemed for notes payable                                                -         179,532
(6) Common stock issued for services                                                     52,724          36,324

          See accompanying Notes to Consolidated Financial Statements.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

1. BASIS OF PRESENTATION

Natural Health Trends Corp. ("NHTC" or "the Company") is a Florida corporation incorporated in 1988. NHTC is an international direct selling company, which operates through subsidiaries that distribute products to promote health, wellness and vitality. Lexxus International, Inc., a majority owned subsidiary and other Lexxus subsidiaries (collectively "Lexxus"), sell certain cosmetic products as well as "quality of life" products. eKaire.com, Inc. ("eKaire"), a wholly owned subsidiary, distributes nutritional supplements aimed at general health and wellness. Other active wholly or majority owned subsidiaries of NHTC and their countries of incorporation include:

     .   Lexxus International (SW Pacific) Pty. Ltd. (Australia)
     .   Kaire Nutraceuticals Australia Pty. Ltd. (Australia)
     .   Lexxus International (NZ) Ltd. (New Zealand)
     .   Kaire Nutraceuticals New Zealand Ltd. (New Zealand)
     .   Lexxus International. Co., Ltd. (Taiwan)
     .   MyLexxus Europe AG (Switzerland)
     .   KGC Networks Pte. Ltd. (Singapore)
     .   Lexxus International Co., Ltd. (Hong Kong)
     .   MyLexxus Personal Care International (India) Pvt. Ltd. (India)
     .   Lexxus International Marketing, Pte. Ltd. (Singapore)
     .   Lexxus International Network Marketing, Inc. (the Philippines)
     .   Lexxus Korea Co., Ltd. (South Korea)
     .   I Luv My Pet, Inc. (U.S.)

NHTC's common stock, par value, $.001 per share (the "Common Stock") is listed on the Over the Counter Bulletin Board (the "OTCBB"). In March 2003, NHTC effected a 1-for-100 reverse stock split with respect to its outstanding shares of Common Stock. In addition, the trading symbol for the shares of its Common Stock changed from "NHTC" to "NHLC". All share references will give effect to the reverse stock split.

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

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     (ii)    revenue cut-off between 2002 and 2003;
     (iii)   accounts receivable reconciliation to supporting documents;
     (iv)    reserves established for product returns and refunds;
     (v) the gain recorded in connection with the sale of a subsidiary in 2001;
     (vi)    income tax provisions; and
     (vii)   stock option based compensation.

Consequently, the Company is amending and restating its financial statements for each quarter in 2001, 2002 and 2003 as well as for the years ended December 31, 2001 and 2002.

In connection with the review of the Company's financial statements, the Company has revised its accounting treatment for administrative enrollment and membership fees received from distributors in accordance with the principles contained in Staff Accounting Bulletin No. 104, "Revenue Recognition", ("SAB 104") and related guidance. The Company determined that under SAB 104, such fees actually received and recorded as current sales in prior quarters should have been deferred and recognized as revenue on a straight-line basis over the twelve-month term of the membership. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by approximately $1,336,000. The restatement in net sales resulted in a corresponding adjustment to cost of sales for direct costs paid to a third party associated with the administrative enrollment fees received from distributors. Compared to amounts previously reported, the restatement decreased cost of sales by approximately $336,000 for the year ended December 31, 2002.

The Company also reviewed its revenue cut-off as of the beginning of 2003. It was noted that approximately $1,008,000 of sales originally recorded in 2002 were not actually shipped until early 2003. The restatement resulted in net sales for the quarter ended December 31, 2002 being decreased by $1,008,000 and net sales for the quarter ended March 31, 2003 being increased by the same amount. The restatement also resulted in distributor commissions for the quarter ended December 31, 2002 being decreased by $459,000 and distributor commissions for the quarter ended March 31, 2003 being increased by the same amount.

Also in connection with its review, the Company determined that its accounts receivable as of March 31 and June 30, 2003 did not reconcile in total to supporting details for such transactions. The restatement resulted in net sales being decreased by $140,000 and $260,000 as of March 31 and June 30, 2003, respectively.

The Company had not recorded a reserve for distributor returns and refunds as of September 30, 2003 and for prior periods. Based upon analysis of the Company's historical returns and refund trends by country, it was determined that the reserves for returns and refunds for prior periods were required and should be recorded. The restatement resulted in net sales for the year ended December 31, 2002 being decreased by approximately $350,000, with corresponding adjustments to cost of sales for the estimated cost of products returned.

In 2001, the Company sold all of the outstanding common stock in Kaire Nutraceuticals, Inc. ("Kaire"), a Delaware corporation and wholly-owned subsidiary of the Company, to an unrelated third party. The gain on the sale of Kaire was approximately $3.1 million, a portion of which was previously deferred. The Company subsequently recognized into income approximately $1.9

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

million from the transaction over the period from the fourth quarter of 2001 through the second quarter of 2003. Based upon a review of the transaction, the Company now believes the gain on sale of Kaire should have been recognized only in 2001 and 2002 and not in 2003. For the year ended December 31, 2002, the Company is now recognizing $2,400,000 of gain on the sale of Kaire as Discontinued Operations and is reducing its Other Income by $800,000.

The Company disclosed in its Annual Report on Form 10-KSB for the year ended December 31, 2002 that it had a net operating loss carry forward at December 31, 2002 of approximately $6,000,000, subject to certain limitations. Consequently, the Company made no provision for income taxes for any period in 2002 or 2001. Upon further review, it has been determined that the available net operating loss was not expected to be sufficient to offset all of the domestic and foreign taxable income in 2002 or 2001 and that an estimated tax provision in the amount of $300,000 was necessary for the year ended December 31, 2002.

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

The following table presents amounts from operations as previously reported and as restated (in thousands, except for per share data):

                                                                        Year Ended December
                                                                    ---------------------------
                                                                         December 31, 2002
                                                                    ---------------------------
                                                                         As
                                                                     Previously         As
                                                                      Reported       Restated
                                                                    ------------   ------------
Net sales                                                           $     39,662   $     36,968
Cost of sales                                                              7,391          6,985
                                                                    ------------   ------------

Gross profit                                                              32,271         29,983
Operating expenses                                                        28,770         29,745
                                                                    ------------   ------------

Income from operations                                                     3,501            238
Other income (expense)                                                       601             33
                                                                    ------------   ------------

Income from continuing operations before taxes and minority
 interest                                                                  4,102            271
  Income tax expense                                                           -           (300)
  Minority interest, net of taxes                                              -           (232)
                                                                    ------------   ------------
Income (loss) before discontinued operations                               4,102           (261)
                                                                    ------------   ------------
  Gain from discontinued operations, net of taxes                              -          2,400
                                                                    ------------   ------------
Net income                                                                 4,102          2,139
   Preferred stock dividends                                                  70             70
                                                                    ------------   ------------
Net income available to common stockholders                         $      4,032   $      2,069
                                                                    ============   ============
Basic income per common share:
   Continuing operations                                            $       1.29   $      (0.11)
   Discontinued operations                                                     -           0.77
                                                                    ------------   ------------
   Net income                                                       $       1.29   $       0.66
                                                                    ============   ============

Diluted income per common share:
   Continuing operations                                            $       1.24   $      (0.11)
   Discontinued operations                                                     -           0.77
                                                                    ------------   ------------
   Net income                                                       $       1.24   $       0.66
                                                                    ============   ============
Weighted average shares outstanding:
   Basic                                                                   3,118          3,118
   Diluted                                                                 3,247          3,118

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

The adjustments in net sales, cost of sales, commission expense, stock based compensation expense, other income and income taxes resulted in a net decrease in income before discontinued operations of approximately $4,363,000 from the amounts previously reported for the year ended December 31, 2002. Net income available to stockholders decreased by approximately $1,963,000 from the amounts previously reported. Restated basic and diluted income per share from continuing operations decreased by $1.40 and $1.35, respectively, from the amounts previously reported for the year ended December 31, 2002. Net income for basic and diluted income per share decreased by $0.63 and $0.58, respectively, from the amounts previously reported for the year ended December 31, 2002. The cumulative effect of the restatements for 2001 and 2002 resulted in a net increase in accumulated deficit of approximately $3,520,000 as of December 31, 2002.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of NHTC and all of its wholly and majority-owned subsidiaries, after the elimination of intercompany balances and transactions.

     Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     Foreign Currency Translation
     The assets and liabilities in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. The income and expenses in foreign currencies are translated into U.S. dollars at the average rates for the year then ended. The related translation adjustments are reflected as a cumulative translation adjustment in consolidated stockholders' equity. Foreign currency gains and losses resulting from transactions are included in results of operations in the period in which the transaction occurred.

     Reclassifications
     Certain 2002 amounts in the consolidated statements of operations have been reclassified to conform with the current year presentation.

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

     Virtually all of Lexxus and eKaire product sales are generated through the Internet and utilize credit cards for payment. Credit is extended until credit card purchases have cleared the bank, which is on average 5 to 7 days. Credit losses, if any, have been provided for in the financial statements and are based on management's estimates. NHTC does not believe that it is subject to any unusual or significant credit risk in the normal course of business.

     Accounts Receivable
     Accounts receivable are due to the lag time between the credit card purchase and the funding of the credit card balances through the credit card processing company.

     Inventories
     Inventories consisting primarily of nutritional supplements and "quality of life" products are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. The Company provides an adequate allowance for any slow-moving or obsolete inventories.

     Restricted Cash
     NHTC is required to maintain two restricted cash accounts: a reserve with the credit card processing company and a reserve with a Canadian bank as security for a bank drafting

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     process utilized by eKaire in the ordinary course of business. The primary purpose of the reserve with the credit card company is to provide for potential uncollectible amounts and chargebacks by either Lexxus or eKaire credit card customers. The credit card processing company may periodically increase the restricted cash requirement. The amount on deposit is calculated at an average of 2% of net sales over a rolling six month time period.

     Property and Equipment
     Property and equipment are carried at cost. Depreciation of property and equipment is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the various assets.

     Impairment of Long-Lived Assets
     Property and equipment and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. NHTC believes that no such impairment exists at December 31, 2003.

     Goodwill
     Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired. As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142) and as such no longer amortizes goodwill, but rather tests it annually for impairment. There was no impairment of goodwill at December 31, 2003. Under FAS 142, the Company discontinued amortization of its goodwill beginning January 1, 2002, which resulted in reduced expense of approximately $5,000 (net of related tax effects) in fiscal 2002.

     Fair Value of Financial Instruments
     The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

     Revenue Recognition
     The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Product sales and direct expenses are recognized when the products are shipped. The Company defers revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. As of December 31, 2003, the Company had deferred revenue of approximately $6.6 million of which $4.0 million pertained to goods shipped in the first quarter of 2004 and recognized as revenue at that time. Deferred revenues also included refundable distributor fees of $2.6 million.

     The Company also estimates and records a sales return allowance for possible sales refunds based on its historical experience on a country by country basis.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     Shipping and Handling Cost
     The Company records freight and shipping revenue collected from distributors as revenue. The Company records shipping and handling costs associated with customer shipments as cost of sales.

     Commissions expense
     Distributors are paid commissions based on their direct and indirect commissionable net sales and downline growth. Commissions are earned over 52 business periods and are paid two weeks in arrears. Commissions are accrued when earned.

     Advertising Costs
     Advertising and promotional expenses are included in selling, general and administrative expenses and are charged to operations when incurred. Advertising costs for 2003 and 2002 were not material.

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

     Accounting for Stock-Based Compensation
     Currently, NHTC follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations for stock options granted to employees and members of its board of directors. Under the recognition and measurement principles of APB 25, NHTC is not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant, the terms of the grant are subsequently modified or in the case of variable options. The Financial Accounting Standards Board has recently issued a proposal to change the recognition and measurement principles for equity-based compensation granted to employees and board members. Under the proposed rules, NHTC would be required to recognize compensation expense related to stock options granted to employees and board members effective for the year beginning after December 15, 2004. The compensation

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     expense would be calculated based on the expected number of options expected to vest and would be recognized over the stock options' vesting period. If this proposal is passed, NHTC would be required to recognize compensation expense related to stock options granted to its employees or board members, which could have a material effect on its consolidated financial condition and results of operations.

     For disclosure purposes in according with Statement of Financial Accounting Standards 123 ("SFAS 123"), the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 2003 and 2002, respectively: annual dividends of $0 for both years; expected volatility of 100% and 200% for 2003 and 2002, respectively; risk free interest rate of 4.25% and 7.00% for 2003 and 2002, respectively; and expected life of 3 years for 2003 and 2002, respectively. The weighted average fair value of stock options granted in 2002 was $0.81. If NHTC had recognized compensation cost of stock options in accordance with SFAS 123, NHTC's proforma income and net income per share would have been as follows:

                                                                               Years Ended December 31,
                                                                            ------------------------------
                                                                                                 2002
                                                                                2003          As Restated
                                                                            -------------    -------------
Net income available to common shareholders                                 $   5,377,730    $   2,068,622
Add: Stock-based employee compensation expense included in reported net
 income, net of tax effect                                                              -        1,434,000
Deduct:  Total stock-based employee compensation expense determined under
 fair value based method, net of tax effect                                       (38,000)        (955,567)
                                                                            -------------    -------------
Pro forma net income available to common stockholders                       $   5,339,730    $   2,547,055
                                                                            -------------    -------------
Basic income per share:
   As reported                                                              $        1.17    $        0.66
   Pro forma                                                                $        1.16    $        0.82

Diluted income per share:
   As reported                                                              $        0.95    $        0.66
   Pro forma                                                                $        0.94    $        0.82

     Recently Issued Accounting Standards
     FASB Interpretation No. 45. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     FASB Interpretation No. 46 and 46R. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31 2003. In December 2003, FASB issued a revision to FASB Interpretation No. 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities ("SPE's") for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of variable interest entities other than SPE's is required in financial statements for periods ending after March 15, 2004. NHTC does not have interest in structures commonly referred to as SPE's, therefore the adoption of Interpretation 46R is not expected to have a material impact on NHTC's consolidated financial position, results of operations or cash flows.

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

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2003:

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

                                                     Estimated Useful
         Type of Property or Equipment                     Lives                   Amount
       -------------------------------------------------------------------------------------
       Equipment, furniture and fixtures                   5 to 7              $     609,476
       Computers and peripherals                             3                       284,237
       Software                                            3 to 5                    169,278
       Leasehold improvements                              3 to 5                    280,594
                                                                               -------------

                                                                               $   1,343,585
       Less accumulated depreciation                                                 460,937
                                                                               -------------
       Property and equipment, net                                             $     882,648
                                                                               =============

5. NOTES PAYABLE and LONG-TERM DEBT

Notes payable consisted of the following at December 31, 2003:

                                    Description:                                        Amount:
--------------------------------------------------------------------------------------------------
Note payable due to a vendor; interest at 8% per annum, due upon demand                $  145,496
Notes payable due to vendors; non interest bearing, due upon demand                        40,000
Notes payable due to a distributor; interest at 1% per annum, due upon demand             102,207
                                                                                       ----------

                    Total Notes Payable                                                $  287,703
                                                                                       ==========

Long-term debt at December 31, 2003 consisted of the noncurrent maturities of $30,665 and current maturities of $26,400 that are due to a governmental agency. The debt bears interest at 7% per annum, includes monthly principle and interest payments of $2,200 and will be paid in full in 2006.

6. STOCKHOLDERS' EQUITY

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

Series F Preferred Stock:
     In February 1999, NHTC issued 2,800 shares of Series F Preferred Stock with a stated value of $1,000 per share realizing a net value of $2,800,000. This issuance was in accordance with the asset purchase agreement of Kaire International, Inc. The preferred stock paid dividends at 6% per annum and was payable upon conversion into either cash or NHTC Common Stock. The preferred stock and the accrued dividends thereon were convertible into shares of the Company's Common Stock at a conversion price equal to 95% of the average closing bid price of the Common Stock for the three trading days immediately preceding the date on which the Company received notice of conversion from a holder. The Company was permitted at any time, on five days prior written notice, to redeem the outstanding preferred stock at a redemption price equal to the stated value and the accrued dividends thereon.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     During the year ended December 31, 2002, the Company converted the final remaining 1,201 shares of the Series F Preferred Stock into 610,995 shares of Common Stock. As of December 31, 2003, no shares of the Series F Preferred Stock are outstanding.

Series H Preferred Stock:
     In October 2000, NHTC sold 50 shares of Series H Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $43,500. The preferred stock paid dividends at the rate of 8% per annum. The preferred stock and the accrued dividends thereon were convertible into shares of NHTC's Common Stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 75% of the average closing bid price of the Common Stock for the three trading days immediately preceding the date on which NHTC received notice of conversion from a holder. In April 2002, these 50 shares of Series H Preferred Stock and $5,666 of accrued dividends were converted into 37,739 shares of Common Stock.

     In April 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock paid dividends at the rate of 10% per annum. The preferred stock and the accrued dividends thereon were convertible into shares of NHTC Common Stock at a conversion price equal to the lower of the closing bid price on the date of conversion or 75% of the market value of the Common Stock on the conversion date. In November 2002, these 50 shares of Series H Preferred Stock and $6,389 of accrued dividends were converted into 40,422 shares of Common Stock.

     In May 2001, NHTC issued 50 shares of Series H Preferred Stock for $50,000 realizing net proceeds of $43,500. The Series H Preferred Stock paid dividends at the rate of 10% per annum. The preferred stock and the accrued dividends thereon were convertible into shares of NHTC Common Stock at a conversion price equal to the lower of the closing bid price on the date of conversion or 75% of the market value of the Common Stock on the conversion date. In September 2002, 25 shares of Series H Preferred Stock were converted into 23,087 shares of Common Stock. In November 2002, the remaining 25 shares of Series H Preferred Stock and $5,440 of accrued dividends were converted into 36,249 shares of Common Stock.

     As of December 31, 2002, there were no shares of Series H Preferred Stock outstanding.

Series J Preferred Stock:
     In March 2000, NHTC sold 1,000 shares of Series J Preferred Stock with a stated value of $1,000 per share realizing net proceeds of $936,000. The preferred stock paid a dividend at the rate of 10% per annum, payable in cash or stock at NHTC's option. The preferred stock and the accrued dividends thereon were convertible into shares of the Company's Common Stock at a conversion price equal to the lower of the closing bid price on the date of issuance or 70% of the average closing bid price of the Common Stock for the lowest three trading days during the twenty day period immediately preceding the date on which NHTC received notice of conversion from a holder.

     Pursuant to the terms of the Series J Preferred, if NHTC did not have an effective registration statement 120 days subsequent to the issuance of the Series J Preferred Stock, a 2% penalty on the face amount of $1,000,000 accrued for every 30 days without an effective

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

registration statement. In the year ended December 31, 2002, NHTC recorded an additional $4,626 in accrued dividends for the period such stock was outstanding. During the year ended December 31, 2002, NHTC converted 777 shares of Series J Preferred Stock into 1,025,397 shares of NHTC Common Stock. During the year ended December 31, 2003, NHTC converted the final outstanding 16 shares of Series J Preferred Stock into 28,468 shares of NHTC Common Stock.

     As of December 31, 2003, there were no shares of Series J Preferred Stock outstanding.

Convertible Debentures

     During 2002, NHTC converted approximately $263,000 of its promissory notes, plus accrued interest of $16,455 into 236,663 shares of NHTC Common Stock.

Common Stock for Services and Acquisitions

     In April 2002, the Company issued 17,500 shares of Common Stock for certain legal services. In December 2002, the Company issued 2,010 shares of Common Stock to an individual as an incentive for loaning funds.

     On January 31, 2003, the Company entered into a Database Purchase Agreement with NuEworld.com Commerce, Inc. ("NuEworld") and Lighthouse Marketing Corporation, a wholly owned subsidiary ("Lighthouse") of NHTC, pursuant to which Lighthouse purchased a database of distributors from NuEworld in exchange for the issuance of 360,000 shares of restricted NHTC Common Stock. The shares were discounted approximately 35% from the market value of $1.85 per share due to certain trading restrictions. The total purchase price, including acquisition related costs, was approximately $624,000 based upon the value of the NHTC restricted Common Stock issued. NuEworld was in the business of marketing and selling a variety of products and services through its own direct-selling distribution network. The database cost is being amortized over an estimated life of five years. Accumulated amortization as of December 31, 2003 was approximately $115,000.

     In January 2003, the Company issued 18,500 shares of NHTC Common Stock to a law firm for legal services valued at approximately $34,000 based upon the closing price of the Common Stock. Also in January 2003, the Company issued 10,000 shares of Common Stock to a consulting firm for consulting services valued at approximately $19,000 based upon the closing price of the Common Stock.

7. INCOME TAXES

     The Company's provision for income taxes consisted of the following:

                                              Years ended December 31,
                                            ------------------------------
                                                 2003            2002
                                            --------------  --------------
                                                              As Restated
                                                            --------------
    Current tax expense:
         Federal                            $      256,000  $       58,000
         State                                      40,000           8,000
         Foreign                                   564,000         234,000
                                            --------------  --------------
                                            $      860,000  $      300,000
                                            ==============  ==============

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     The Company accounts for income taxes under the provisions of SFAS 109. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. During 2003, the Company utilized a portion of its deferred tax assets. At December 31, 2003, the Company had net deferred assets remaining of approximately $2.5 million which included deferred tax assets of approximately $2.8 million comprised primarily of net operating loss carry forwards and alternative minimum tax credits and deferred liabilities of approximately $300,000 comprised primarily of the difference between the financial statement and tax basis of fixed assets and the database purchase cost. The Company has established a valuation allowance for the full amount of such net deferred tax assets at December 31, 2003, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized. However, should the Company's trend of taxable income continue, it may be necessary, as early as fiscal 2004, to release a portion or all of the valuation allowance.

     The Company has a net operating loss carry forward at December 31, 2003 of approximately $7.6 million, a portion of which begins to expire in 2011. A portion of the net operating loss carry forward may be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The Company has not provided for U.S. Federal and foreign withholding taxes on the foreign subsidiaries undistributed earnings as of December 31, 2003. Such earnings are intended to be reinvested indefinitely.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                     For the year ended
                                                                        December 31,
                                                               ------------------------------
                                                                   2003             2002
                                                               -------------    -------------
                                                                                 As Restated
                                                                                -------------
      Income tax computed at the US Federal statutory
       rate                                                    $   2,218,000    $      92,000
      Effect of permanent differences                                 37,000            6,000
      Increase (decrease) in valuation allowance                  (1,389,000)         291,000

      Foreign taxes different than Federal rate                      (32,000)         (94,000)

      State income taxes, net of Federal benefit                      26,000            5,000
                                                               -------------    -------------
      Provision for income taxes                               $     860,000    $     300,000
                                                               =============    =============

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

8. COMMITMENTS AND CONTINGENCIES

Office Leases
     NHTC and Lexxus lease an aggregate of approximately 16,000 square feet of office and warehouse space in Dallas, Texas. The original lease term is 38 months, expiring in September 2004, and the current rent is approximately $153,000 per year. Additional warehousing for Lexxus is located in Hollister, Missouri where Lexxus utilizes approximately 1,500 square feet of warehouse space. The lease term is on a month-to-month basis at a rent of $18,000 per year. The Canadian office and warehouse of Lexxus and eKaire leases office space in Langley, British Columbia, totaling approximately 5,000 square feet. The lease term is 36 months, expiring on January 2007 and the current rent is approximately $22,000 per year.

     Kaire Australia, Kaire New Zealand, Lexxus Australia and Lexxus New Zealand lease office space and warehouse facilities of approximately 2,500 square feet in Queensland, Australia. The lease term is 60 months, expiring in January 2007, and the current rent is approximately $32,000 per year.

     In February 2002, Lexxus Hong Kong entered into a 42-month agreement for approximately 5,400 square feet of office space at a current rate of approximately $183,000 per year.

     In March 2002, Lexxus Taiwan entered into a 24-month agreement for approximately 10,000 square feet of office space located in Kaohsiung, Taiwan at a current rate of approximately $56,000 per year. This lease was extended effective March 1, 2004 for an additional six months. In May 2002, Lexxus Taiwan entered into a 36-month agreement for approximately 4,500 square feet of office spare located in Taipei, Taiwan at a current rate of approximately $86,000 per year.

     In August 2002, Lexxus India entered into a 60-month agreement for 2,665 square feet of office space located in Hyderabad, India at a current rate of approximately $13,000 per year.

     In September 2002, Lexxus Singapore entered into a 36-month agreement for 4,155 square feet of office space at a current rate of approximately $155,000 per year.

     In January 2003, Lexxus Philippines entered into a 24-month agreement for approximately 6,400 square feet of office space located in Manila at a current rate of approximately $49,000 per year.

     In April 2003, Lexxus South Korea entered into a 12-month agreement for approximately 4,100 square feet of office space located in Seoul at a current rate of approximately $266,000 per year.

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     Total rental expense was approximately $1,137,000 and $518,000 for the years ended December 31, 2003 and 2002, respectively. The table below shows the future minimum lease payments due under non-cancelable operating leases at December 31, 2003.

               Year                               Amount
           ---------------------------------------------
               2004                          $   794,000
               2005                              311,000
               2006                               67,000
               2007                                9,000
               2008 and thereafter                   -0-
                                             -----------
               Total                         $ 1,181,000
                                             ===========

Litigation
     On April 10, 2003, Bobby R. Porter and wife, Betty R. Porter, filed suit against Lexxus International, Inc. and Alex Arnold (an employee of Lexxus International, Inc.) in the 170th District Court of McLennan County, Texas asserting misrepresentations made by the former owners of NuEworld.com Commerce, Inc. ("NuEworld") pertaining to a stock investment made by the plaintiffs in June 2000. The plaintiffs are seeking the sum of $40,000, court costs and other relief. The Company acquired certain assets of NuEworld in January 2003. The Company filed a motion to transfer venue in April 2003 and intends to vigorously defend itself in this case.

     In February 2004, the Company received notice from a plaintiff in an action in Florida State Court styled Haimes v. Natural Health Trends Corp. that plaintiff was seeking to recover attorney's fees from the Company in the amount of approximately $85,000 in connection with a judgment that the plaintiff previously had taken against the Company and the Company had paid in full. While the Company disputes such charges, they have entered into preliminary settlement negotiations with the plaintiff.

     From time to time, NHTC is involved in legal proceedings incidental to the course of its business. NHTC believes that pending actions, both individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.

Major Suppliers
     All of the Company's products are manufactured by outside companies. The Company does not maintain long-term purchase commitments with any manufacturer. Two manufacturers represent approximately 83% of the total product sales for the year ended December 31, 2003. Although there are a limited number of manufacturers for these products, management of the Company believes that other suppliers could provide similar components on comparable terms.

9. STOCK OPTION AND WARRANT PLANS

         The following table summarizes the changes in stock options and warrants outstanding and the related exercise price for shares of the Company's Common Stock.

                                     Weighted                                 Weighted
                                      Average                                 Average
                                  Exercise Price                           Exercise Price
                         Shares       Options    Exercisable     Shares       Warrants       Exercisable
                       ---------- -------------- -----------   ---------   --------------   ------------
Outstanding at
 December 31, 2001         61,500   $     1.10       61,000        1,419   $       141.00          1,419

     Granted            1,260,000         1.05    1,179,996        2,000             5.00          2,000
     Cancelled                  -            -            -            -                -              -

Outstanding at
 December 31, 2002      1,321,500   $     1.05    1,241,496        3,419   $        61.44          3,419

     Granted               10,000         1.80       10,000            -                -              -
     Cancelled                  -                                      -                -              -
                       ----------                ----------   ----------                    ------------
Outstanding at
 December 31, 2003      1,331,500   $     1.06    1,291,504        3,419   $        61.44          3,419
                       ==========                ==========   ==========                    ============

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

     The following table summarizes information about exercisable stock options and warrants at December 31, 2003:

                                                  Remaining
                         Range of                Contractual    Average                   Average
                         Exercise     Number       Life in      Exercise       Number     Exercise
                          Price     Outstanding     Years        Price      Exercisable    Price
                      ------------------------------------------------------------------------------
Options                $1.00 - 1.80  1,331,500   1.75 - 9.83    $    1.32    1,291,504    $     1.04
                      ------------------------------------------------------------------------------
Warrants               $5.00-141.00      3,419   1.25 - 2.10    $   73.00        3,419    $    73.00
                      ------------------------------------------------------------------------------

10. SEGMENT INFORMATION AND FOREIGN OPERATIONS

     The Company conducts its business within one industry segment. No single distributor has accounted for more than 10% of total sales for either 2003 or 2002.

     Long-lived assets include property and equipment, net and other noncurrent assets. The Company's net sales by country to unaffiliated customers in 2003 and 2002 and long-lived assets by country as of December 31, 2003 and 2002 are approximately as follows:

                                                                              Long-lived           Long-lived
                                                                               assets at            assets at
                                     Net sales            Net sales           December 31,         December 31,
                                     for 2003             for 2002               2003                 2002
                                  ----------------    -----------------    ----------------     ----------------
                                                         As restated                               As restated
                                                      -----------------                         ----------------
U.S. and Canada                   $    10,668,000     $     13,452,000     $      1,203,000     $        481,000
Taiwan                                  3,097,000            5,579,000              271,000              341,000
Hong Kong                              30,763,000            6,067,000              217,000              181,000
Russia                                 13,467,000            8,999,000                    -               42,000
Korea                                   2,492,000                    -              389,000                    -
Other                                   2,399,000            2,871,000              298,000              249,000
                                  ---------------     ----------------     ----------------     ----------------
Consolidated                      $    62,886,000     $     36,968,000     $      2,378,000     $      1,294,000
                                  ===============     ================     ================     ================

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

11. SUBSEQUENT EVENTS AND RELATED PARTY TRANSACTION

     As of March 29, 2004, the Company purchased 4,900 shares of common stock owned by the minority shareholders of Lexxus International, Inc., a Delaware corporation ("Lexxus"), (representing the 49% interest in Lexxus not owned by the Company) in exchange for 100,000 shares of restricted NHTC common stock. The total purchase price, including acquisition related costs, was approximately $1.7 million based upon the closing price of NHTC common stock.

     Effective on March 31, 2004, the Company entered into a merger agreement with Marketvision Communications Corp. ("Marketvision"), pursuant to which the Company acquired all of the outstanding capital stock of Marketvision in exchange for the issuance of 690,000 shares of NHTC restricted common stock (the "Issued Shares"), promissory notes in the aggregate principle amount of approximately $3.2 million and a cash payment of $1,336,875 for a total purchase price of approximately $16.5 million. Marketvision is the exclusive developer and service provider of the direct selling software used by the Company since mid-2001. Based upon the number of new distributors enrolled, Marketvision charged the Company approximately $1.9 million and $1.5 million for services provided during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, NHTC owes Marketvision approximately $1.1 million, which is included in accounts payable.

     Management believes that this transaction is in the best interests of the Company because (i) the success of the Company's business is dependent upon Marketvision's direct selling software and (ii) the Company projects enrolling a significant number of new distributors in the future, which would be very expensive under the former compensation agreement between the Company and Marketvision. Since the former owners of Marketvision include Terry LaCore, a member of the Company's Board of Directors and the Chief Executive Officer of Lexxus International, Inc., a wholly owned subsidiary of NHTC, the Board of Directors hired the independent appraisal firm of Bernstein, Conklin & Balcombe to assess the fairness of the transaction with Marketvision from a financial point of view. In March 2004, Bernstein, Conklin & Balcombe delivered its opinion to the Company's Board of Directors that the Marketvision transaction is fair to the Company from a financial point of view.

     In addition, the Company entered into a Shareholder's Agreement with the former shareholders of Marketvision. Such agreement contained customary terms and conditions, including restrictions on transfers of the NHTC shares, rights of first refusal and indemnification. Further, the Shareholder's Agreement contains a one time put right for the benefit of the former shareholders of Marketvision (other than Mr. LaCore) that requires NHTC, during the six month period commencing eighteen months following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the Issued Shares are registered with the Securities and Exchange Commission (the "SEC") for resale to the public, to repurchase all or part of the NHTC shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their shares of NHTC stock. The agreement also provided the former stockholders of Marketvision with piggyback registration rights in the event we file a registration statement with the SEC, other than on Forms S-4 or S-8, stock option grants for the former stockholders (other than Mr. LaCore) as well as three-year

                  NATURAL HEALTH TRENDS CORP. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 and 2002

employment agreements for the former stockholders, other than Mr. LaCore. In the event that the Company defaults on its payment obligations under the notes or the employment agreements, an entity owned by the former shareholders of Marketvision (other than Mr. LaCove) has certain rights to use, develop, modify, market, distribute and sublicense the Marketvision software to third parties.