Form 10KSB/A
period 2003-12-31
NATURAL HEALTH TRENDS CORP
filed 2004-04-29
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                         Amendment No. 1 to Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2003


                         Commission file number 0-011228


                           NATURAL HEALTH TRENDS CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Florida                                              59-2705336
  ------------------------------                            -------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)


   12901 Hutton Drive, Dallas, Texas                              75234
---------------------------------------                         ----------
(Address of principal executive office)                         (Zip Code)


Issuer's Telephone Number, Including Area Code:    (972) 241-4080
                                                   ---------------


Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

         Issuer's revenues for its most recent fiscal year: $62,885,830

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 31, 2004 was approximately $97,919,000 (based upon a closing price of $18.27 per share).

         The number of shares of the Common Stock of the issuer outstanding as of March 31, 2004 was 5,446,409.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                Explanatory Note

         Natural Health Trends Corp. ("NHTC" or the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to amend the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on April 13, 2004 (the "Company's Form 10-KSB"). The purpose of this Amendment is to provide the information in Items 9, 10, 11, 12, 13 and 14 of Part III of the Company's Form 10-KSB that was to be incorporated by reference from the Company's proxy statement for its 2004 Annual Meeting of Stockholders which had been expected to be filed within 120 days after fiscal year end. The annual meeting is now expected to be held in June 2004. The complete text of Items 9, 10, 11, 12, 13 and 14 of Part III is set forth below.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.
         --------------------------------

Directors and Executive Officers

         Certain information concerning the directors and executive officers of the Company is set forth below:

Name                      Age      Position(s) with the Company
----                      ---      ----------------------------

Mark D. Woodburn          33       President, Chief Financial Officer,
                                   Secretary and Director, and Chief Financial
                                   Officer of Lexxus International, Inc.

Terry LaCore              31       Chief Executive Officer of Lexxus
                                   International, Inc. and Director

Sir Brian Wolfson         69       Chairman of the Board and member of the Audit
                                   Committee

Randall A. Mason          45       Director and Chairman of the Audit Committee

         Mark D. Woodburn. Mr. Woodburn has been a director of the Company since August 2000 and has been the Chief Financial Officer and Secretary of the Company since April 1999. From October 1992 until February 1999, Mr. Woodburn served as a director and the Secretary of Kaire International, Inc. Mr. Woodburn has also served as the Chief Financial Officer of Lexxus International, Inc., a majority owned subsidiary of the Company, since March 2001. Since September 2000, Mr. Woodburn has also served at the Company's President.

         Terry LaCore. Mr. LaCore has been the Chief Executive Officer of Lexxus International, Inc. since March 2001 and a director of the Company since March 2003. From March 1999 until February 2001, Mr. LaCore was President of Kaire Neutraceuticals, Inc. From September 1997 until March 1999, Mr. LaCore was President of Visionquest International Inc., a network marketing company that subsequently changed its name to Netvision International, Inc. From March 1997 until September 1997, Mr. LaCore was an independent distributor with Visionquest International, Inc.

         Sir Brian Wolfson. Sir Brian was elected Chairman of the Board in May 2003. He previously served as Chairman of the Board from 1998 to 2000. Sir Brian served as Chairman of the Board of Wembley PLC from 1986 to 1995. He was a director of Fruit of the Loom, Inc. from 1992 until 2002, while serving as the Chairman of the Board from 2000 until 2002. Currently, Sir Brian is Chairman of Kepner-Tregoe, Inc. and a director of Scientific Games Corporation.

         Randall A. Mason. Mr. Mason has been a director of the Company since May 2003 and Chief Executive Officer of Marden Rehabilitation Associates, Inc. since 1989. Marden Rehabilitation Associates, Inc. is a private, closely held regional ancillary healthcare services provider in the States of Ohio, W. Virginia, and Pennsylvania.

Meetings and Committees of the Board of Directors

         The Board of Directors met four (4) times during the fiscal year ended December 31, 2003 and each director attended at least seventy five percent (75%) of these meetings, and the meetings of the committees of the Board. The Board of Directors has determined that Messrs. Wolfson and Mason are "independent directors" (as independence is defined in the rules of The Nasdaq Stock Market). In assessing the independence of the directors, the Board of Directors determines whether or not any director has a material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). The Board of Directors considers all relevant facts and circumstances in making independence determinations, including the existence and scope of any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. The Board has two standing committees: the Compensation Committee and the Audit Committee.

Director Nominations

         The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors has determined that it was appropriate not to have a nominating committee because of the relatively small size of the Board of Directors and the fact that the Board already has two committees comprised solely of independent directors. The entire Board of Directors, upon the recommendation of a majority of the independent directors (as independence is defined in the rules of The Nasdaq Stock Market), selects the nominees for election to the Board.

Criteria for Nomination to the Board

         In evaluating director candidates, regardless of the source of the nomination, the Board of Directors will consider the composition of the Board as a whole, the requisite characteristics (including independence, diversity, age, skills and experience) of each candidate, and the performance and continued tenure of incumbent Board members. The Board of Directors has not established specific minimum qualifications in this connection. No formal policy has been established for the consideration of candidates recommended by shareholders, given the fact that we have not received any shareholder recommendations in the past. The Board of Directors does not believe the lack of such a policy would materially affect its willingness to consider a suitable candidate recommended by shareholders.

Process for Identifying and Evaluating Nominees

         The independent directors initiate the process for identifying and evaluating nominees to the Board of Directors by identifying a slate of candidates who meet the criteria for selection as nominees and have the specific qualities or skills being sought based on input from all members of the Board of Directors and, if appropriate, a third-party search firm. The independent directors evaluate these candidates by reviewing their biographical information and qualifications and checking the candidates' references. Qualified nominees are interviewed by at least one independent director. Appropriate candidates meet with all the independent directors, and using the input from such interviews and the information obtained by them, the independent directors evaluate which of the prospective candidates is qualified to serve as a director and whether they should recommend to the Board of Directors that the Board nominate, or elect to fill a vacancy, these final prospective candidates. Candidates recommended by the independent directors are presented to the Board for selection as nominees to be presented for the approval of the shareholders or for election to fill a vacancy.

         Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Messrs. Wolfson and Mason. The Compensation Committee makes recommendations regarding salaries, bonuses and other incentive compensation for our executive officers. The Compensation Committee did not meet during 2003.

         Audit Committee. The Audit Committee of the Board of Directors currently consists of Messrs. Wolfson and Mason. The Audit Committee engages our independent public accountants, reviews our financial controls, evaluates the scope of the annual audit, reviews audit results, consults with management and our independent public accountants prior to the filing of financial statements with the SEC and, as appropriate, initiates inquiries into aspects of our internal accounting controls and financial affairs. The Audit Committee held two meetings during 2003.

Director Compensation

         The Company paid $40,000 and $50,000, to Randall A. Mason and Capital Development, S.A. (on behalf of Sir Brian Wolfson), respectively, as director compensation during 2003 and they were reimbursed for their reasonable expenses for attending Board and Board committee meetings.

Code of Business Conduct and Code of Ethics

         We have adopted a Code of Business Conduct and a Code of Ethics for Senior Financial Officers that applies to our employees, officers (including our principal executive officer, principal financial officer and controller) and directors. The Code of Business Conduct and a Code of Ethics for Senior Financial Officers can be obtained free of charge by sending a request to our Chief Financial Officer at 12901 Hutton Drive, Dallas, Texas 75234. Any changes to or waivers under, the Code of Business Conduct or the Code of Ethics for Senior Financial Officers as it relates to our principal executive officer, principal financial officer, controller or persons performing similar functions will be disclosed on our website or in a periodic filing with the Securities and Exchange Commission.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Communications with Directors

         Stockholders or other interested parties wishing to communicate with the Board of Directors, the independent directors as a group, or any individual director may do so in writing by sending an e-mail to the attention of Sir Brian Wolfson, Chairman of the Board, at sirbrian@lexxusinternational.com. Accounting controls and other financial matters will be referred to our Audit Committee chairperson. Other matters will be referred to the Board of Directors, the independent directors, or individual directors as appropriate.


ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

Summary Compensation Table

         The following table sets forth for each of the last three fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001 the remuneration paid by the Company to its Chief Executive Officer and all other executive officers that earned in excess of $100,000 in annual salary and bonus during such fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                        ANNUAL COMPENSATION                   COMPENSATION AWARDS
                                         ----------------------------------------------     -----------------------
                                                                                                         SECURITIES
                                                                                            RESTRICTED   UNDERLYING
                                                                           OTHER ANNUAL       STOCK     EXERCISABLE
NAME AND PRINCIPAL POSITION              YEAR     SALARY($)     BONUS($)   COMPENSATION(1)  AWARD(S)($)   OPTION(#)
---------------------------              ----    ----------    ---------   ------------     ----------   ----------
Mark D. Woodburn                         2003    $   15,979       --                 --         --               --
President & CFO                          2002    $   18,000       --                 --         --          570,000
                                         2001    $   17,000       --                 --         --           30,000

Terry LaCore                             2003    $  144,231       --       $     24,000(2)      --               --
CEO of Lexxus International, Inc.        2002    $  150,000       --       $     24,000(2)      --          570,000
                                         2001    $  115,000       --                 --         --           30,000

--------------------
(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.
(2) Pertains to a housing allowance for a house maintained for Mr. LaCore's use in Dallas, Texas.

Option Grants in Last Fiscal Year

         During the fiscal year ended December 31, 2003, (i) neither the Company's Chief Executive Officer nor the other executive officers named in the above Summary Compensation Table exercised any options and (ii) no options, stock appreciation or other rights were granted to either executive officer of the Company.


Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
--------------------------------------------------------------------------------

                             Shares                           Number of Securities          Value of Unexercised in the
                           Acquired on   Value Realized       Underlying Unexercised               Money Options at
Name                       Exercise (#)        $               Options at FY-End (#)                 FY-End ($) (1)
----                       ------------   ------------     -----------------------------     -----------------------------
                                                           Exercisable     Unexercisable     Exercisable     Unexercisable
                                                           -----------     -------------     -----------     -------------
Mark D. Woodburn                --             $--             600,000 (2)      --           $ 5,697,000          --

Terry LaCore                    --             $--           1,200,000 (2)      --           $11,394,000          --

--------------------

(1) Based upon a closing price on December 31, 2003 of $10.50 per share as reported by OTC Bulletin Board.

(2) Includes 600,000 options held by the La Core and Woodburn Partnership, a general partnership owned by Messrs. La Core and Woodburn, which were issued as compensation to Mr. Woodburn.

Consulting Agreement
--------------------

         In January 2001, the Company entered into a consulting contract with Benchmark Consulting Group, an affiliate of Mr. Woodburn, the Company's President and Chief Financial Officer, pursuant to which Benchmark agreed to advise the Company in connection with the acquisition of, startup of, and/or merger with other companies introduced to, the Company by Benchmark, and any divesture of, the Company's assets, subsidiaries, or the sale of, the Company itself. The Company issued to Benchmark options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $1.10 per share. In September 2002, such options were assigned to the LaCore and Woodburn Partnership, a general partnership. See "Option Agreements" below.

Option Agreements
-----------------

         On January 18, 2001, the Company granted an option (the "LaCore Option") to Mr. LaCore, the Chief Executive Officer of Lexxus International, Inc. and a director of the Company. The LaCore Option provided Mr. LaCore with the right to purchase 30,000 shares of the Company's Common Stock at an exercise price of $1.10 per share for period of ten (10) years. In addition, the LaCore Option provided Mr. LaCore with certain non-dilution protection. In the event that the Company issued shares of Common Stock or securities exercisable or exchangeable for, or convertible into, shares of Common Stock, the LaCore Option automatically became exercisable for additional shares of Common Stock such that the option holder had the right to purchase a total number of shares of Common Stock equal to ten (10%) of the number of shares of the Company's Common Stock outstanding on fully diluted basis (the "Additional Shares"). The exercise price for the Additional Shares was equal to the amount paid by investors for the additional shares issued by the Company. As of October 14, 2002, the LaCore Option was amended (i) to delete the non-dilution provisions and (ii) to fix the exercise price at $1.10 per share (the original exercise price). In November 2002, the LaCore Option was amended to require the option holder to obtain Company approval before such holder could use the cashless exercise feature. As a result, the LaCore Option, as amended, is presently exercisable for 30,000 shares of Common Stock at an exercise price of $1.10 per share.

         As of October 14, 2002, in exchange for Mr. LaCore's execution of the amendment to the LaCore Option and as compensation for Mr. LaCore's exemplary performance of his duties as CEO of Lexxus International, Inc., the Company granted to Mr. LaCore options exercisable for 570,000 shares of Common Stock at an exercise price of $1.00 per share for a period of ten (10) years (the "New LaCore Option"). In November 2002, the New LaCore Option was amended to require the option holder to obtain Company approval before such holder could use the cashless exercise feature.

         On January 18, 2001, the Company granted an option (the "Benchmark Option") to Benchmark Consulting Group, an affiliate of Mr. Woodburn, the Company's President, Chief Financial Officer and Chairman of the Board. The Benchmark Option provided Benchmark Consulting Group with the right to purchase 30,000 shares of the Company's Common Stock at an exercise price of $1.10 per share for period of ten (10) years. In addition, the Benchmark Option provided Benchmark Consulting Group with certain non-dilution protection. In the event that the Company issued shares of Common Stock or securities exercisable or exchangeable for, or convertible into, shares of Common Stock, the Benchmark Option automatically became exercisable for additional shares of Common Stock such that the option holder had the right to purchase a total number of shares of Common Stock equal to ten (10%) of the number of shares of the Company's Common Stock outstanding on fully diluted basis (the "Additional Shares"). The exercise price for the Additional Shares was equal to the amount paid by investors for the shares issued by the Company. As of October 14, 2002, the Benchmark Option was amended (i) to delete the non-dilution provisions and (ii) to fix the exercise price at $1.10 per share (the original exercise price). In November 2002, the Benchmark Option was amended to require the option holder to obtain Company approval before such holder could use the cashless exercise feature. As a result, the Benchmark Option, as amended, is presently exercisable for 30,000 shares of Common Stock at an exercise price of $1.10 per share. In September 2002, the Benchmark Option was assigned to the LaCore and Woodburn Partnership, a general partnership owned by Messrs. LaCore and Woodburn (the "Partnership").

         As of October 14, 2002, in exchange for the Partnership's execution of the amendment to the Benchmark Option and as compensation for Mr. Woodburn's exemplary performance of his duties as President and Chief Financial Officer of the Company, the Company issued to the Partnership options exercisable for 570,000 shares of Common Stock at an exercise price of $1.00 per share for a period of ten (10) years (the "Partnership Option"). In November 2002, the Partnership Option was amended to require the option holder to obtain Company approval before such holder could use the cashless exercise feature.

         The Company accounted for the options granted on January 18, 2001 and October 14, 2002 as variable options until November 18, 2002 when the respective agreements were amended to require the option holder to obtain Company approval before such holders could use the cashless exercise feature. Subsequent to that date, the Company has accounted for the options as fixed options.

Description of 2002 Stock Plan

         The following is a summary of the principal features of the 2002 Plan. The summary is qualified in its entirety by reference to the complete text of the 2002 Plan.

         The maximum number of shares of Common Stock with respect to which awards may be presently granted pursuant to the 2002 Plan, as amended, is one million two hundred twenty five thousand (1,225,000) shares. Shares issuable under the 2002 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

         Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934 (the "Exchange Act"), the 2002 Plan shall be administered by the Board of Directors of the Company (the "Board") or, in the event the Board shall appoint and/or authorize a committee, such as the Compensation Committee, of two or more members of the Board to administer the 2002 Plan, by such committee (the "Plan Administrator"). Except for the terms and conditions explicitly set forth in the 2002 Plan, and subject to applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

         Options granted under the 2002 Plan may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code or stock options, which are not incentive stock options ("Non-Incentive Options" and, collectively with Incentive Options, hereinafter referred to as "Options"). Each Option may be exercised in whole or in part; provided, that only whole shares may be issued pursuant to the exercise of any Option. Subject to any other terms and conditions herein, the Plan Administrator may provide that an Option may not be exercised in whole or in part for a stated period or periods of time during which such Option is outstanding; provided, that the Plan Administrator may rescind, modify, or waive any such limitation (including by the acceleration of the vesting schedule upon a change in control of the Company) at any time and from time to time after the grant date thereof. During an optionee's lifetime, any Incentive Options granted under the Plan are personal to such optionee and are exercisable solely by such optionee.

         The Plan Administrator can determine at the time the Option is granted in the case of Incentive Options, or at any time before exercise in the case of Non-Incentive Options, that additional forms of payment will be permitted. To the extent permitted by the Plan Administrator and applicable laws and regulations (including, without limitation, federal tax and securities laws and regulations and state corporate law), an Option exercise price may also be paid as follows:

         (i) in shares of Common Stock held for the lesser of (A) six months or (B) the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes and valued at fair market value on the exercise date, or

         (ii) to the extent the option is exercised for vested shares, through a special sale and remittance procedure pursuant to which the Option holder shall concurrently provide irrevocable instructions (A) to a Company-designated brokerage firm to effect the immediate sale of the purchased shares and remit to the Company, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate exercise price payable for the purchased shares plus all applicable Federal, state and local income and employment taxes required to be withheld by the Company by reason of such exercise and (B) to the Company to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale.

         To the extent permitted by applicable law, the Plan Administrator may also permit any participant to pay the option exercise price upon exercise of an Option by delivering a full-recourse, interest bearing promissory note payable in one or more installments and secured by the purchased shares. The terms of any such promissory note (including the interest rate and the terms of repayment) shall be established by the Plan Administrator in its sole discretion. In no event may the maximum credit available to the participant exceed the sum of (i) the aggregate option exercise price (less the par value of those shares) plus (ii) any federal, state and local income and employment tax liability incurred by the participant in connection with the option exercise.

         Upon a merger or consolidation in which securities possessing more than 25% of the total combined voting power of the Company's outstanding securities are transferred to a person different from the person holding those securities immediately prior to such transaction, the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or dissolution of the Company the sale, transfer or other disposition of all or substantially all of the Company's assets to an unrelated entity, or a change in the identity of more than three (3) directors over a two-year period each, a ("Corporate Transaction"), any award carrying a right to exercise that was not previously exercisable shall become fully exercisable; the restrictions, deferral limitations and forfeiture conditions applicable to any other award granted shall lapse; and any performance conditions imposed with respect to awards shall be deemed to be fully achieved. Notwithstanding the foregoing, any Option granted to an employee shall not become fully vested until such time as the employee experiences an involuntary termination of employment (other than on account of misconduct).

         Incentive Options granted under the 2002 Plan may not be transferred, pledged, mortgaged, hypothecated or otherwise encumbered other than by will or under the laws of descent and distribution, except that the Plan Administrator may permit transfers of awards for estate planning purposes if, and to the extent, such transfers do not cause a participant who is then subject to Section 16 of the Exchange Act to lose the benefit of the exemption under Rule 16b-3 for such transactions.

         Additional rules apply under the Code to the grant of Incentive Options. For instance, an Incentive Option must be exercised within 10 years after the date of grant, unless granted to an individual owning more than 10% of the Company's stock, in which case the exercise period may not exceed five (5) years. Similarly, an Incentive Option must be granted at an exercise price that equals or exceeds 100% of the fair market value of the underlying stock at the time of grant, a threshold that is increased to 110% of such fair market value in the case of a grant to an individual owning more than 10% of the Company's stock.

         For federal income tax purposes, the grant to an optionee of a Non-Incentive Option generally will not constitute a taxable event to the optionee or to the Company. Upon exercise of a Non-Incentive Option (or, in certain cases, a later tax recognition date), the optionee will recognize compensation income taxable as ordinary income, measured by the excess of the fair market value of the Common Stock purchased on the exercise date (or later tax recognition date) over the amount paid by the optionee for such Common Stock, and will be subject to federal income tax withholding. Upon recognition of income by the optionee, the Company may claim a deduction for the amount of such compensation. The optionee will have a tax basis in the Common Stock purchased equal to the amount paid plus the amount of ordinary income recognized upon exercise of the Non-Incentive Option. Upon the subsequent sale of the Common Stock received upon exercise of the Non-Incentive Option, an optionee will recognize capital gain or loss equal to the difference between the amount realized on such sale and his tax basis in the Common Stock, which may be a long-term capital gain or loss if the optionee holds the Common Stock for more than one year from the exercise date.

         For federal income tax purposes, in general, neither the grant nor the exercise of an Incentive Option will constitute a taxable event to the optionee or to the Company, assuming the Incentive Option qualifies as an "incentive stock option" under Code ss.422. If an optionee does not dispose of the Common Stock acquired upon exercise of an Incentive Option during the statutory holding period, any gain or loss upon subsequent sale of the Common Stock will be a long-term capital gain or loss, assuming the shares represent a capital asset in the optionee's hands. The statutory holding period is the later of two years from the date the Incentive Option is granted or one year from the date the Common Stock is transferred to the optionee pursuant to the exercise of the Incentive Option. If the statutory holding period requirements are satisfied, the Company may not claim any federal income tax deduction upon either the exercise of the Incentive Option or the subsequent sale of the Common Stock received upon exercise thereof. If the statutory holding period requirement is not satisfied, the optionee will recognize compensation income taxable as ordinary income on the date the Common Stock is sold (or later tax recognition date) in an amount equal to the lesser of (i) the fair market value of the Common Stock on that date less the amount paid by the optionee for such Common Stock, or (ii) the amount realized on the disposition of the Common Stock less the amount paid by the optionee for such Common Stock; the Company may then claim a deduction for the amount of such compensation income.

         The federal income tax consequences summarized hereinabove are based upon current law and are subject to change.

         The Board may amend, alter, suspend, discontinue or terminate the 2002 Plan at any time, except that any such action shall be subject to shareholder approval at the annual meeting following such Board action if such shareholder approval is required by federal or state law or regulation or the rules of any exchange or automated quotation system on which the Common Stock may then be listed or quoted, or if the Board of Directors otherwise determines to submit such action for shareholder approval. In addition, no amendment, alteration, suspension, discontinuation or termination to the 2002 Plan may materially impair the rights of any participant with respect to any vested Option granted before amendment without such participant's consent. Unless terminated earlier by the Board, the 2002 Plan shall terminate upon the earliest to occur of (i) November 17, 2012, or (ii) the date on which all shares of Common Stock available for issuance under the 2002 Plan shall have been issued as vested shares. Upon such 2002 Plan termination, all Options and unvested stock issuances outstanding under the 2002 Plan shall continue to have full force and effect in accordance with the provisions of the agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         The following table sets forth certain information known to us with respect to beneficial ownership of the Common Stock as of April 23, 2004 by (i) each stockholder that we know is the beneficial owner of more than 5% of the Common Stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the Summary Compensation Table set forth under "Compensation of Executive Officers " and (iv) all executive officers and directors as a group. We have relied exclusively upon information provided to us by our directors and executive officers and copies of documents sent to us that have been filed with the Securities and Exchange Commission by others for purposes of determining the number of shares each person beneficially owns. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes those persons who have voting or investment power with respect to the securities. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them. Percentage ownership in the table below is based on 5,446,409 shares of Common Stock outstanding as of April 23, 2004. Shares of our stock subject to options or warrants that are exercisable within 60 days of the April 23, 2004 are also deemed outstanding for purposes of calculating the percentage ownership of that person, and if applicable, the percentage ownership of executive officers and directors as a group, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.

                                          Amount and
                                          Nature of              Percentage
Name and Address                          Beneficial              (%) of
of Beneficial Owner(1)                    Ownership                Class
-------------------------                 ---------               ------
Mark D. Woodburn(2)                         612,954(3)              10.1%

Terry LaCore(4)                           1,662,954(5)              25.0%

Randall A. Mason                             98,764(6)               1.8%

Sir Brian Wolfson                            55,161(7)               1.0%

NuEworld.com
Commerce, Inc.
2255 Glades Road
Suite 219A
Boca Raton, Florida  33431                  360,000                  6.6%

Perry Corp.
599 Lexington Avenue
New York, New York 10022                    397,500(8)               7.3%

Directors and Officers                    1,816,879(3)(5)(6)        27.0%
   as a Group (4 persons)

--------------------

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Natural Health Trends Corp., 12901 Hutton Drive, Dallas, Texas 75234
(2) Mr. Woodburn serves as the President, Chief Financial Officer, Secretary and a Director of the Company.
(3) Includes (i) 12,954 shares held by the LaCore and Woodburn Partnership, a general partnership with respect to which Mr. Woodburn is a general partner and (ii) 600,000 shares of Common Stock issuable upon the exercise of options held by the LaCore and Woodburn Partnership.
(4) Mr. LaCore is the CEO of Lexxus International, Inc., a subsidiary of the Company, and is a director of the Company.
(5) Includes (i) 12,954 shares held by LaCore and Woodburn Partnership, a general partnership with respect to which Mr. LaCore is a general partner,
     (ii) 600,000 shares issuable upon the exercise of options held by the LaCore and Woodburn Partnership, and (iii) 600,000 shares issuable upon the exercise of options held by Mr. LaCore. Also includes 450,000 shares acquired pursuant to the sale of Mr. LaCore's 45% interest in Marketvision Communications Corp. to NHTC effective as of March 31, 2004. See Certain Relations and Related Transactions below.
(6) Includes (i) 40,002 shares issuable upon the exercise of options held by Mr. Mason, (ii) 27,399 shares owned by Marden Rehabilitation Associates, Inc., an entity controlled by Mr. Mason, and (iii) 31,363 shares owned by Magco, Inc, and entity controlled by Mr. Mason.
(7) Includes (i) 40,002 shares issuable upon the exercise of options held by Sir Brian Wolfson on behalf of Capital Development S.A, ("Capital Development"), (ii) 2,206 shares owned by Capital Development, and (iii) 12,953 shares owned by Schweco Nominee Limited, an entity controlled by Sir Brian. Sir Brian disclaims beneficial ownership of all securities held by Capital Development S.A.
(8) According to Schedule 13G filed by Perry Corp. with the Securities and Exchange Commission on February 17, 2004, Perry Corp. has sole voting power and sole dispositive power with respect to 397,500 shares of Company common stock.


         The following table summarizes the Company's Equity Compensation Plans as of December 31, 2003:

                      Equity Compensation Plan Information

                                                                                                (c)
                                                                      (b)                Number of securities
                                             (a)                Weighted-average    remaining available for future
                                   Number of securities to     exercise price of       issuance under equity
                                  be issued upon exercise of      outstanding            compensation plans
                                     outstanding options,      options, warrants       (excluding securities
Plan category                        warrants and rights           and rights         reflected in column (a))
-------------------------------- ---------------------------  -------------------  -------------------------------
Equity compensation plans or
arrangements approved by
security holders                          1,225,000(1)                  --                  1,225,000(1)

Equity compensation plans or
arrangements not approved by
security holders                          1,334,919(2)               $1.06                         --

              Total                       2,559,919                     --                  1,225,000
------------------------------------------------------------------------------------------------------------------

(1) Includes 1,225,000 shares of our Common Stock reserved under our 2002 Stock Option Plan, as amended, for future issuance which was approved by our stockholders in May 2003. 310,270 options under this plan have been granted as of March 31, 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         As of March 31, 2004, the Company entered into an Agreement and Plan of Merger with MarketVision Communications Corporation, a Minnesota corporation. ("MarketVision"), and MVMergerCo, Inc. a Delaware corporation and wholly owned subsidiary of the Company ("MergerCo"), pursuant to which MarketVision was merged with and into MergerCo (the "Merger"). In exchange for all of the outstanding capital stock of MarketVision, the Company issued 690,000 shares of the Company's common stock (the "Issued Shares"), promissory notes in the aggregate principle amount of approximately $3.2 million (the "Notes") and a cash payment of $1,336,875 for a total purchase price of approximately $16.5 million. There are a total of three Notes issued by the Company, two of which are 6 month notes bearing interest a 4% per annum, and one of which is a 21-month note bearing interest at 4.5% per annum. MarketVision has been the exclusive developer and service provider of the direct selling software used by the Company since mid-2001.

         Pursuant to a compensation agreement based upon the number of new distributors enrolled by the Company, MarketVision charged the Company approximately $1.9 million and $1.5 million for services provided during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company owed MarketVision approximately $1.1 million in accounts payable. Management believes that this transaction is in the best interests of the Company because (i) the success of the Company's business is dependent upon the direct selling software and services provided to the Company by MarketVision and
(ii) the Company anticipates enrolling a significant number of new distributors in the future, which would be very expensive under the former compensation agreement between the Company and MarketVision. Since the former owners of MarketVision include Terry LaCore, a member of the Company's Board of Directors and the Chief Executive Officer of Lexxus International, Inc., a wholly owned subsidiary of the Company ("Lexxus"), the Board of Directors hired Bernstein, Conklin & Balcombe, an independent appraisal firm, to assess the fairness of the transaction with MarketVision from a financial point of view. As of March 31, 2004, Bernstein, Conklin & Balcombe delivered its opinion to the Company's Board of Directors that the MarketVision transaction is fair to the Company from a financial point of view.

         In addition, the Company entered into a Stockholders Agreement with the former shareholders of MarketVision. Such agreement contained customary terms and conditions, including restrictions on transfer of the Issued Shares, rights of first refusal and indemnification. Further, the Stockholders Agreement contains a one time put right for the benefit of the former shareholders of MarketVision (other than Mr. LaCore) that requires the Company, during the six month period following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the Issued Shares are registered with the Securities and Exchange Commission (the "SEC") for resale to the public, to repurchase all or part of the Issued Shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of the Issued Shares. The agreement also provided the former stockholders of MarketVision with piggyback registration rights in the event the Company files a registration statement with the Securities and Exchange Commission covering the resale of Company securities, other than on Forms S-4 or S-8, stock option grants for the former stockholders (other than Mr. LaCore).

         MergerCo entered into employment agreements (the "Employment Agreements") with each of John Cavanaugh and Jason Landry, the former owners (along with Mr. LaCore) of MarketVision, pursuant to which they have agreed to serve as President and Vice President -Development of MergerCo, respectively, following the Merger. The Employment Agreements provided Mr. Cavanaugh and Mr. Landry with annual salaries of $193,000 and $130,000, respectively, as well as options to purchase 253,636 and 56,634 shares of the Company's common stock, respectively, at an exercise price of $18.11 per share which represented market value at the time. The Employment Agreements contain customary terms including confidentiality and non-competition provisions. Lexxus has executed a Guaranty of the obligations of MergerCo under the Employment Agreements. Immediately following the Merger, MergerCo has changed its name to MarketVision Communications Corp.

         The Company and MergerCo have also entered into a license agreement with MarketVision Consulting Group, LLC, an entity owned by the former shareholders of MarketVision (other than Mr. LaCore), pursuant to which MarketVision Consulting will have the right to use, develop, modify, market, distribute and sublicense the MarketVision software to third parties in the event that the Company defaults on its payment obligations under the Notes or the Employment Agreements.

         See "Consulting Agreement" and "Option Agreements" for other related party transactions.

         The Company believes that the transactions between the Company and any of the officers, directors and/or five percent (5%) shareholders have been on terms no less favorable to the Company than could have been obtained from independent third parties. Future transactions, if any, between the Company and any of its officers, directors, and/or five percent (5%) shareholders will be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors. In addition, any forgiveness of indebtedness of officers, directors or five percent (5%) shareholders will be approved by a majority of disinterested directors who do not have an interest in the transactions and who have access, at the Company's expense, to counsel.

ITEM 13. EXHIBITS  AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)      Exhibits

Index to Exhibits

NUMBER DESCRIPTION OF EXHIBIT

2.1      Acquisition Agreement between NHTC and Lexxus International (2)
2.2      Acquisition Agreement among NHTC, NHTC Acquisition Corp.
         and Kaire International, Inc. (the "Acquisition Agreement"). (3)
2.3      Stock Purchase Agreement among Zeos International, Ltd. and
         NHTC (Sale of Kaire Nutraceuticals, Inc.) (2)
3.1      Amended and Restated Certificate of Incorporation of the Company. (4)
3.2      Amended and Restated By-Laws of NHTC. (4)
4.1      Specimen Certificate of NHTC's Common Stock. (4)
4.2      Form of Class A Warrant. (4)
4.3      Form of Class B Warrant. (4)
4.4 Form of Warrant Agreement between NHTC and Continental Stock Transfer & Trust Company for Class A and B Warrants. (4)
4.5      1994 Stock Option Plan. (4)
4.6      1997 Stock Option Plan. (11)
4.7      1998 Stock Option Plan. (11)
4.8      Articles of Amendment of Articles of Incorporation of the Company. (6)
4.9 Articles of Amendment of Articles of Incorporation-Series C Preferred Stock. (7)
4.10 Articles of Amendment of Articles of Incorporation-Series E Preferred Stock. (3)
4.11 Articles of Amendment of Articles of Incorporation-Series F Preferred Stock. (3)
4.12 Articles of Amendment of Articles of Incorporation-Series G Preferred Stock. (3)
4.13 Articles of Amendment of Articles of Incorporation-Series H Preferred Stock. (3)
4.14     Form of Warrant in connection with the Acquisition Agreement. (3)
4.15 Articles of Amendment of Articles of Incorporation - Series J Preferred Stock (13)
4.16     Stock Option Agreement between NHTC and Terry LaCore. (2)
4.17     Stock Option Agreement between NHTC and Benchmark Consulting Group. (2)
4.18 Convertible Promissory Note issued by NHTC to Augusta Street LLC in the amount of $100,000. (2)
4.19 Convertible Promissory Note issued by NHTC to Augusta Street LLC in the amount of $138,000. (2)
4.20     Consulting Agreement between NHTC and Summit Trading Limited. (2)
4.21     Lease for Registrant's Irving, Texas facility. (2)
4.22 Distributorship Agreement between Lexxus International, Inc. and 40 J's L.L.C. (2)
4.23     Stock Option Grant between NHTC and Naline Thompson. (2)
21 Subsidiaries of the Registrant (see Note 1 to Notes to Consolidated Financial Statements contained elsewhere herein)
31       Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32       Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
         --------------------------------------

         Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. All services performed by the auditors were pre-approved. During the fiscal years ended December 31, 2003 and 2002, fees for services provided by Sherb & Co., LLP and BDO Seidman, LLP were as follows (rounded to the nearest $1,000):

Audit Fees

         The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the year ended December 31, 2002 was $57,000, and for the review of our quarterly reports on Form 10-QSB for 2003 totaled $86,000.

         The aggregate fees billed in 2003 and unbilled for 2004 to the Company by BDO Seidman, LLP for the audit of our annual financial statements for the year ended December 31, 2003 totaled an estimated $274,000.

Audit Related Fees

         The Company did not incur any professional fees by Sherb & Co., LLP or BDO Seidman, LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, assistance or consultation on financial accounting and reporting standards during the years ended December 31, 2003 and 2002.

Tax Fees

         The aggregate fees billed to the Company by Sherb & Co., LLP for services rendered in connection with tax return preparation and related consultation tax audits during the year ended December 31, 2003 totaled $46,000. No fees were billed to the Company by Sherb & Co. LLP for services rendered in connection with tax return preparation and related consultation tax audits during the year ended December 31, 2002.

         The aggregate fees billed and unbilled to the Company by BDO Seidman LLP for services rendered in connection with the review of prior year tax returns, preparation of tax returns, transfer pricing studies for 2001-2003, advise on mergers and acquisition and technical assistance during the year ended December 31, 2003 totaled $217,000.

All Other Fees

         The Company did not incur any professional fees from Sherb & Co., LLP related to other services during the fiscal years ended December 31, 2003 and 2002.

         The aggregate fees billed in 2003 to the Company by BDO Seidman, LLP for the consultation and related services pertaining to the restatement of previously issued financial statements and corporate governance totaled $46,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   Dallas, Texas
         April 29, 2004

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