Form 10QSB
period 2004-03-31
NATURAL HEALTH TRENDS CORP
filed 2004-05-24
CIK 912061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ________.


                         Commission File Number: 0-25238


                           NATURAL HEALTH TRENDS CORP.


Incorporated in Florida                       I.R.S. Employer Identification No.
                                                           59-2705336

                               12901 Hutton Drive
                               Dallas, Texas 75234
                                 (972) 241-4080

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of May 10, 2004, the number of shares outstanding of the registrant's class of common stock, par value $0.001 per share, was 5,446,365.

                           NATURAL HEALTH TRENDS CORP.

                         Form 10-Q for the Three Months
                              Ended March 31, 2004


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets                                            1

      Consolidated Statements of Income                                      2

      Consolidated Statements of Comprehensive Income                        3

      Consolidated Statements of Cash Flows                                  4

      Notes to the Consolidated Financial Statements                         5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk       17

  Item 4.  Controls and Procedures                                          17

                           PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                               19

  Item 2.   Changes in Securities; Use of Proceeds and Issuer Purchases
            of Equity Securities                                            19

  Item 3.   Defaults Upon Senior Securities                                 19

  Item 4.   Submission of Matters to a Vote of Security Holders             19

  Item 5.   Other Information                                               19

  Item 6.   Exhibits and Reports on Form 8-K                                20

  Signature                                                                 21

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,     December 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
                                                                                  (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 15,266,262    $ 11,133,075
   Restricted cash                                                                   2,347,024       1,363,188
   Accounts receivable                                                                 432,973         238,487
   Inventories, net                                                                  5,766,889       3,580,303
   Prepaid expenses and other                                                        3,513,663       3,363,941
                                                                                  ------------    ------------
      Total current assets                                                          27,326,811      19,678,994

Property and equipment, net                                                            869,637         882,648
Software                                                                             5,600,000              --
Goodwill                                                                            12,756,037         207,765
Database, net                                                                          593,058         509,391
Deposits and other assets                                                              272,852         778,607
                                                                                  ------------    ------------
      Total assets                                                                $ 47,418,395    $ 22,057,405
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $  2,830,414    $  3,820,339
   Accrued expenses                                                                  3,624,492         831,454
   Accrued distributor commissions                                                   4,930,758       2,285,182
   Income taxes payable                                                              1,831,887       1,442,655
   Notes payable                                                                       238,760         287,703
   Current portion of long-term debt                                                 2,729,803          26,400
   Deferred revenue                                                                  5,379,625       6,633,586
   Other current liabilities                                                           551,484         512,838
                                                                                  ------------    ------------
      Total current liabilities                                                     22,117,223      15,840,157

Long term debt                                                                         525,031          30,665
                                                                                  ------------    ------------
      Total liabilities                                                             22,642,254      15,870,822

Minority interest                                                                      626,681         710,957

Mezzanine common stock                                                                 960,000              --

Stockholders' equity:
   Preferred stock ($1,000 par value; authorized 1,500,000 shares)                          --              --
   Common stock ($0.001 par value; authorized 500,000,000 shares; issued and outstanding 5,446,365 and 4,656,409 shares as of March 31, 2004 and
   December 31, 2003, respectively)                                                      5,446           4,656

   Additional paid in capital                                                       48,754,556      34,006,862
   Accumulated deficit                                                             (25,278,505)    (28,389,232)
   Accumulated other comprehensive loss                                               (292,037)       (146,660)
                                                                                  ------------    ------------
      Total stockholders' equity                                                    23,189,460       5,475,626
                                                                                  ------------    ------------

      Total liabilities and stockholders' equity                                  $ 47,418,395    $ 22,057,405
                                                                                  ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                2004            2003
                                                            ------------    ------------
Net Sales                                                   $ 38,435,209    $ 11,240,317
Cost of sales                                                  7,928,128       2,096,707
                                                            ------------    ------------

Gross profit                                                  30,507,081       9,143,610

Operating expenses:

   Distributor commissions                                    20,204,655       4,581,118
   Selling, general and administrative expenses                6,473,164       2,822,956
                                                            ------------    ------------

      Total operating expenses                                26,677,819       7,404,074
                                                            ------------    ------------


Income from operations                                         3,829,262       1,739,536

Other income (expense):
   Gain (loss) on foreign exchange                                (8,868)         52,800
   Other income, net                                             168,583          64,514
   Interest expense, net                                            (913)         (8,400)
                                                            ------------    ------------

      Total other income, net                                    158,802         108,914
                                                            ------------    ------------


Income from operations before taxes and minority interest      3,988,064       1,848,450

   Income tax provision                                         (797,613)       (370,000)
   Minority interest expense                                     (79,724)       (105,648)
                                                            ------------    ------------

Net income                                                     3,110,727       1,372,802
   Preferred stock dividends                                          --             402
                                                            ------------    ------------

Net income available to common stockholders                 $  3,110,727    $  1,372,400
                                                            ============    ============

Basic income per common share                               $       0.67    $       0.30
                                                            ============    ============

Diluted income per common share                             $       0.53    $       0.28
                                                            ============    ============

Weighted average shares outstanding:
   Basic                                                       4,667,288       4,511,391
                                                            ============    ============
   Diluted                                                     5,909,383       4,907,791
                                                            ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        2004            2003
                                                    ------------    ------------

Net income                                          $  3,110,727    $  1,372,802

Other comprehensive income, net of tax:

     Foreign currency translation adjustment            (145,377)         24,840
                                                    ------------    ------------

     Comprehensive income                           $  2,965,350    $  1,397,642
                                                    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                               2004            2003
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  3,110,727    $  1,372,802
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
   Depreciation and amortization                                                197,989         366,282
   Stock issued for services                                                     10,500          50,265
   Minority interest of subsidiary                                               79,724         105,648
   Imputed compensation                                                          33,000              --

Changes in assets and liabilities, excluding acquisitions of businesses:
   Accounts receivable                                                         (194,486)        (36,112)
   Inventories, net                                                          (2,186,586)         (7,274)
   Prepaid expenses                                                            (149,722)        182,236
   Deposits and other assets                                                    469,671         318,606
   Accounts payable                                                             825,274      (1,283,692)
   Accrued expenses                                                           1,366,954        (251,735)
   Accrued distributor commissions                                            2,645,576         191,305
   Income tax payable                                                           389,232         370,000
   Deferred revenue                                                          (1,253,961)     (1,611,895)
   Other current liabilities                                                     38,646          (4,502)
                                                                           ------------    ------------
     Total Adjustments                                                        2,271,811      (1,610,868)
                                                                           ------------    ------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      5,382,538        (238,066)
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (65,561)       (280,664)
   Database purchase                                                                 --        (226,845)
   Increase in restricted cash                                                 (983,836)        (49,783)
                                                                           ------------    ------------
     NET CASH USED IN INVESTING ACTIVITIES                                   (1,049,397)       (557,292)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of notes payable and long-term debt                                 (54,577)        (83,941)
                                                                           ------------    ------------
     NET CASH USED IN FINANCING ACTIVITIES                                      (54,577)        (83,941)
                                                                           ------------    ------------

EFFECT OF TRANSLATION ADJUSTMENTS ON CASH AND CASH EQUIVALENTS                 (145,377)         24,840

NET INCREASE (DECREASE) IN CASH                                               4,133,187        (854,459)

CASH, BEGINNING OF PERIOD                                                    11,133,075       3,863,946
                                                                           ------------    ------------

CASH, END OF PERIOD                                                        $ 15,266,262    $  3,009,487
                                                                           ============    ============



SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:          Three Months Ended
                                                                                     March 31,
                                                                           ----------------------------
                                                                               2004            2003
                                                                           ------------    ------------
Interest paid                                                              $      1,000    $      5,000
Income taxes (net of refunds) paid                                         $    368,481    $         --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2004

                                   (Unaudited)

1. BASIS OF PRESENTATION

         Natural Health Trends Corp. ("NHTC" or "the Company") is a Florida corporation incorporated in 1988. NHTC is an international direct selling company which operates through subsidiaries that distribute products to promote health, wellness and vitality. Lexxus International, Inc., a wholly owned subsidiary and other Lexxus subsidiaries (collectively "Lexxus"), sell certain cosmetic products as well as "quality of life" products. eKaire.com, Inc. ("eKaire"), a wholly owned subsidiary, distributes nutritional supplements aimed at general health and wellness. Other active wholly or majority owned subsidiaries of NHTC and their countries of incorporation include:

     o   Lexxus International (SW Pacific) Pty. Ltd. (Australia)
     o   Kaire Nutraceuticals Australia Pty. Ltd. (Australia)
     o   Lexxus International (NZ) Ltd. (New Zealand)
     o   Kaire Nutraceuticals New Zealand Ltd. (New Zealand)
     o   Lexxus International Co., Ltd. (Taiwan)
     o   MyLexxus Europe AG (Switzerland)
     o   KGC Networks Pte. Ltd. (Singapore)
     o   Lexxus International Co., Ltd. (Hong Kong)
     o   MyLexxus Personal Care International (India) Pvt. Ltd. (India)
     o   Lexxus International Marketing, Pte. Ltd. (Singapore)
     o   Lexxus International Network Marketing, Inc. (the Philippines)
     o   Lexxus Korea Co., Ltd. (South Korea)
     o   I Luv My Pet, Inc. (U.S.)

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 2004, and for the three months ended March 31, 2004 and 2003. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-KSB.

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

         Reclassifications
         Certain 2003 amounts in the consolidated statements of operations and the consolidated statements of cash flows have been reclassified to conform with the current year presentation.

         Revenue Recognition
         The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Product sales and direct expenses are recognized when the products are shipped. The Company defers revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. As of March 31, 2004, the Company had deferred revenue of approximately $5,380,000, of which approximately $1,544,000 pertained to goods shipped in the second quarter of 2004 and will be recognized as revenue at that time. Deferred revenue also included refundable distributor fees of approximately $3,836,000.

         The Company also estimates and records a sales return allowance for possible sales refunds based on its historical experience on a country-by-country basis.

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

         Accounting for Stock-Based Compensation
         Currently, NHTC follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations for stock options granted to employees and members of its board of directors. Under the recognition and measurement principles of APB 25, NHTC is not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant, the terms of the grant are subsequently modified or in the case of variable options. The Financial Accounting Standards Board has recently issued a proposal to change the recognition and measurement principles for equity-based compensation granted to employees and board members. Under the proposed rules, NHTC would be required to recognize compensation expense related to stock options granted to employees and board members effective for the year beginning after December 15, 2004. The compensation expense would be calculated based on the expected number of options expected to vest and would be recognized over the stock options' vesting period. If this proposal is passed, NHTC would be required to recognize compensation expense related to stock options granted to its employees or board members, which could have a material effect on its consolidated financial condition and results of operations.

         For disclosure purposes in according with Statement of Financial Accounting Standards 123 ("SFAS 123"), the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the period, respectively: annual dividends of $0 for both years; expected volatility of 100% and 200% for 2004 and 2003, respectively; risk free interest rate of 4.25% and 7.00% for 2004 and 2003, respectively; and expected life of 3 years for 2004 and 2003, respectively. There were no stock options granted during the three months ended March 31, 2004 or 2003. If NHTC had recognized compensation cost of stock options in accordance with SFAS 123, NHTC's proforma income and net income per share would have been as follows:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                      -------------------------------
                                                                           2004             2003
                                                                      --------------   --------------
Net income available to common stockholders                           $    3,110,727   $    1,372,400
Add: Stock-based employee compensation expense included in reported
net income, net of tax effect                                                     --               --
Deduct:  Total stock-based employee compensation expense determined
under fair value based method, net of tax effect                              (5,542)          (9,500)
                                                                      --------------   --------------
Pro forma net income available to common stockholders                 $    3,105,185   $    1,362,900
                                                                      ==============   ==============

Basic income per share:
   As reported                                                        $         0.67   $         0.30
                                                                      ==============   ==============
   Pro forma                                                          $         0.67   $         0.30
                                                                      ==============   ==============

Diluted income per share:
   As reported                                                        $         0.53   $         0.28
                                                                      ==============   ==============
   Pro forma                                                          $         0.53   $         0.28
                                                                      ==============   ==============

         Earnings Per Share
         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented.

         Net income per share from operations for the three months ended March 31, 2004 and 2003 are as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                      2004            2003
                                                                                  ------------    ------------
Basic Calculation:

     Net income available to common stockholders                                  $  3,110,727    $  1,372,400

     Weighted average number of shares outstanding                                   4,667,288       4,511,391
                                                                                  ------------    ------------

     Basic net income per share from operations                                   $       0.67    $       0.30
                                                                                  ============    ============

Diluted Calculation:

   Net income available to common stockholders                                    $  3,110,727    $  1,372,400

   Weighted average number of shares outstanding                                     6,000,788       5,834,891

    Net effect of dilutive stock options and warrants based upon treasury stock
         method                                                                        (91,405)       (927,100)
                                                                                  ------------    ------------

   Weighted average number of shares outstanding assuming full conversion
      of all potentially dilutive securities                                         5,909,383       4,907,791
                                                                                  ------------    ------------

   Diluted net income per share from operations                                   $       0.53    $       0.28
                                                                                  ============    ============

         Accounting for Software
         As part of the Marketvision Communications Corp. acquisition (see Business Combinations), the Company acquired approximately $5,600,000 of computer software and programs. The valuation of the software was determined by a third party appraisal firm. The software is classified as a non-current asset in the balance sheet and is being amortized over a seven-year period beginning April 1, 2004.

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

3. BUSINESS COMBINATIONS

         The Company entered into the following business combinations during the three months ended March 31, 2004:

Purchase of the Minority Interest of Lexxus International, Inc.
         As of March 29, 2004, the Company purchased 4,900 shares of common stock owned by the minority stockholders of Lexxus International, Inc., a Delaware corporation ("Lexxus"), (representing the 49% interest in Lexxus not owned by the Company) in exchange for 100,000 shares of restricted NHTC common stock. The total purchase price, including acquisition related costs of approximately $15,000, was approximately $1,977,000 based upon the average closing price of NHTC common stock of $23.08 discounted by 15% due to the restrictions contained in the purchase agreement. The average closing price of $23.08 was calculated based on the closing price of NHTC Common Stock a few days before and after the acquisition was announced. The entire purchase price was allocated to goodwill.

Purchase of Marketvision Communications Corp.
         Effective on March 31, 2004, the Company entered into a merger agreement with Marketvision Communications Corp. ("Marketvision"), pursuant to which the Company acquired all of the outstanding capital stock of Marketvision in exchange for 690,000 shares of NHTC restricted common stock (the "Issued Shares"), promissory notes in the aggregate principle amount of approximately $3,203,403 and a cash payment of $1,336,875 in April 2004 for a total purchase price of approximately $18,227,000, including acquisition costs of approximately $150,000. The shares issued were valued at the average closing price of NHTC Common Stock of $23.08 discounted by 15% due to certain restrictions contained in the purchase agreement. The average closing price of $23.08 was calculated based on the closing price of NHTC Common Stock a few days before and after the acquisition was announced. Marketvision is the exclusive developer and service provider of the direct selling software used by the Company since mid-2001. Based upon the number of new distributors enrolled, Marketvision charged the Company approximately $861,000 and $263,000 for services provided during the three months ended March 31, 2004 and 2003, respectively.

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

         In addition, the Company entered into a Shareholder's Agreement with the former shareholders of Marketvision. Such agreement contained customary terms and conditions, including restrictions on transfers of the NHTC shares, rights of first refusal and indemnification. Further, the Shareholder's Agreement contains a one time put right related to 240,000 NHTC shares for the benefit of the former shareholders of Marketvision (other than Mr. LaCore) that requires NHTC, during the six month period commencing eighteen months following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the Issued Shares are registered with the Securities and Exchange Commission (the "SEC") for resale to the public, to repurchase all or part of the NHTC shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their shares of NHTC stock. The Company has recorded this obligation of $960,000 as mezzanine common stock in the balance sheet at March 31, 2004. The agreement also provided the former stockholders of Marketvision with piggyback registration rights in the event we file a registration statement with the SEC, other than on Forms S-4 or S-8, stock option grants for the former stockholders (other than Mr. LaCore) as well as three-year employment agreements for the former stockholders, other than Mr. LaCore. In the event that the Company defaults on its payment obligations under the notes or the employment agreements, an entity owned by the former shareholders of Marketvision (other than Mr. LaCore) has certain rights to use, develop, modify, market, distribute and sublicense the Marketvision software to third parties.

         Operations of Marketvision subsequent to March 31, 2004 will be included in the Company's consolidated financial statements. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired based on their estimated fair market values. The assets of Marketvision included certain computer equipment and developed software.

         The purchase price was calculated as follows:

    690,000 shares of NHTC Common Stock valued at $23.08 per share less 15%   $ 13,536,420
    discount for restrictions associated with the stock issued
    Cash paid in April 2004                                                      1,336,875
    Promissory notes issued at closing                                           3,203,403
    Acquisition costs                                                              150,302
                                                                              -------------
          Total purchase price                                                $ 18,227,000
                                                                              =============

         The purchase price was allocated among assets acquired based on their estimated fair market values as follows:

    Trade receivables due from NHTC and affiliates                            $  1,866,528
    Property and equipment                                                          25,000
    Amortizable intangible assets                                                5,600,000
    Goodwill                                                                    10,735,472
    Deferred taxes                                                             (1,904,000)
    Deferred tax asset recognized for the Company's loss carryforward
    based upon offset against Marketvision's deferred tax liabilities            1,904,000
                                                                              -------------
         Total purchase price allocation                                      $ 18,227,000
                                                                              =============

         Amortizable intangibles acquired will be amortized over their estimated life of seven years. The purchase price allocation is based on preliminary estimates, including estimates of federal tax contingencies, which are subject to change once additional information becomes available. Changes to these estimates could result in changes to the purchase price allocation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission ("SEC"), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this Report.

Company Overview
         NHTC is an international network marketing organization. NHTC controls subsidiaries that distribute products through three separate direct selling networks that promote health, wellness and vitality. Lexxus International, Inc., and other Lexxus subsidiaries (collectively, "Lexxus") sell certain cosmetic products as well as "quality of life" products. eKaire.com, Inc., ("eKaire"), a wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness. I Luv My Pet, Inc., ("ILMP"), a wholly-owned subsidiary, distributes nutritional supplements for dogs and cats. NHTC operates its Lexxus, eKaire and ILMP direct selling operations as a single segment and primarily sells its products through a network of commissioned distributors. NHTC aggregates the Lexxus and eKaire operating segments because it believes it operates as a single reportable segment selling its products in similar distribution channels in each of its operations. Operations of ILMP are not material for the three months ended March 31, 2004 since it commenced in the fourth quarter of 2003.

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

         Distributor commissions are dependent on the sales mix and typically range between 43% to 53% of net sales. Commissions are paid to NHTC's independent distributors in accordance with its global compensation plan based on commissionable net sales, which consist of finished products.

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

Critical Accounting Policies and Estimates
         For a complete review of NHTC's critical accounting policies and new accounting pronouncements that may impact NHTC's operations, refer to the Annual Report on Form 10-KSB for the year ended December 31, 2003. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of

Operations," NHTC has identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by NHTC's management. NHTC periodically analyzes the need for certain estimates, including the need for such items as reserves for inventory valuation, impairment of long-lived assets, revenue recognition, sales returns, and contingencies. NHTC bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. NHTC cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates NHTC could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. NHTC's critical accounting policies at March 31, 2004 include the following:

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

Tax Valuation Allowances
         The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. If the Company is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance. As of March 31, 2004, the Company had recorded a valuation allowance of approximately $111,000 related to the net deferred tax assets of the Company at that date.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

         The following table summarizes NHTC's consolidated operating results as a percentage of net sales for each of the years indicated:

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                        2004           2003
                                                     ----------     ----------

Net sales                                                 100.0%         100.0%
Cost of sales                                              20.6%          18.7%
                                                     ----------     ----------

Gross profit                                               79.4%          81.3%

Operating expenses:
     Distributor commissions                               52.6%          40.8%
     Selling, general and administrative expenses          16.8%          25.1%
                                                     ----------     ----------
          Total operating expenses                         69.4%          65.9%
                                                     ----------     ----------

Income from operations                                     10.0%          15.4%

Other income                                                 .4%           1.0%
                                                     ----------     ----------

Income from continuing  operations before taxes and
minority interest expense                                  10.4%          16.4%

     Income tax expense and minority interest              (2.3%)         (4.2%)
                                                     ----------     ----------

Net income                                                  8.1%          12.2%
                                                     ==========     ==========

Net Sales
         Net sales were approximately $38,435,000 for the three months ended March 31, 2004 compared to $11,240,000 for the three months ended March 31, 2003. This increase of approximately $27,195,000 or 242% was primarily attributable to the increased number of active Lexxus distributors (approximately $17.4 million or 64% of the increase), Lexxus's expansion into new markets, including South Korea in the second quarter of 2003 (approximately $1.1 million or 4% of the increase), sales of new products (approximately $4.7 million or 17% of the increase) and the shipment of Hong Kong orders in backlog as of December 31, 2003 (approximately $4.0 million or 15% of the increase).

Cost of Sales
         Cost of sales was approximately $7,928,000 or 20.6% of net sales for the three months ended March 31, 2004 compared with approximately $2,097,000 or 18.7% of net sales for the three months ended March 31, 2003. This increase of approximately $5,831,000 or 278% was primarily attributable to increased net sales and the Lexxus product mix compared to eKaire product mix in 2004 compared to 2003. Cost of sales as a percentage of net sales increased which is primarily attributable to the change of product mix sold in 2004 and the costs of bulk shipments to Asia due to higher sales volumes in that region.

Gross Profit
         Gross profit was approximately $30,507,000 or 79.4% of net sales for the three months ended March 31, 2004 compared with approximately $9,144,000 or 81.3% of net sales for the three months ended March 31, 2003. This increase of approximately $21,363,000 or 234% was attributable to the increase in gross sales of Lexxus products partially offset by the cost of sales as a percentage of net sales increased due to the change of product mix sold in 2004 and the costs of bulk shipment to Asia due to higher sales volumes in that region.

Distributor Commissions
         Distributor commissions were approximately $20,205,000 or 52.6% of net sales for the three months ended March 31, 2004 compared with approximately $4,581,000 or 40.8% of net sales for the three months ended March 31, 2003. This increase of approximately $15,624,000 or 341% was directly related to the increase in net sales, the terms of the compensation plans and promotions held during the first quarter of 2004.

Selling, General and Administrative Expenses
         Selling, general and administrative costs were approximately $6,473,000 or 16.8% of net sales for the three months ended March 31, 2004 compared with approximately $2,823,000 or 25.1 % of net sales for the three months ended March 31, 2003. This increase of approximately $3,650,000 or 129% was attributable to the administrative expenses associated with the new office in Seoul, South Korea, which was opened in the second quarter of 2003, and the balance of the increase resulted from sales and marketing conventions, promotions and trainings, especially in the Hong Kong and Korean operations. Selling, general and administrative expenses decreased as a percentage of net sales to 16.8% in 2004 compared to 25.1% in 2003 due to operating efficiencies and economies of scale gained with higher volumes of net sales.

Other Income (Expense)
         Other income was approximately $159,000 for the three months ended March 31, 2004 compared with income of approximately $109,000 for the three months ended March 31, 2003. This increase of approximately $50,000 was due to an increase in other income partially offset by a recognized loss on foreign exchange in 2004.

Income Taxes
         Income taxes were approximately $798,000 or 20.0% of income before taxes and minority interest for the three months ended March 31, 2004 compared with $370,000 or 20.0% of income before taxes and minority interest for the three months ended March 31, 2003. The decrease in effective tax rate was attributable to use of net operating losses in the U.S. and lower effective tax rates on foreign earnings in 2004.

Minority Interest, Net of Taxes
         Minority interest expense was approximately $80,000 for the three months ended March 31, 2004, which is comparable with approximately $106,000 for the three months ended March 31, 2003.

Net Income
         Net income was approximately $3,111,000 or 8.1% of net sales for the three months ended March 31, 2004 compared to net income of approximately $1,373,000 or 12.2% of net sales for the three months ended March 31, 2003. Compared to 2003, this increase in 2004 is due to significantly larger net sales, smaller selling, general and administrative expenses as a percentage of net sales partially offset by larger cost of sales and distributor commissions as a percentage of net sales.

Liquidity and Capital Resources

         NHTC has historically funded the working capital and capital expenditure requirements primarily from cash provided through sales of products, through borrowings from institutions and individuals and issuance of preferred stock.

         At March 31, 2004, the ratio of current assets to current liabilities was 1.24 to 1.0 and NHTC had working capital of approximately $5,210,000.

         Cash provided by operations for the three months ended March 31, 2004 was approximately $5,383,000. Cash used by investing activities during the period was approximately $1,049,000, which primarily relates to the increase of restricted cash related to the credit card reserve. Cash used in financing activities during the period was approximately $55,000 utilized for the repayment of notes payable and long-term debt. Total cash increased by approximately $4,133,000 during the period.

         NHTC has generated positive cash flows from its operations over the past three years and believes that its existing liquidity and cash flows from operations, including cash and cash equivalents totaling approximately $17,613,000 should be adequate to fund normal business operations expected in the future.

         NHTC intends to continue to open additional operations in new foreign markets in coming years. In 2004, NHTC plans to expand into Mexico and possibly other countries in 2005. The estimated cost to expand into a new country is approximately $2-3 million in the aggregate, of which approximately $500,000 will relate to capital asset purchases that will be depreciated over the life of the assets or lease term.

         On March 31, 2004, the Company entered into a merger agreement with Marketvision Communications Corp. ("Marketvision"), pursuant to which the Company acquired all of the outstanding capital stock of Marketvision in exchange for the issuance of 690,000 shares of NHTC restricted common stock, promissory notes in the aggregate principle amount of approximately $3,203,403 and a cash payment of $1,336,875 for a total purchase price of approximately $18,227,000, including acquisition costs of approximately $150,000. Marketvision is the exclusive developer and service provider of the direct selling software used by the Company since mid-2001.

         On April 12, 2004, an investigative television program was aired nationwide in the People's Republic of China with respect to the operation of the Company's Lexxus Hong Kong subsidiary and the Lexxus representative office located in Beijing. The report alleged, among other things, that unlicensed network-marketing activities were being conducted by Lexxus' independent distributors in China and that many independent distributors were unsuccessful in their efforts to generate profits. Lexxus currently conducts operations in 30 countries, including Hong Kong, and requires that its independent distributors comply with all applicable local laws.

         After a thorough internal investigation of the issues raised in the television program, the Company has concluded that additional training and development of the Lexxus independent distributors was warranted. Accordingly, our Lexxus Hong Kong subsidiary has commenced intensive training of its independent distributors with respect to (i) the Chinese legal requirements and
(ii) the need for descriptions of business opportunities available to potential distributors to be accurate and balanced.

         Due to the adverse publicity caused by the airing of the television program, gross sales (before returns and refunds) for the Lexxus Hong Kong operations have declined from an average of approximately $285,000 per day during the quarter ended March 31, 2004 to an average of approximately $110,000 per day during the thirty (30) day period since April 12, 2004. It is difficult to predict when, if ever, sales from the Lexxus Hong Kong operations will increase to prior levels. In order to accommodate the concerns of many independent distributors, Lexxus has extended its existing 14-day return policy to allow returns for a six-month period for customers who purchased products during the two-week period prior to the airing of the television program. Consequently, this may adversely affect the Company's results of operations due to an increase in sales returns and refunds for all or part of the remainder of the current fiscal year.

         Direct sales and foreign investment in the direct sales industry are very tightly regulated in China. The Company believes that one or more investigations of Lexxus' operations in China may have been initiated by the Beijing Municipal Administration of Industry and Commerce and/or the Beijing Municipal Public Security Bureau. The Company has been unable to determine whether these investigations are ongoing or whether there are any other investigations that have been initiated or are under consideration by the Chinese government. Nevertheless, Lexxus has increased its efforts to obtain a license to engage in business in China by engaging lobbyists and specialized legal counsel. Expenses and fees incurred by the Company in connection with these efforts may also adversely affect the Company's results of operations during the remainder of the current fiscal year. The Company is currently unable to predict whether it will be successful in obtaining a license to operate in China, and if it is successful, when it will be permitted to commence operations there. Further, even if the Company is successful in obtaining a license to do business in China, it is uncertain as to whether the Company will generate profits from such operations.

         NHTC is considering various alternatives pertaining to raising additional capital to fund the repayment of the promissory notes issued in connection with the Marketvision transaction, to continue its expansion into new markets, to fund its operations in the event that sales in the Lexxus Hong Kong subsidiary do not increase materially and/or to make other acquisitions to further expand its business. If NHTC's existing capital resources or cash flows become insufficient to meet its current business plans and projections, and if NHTC would be required to raise additional funds, there is no assurance that funds could be raised on favorable terms, if at all.

Off-Balance Sheet Arrangements
         NHTC does not utilize off-balance sheet financing arrangements other than in the normal course of business. NHTC finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.

Forward Looking Statements
         Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

         o our relationship with our distributors;
         o our need to continually recruit new distributors;
         o our internal controls and accounting methods may require further modification;
         o regulatory matters governing our products and network marketing system;
         o adverse publicity associated with our products or network marketing organizations;
         o product liability claims;
         o our reliance on outside manufacturers;
         o risks associated with operating internationally, including foreign exchange risks;
         o product concentration;
         o dependence on increased penetration of existing markets;
         o the competitive nature of our business; and
         o our ability to generate sufficient cash to operate and expand our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         NHTC does not engage in trading market risk sensitive instruments and does not purchase investments as hedges or for purposes "other than trading" that are likely to expose it to certain types of market risk, including interest rate, commodity price or equity price risk. NHTC has not issued any debt instruments, entered into any forward or future contracts, purchased any options or entered into any swaps.

Currency Risk and Exchange Rate Information
         Some of NHTC's revenue and some of their expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each subsidiary's primary markets is considered the functional currency. Revenue and expenses are translated at the weighted average exchange rates for the periods reported. Therefore, the reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.

Seasonality
         In addition to general economic factors, NHTC is impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. We believe that direct selling in the United States and Europe is also generally negatively impacted during the month of August, which is in our third quarter, when many individuals, including our distributors, traditionally take time off for vacations.

Item 4.  Controls and Procedures

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

         Consequently, the Company amended and restated its financial statements for each quarter in 2001, 2002 and 2003 as well as for the years ended December 31, 2001 and 2002 with respect to each of the foregoing items (collectively, the "Restatement Items").

         An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of March 31, 2004 was carried out under the supervision and with the participation of the Company's President and Chief Financial Officer and other members of the Company's senior management. The Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the quarter ended March 31, 2004, the Company made changes to improve its internal controls over financial reporting with respect to (i) each of the Restatement Items, and (ii) monthly financial reports provided to the Company by its subsidiaries. The Company is in the process of hiring additional accounting staff to supplement the existing personnel. In addition, the Company is developing policies and procedures to strengthen its international reporting including revenue recognition, sales and expense cut-off and sales returns. The Company plans to implement additional controls and procedures sufficient to accurately report their financial performance on a timely basis. There have been no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material changes in, or additions to the legal proceedings previously reported in NHTC's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC on April 13, 2004.


Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

         As of March 29, 2004, the Company purchased 4,900 shares of common stock owned by the minority shareholders of Lexxus International, Inc., a Delaware corporation ("Lexxus"), (representing the 49% interest in Lexxus not owned by the Company) in exchange for 100,000 shares of restricted NHTC common stock. The total purchase price, including acquisition related costs, was approximately $1,977,000 based upon the closing price of NHTC common stock. The Company issued the shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         Effective on March 31, 2004, the Company entered into a merger agreement with Marketvision Communications Corp. ("Marketvision"), pursuant to which the Company acquired all of the outstanding capital stock of Marketvision in exchange for the issuance of 690,000 shares of NHTC restricted common stock (the "Issued Shares"), promissory notes in the aggregate principle amount of approximately $3,203,403 and a cash payment of $1,336,875 for a total purchase price of approximately $18,227,000, including acquisition costs. Marketvision is the exclusive developer and service provider of the direct selling software used by the Company since mid-2001. The Company issued the shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         The Company and its legal counsel have reviewed the listing criteria of The Nasdaq National Market and believe that the Company currently satisfies the quantitative listing requirements; provided however, that the Company currently has two (2) independent directors and Nasdaq listed companies must have at least three (3) independent directors. Accordingly, the Company intends to file in the near future a listing application with The Nasdaq Stock Market for the quotation of its shares of common stock, and to appoint an additional independent director to its Board of Directors and its Audit Committee. No assurance can be given that the Company will submit a listing application to Nasdaq, that if it is submitted, it will be approved by Nasdaq, or if it is approved, when the Company's shares will be quoted thereon.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         31. Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
         32. Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

         On April 15, 2004, the Company filed a Form 8-K with the SEC in connection with its announcement of the acquisition of Marketvision Communications Corp.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          NATURAL HEALTH TRENDS CORP.

                                          By: /s/ MARK D. WOODBURN
                                              -----------------------------
                                              Mark D. Woodburn
                                              President and CFO



Date:  May 24, 2004