Form 10-Q
period 2004-06-30
NATURAL HEALTH TRENDS CORP
filed 2004-08-13
CIK 912061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of August 2, 2004, the number of shares outstanding of the registrant's class of common stock, par value $0.001 per share, was 5,449,869.

                           NATURAL HEALTH TRENDS CORP.

                          Quarterly Report on Form 10-Q

                                  June 30, 2004


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheets                                             1

      Consolidated Statements of Operations                                   2

      Consolidated Statements of Comprehensive Income                         3

      Consolidated Statements of Cash Flows                                   4

      Notes to the Consolidated Financial Statements                          5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk        21

  Item 4.  Controls and Procedures                                           22

                           PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                                23

  Item 2.   Changes in Securities; Use of Proceeds and Issuer
            Purchases of Equity Securities                                   23

  Item 3.   Defaults Upon Senior Securities                                  24

  Item 4.   Submission of Matters to a Vote of Security Holders              24

  Item 5.   Other Information                                                24

  Item 6.   Exhibits and Reports on Form 8-K                                 24

  Signatures                                                                 25

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           NATURAL HEALTH TRENDS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,      December 31,
                                                                                  2004            2003
                                                                              ------------    ------------
                                                                              (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                  $  7,837,497    $ 11,133,075
   Restricted cash                                                               2,279,255       1,363,188
   Accounts receivable                                                             547,753         238,487
   Inventories, net                                                             11,973,034       3,580,303
   Prepaid expenses and other                                                    4,520,726       3,363,941
                                                                              ------------    ------------
      Total current assets                                                      27,158,265      19,678,994

Property and equipment, net                                                        724,130         882,648
Software                                                                         5,400,000              --
Goodwill                                                                        14,026,923         207,765
Database, net                                                                      553,521         509,391
Deferred tax asset                                                               1,309,340              --
Deposits and other assets                                                          842,276         778,607
                                                                              ------------    ------------
      Total assets                                                            $ 50,014,455    $ 22,057,405
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $  4,650,840    $  3,820,339
   Accrued expenses                                                              2,676,227         831,454
   Accrued distributor commissions                                               3,768,020       2,285,182
   Income taxes payable                                                          1,258,236       1,442,655
   Deferred tax liability                                                          256,343              --
   Notes payable                                                                   232,113         287,703
   Current portion of long-term debt                                             2,495,781          26,400
   Deferred revenue                                                             16,401,247       6,633,586
   Other current liabilities                                                       238,963         512,838
                                                                              ------------    ------------
      Total current liabilities                                                 31,977,770      15,840,157

Long term debt                                                                     326,237          30,665
                                                                              ------------    ------------
      Total liabilities                                                         32,304,007      15,870,822

Minority interest                                                                  523,387         710,957

Mezzanine common stock                                                             960,000              --

Stockholders' equity:
   Preferred stock ($1,000 par value; authorized 1,500,000 shares)                      --              --
   Common stock ($0.001 par value; authorized 500,000,000 shares; issued and outstanding 5,449,869 and 4,656,409 shares as of June 30, 2004 and
     December 31, 2003, respectively)                                                5,450           4,656
   Additional paid in capital                                                   48,802,323      34,006,862
   Accumulated deficit                                                         (32,025,704)    (28,389,232)
   Accumulated other comprehensive loss                                           (555,008)       (146,660)
                                                                              ------------    ------------
      Total stockholders' equity                                                16,227,061       5,475,626
                                                                              ------------    ------------

      Total liabilities and stockholders' equity                              $ 50,014,455    $ 22,057,405
                                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------
Net Sales                                            $ 17,686,659    $ 11,984,085    $ 56,121,868    $ 23,224,402

Cost of sales                                           3,287,860       1,681,983      11,215,988       3,778,690
                                                     ------------    ------------    ------------    ------------

Gross profit                                           14,398,799      10,302,102      44,905,880      19,445,712

Operating expenses:

   Distributor commissions                             12,578,193       4,928,928      32,782,848       9,510,046

   Selling, general and administrative expenses         9,769,336       4,026,873      16,242,500       6,849,829
                                                     ------------    ------------    ------------    ------------

      Total operating expenses                         22,347,529       8,955,801      49,025,348      16,359,875
                                                     ------------    ------------    ------------    ------------

(Loss) income from operations                          (7,948,730)      1,346,301      (4,119,468)      3,085,837

Other income (expense):

   Loss on foreign exchange                                (6,582)        (64,292)        (15,450)        (11,492)

   Other income (expense), net                           (124,031)        (75,318)         44,552         (10,804)

   Interest expense, net                                  (59,084)        (11,776)        (59,997)        (20,176)
                                                     ------------    ------------    ------------    ------------

      Total other income (expense), net                  (189,697)       (151,386)        (30,895)        (42,472)
                                                     ------------    ------------    ------------    ------------


(Loss) income from operations before taxes and
minority interest                                      (8,138,427)      1,194,915      (4,150,363)      3,043,365

   Income tax benefit (provision)                       1,544,678        (330,322)        747,065        (700,322)

   Minority interest benefit (expense)                   (153,450)         82,417        (233,174)        (23,231)
                                                     ------------    ------------    ------------    ------------

Net (loss) income                                      (6,747,199)        947,010      (3,636,472)      2,319,812

   Preferred stock dividends                                   --             408              --             810
                                                     ------------    ------------    ------------    ------------

Net (loss) income available to common stockholders   $ (6,747,199)   $    946,602    $ (3,636,472)   $  2,319,002
                                                     ============    ============    ============    ============

Basic (loss) income per common share                 $      (1.24)   $       0.20    $      (0.72)   $       0.51
                                                     ============    ============    ============    ============


Diluted (loss) income per common share               $      (1.24)   $       0.17    $      (0.72)   $       0.43
                                                     ============    ============    ============    ============
Weighted average shares outstanding:
   Basic                                                5,446,713       4,627,941       5,059,130       4,569,988
                                                     ============    ============    ============    ============
   Diluted                                              5,446,713       5,628,487       5,059,130       5,421,302
                                                     ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)

                                                Three Months Ended              Six Months Ended
                                                     June 30,                        June 30,
                                           ----------------------------    ----------------------------
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
Net (loss) income                          $ (6,747,199)   $    947,010    $ (3,636,472)   $  2,319,812

Other comprehensive income, net of tax:

 Foreign currency translation adjustment       (262,971)         (9,403)       (408,348)         15,437
                                           ------------    ------------    ------------    ------------

     Comprehensive (loss) income           $ (7,010,170)   $    937,607    $ (4,044,820)   $  2,335,249
                                           ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                               2004            2003
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $ (3,636,472)   $  2,319,812
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
   Depreciation and amortization                                                503,030         444,866
   Stock issued for services                                                     25,031          50,265
   Minority interest of subsidiary                                              233,174          23,231
   Imputed compensation                                                          66,000              --
   Deferred income taxes                                                     (1,052,997)             --

Changes in assets and liabilities, excluding acquisitions of businesses:
   Accounts receivable                                                         (309,266)       (662,321)
   Inventories, net                                                          (8,392,731)         (3,176)
   Prepaid expenses                                                          (2,414,123)        281,387
   Deposits and other assets                                                    (99,753)         26,726
   Accounts payable                                                           2,645,936      (1,085,428)
   Accrued expenses                                                           1,742,016          55,116
   Accrued distributor commissions                                            1,482,838              --
   Income tax payable                                                          (184,419)        700,322
   Deferred revenue                                                           9,767,661      (1,574,261)
   Other current liabilities                                                   (273,875)         14,602
                                                                           ------------    ------------
     Total Adjustments                                                        3,738,522      (1,728,671)
                                                                           ------------    ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                  102,050         591,141
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquired                                                         (1,336,875)             --
   Capital expenditures                                                        (146,122)       (561,289)
   Database purchase                                                             39,537        (226,845)
   Increase in restricted cash                                                 (916,067)       (628,041)
                                                                           ------------    ------------
     NET CASH USED IN INVESTING ACTIVITIES                                   (2,359,527)     (1,416,175)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of notes payable and long-term debt                                (494,039)       (198,114)
   Payment to minority investors                                               (135,714)             --
                                                                           ------------    ------------
     NET CASH USED IN FINANCING ACTIVITIES                                     (629,753)       (198,114)
                                                                           ------------    ------------

EFFECT OF TRANSLATION ADJUSTMENTS ON CASH AND CASH EQUIVALENTS                 (408,348)         15,437
NET DECREASE IN CASH                                                         (3,295,578)     (1,007,711)
CASH, BEGINNING OF PERIOD                                                    11,133,075       3,863,946
                                                                           ------------    ------------

CASH, END OF PERIOD                                                        $  7,837,497    $  2,856,235
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:                                 Six Months Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                               2004            2003
                                                                           ------------    ------------
   Interest paid                                                           $     20,392    $     13,089
   Income taxes paid, net of refunds received                              $    496,441    $    102,655

DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
   Common stock issued for acquisitions                                    $ 15,498,220    $    432,900

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NATURAL HEALTH TRENDS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2004

                                   (Unaudited)

1. BASIS OF PRESENTATION

         Natural Health Trends Corp. ("NHTC" or the "Company") is a Florida corporation incorporated in 1988. NHTC is an international direct selling company which operates through subsidiaries that distribute products to promote health, wellness and vitality. Lexxus International, Inc., a wholly-owned subsidiary, and other Lexxus subsidiaries (collectively "Lexxus"), sell certain cosmetic products as well as "quality of life" products. eKaire.com, Inc. ("eKaire"), a wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness. Other active wholly or majority owned subsidiaries of NHTC and their countries of incorporation include:

     o   Lexxus International (SW Pacific) Pty. Ltd. (Australia)
     o   Kaire Nutraceuticals Australia Pty. Ltd. (Australia)
     o   Lexxus International (NZ) Ltd. (New Zealand)
     o   Kaire Nutraceuticals New Zealand Ltd. (New Zealand)
     o   Lexxus International Co., Ltd. (Taiwan)
     o   MyLexxus Europe AG (Switzerland)
     o   KGC Networks Pte. Ltd. (Singapore)
     o   Lexxus International Co., Ltd. (Hong Kong)
     o   Lexxus International Marketing, Pte. Ltd. (Singapore)
     o   Lexxus International Network Marketing, Inc. (the Philippines)
     o   Lexxus Korea Co., Ltd. (South Korea)
     o   I Luv My Pet, Inc. (U.S.)

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 2004, and for the six months and three months ended June 30, 2004 and 2003. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-KSB.

        NHTC's common stock, par value, $0.001 per share (the "Common Stock"), is listed on the NASD Over the Counter Bulletin Board (the "OTCBB"). In March 2003, NHTC effected a 1-for-100 reverse stock split with respect to its outstanding shares of Common Stock. In addition, the trading symbol for the shares of its Common Stock changed from "NHTC" to "NHLC". All share references will give effect to the reverse stock split. On May 27, 2004, the Company filed a listing application with The NASDAQ Stock Market for quotation of its shares of common stock. No assurance can be given that the Company will be approved by NASDAQ, or if approved, when the Company's shares will be quoted thereon.

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

        Revenue Recognition
        The Company's revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Product sales and direct expenses are recognized when the products are shipped. The Company defers revenue from the sale of its starter and renewal packs related to its administrative enrollment fee. The Company amortizes its deferred revenue and its associated direct costs over twelve months, the term of the membership. As of June 30, 2004, the Company had deferred revenue of approximately $16,401,000, of which approximately $7,004,000 pertained to goods ordered that will be shipped in the third quarter of 2004 and will be recognized as revenue at the time they are shipped. The Company extended its existing 14-day return policy to 180 days for certain Hong Kong sales recorded in the three months ended June 30, 2004. The Company is unable to estimate the sales returns that will result from this change in policy and accordingly has concluded to defer revenue recognition on sales orders of approximately $5,404,000 as of June 30, 2004 until the 180-day return period has expired in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition when Right of Return Exists". Deferred revenue will be written off for sales returns recorded during the 180-day period pertaining to these sales orders. Deferred revenue also included the unearned refundable annual distributor fees of approximately $3,993,000.

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

        Commissions expense
        Distributors are paid commissions based on their direct and indirect commissionable net sales and downline growth. Commissions are earned over 52 business periods and are paid three weeks in arrears. Commissions are accrued when earned.

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

        For disclosure purposes in according with Statement of Financial Accounting Standards 123 ("SFAS 123"), the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the period, respectively: annual dividends of $0 for both years; expected volatility of 100% and 200% for 2004 and 2003, respectively; risk free interest rate of 4.25% and 7.00% for 2004 and 2003, respectively; and expected life of 3 years for 2004 and 2003, respectively. There were no stock options granted during the six months ended June 30, 2004 or 2003. If NHTC had recognized compensation cost of stock options in accordance with SFAS 123, NHTC's proforma income and net income per share would have been as follows:

                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                        ----------------------------   ----------------------------
                                                            2004            2003           2004            2003
                                                        ------------    ------------   ------------    ------------
Net (loss) income available to common stockholders      $ (6,747,199)   $    946,602   $ (3,636,472)   $  2,319,002
Add: Stock-based employee compensation expense
included in reported net income, net of tax effect                --              --             --              --
Deduct:  Total stock-based employee compensation
expense determined under fair value based method, net
of tax effect                                                 (5,542)         (9,500)       (11,084)        (19,000)
                                                        ------------    ------------   ------------    ------------
Pro forma net income available to common stockholders   $ (6,752,741)   $    937,102   $ (3,647,556)   $  2,300,002
                                                        ============    ============   ============    ============

Basic (loss) income per share:
   As reported                                          $      (1.24)   $       0.20   $      (0.72)   $       0.51
                                                        ============    ============   ============    ============
   Pro forma                                            $      (1.24)   $       0.20   $      (0.72)   $       0.50
                                                        ============    ============   ============    ============

Diluted (loss) income per share:
   As reported                                          $      (1.24)   $       0.17   $      (0.72)   $       0.43
                                                        ============    ============   ============    ============
   Pro forma                                            $      (1.24)   $       0.17   $      (0.72)   $       0.42
                                                        ============    ============   ============    ============

        Earnings Per Share
        Basic earnings per share is computed based on the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented.

        Net income per share from operations for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                               Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                           ----------------------------    ----------------------------
                                                               2004            2003            2004            2003
                                                           ------------    ------------    ------------    ------------
Basic Calculation:

Net (loss) income available to common stockholders         $ (6,747,199)   $    946,602    $ (3,636,472)   $  2,319,002

Weighted average number of shares outstanding                 5,446,713       4,627,941       5,059,130       4,569,988
                                                           ------------    ------------    ------------    ------------

Basic net (loss) income per share from operations          $      (1.24)   $       0.20    $      (0.72)   $       0.51
                                                           ============    ============    ============    ============

Diluted Calculation:

Net (loss) income available to common stockholders         $ (6,747,199)   $    946,602    $ (3,636,472)   $  2,319,002

Weighted average number of shares outstanding                 5,446,713       6,667,124       5,059,130       6,459,939

Net effect of dilutive stock options and warrants based
upon treasury stock method                                           --      (1,038,637)             --      (1,038,637)
                                                           ------------    ------------    ------------    ------------

Weighted average number of shares outstanding assuming
full conversion of all potentially dilutive
securities                                                    5,446,713       5,628,487       5,059,130       5,421,302
                                                           ------------    ------------    ------------    ------------

  Diluted net (loss) income per share from operations      $      (1.24)   $       0.17    $      (0.72)   $       0.43
                                                           ============    ============    ============    ============

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

        SFAS 150. In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had, and is not expected to have, a significant impact on the Company's financial condition, results of operations or cash flows.

3. BUSINESS COMBINATIONS

        The Company entered into the following business combinations during the six months ended June 30, 2004:

Purchase of the Minority Interest of Lexxus International, Inc.
         On March 29, 2004, the Company purchased 4,900 shares of common stock owned by the minority stockholders of Lexxus International, Inc., a Delaware corporation ("Lexxus"), (representing the 49% interest in Lexxus not owned by the Company) in exchange for 100,000 shares of restricted NHTC common stock. The total purchase price, including acquisition related costs of approximately $15,000, was approximately $1,977,000 based upon the average closing price of NHTC common stock of $23.08 discounted by 15% due to the restrictions contained in the purchase agreement. The average closing price of $23.08 was calculated based on the closing price of NHTC common stock a few days before and after the acquisition was announced. The entire purchase price was allocated to goodwill.

Purchase of MarketVision Communications Corp.
         On March 31, 2004, the Company entered into a merger agreement with MarketVision Communications Corp. ("MarketVision"), pursuant to which the Company acquired all of the outstanding capital stock of Marketvision in exchange for the issuance of 690,000 shares of NHTC restricted common stock (the "Issued Shares"), promissory notes in the aggregate principle amount of approximately $3,203,000, a cash payment of $1,336,875 in April 2004, less pre-acquisition net payables due to MarketVision of approximately $609,000, for a total purchase price of approximately $17,618,000, including acquisition costs of approximately $150,000. The Issued Shares were valued at the average closing price of NHTC common stock of $23.08 discounted by 15% due to certain restrictions contained in the purchase agreement. The average closing price of $23.08 was calculated based on the closing price of NHTC common stock a few days before and after the acquisition was announced. MarketVision is the exclusive developer and service provider of direct selling internet technology used by the Company since 2001. MarketVision hosts and maintains the internet technology for the Company and charges an annual fee for this service based upon the number of enrolled distributors of the Company's products. MarketVision earned revenues for this service of approximately $1,839,000 and $579,000 for the year ended December 31, 2003 and three months ended March 31, 2004, respectively.

         Management believes that this transaction was in the best interests of the Company because (i) the success of the Company's business is dependent upon MarketVision's direct selling software and (ii) the Company projects enrolling a significant number of new distributors in the future, which would be very expensive under the former compensation agreement between the Company and MarketVision. Since the former owners of MarketVision include Terry LaCore, a member of the Company's Board of Directors and the Chief Executive Officer of Lexxus International, Inc., a wholly owned subsidiary of NHTC, the Board of Directors hired the independent appraisal firm of Bernstein, Conklin & Balcombe to assess the fairness of the transaction with MarketVision from a financial point of view. In March 2004, Bernstein, Conklin & Balcombe delivered its opinion to the Company's Board of Directors that the MarketVision transaction is fair to the Company from a financial point of view.

        In addition, the Company entered into a Shareholder's Agreement with the former stockholders of MarketVision. Such agreement contained customary terms and conditions, including restrictions on transfers of the Issued Shares, rights of first refusal and indemnification. Further, the Shareholder's Agreement contains a one time put right related to 240,000 Issued Shares for the benefit of the former stockholders of MarketVision (other than Mr. LaCore) that requires NHTC, during the six month period commencing eighteen months following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the Issued Shares are registered with the Securities and Exchange Commission (the "SEC") for resale to the public, to repurchase all or part of such shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their shares of the Issued Shares. The Company has recorded this obligation of $960,000 as mezzanine common stock in the balance sheet at June 30, 2004. The agreement also provided the former stockholders of MarketVision with piggyback registration rights in the event NHTC files a registration statement with the SEC, other than on Forms S-4 or S-8, stock option grants for the former stockholders (other than Mr. LaCore) as well as three-year employment agreements for the former stockholders, other than Mr. LaCore. In the event that the Company defaults on its payment obligations under the notes or the employment agreements, an entity owned by the former stockholders of MarketVision (other than Mr. LaCore) has certain rights to use, develop, modify, market, distribute and sublicense the MarketVision software to third parties.

        Operations of MarketVision subsequent to March 31, 2004 have been included in the Company's consolidated financial statements. The transaction was accounted for using the purchase method of accounting and the purchase price was allocated among the assets acquired based on their estimated fair market values. The assets of MarketVision included certain computer equipment and developed software.

         The purchase price was calculated as follows:


    690,000 shares of NHTC Common Stock valued at $23.08 per
    share less 15% discount for restrictions associated with the stock
    issued                                                                      $    13,536,420
    Cash paid in April 2004                                                           1,336,875
    Promissory notes issued at closing                                                3,203,403
    Preacquisition net payables due to MarketVision                                   (609,190)
    Acquisition costs                                                                   150,302
                                                                                ---------------
          Total purchase price                                                  $    17,617,810
                                                                                ===============

         The purchase price was allocated among assets acquired based on their estimated fair market values as follows:

    Property and equipment                                                               25,000
    Amortizable intangible assets                                                     5,600,000
    Goodwill                                                                         11,992,810
    Deferred taxes                                                                  (1,904,000)
    Deferred tax asset recognized for the Company's loss carry forward
    based upon offset against MarketVision's deferred tax liabilities                 1,904,000
                                                                                ---------------
         Total purchase price allocation                                        $    17,617,810
                                                                                ===============

         Amortizable intangibles acquired will be amortized over their estimated life of seven years. The purchase price allocation is based on preliminary estimates, including estimates of federal tax contingencies, which are subject to change once additional information becomes available. Changes to these estimates could result in changes to the purchase price allocation.

Purchase of the Minority Interest of Lexxus International Co., Ltd. (Taiwan)
         On April 19, 2004, the Company purchased 510,000 shares of common stock owned by the minority stockholders of Lexxus International Co., Ltd. (Taiwan), a Taiwan limited liability corporation ("Lexxus Taiwan"), (representing the 30% interest in Lexxus Taiwan not owned by the Company or Lexxus) in exchange for approximately $136,000 in cash. The cash consideration given approximated the book value of the shares acquired and no goodwill resulted from the transaction. All Lexxus Taiwan minority shareholders were unrelated to the Company.


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

Company Overview
       NHTC is an international network marketing organization. NHTC controls subsidiaries that distribute products through three separate direct selling networks that promote health, wellness and vitality. Lexxus International, Inc. and other Lexxus subsidiaries (collectively, "Lexxus") sell certain cosmetic products as well as "quality of life" products. eKaire.com, Inc., ("eKaire"), a wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness. I Luv My Pet, Inc., ("ILMP"), a wholly-owned subsidiary, distributes nutritional supplements for dogs and cats. NHTC operates its Lexxus, eKaire and ILMP direct selling operations as a single segment and primarily sells its products through a network of commissioned distributors. NHTC aggregates the Lexxus and eKaire operating segments because it believes it operates as a single reportable segment selling its products in similar distribution channels in each of its operations. Operations of ILMP are not material for the six months ended June 30, 2004.

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

         Cost of sales. Cost of sales of products purchased from third-party manufacturers, costs of promotional materials sold to NHTC's distributors, freight, provisions for slow moving or obsolete inventories and, prior to the closing of the merger with Marketvision as of March 31, 2004, the cost of NHTC's third party software service provider.

         Distributor commissions. Distributor commissions are dependent on the sales mix and, for 2004, typically range between 49% to 54% of net sales. Commissions are paid to NHTC's independent distributors in accordance with its global compensation plan based on commissionable net sales, which consist of finished products.

         Foreign exchange. NHTC is exposed to certain market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect NHTC's financial results. Changes in exchange rates could positively or negatively affect its financial results, as expressed in United States dollars. The effect of the translation of the Company's foreign operations are included in accumulated other comprehensive income within stockholders' equity and such do not impact the statement of operations.

         Effect of inflation. NHTC believes inflation has not had a material impact on its operations or profitability.

Critical Accounting Policies and Estimates
         For a complete review of NHTC's critical accounting policies and new accounting pronouncements that may impact NHTC's operations, refer to the Annual Report on Form 10-KSB for the year ended December 31, 2003. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and SEC Release Number 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," NHTC has identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by NHTC's management. NHTC periodically analyzes the need for certain estimates, including the need for such items as reserves for inventory valuation, impairment of long-lived assets, revenue recognition, sales returns, and contingencies. NHTC bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. NHTC cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates NHTC could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. NHTC's critical accounting policies at June 30, 2004 include the following:

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

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

         The following table summarizes NHTC's consolidated operating results as a percentage of net sales for each of the years indicated:

                                                                Three Months Ended
                                                                     June 30,
                                                            -------------------------
                                                               2004           2003
                                                            ----------     ----------
Net sales                                                        100.0%         100.0%
Cost of sales                                                     18.6%          14.0%
                                                            ----------     ----------

Gross profit                                                      81.4%          86.0%

Operating expenses:
     Distributor commissions                                      71.1%          41.1%
     Selling, general and administrative expenses                 55.2%          33.6%
                                                            ----------     ----------
          Total operating expenses                               126.3%          74.7%
                                                            ----------     ----------

(Loss) income from operations                                    (44.9%)         11.3%

Other income (expense)                                            (1.1%)         (1.3%)
                                                            ----------     ----------

(Loss) income from continuing operations before taxes and
minority interest expense                                        (46.0%)         10.0%

     Income tax benefit (expense) and minority interest            7.9%          (2.1%)
                                                            ----------     ----------

Net (loss) income                                                (38.1%)          7.9%
                                                            ==========     ==========

Overview of the Results of Operations for the Three Months ended June 30, 2004
         As previously disclosed, on April 12, 2004, an investigative television program was aired nationwide in the People's Republic of China with respect to the operation of the Company's Lexxus Hong Kong subsidiary and the Lexxus representative office located in Beijing. After a thorough internal investigation of the issues raised in the television program, the Company concluded that additional training and development of certain Lexxus independent distributors located in Hong Kong was warranted. Accordingly, the Company began intensive training of its independent distributors with respect to (i) applicable Chinese legal requirements, and (ii) the need for distributors to accurately and fairly describe business opportunities available to potential distributors. In May 2004, the Company elected to suspend shipment of product to certain Hong Kong distributors until they had completed the required training. This resulted in an unshipped sales backlog of orders to be shipped of approximately $6.6 million as of June 30, 2004. Training of the distributors has been substantially completed as of August 4, 2004.

         Due to the adverse publicity caused by the airing of the television program, gross sales (before returns and refunds) for the Lexxus Hong Kong operations declined from an average of approximately $285,000 per day during the quarter ended March 31, 2004 to an average of approximately $110,000 per day during the thirty (30) day period from April 12, 2004 through May 12, 2004. However, gross sales (before returns and refunds) have steadily increased since that time and averaged approximately $169,000 per day during the quarter ended June 30, 2004. It is difficult to predict when, if ever, sales from the Lexxus Hong Kong operations will increase to levels comparable to that of the first quarter.

         In order to accommodate the concerns of many independent distributors, Lexxus extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund. The Company is unable to estimate the sales returns that will result from this change in policy and accordingly has concluded to defer revenue recognition on sales orders of approximately $5,404,000 as of June 30, 2004 until the 180-day return period has expired in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition when Right of Return Exists". Deferred revenue will be written off for sales returns recorded during the 180-day period pertaining to these sales orders. Further, the Company decided not to seek recovery for any commissions already paid to its distributors related to product sales recorded during this period that were subsequently returned. In addition, the Company incurred significant additional costs during the second quarter to conduct the training efforts and to further remediate the adverse publicity in the Hong Kong region.

         A summary of the net adverse impact to the Company's results of operations for the three months ended June 30, 2004 due to the sales backlog and the estimated additional costs and charges incurred for training and remediation efforts are as follows:

                           Item                                        Amount
------------------------------------------------------------------  -----------
Hong Kong Deferred Revenue:                                         (Unaudited)

    Orders entered but not shipped                                  $ 6,598,000
    Less:  estimated cost of sales on orders not shipped             (1,188,000)
    Less:  estimated commissions on orders not shipped               (3,299,000)
                                                                    -----------
                                                                      2,111,000

    Orders not allowed as revenue under SFAS No. 48                 $ 5,404,000
    Less: estimated cost of sales on SFAS No. 48 orders                (973,000)
                                                                    -----------
                                                                      4,431,000
                                                                    -----------

Hong Kong Training and Remediation Costs:

    Incremental product returns under the special extended return
    privilege                                                       $ 1,963,000
    Less: estimated cost of sales on incremental product returns       (353,000)
    Additional fees paid for retention of distributors                  360,000
    Facilities and related costs to conduct distributor training        590,000
    Advertising, legal and media related costs                           80,000
                                                                    -----------
                                                                    $ 2,640,000
                                                                    -----------

          Total net adverse impact for the period                   $ 9,182,000
                                                                    ===========

Net Sales
         Net sales were approximately $17,687,000 for the three months ended June 30, 2004 compared to $11,984,000 for the three months ended June 30, 2003. This net increase of approximately $5,703,000 or 48% was primarily attributable to the increased number of active Lexxus distributors and re-orders (approximately $12.4 million) and sales of new products (approximately $6.5 million) offset partially by sales deferred as of June 30, 2004 (approximately $7.0 million in sales back log) and approximately $5.4 million with respect to application of SFAS No. 48 and also offset by an additional sales return allowance taken in the quarter of approximately $0.8 million.

Cost of Sales
         Cost of sales was approximately $3,288,000 or 18.6% of net sales for the three months ended June 30, 2004 compared with approximately $1,682,000 or 14% of net sales for the three months ended June 30, 2003. This increase of approximately $1,606,000 or 95% was primarily attributable to increased net sales and the Lexxus product mix sold in 2004 compared to 2003. Cost of sales as a percentage of net sales increased which is primarily attributable to the change of product mix sold in 2004 and greater air freight costs to ship product from the US to Asia in 2004.

Gross Profit
         Gross profit was approximately $14,399,000 or 81.4% of net sales for the three months ended June 30, 2004 compared with approximately $10,302,000 or 86.0% of net sales for the three months ended June 30, 2003. This increase of approximately $4,097,000 or 40% was attributable to the increase in gross sales of Lexxus products partially offset by the cost of sales as a percentage of net sales increased due to the change of product mix sold in 2004 and the greater air freight costs to ship product from the US to Asia in 2004.

Distributor Commissions
         Distributor commissions were approximately $12,578,000 or 71.1% of net sales for the three months ended June 30, 2004 compared with approximately $4,929,000 or 41.1% of net sales for the three months ended June 30, 2003. This increase of approximately $7,649,000 or 155% was directly related to the increase in net sales, the terms of the compensation plans and promotions held during the second quarter of 2004. The increase in commission expense as a percentage of net sales for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to sales promotions and the commissions paid on returns and refunds pertaining to the Hong Kong region. In accordance with SFAS No. 48, the Company deferred approximately $5,404,000 of revenue in the period ended June 30, 2004 yet recognized the commissions, therefore, higher commissions are applied to a lower revenue base. See "Overview of the Results of Operations for the Three Months ended June 30, 2004" above.

Selling, General and Administrative Expenses
         Selling, general and administrative expenses were approximately $9,769,000 or 55.2% of net sales for the three months ended June 30, 2004 compared with approximately $4,027,000 or 33.6% of net sales for the three months ended June 30, 2003. The increase in selling, general and administrative costs as a percentage of net sales is primarily attributable to the additional deferred revenue at June 30, 2004 resulting from orders entered but not shipped of approximately $7,004,000 and Hong Kong orders of approximately $5,404,000 for which sales returns cannot be estimated as of June 30, 2004. The increase in selling, general and administrative expenses of approximately $5,742,000 or 143% was attributable to the administrative expenses associated with the new office in Seoul, South Korea, which was opened in the second quarter of 2003, and the balance of the increase resulted from sales and marketing conventions, promotions and trainings, especially in the Hong Kong and Korean operations. Selling, general and administrative expenses increased as a percentage of net sales to 55.2% in 2004 compared to 33.6% in 2003 primarily due to the additional costs associated with the training and remediation efforts being conducted in the Hong Kong region. See "Overview of the Results of Operations for the Three Months ended June 30, 2004" above.

Other Expenses
         Other expenses were approximately $190,000 for the three months ended June 30, 2004 compared with expense of approximately $151,000 for the three months ended June 30, 2003. This increase of approximately $39,000 was due to an increase in other expenses and an increase in interest expense on notes payable related to acquisition of Marketvision.

Income Taxes
         Income tax benefit was approximately $1,545,000 or (19.0%) of income before taxes and minority interest for the three months ended June 30, 2004 compared with income tax expense of $330,000 or 27.6% of income before taxes and minority interest for the three months ended June 30, 2003. The decrease in effective tax rate was attributable to use of net operating losses in the U.S. and lower effective tax rates on foreign earnings in 2004.

Minority Interest, Net of Taxes
         Minority interest expense was approximately $153,000 for the three months ended June 30, 2004, as compared to minority interest income of approximately $82,000 for the three months ended June 30, 2003. The increase in the expense relates primarily to the profitable operations of our subsidiary, KGC Networks Pte. Ltd.

Net (Loss) Income
         Net loss was approximately $6,747,000 or (38.1%) of net sales for the three months ended June 30, 2004 compared to net income of approximately $947,000 or 7.9% of net sales for the three months ended June 30, 2003. Compared to 2003, this decrease in net income in 2004 is primarily due to the decline in net sales for the Hong Kong region due to adverse publicity, the Hong Kong region sales backlog as of June 30, 2004, the deferral of Hong Kong revenue related to SFAS No. 48 and the additional costs and charges incurred in the Hong Kong region for training and remediation efforts during the three months ended June 30, 2004. See "Overview of the Results of Operations for the Three Months ended June 30, 2004" above.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

         The following table summarizes NHTC's consolidated operating results as a percentage of net sales for each of the years indicated:

                                                                    Six Months Ended
                                                                        June 30,
                                                               -------------------------
                                                                  2004           2003
                                                               ----------     ----------
Net sales                                                           100.0%         100.0%
Cost of sales                                                        20.0%          16.3%
                                                               ----------     ----------

Gross profit                                                         80.0%          83.7%

Operating expenses:
     Distributor commissions                                         58.4%          40.9%
     Selling, general and administrative expenses                    28.9%          29.5%
                                                               ----------     ----------
          Total operating expenses                                   87.3%          70.4%
                                                               ----------     ----------

Income (loss) from operations                                        (7.3%)         13.3%

Other income (expense)                                               (0.1%)         (0.2%)
                                                               ----------     ----------

Income (loss) from continuing operations before taxes and
minority interest expense                                            (7.4%)         13.1%

     Income tax benefit (expense) and minority interest               0.9%          (3.1%)
                                                               ----------     ----------

Net income (loss)                                                    (6.5%)         10.0%
                                                               ==========     ==========

Overview of the Results of Operations for the Six Months ended June 30, 2004
         The Company's results of operations for the six months ended June 30, 2004 were adversely impacted due to the decline during the three months ended June 30, 2004 in net sales for the Hong Kong region attributable to adverse publicity, the Hong Kong sales backlog as of June 30, 2004 and the additional costs and charges incurred for training and remediation efforts in the Hong Kong region. See "Overview of the Results of Operations for the Three Months ended June 30, 2004".

Net Sales
         Net sales were approximately $56,122,000 for the six months ended June 30, 2004 compared to $23,224,000 for the six months ended June 30, 2003. This net increase of approximately $32,898,000 or 142% was primarily attributable to the increased number of active Lexxus distributors (approximately $30.4 million), Lexxus's expansion into new markets, including South Korea in the second quarter of 2003 (approximately $1.3 million), sales of new products (approximately $11.2 million) and the shipment of Hong Kong orders in backlog as of December 31, 2003 (approximately $4.0 million), offset partially by sales deferred as of June 30, 2004 (approximately $7.0 million in sales back log) and approximately $5.4 million with respect to application of SFAS No. 48 and also offset by an additional sales return allowance taken in the first six months of quarter of approximately $1.6 million for requests for returns taken but not yet processed.

Cost of Sales
         Cost of sales was approximately $11,216,000 or 20.0% of net sales for the six months ended June 30, 2004 compared with approximately $3,779,000 or 16.3% of net sales for the six months ended June 30, 2003. This increase of approximately $7,437,000 or 197% was primarily attributable to increased net sales and the Lexxus product mix compared to eKaire product mix in 2004 compared to 2003. Cost of sales as a percentage of net sales increased which is primarily attributable to the change of product mix sold in 2004 and greater air freight costs to ship product from the US to Asia in 2004.

Gross Profit
         Gross profit was approximately $44,906,000 or 80.0% of net sales for the six months ended June 30, 2004 compared with approximately $19,446,000 or 83.7% of net sales for the six months ended June 30, 2003. This increase of approximately $25,460,000 or 131% was attributable to the increase in gross sales of Lexxus products partially offset by the cost of sales as a percentage of net sales increased due to the change of product mix sold in 2004 and the greater air freight costs to ship product from the US to Asia in 2004.

Distributor Commissions
         Distributor commissions were approximately $32,783,000 or 58.4% of net sales for the six months ended June 30, 2004 compared with approximately $9,510,000 or 40.9% of net sales for the six months ended June 30, 2003. This increase of approximately $23,273,000 or 245% was directly related to the increase in net sales, the terms of the compensation plans and promotions held during the six months ended June 30, 2004. The increase in commission expense as a percentage of net sales for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to sales promotions and the commissions paid on returns and refunds pertaining to the Hong Kong region. In accordance with SFAS No. 48, the Company deferred approximately $5,404,000 of revenue in the period ended June 30, 2004 yet recognized the commissions, therefore, higher commissions are applied to a lower revenue base. See "Overview of the Results of Operations for the Three Months ended June 30, 2004" above.

Selling, General and Administrative Expenses
         Selling, general and administrative costs were approximately $16,243,000 or 28.9% of net sales for the six months ended June 30, 2004 compared with approximately $6,850,000 or 29.5% of net sales for the six months ended June 30, 2003. This increase of approximately $9,393,000 or 137% was attributable to the administrative expenses associated with the new office in Seoul, South Korea, which was opened in the second quarter of 2003, and the balance of the increase resulted from sales and marketing conventions, promotions and trainings, especially in the Hong Kong and Korean operations. The 2004 selling, general and administrative costs as a percentage of net sales is higher than usual which is primarily attributable to the additional deferred revenue at June 30, 2004 resulting from orders entered but not shipped of approximately $7,004,000 and Hong Kong orders of approximately $5,404,000 for which sales returns cannot be estimated as of June 30, 2004. See "Overview of the Results of Operations for the Three Months ended June 30, 2004" above.

Other Income (Expense)
         Other expense was approximately $31,000 for the six months ended June 30, 2004 compared with expense of approximately $42,000 for the six months ended June 30, 2003. This increase of approximately $11,000 was due to an increase in other income partially offset by an increase in interest expense on notes payable related to the acquisition of Marketvision.

Income Taxes
         Income tax benefit was approximately $747,000 or (18.0%) of income before taxes and minority interest for the six months ended June 30, 2004 compared with $700,000 or 23.0% of income before taxes and minority interest for the six months ended June 30, 2003. The decrease in effective tax rate was attributable to use of net operating losses in the U.S. and lower effective tax rates on foreign earnings in 2004.

Minority Interest, Net of Taxes
         Minority interest expense was approximately $233,000 for the six months ended June 30, 2004, as compared to approximately $23,000 of expense for the six months ended June 30, 2003. The increase in the expense relates primarily to the profitable operations of our subsidiary, KGC Networks Pte. Ltd.

Net Income (Loss)
         Net loss was approximately ($3,636,000) or (6.5%) of net sales for the six months ended June 30, 2004 compared to net income of approximately $2,320,000 or 10% of net sales for the six months ended June 30, 2003. Compared to 2003, this decrease in net income in 2004 is primarily due to the decline in net sales for the Hong Kong region due to adverse publicity, the Hong Kong region sales backlog as of June 30, 2004, the deferral of Hong Kong revenue in accordance with SFAS No. 48 and the additional costs and charges incurred in the Hong Kong region for training and remediation efforts during the three months ended June 30, 2004. See "Overview of the Results of Operations for the Three Months ended June 30, 2004" above.

Liquidity and Capital Resources

         NHTC has historically funded the working capital and capital expenditure requirements primarily from cash provided through sales of products, through borrowings from institutions and individuals and issuance of preferred stock.

         At June 30, 2004, the ratio of current assets to current liabilities was 0.85 to 1.00 and NHTC had working capital deficit of approximately $4,820,000. Working capital as of June 30, 2004 declined from December 31, 2003 and March 31, 2004 levels primarily driven by increased deferred revenue and increased accrued expenses, both due to the Hong Kong operations.

         Cash provided by operations for the six months ended June 30, 2004 was approximately $102,000. Cash used by investing activities during the period was approximately $2,360,000, which primarily relates to the cash payment made to Marketvision as part of the acquisition coupled with an increase of restricted cash related to the credit card reserve and capital expenditures. Cash used in financing activities during the period was approximately $630,000 utilized for the repayment of notes payable and long-term debt and the payment to minority investors in Taiwan. Total cash decreased by approximately $3,296,000 during the period.

         NHTC has generated positive cash flows from its operations over the past three years and believes that its existing liquidity and cash flows from operations, including its cash and cash equivalents, should be adequate to fund normal business operations expected in the future.

         NHTC intends to continue to open additional operations in new foreign markets in coming years. In 2004, NHTC plans to expand into Mexico and possibly other countries in 2005. The estimated cost to expand into a new country is approximately $2 to $3 million in the aggregate, of which approximately $500,000 will relate to capital asset purchases that will be depreciated over the life of the assets or lease term.

         Direct sales and foreign investment in the direct sales industry are very tightly regulated in China. The Company has been unable to determine whether any governmental investigations have been initiated or are under consideration by the Chinese government as a result of the adverse publicity received there. Nevertheless, in June 2004, Lexxus obtained a license to engage in wholesale/retail business in China. The wholesale/retail license has a duration of 30 years and requires a capital investment of $12 million, of which $8 million must be funded in cash over a three-year period. Currently, a wholesale/retail outlet is the only legal way to operate in China, as direct selling is illegal. There is a proposal in China to allow direct selling within the marketplace. The Company is currently unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to commence direct selling operations there. Further, even if the Company is successful in obtaining a direct selling license to do business in China, it is uncertain as to whether the Company will generate profits from such operations.

         NHTC is considering various alternatives pertaining to raising additional capital to fund the repayment of the promissory notes issued in connection with the Marketvision transaction, to continue its expansion into new markets, to fund its operations in the event that sales in the Lexxus Hong Kong subsidiary do not increase materially, to fund the capital investment required by the wholesale/retail license obtained in China and/or to make other acquisitions to further expand its business. If NHTC's existing capital resources or cash flows become insufficient to meet its current business plans and projections, and if NHTC is required to raise additional funds, there is no assurance that funds could be raised on favorable terms, if at all. Failure to raise additional funds could materially and adversely affect the Company's business, prospects and financial condition.

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

        An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of June 30, 2004 was carried out under the supervision and with the participation of the Company's President and Chief Financial Officer and other members of the Company's senior management. The Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the six months ended June 30, 2004, the Company made changes to improve its internal controls over financial reporting with respect to (i) each of the Restatement Items, and
(ii) monthly financial reports provided to the Company by its subsidiaries. The Company hired a new Chief Financial Officer in August 2004 and is in the process of hiring additional accounting staff to supplement existing personnel. In addition, the Company has commenced its documentation required under the Sarbanes-Oxley Act of 2002 and is developing additional policies and procedures to further strengthen its international reporting, including the areas of revenue recognition, sales and expense cut-off and sales returns. The Company plans to implement additional controls and procedures sufficient to accurately report their financial performance on a timely basis. There have been no other changes in the Company`s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On or around March 31, 2004, Lexxus International, Inc. ("Lexxus") received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company's common stock to Mr. Loghry. The letter demanded a settlement payment of $35 million without any explanation as to the amount of the claim. After Mr. Loghry threatened to commence suit against Lexxus and the Company in Nebraska, on May 13, 2004, Lexxus and the Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus asserting his previously articulated claims. Discovery currently is commencing. The Company intends to vigorously defend itself in this case.

         From time to time, the Company is involved in legal proceedings incidental to the course of its business. The Company believes that all pending actions, individually and in the aggregate, will not have a material adverse effect on the financial condition, results of operations, cash flows or business prospects.


Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

         On March 29, 2004, the Company purchased 4,900 shares of common stock owned by the minority shareholders of Lexxus International, Inc., a Delaware corporation ("Lexxus"), (representing the 49% interest in Lexxus not owned by the Company) in exchange for 100,000 shares of restricted NHTC common stock. The total purchase price, including acquisition related costs, was approximately $1,977,000 based upon the closing price of NHTC common stock. The Company issued the shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On March 31, 2004, the Company entered into a merger agreement with MarketVision Communications Corp. ("MarketVision"), pursuant to which the Company acquired all of the outstanding capital stock of Marketvision in exchange for the issuance of 690,000 shares of NHTC restricted common stock, promissory notes in the aggregate principle amount of approximately $3,203,000, a cash payment of $1,336,875 in April 2004, less pre-acquisition net payables due to MarketVision of approximately $609,000, for a total purchase price of approximately $17,618,000, including acquisition costs of approximately $150,000. MarketVision is the exclusive developer and service provider of direct selling internet technology used by the Company since 2001. The Company issued the shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         On May 27, 2004, the Company filed a listing application with The NASDAQ Stock Market for quotation of its shares of common stock. No assurance can be given that the Company will be approved by NASDAQ, or if approved, when the Company's shares will be quoted thereon.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         31a. Certification of President required by Section 302 of the
              Sarbanes-Oxley Act of 2002.
         31b. Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
         32a. Certification of President required by Section 906 of the
              Sarbanes-Oxley Act of 2002.
         32b. Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

         On April 15, 2004, the Company filed a Current Report on Form 8-K with the SEC in connection with its announcement of the acquisition of MarketVision. On July 1, 2004, the Company filed a Form 8-K/A with the SEC to provide the unaudited proforma consolidated financial statements of the Company and the historical audited financial statements of MarketVision, which was acquired as of March 31, 2004.

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



                                            NATURAL HEALTH TRENDS CORP.

                                            By: /s/ MARK D. WOODBURN
                                                -----------------------------
                                                Mark D. Woodburn
                                                President


                                            By: /s/ CHRIS SHARNG
                                                -----------------------------
                                                Chris Sharng
                                                Chief Financial Officer

Date:   August 13, 2004