Form 10-Q
period 2004-09-30
NATURAL HEALTH TRENDS CORP
filed 2004-11-12
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004, the number of shares outstanding of the registrant’s class of common stock, par value $0.001 per share, was 6,819,573.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September	December
	30, 2004	31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,419	$11,133
Restricted cash	2,321	1,363
Accounts receivable	433	239
Inventories, net	11,793	3,580
Prepaid expenses and other current assets	1,031	1,646

Total current assets	20,997	17,961
Property and equipment, net	658	883
Software, net	5,200	—
Database, net	514	509
Goodwill	13,971	208
Deferred tax asset	1,649	—
Deposits and other assets	801	779

Total assets	$43,790	$20,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,869	$3,820
Income taxes payable	2,421	1,443
Accrued distributor commissions	1,669	568
Other accrued expenses	3,310	831
Deferred revenue	6,592	6,634
Deferred tax liability	196	—
Current portion of debt	2,641	314
Other current liabilities	329	513

Total current liabilities	21,027	14,123
Debt	15	31

Total liabilities	21,042	14,154
Commitments and contingencies
Minority interest	449	711
Mezzanine common stock	960	—
Stockholders’ equity:
Preferred stock, $1,000 par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 5,449,869 and 4,656,409 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	5	4
Additional paid-in capital	48,835	34,007
Accumulated deficit	(26,997)	(28,389)
Accumulated other comprehensive loss	(504)	(147)

Total stockholders’ equity	21,339	5,475

Total liabilities and stockholders’ equity	$43,790	$20,340

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	As Restated	2004	As Restated
Net sales	$40,482	$16,740	$96,604	$39,964
Cost of sales	8,323	3,671	19,539	7,450

Gross profit	32,159	13,069	77,065	32,514
Operating expenses:
Distributor commissions	17,421	6,988	50,205	16,498
Selling, general and administrative expenses	8,836	4,133	25,078	10,983

Total operating expenses	26,257	11,121	75,283	27,481

Income from operations	5,902	1,948	1,782	5,033
Other expense:
Loss on foreign exchange	(6)	(88)	(22)	(99)
Other expense, net	(56)	(27)	(11)	(38)
Interest expense, net	(29)	(35)	(89)	(55)

Total other expense, net	(91)	(150)	(122)	(192)

Income before income taxes and minority interest	5,811	1,798	1,660	4,841
Income tax expense	(857)	(500)	(109)	(1,200)
Minority interest benefit (expense)	74	(22)	(159)	(45)

Net income	5,028	1,276	1,392	3,596
Preferred stock dividends	—	—	—	1

Income available to common stockholders	$5,028	$1,276	$1,392	$3,595

Basic income per common share	$0.92	$0.27	$0.27	$0.78

Diluted income per common share	$0.75	$0.22	$0.22	$0.63

Weighted-average number of shares outstanding:
Basic	5,450	4,656	5,189	4,626

Diluted	6,692	5,821	6,439	5,663

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
		2003
	2004	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,392	$3,596
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	871	467
Stock issued for services	13	50
Minority interest expense	159	45
Imputed compensation	99	—
Deferred income taxes	(1,453)	—
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	(194)	(563)
Inventories, net	(8,213)	(949)
Prepaid expenses and other current assets	(656)	849
Deposits and other assets	(47)	(597)
Accounts payable	1,864	(939)
Income taxes payable	1,029	1,200
Accrued distributor commissions	1,101	(523)
Other accrued expenses	2,401	868
Deferred revenue	(42)	(1,450)
Other current liabilities	(184)	(146)

Net cash (used in) provided by operating activities	(1,860)	1,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired	(1,337)	—
Purchase of minority interest	(142)	—
Database purchase	—	(163)
Purchases of property and equipment	(180)	(449)
Increase in restricted cash	(958)	(852)

Net cash used in investing activities	(2,617)	(1,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(892)	(279)
Proceeds from issuance of common stock	12	—

Net cash used in financing activities	(880)	(279)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(357)	57

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,714)	222
CASH AND CASH EQUIVALENTS, beginning of period	11,133	3,864

CASH AND CASH EQUIVALENTS, end of period	$5,419	$4,086

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued for acquisitions	$15,498	$433
Debt issued for acquisitions	3,203	—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. OVERVIEW AND BASIS OF PRESENTATION

Overview

     Natural Health Trends Corp. (“NHTC” or the “Company”) is a Florida corporation incorporated in 1988. NHTC is an international direct-selling company which operates through subsidiaries that distribute products to promote health, wellness and vitality. Lexxus International, Inc., a wholly-owned subsidiary, and other Lexxus subsidiaries, sell certain cosmetic products as well as “quality of life” products. eKaire.com, Inc., a wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness. Other active wholly or majority owned subsidiaries of NHTC and their countries of incorporation include:

•	Lexxus International (SW Pacific) Pty. Ltd. (Australia)

•	Kaire Nutraceuticals Australia Pty. Ltd. (Australia)

•	Lexxus International (NZ) Ltd. (New Zealand)

•	Kaire Nutraceuticals New Zealand Ltd. (New Zealand)

•	Lexxus International Co., Ltd. (Taiwan)

•	MyLexxus Europe AG (Switzerland)

•	KGC Networks Pte. Ltd. (Singapore)

•	Lexxus International Co., Ltd. (Hong Kong)

•	Lexxus International Marketing, Pte. Ltd. (Singapore)

•	Lexxus International Network Marketing, Inc. (the Philippines)

•	LXK Ltd. (South Korea)

•	I Luv My Pet, Inc. (U.S.)

•	Marketvision Communications Corp. (Delaware)

•	Lexxus Korea, Inc. (Delaware)

•	MyLexxus Personal Care International (India) Pvt. Ltd.

     NHTC’s common stock, par value, $0.001 per share, is listed on the NASD OTC Bulletin Board. In March 2003, NHTC effected a 1-for-100 reverse stock split with respect to its outstanding shares of common stock. In addition, the trading symbol for the shares of its common stock changed from “NHTC” to “NHLC”. All share references will give effect to the reverse stock split. On May 27, 2004, the Company filed a listing application with The NASDAQ Stock Market (“NASDAQ”) for quotation of its shares of common stock. No assurance can be given that the Company will be approved by NASDAQ, or if approved, when the Company’s shares will be quoted thereon.

Basis of Presentation

     The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2004, and for the nine months and three months ended September 30, 2004 and 2003. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-KSB.

     Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying interim consolidated financial statements include the accounts of NHTC and all of its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses, including the recoverability of inventory. The Company’s estimates and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates. If there is a significant unfavorable change to current conditions, it would likely result in a material adverse impact to the Company’s business, operating results and financial condition.

Revenue Recognition

     The Company’s revenues are primarily derived from sales of products, sales of starter and renewal administrative enrollment packs and shipping fees. Product sales and direct expenses are recognized when the products are shipped. The Company defers revenue from the sale of its starter and renewal administrative enrollment packs and recognizes the revenue and its associated direct costs over the term of the membership, generally twelve months. As of September 30, 2004, the Company had deferred revenue of approximately $6,592,000, of which approximately $2,441,000 pertained to goods ordered that will be shipped in the fourth quarter of 2004 and approximately $4,151,000 pertained to unamortized administrative enrollment packs.

     The Company also estimates and records a sale return allowance for possible sales refunds based on its historical experience on a country-by-country basis.

Shipping and Handling Cost

     The Company records freight and shipping revenue collected from distributors as revenue. The Company records shipping and handling costs associated with customer shipments as cost of sales.

Distributor Commissions

     Distributors are paid commissions based on their direct and indirect commissionable net sales and downline growth. Commissions are earned over 52 business periods and are paid three weeks in arrears. Commissions are accrued when earned.

Accounting for Stock-Based Compensation

     Currently, NHTC follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations for stock options granted to employees and members of its board of directors. Under the recognition and measurement principles of APB 25, NHTC is not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant, the terms of the grant are subsequently modified or in the case of variable options. The Financial Accounting Standards Board (“FASB”) has recently issued a proposal to change the recognition and measurement principles for equity-based compensation granted to employees and board members. Under the proposed rules, NHTC would be required to recognize compensation expense related to stock options granted to employees and board members effective for periods beginning after June 15, 2005. The compensation expense would be calculated based on the expected number of options expected to vest and would be recognized over the stock options’ vesting period. If this proposal is passed, NHTC would be required to recognize compensation expense related to stock options granted to its employees or board members, which could have a material effect on its consolidated financial condition and results of operations.

     For disclosure purposes in according with Statement of Financial Accounting Standards 123 (“SFAS 123”), the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. If NHTC had recognized compensation cost in accordance with SFAS 123, NHTC’s income available to common stockholders and income per common share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	As Restated	2004	As Restated
Income available to common stockholders	$5,028	$1,276	$1,392	$3,595
Add: Stock-based employee compensation expense included in reported net income, net of tax effect	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax effect	(19)	(10)	(3,848)	(29)

Pro forma income available to common stockholders	$5,009	$1,266	$(2,456)	$3,566

Basic income per common share:
As reported	$0.92	$0.27	$0.27	$0.78

Pro forma	$0.92	$0.27	$(0.47)	$0.77

Diluted income per common share:
As reported	$0.75	$0.22	$0.22	$0.63

Pro forma	$0.75	$0.22	$(0.47)	$0.63

Earnings Per Share

     Basic income per common share is computed based on the weighted-average number of common shares outstanding during the periods presented. Diluted income per common share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. Income per common share for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	As Restated	2004	As Restated
Basic Calculation:
Income available to common stockholders	$5,028	$1,276	$1,392	$3,595
Weighted-average number of shares outstanding	5,450	4,656	5,189	4,626

Basic income per common share	$0.92	$0.27	$0.27	$0.78

Diluted Calculation:
Income available to common stockholders	$5,028	$1,276	$1,392	$3,595
Weighted-average number of shares outstanding	5,450	4,656	5,189	4,626
Net effect of dilutive stock options and warrants based upon treasury stock method	1,242	1,165	1,250	1,037

Weighted-average number of shares outstanding assuming full conversion of all potentially dilutive securities	6,692	5,821	6,439	5,663

Diluted income per common share	$0.75	$0.22	$0.22	$0.63

Accounting for Software

     As part of the Marketvision Communications Corp. acquisition (see Note 4), the Company acquired approximately $5,600,000 of computer software and programs. The valuation of the software was determined by a third party appraisal firm. The software is classified as a non-current asset in the balance sheet and is being amortized over a seven-year period beginning April 1, 2004.

Recently Issued Accounting Standards

     During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” The adoption of this accounting standard did not have a material effect on the Company’.

3. COMPREHENSIVE INCOME (In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	As Restated	2004	As Restated
Net income	$5,028	$1,276	$1,392	$3,596
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	51	42	(357)	57

Comprehensive income	$5,079	$1,318	$1,035	$3,653

4. BUSINESS COMBINATIONS

     The Company entered into the following business combinations during the nine months ended September 30, 2004:

Purchase of the Minority Interest of Lexxus International, Inc.

     On March 29, 2004, the Company purchased 4,900 shares of common stock owned by the minority stockholders of Lexxus International, Inc., a Delaware corporation (“Lexxus”), (representing the 49% interest in Lexxus not owned by the Company) in exchange for 100,000 shares of restricted NHTC common stock. The total purchase price, including acquisition related costs of approximately $7,000, was approximately $1,969,000 based upon the average closing price of NHTC common stock of $23.08 discounted by 15% due to the restrictions contained in the purchase agreement. The average closing price of $23.08 was calculated based on the closing price of NHTC common stock a few days before and after the acquisition was announced. The purchase price was allocated between the additional net assets acquired of approximately $164,000 and goodwill.

Purchase of Marketvision Communications Corp.

     On March 31, 2004, the Company entered into a merger agreement with Marketvision Communications Corp. (“Marketvision”), pursuant to which the Company acquired all of the outstanding capital stock of Marketvision in exchange for the issuance of 690,000 shares of NHTC restricted common stock (the “Issued Shares”), promissory notes in the aggregate principle amount of approximately $3,203,000, a cash payment of approximately $1,337,000 in April 2004, less pre-acquisition net payables due to Marketvision of approximately $646,000, for a total purchase price of approximately $17,583,000, including acquisition costs of approximately $153,000. The Issued Shares were valued at the average closing price of NHTC common stock of $23.08 discounted by 15% due to certain restrictions contained in the purchase agreement. The average closing price of $23.08 was calculated based on the closing price of NHTC common stock a few days before and after the acquisition was announced. Marketvision is the exclusive developer and service provider of direct selling internet technology used by the Company since 2001. Marketvision hosts and maintains the internet technology for the Company and charges an annual fee for this service based upon the number of enrolled distributors of the Company’s products. Marketvision earned revenues for this service of approximately $1,839,000 and $579,000 for the year ended December 31, 2003 and three months ended March 31, 2004, respectively.

     Management believes that this transaction was in the best interests of the Company because (i) the success of the Company’s business is dependent upon Marketvision’s direct selling software and (ii) the Company projects enrolling a significant number of new distributors in the future, which would be very expensive under the former compensation agreement between the Company and Marketvision. Since the former owners of Marketvision include Terry LaCore, a member of the Company’s Board of Directors and the Chief Executive Officer of Lexxus International, Inc., a wholly owned subsidiary of NHTC, the Board of Directors hired the independent appraisal firm of Bernstein, Conklin & Balcombe to assess the fairness of the transaction with Marketvision from a financial point of view. In March 2004, Bernstein, Conklin & Balcombe delivered its opinion to the Company’s Board of Directors that the Marketvision transaction is fair to the Company from a financial point of view.

     In addition, the Company entered into a Shareholder’s Agreement with the former stockholders of Marketvision. Such agreement contained customary terms and conditions, including restrictions on transfers of the Issued Shares, rights of first refusal and indemnification. Further, the Shareholder’s Agreement contains a one time put right related to 240,000 Issued Shares for the benefit of the former stockholders of Marketvision (other than Mr. LaCore) that requires NHTC, during the six month period commencing eighteen months following the earlier of (i) the first anniversary of the closing date, or (ii)

the date on which the Issued Shares are registered with the Securities and Exchange Commission (the “SEC”) for resale to the public, to repurchase all or part of such shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their shares of the Issued Shares. The Company has recorded this obligation of $960,000 as mezzanine common stock in the consolidated balance sheet. The agreement also provided the former stockholders of Marketvision with piggyback registration rights in the event NHTC files a registration statement with the SEC, other than on Forms S-4 or S-8, stock option grants for the former stockholders (other than Mr. LaCore) as well as three-year employment agreements for the former stockholders, other than Mr. LaCore. In the event that the Company defaults on its payment obligations under the notes or the employment agreements, an entity owned by the former stockholders of Marketvision (other than Mr. LaCore) has certain rights to use, develop, modify, market, distribute and sublicense the Marketvision software to third parties.

     Operations of Marketvision subsequent to March 31, 2004 have been included in the Company’s consolidated financial statements. The transaction was accounted for using the purchase method of accounting and the purchase price was allocated among the assets acquired based on their estimated fair market values. The assets of Marketvision included certain computer equipment and developed software.

     The purchase price was calculated as follows (in thousands):

690,000 shares of NHTC Common Stock valued at $23.08 per share less 15% discount for restrictions associated with the stock issued	$13,536
Cash paid in April 2004	1,337
Promissory notes issued at closing	3,203
Preacquisition net payables due to Marketvision	(646)
Acquisition costs	153

Total purchase price	$17,583

     The purchase price was allocated among assets acquired based on their estimated fair market values as follows (in thousands):

Property and equipment	$25
Amortizable intangible assets	5,600
Goodwill	11,958
Deferred taxes	(1,904)
Deferred tax asset recognized for the Company’s loss carry forward based upon offset against Marketvision’s deferred tax liabilities	1,904

Total purchase price allocation	$17,583

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

Purchase of the Minority Interest of Lexxus International Co., Ltd. (Taiwan)

     On April 19, 2004, the Company purchased 510,000 shares of common stock owned by the minority stockholders of Lexxus International Co., Ltd. (Taiwan), a Taiwan limited liability corporation (“Lexxus Taiwan”), (representing the 30% interest in Lexxus Taiwan not owned by the Company or Lexxus) in exchange for approximately $136,000 in cash. The cash consideration given approximated the book value of the shares acquired and no goodwill resulted from the transaction. All Lexxus Taiwan minority shareholders were unrelated to the Company.

5. CONTINGENCIES

     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd., the Company’s wholly owned subsidiary operating in South Korea (“LXK”), with respect to the importation of the Company’s Alura product. The customs agency alleges that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. The matter is currently being considered in the courts. During the ongoing hearings, LXK intends to present expert testimony that Alura is not a pharmaceutical product, and therefore, LXK should be permitted to sell and distribute Alura in South Korea. The failure to sell Alura in South Korea is not anticipated to have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of LXK.

     On or around March 31, 2004, Lexxus International, Inc. (“Lexxus”) received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. The letter demanded a settlement payment of $35 million without any explanation as to the amount of the claim. After Mr. Loghry threatened to commence suit against Lexxus and the Company in Nebraska, on May 13, 2004, Lexxus and the Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus asserting his previously articulated claims. Discovery has commenced and the Company intends to vigorously defend itself in this case.

     In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus, including against Terry LaCore and Mark Woodburn for fraud, LaCore, Woodburn, and Lisa Grossman for conspiracy to commit the same, and Grossman for tortuous interference. A motion to dismiss this action has been filed.

     On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. (collectively, “Toyota”) filed a complaint against the Company and Lexxus International, Inc. (“Lexxus”) in United States District Court for the Central District of California (CV04-9028). The complaint alleges trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. Toyota seeks to enjoin the Company and Lexxus from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com Internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. The Company denies the allegations contained in the complaint and intends to vigorously defend this action. In the event that the Company is unsuccessful in defending this action, the Company may be required to change the name of some or all of its Lexxus subsidiaries and domain names which could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company.

     From time to time, the Company is involved in legal proceedings incidental to the course of its business. The Company believes that all pending actions, individually and in the aggregate, will not have a material adverse effect on the financial condition, results of operations, cash flows or business prospects.

6. RELATED PARTY TRANSACTIONS

     In August 2001, the Company entered into an agreement with S&B Partnership, an affiliate of Brad LaCore, the brother of Terry LaCore. Under the terms of the agreement, S&B Partnership provides warehouse facilities, manages and ships inventory, and disburses payments to independent distributors. The Company paid approximately $116,500 and $112,300 for such services during the nine months ended September 30, 2004 and 2003, respectively.

     In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, the Company’s president, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. The Company paid $118,750 and $125,000 for such services during the nine months ended September 30, 2004 and 2003, respectively. The consulting agreement between the Company and Mr. Woodburn was terminated as of September 30, 2004.

     The Company’s former controller is married to Mark Woodburn. Her employment ended in August 2004. The Company paid her approximately $75,000 for the nine month periods ended September 30, 2004 and 2003.

7. SUBSEQUENT EVENTS

     On October 6, 2004, the Company entered into a securities purchase agreement with certain institutional and accredited investors as well as certain officers and directors of the Company. Pursuant to the agreement, the Company agreed to sell 1,369,704 units at a price of $12.595 per unit. Each unit consist of one share of the Company’s common stock and one stock purchase warrant exercisable for one share of the Company’s common stock at any time through October 6, 2009 at an exercise price of $12.47 per share. Proceeds are approximately $15.9 million, net of transaction fees.

     In connection with the Marketvision acquisition, the Company issued three different promissory notes in the aggregate principal amount of approximately $3,203,000 (see Note 4). As of September 30, 2004, two of these promissory notes in the aggregate amount of $1.5 million became due and payable. On October 12, 2004, the Company repaid approximately $1.6 million and the notes due on September 30, 2004 have been paid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this Report.

Company Overview

     NHTC is an international direct-selling organization. NHTC controls subsidiaries that distribute products through three separate direct selling networks that promote health, wellness and vitality. Lexxus International, Inc. and other Lexxus subsidiaries (collectively, “Lexxus”) sell certain cosmetic products as well as “quality of life” products. eKaire.com, Inc., (“eKaire”), a wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness. I Luv My Pet, Inc., (“ILMP”), a wholly-owned subsidiary, distributes nutritional supplements for dogs and cats. NHTC operates its Lexxus, eKaire and ILMP direct selling operations as a single segment and primarily sells its products through a network of commissioned distributors. NHTC aggregates the Lexxus and eKaire operating segments because it believes it operates as a single reportable segment selling its products in similar distribution channels in each of its operations. Operations of ILMP are not material for the nine months ended September 30, 2004 and are under evaluation for potential change in strategies.

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

     Cost of sales. Cost of sales of products purchased from third-party manufacturers, costs of promotional materials sold to NHTC’s distributors, freight, provisions for slow moving or obsolete inventories and, prior to the closing of the merger with Marketvision as of March 31, 2004, the cost of NHTC’s third party software service provider.

     Distributor commissions. Distributor commissions are dependent on the sales mix and, for 2004, typically range between 42% and 55% of net sales. Commissions are paid to NHTC’s independent distributors in accordance with its global compensation plan based on commissionable net sales, which consist of finished products.

     Foreign exchange. NHTC is exposed to certain market risks, including changes in currency exchange rates as measured against the United States dollar. The value of the United States dollar may affect NHTC’s financial results. Changes in exchange rates could positively or negatively affect its financial results, as expressed in United States dollars. The effect of the translation of the Company’s foreign operations are included in accumulated other comprehensive income within stockholders’ equity and such do not impact the statement of operations.

     Effect of inflation. NHTC believes inflation has not had a material impact on its operations or profitability.

Critical Accounting Policies and Estimates

     For a complete review of NHTC’s critical accounting policies and new accounting pronouncements that may impact NHTC’s operations, refer to the Annual Report on Form 10-KSB for the year ended December 31, 2003. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” NHTC has identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by NHTC’s management. NHTC periodically analyzes the need for certain estimates, including the need for such items as reserves for inventory valuation, impairment of long-lived assets, revenue recognition, sales returns, and contingencies. NHTC bases any estimates needed on its historical experience, industry standards, and various other assumptions that may be reasonable under the circumstances. NHTC cautions its readers that actual results could differ from its estimates under different assumptions or conditions. If circumstances change relating to the various assumptions or conditions used in such estimates NHTC could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. NHTC’s critical accounting policies at September 30, 2004 include the following:

Inventory Valuation

     NHTC’s inventory carrying value is reviewed and compared to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, NHTC reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. NHTC’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.

Asset Impairment

     NHTC reviews the book value of its property and equipment and other long-term assets whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. NHTC’s impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. NHTC believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, NHTC would have to recognize an impairment loss to the extent the net book value of an asset exceeds its fair value.

Allowance for Sales Returns

     The Company maintains an allowance for sales returns and refunds based on the return practices and policies by country and our historical experience. The allowance for sales returns may need to be adjusted if actual sales returns differ from estimates.

Revenue Recognition

     Product sales are recognized when shipped. NHTC defers revenue received from the sale of its starter and renewal administrative packs due to the term of the membership, generally twelve months. Such fees are recognized as revenue on a straight-line basis over the term of the membership. Although NHTC has no immediate plans to significantly change the terms or conditions of the starter or renewal memberships, any changes in the future could result in additional revenue deferrals or could cause NHTC to recognize its deferred revenue over a longer period of time.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

     The following table summarizes NHTC’s consolidated operating results as a percentage of net sales for each of the years indicated:

	Three Months Ended
	September 30,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	20.6%	21.9%

Gross profit	79.4%	78.1%
Operating expenses:
Distributor commissions	43.0%	41.8%
Selling, general and administrative expenses	21.8%	24.7%

Total operating expenses	64.8%	66.5%

Income from operations	14.6%	11.6%
Other expense, net	(0.2%)	(0.9%)

Income before income taxes and minority interest	14.4%	10.7%
Income taxes and minority interest	(2.0%)	(3.1%)

Net income	12.4%	7.6%

Overview of the Results of Operations for the Three Months ended September 30, 2004

     On April 12, 2004, an investigative television program was aired nationwide in the People’s Republic of China with respect to the operations of the Company’s Lexxus Hong Kong subsidiary and the Lexxus representative office located in Beijing. The television program alleged that the Company engaged in a pyramid scheme and sold products without proper permits.

     After a thorough internal investigation of the issues raised in the television program, the Company concluded that additional training and development of certain Lexxus independent distributors located in Hong Kong was warranted. Accordingly, the Company began intensive training of its independent distributors with respect to (i) applicable Chinese legal requirements, and (ii) the need for distributors to accurately and fairly describe business opportunities available to potential distributors. In May 2004, the Company elected to suspend shipment of product to certain Hong Kong distributors until they had completed the required training. This resulted in an unshipped sales backlog of orders to be shipped of approximately $6,598,000 as of June 30, 2004. As of September 30, 2004, training of the distributors has been substantially completed.

     Furthermore, in order to accommodate the concerns of many independent distributors, Lexxus extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund. In accordance with Statement of Financial Accounting Standards No. 48 “Revenue Recognition when Right of Return Exists”, the Company was unable to estimate the sales returns that would result from this change in policy and accordingly deferred revenue recognition on sales orders of approximately $5,404,000 as of June 30, 2004 until the 180-day return period has expired. During the third quarter, the Company reversed the entire deferral and recognized approximately $5,284,000 in revenue, net of approximately $120,000 in sales returns.

     Further, the Company decided not to seek recovery for any commissions already paid to its distributors related to product sales recorded during this period that were subsequently returned. In addition, the Company incurred approximately $1,030,000 additional costs during the second quarter to conduct the training efforts and to further remediate the adverse publicity in the Hong Kong region.

     Due to the adverse publicity caused by the airing of the television program, gross sales (before returns and refunds) for the Lexxus Hong Kong operations declined from an average of approximately $285,000 per day during the quarter ended March 31, 2004 to an average of approximately $170,000 and $155,000 per day during the quarters ended June 30, 2004 and September 30, 2004, respectively. The Company cannot predict when, if ever, sales from the Lexxus Hong Kong operations will increase to levels comparable to that of the first quarter.

     A summary of the net impact to the Company’s results of operations for the three months ended September 30, 2004 due to the deferred revenue is as follows (in thousands):

Item	Amount (Unaudited)
Hong Kong Deferred Revenue:
Orders entered in Q2 but shipped in Q3	$6,598
Less: estimated cost of sales	(1,188)
Less: estimated distributor commissions	(3,299)

2,111

Revenue deferred to Q3 under SFAS No. 48	5,404
Less: estimated cost of sales	(973)

4,431

Hong Kong Training and Remediation Costs:
Incremental sales returns under the special extended return privilege	(120)
Estimated cost of sale on sales returns	22

(98)

Total	$6,444

     A summary of the net impact to the Company’s results of operations for the nine months ended September 30, 2004 is as follows (in thousands):

Item	Amount
(Unaudited)
Incremental sales returns under the special extended return privilege	$2,083
Less: estimated cost of sales on incremental sales returns	(375)
Additional fees paid for retention of distributors	360
Facilities and related costs to conduct distributor training	590
Advertising, legal and media related costs	80

$2,738

Net Sales

     Net sales were approximately $40,482,000 for the three months ended September 30, 2004 compared to $16,740,000 for the three months ended September 30, 2003. This net increase of approximately $23,742,000 or 141.8% was primarily attributable to the increase in the number of active Lexxus distributors, re-orders and sales of new products. Excluding the $11.9 million revenue deferred from the second quarter ($6.6 million orders entered but not shipped until the third quarter and $5.4 million shipped in the second quarter but not recognized until the third quarter, offset by $0.1 million incremental special product returns), net sales for the quarter were $28.6 million, not including approximately $2.4 million orders taken but shipped during the third quarter.

Cost of Sales

     Cost of sales was approximately $8,323,000 or 20.6% of net sales for the three months ended September 30, 2004 compared with approximately $3,671,000 or 21.9% of net sales for the three months ended September 30, 2003. This increase of approximately $4,652,000 or 126.7% was primarily attributable to increased net sales. Cost of sales as a percentage of net sales decreased due to the elimination of commissions paid to Marketvision, which was acquired by the Company on March 31, 2004.

Gross Profit

     Gross profit was approximately $32,159,000 or 79.4% of net sales for the three months ended September 30, 2004 compared with approximately $13,069,000 or 78.1% of net sales for the three months ended September 30, 2003. This increase of approximately $19,090,000 or 146.1% was attributable to the increase in sales overall.

Distributor Commissions

     Distributor commissions were approximately $17,421,000 or 43.0% of net sales for the three months ended September 30, 2004 compared with approximately $6,988,000 or 41.8% of net sales for the three months ended September 30, 2003. This increase of approximately $10,433,000 or 149.3% was driven by the increase in net sales, the terms of the compensation plans, and promotions held during the third quarter of 2004. Commissions paid of approximately $2.7 million, related to the $5.4 million revenue deferred from the second quarter to the third quarter were already recorded in the second quarter of 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were approximately $8,836,000 or 21.8% of net sales for the three months ended September 30, 2004 compared with approximately $4,133,000 or 24.7% of net sales for the three months ended September 30, 2003. The decrease in selling, general and administrative costs as a percentage of net sales was due to greater revenue. The increase in selling, general and administrative expenses of approximately $4,703,000 or 113.8% was mainly attributable to the more marketing and promotional activities world-wide.

Other Expenses, Net

     Other expenses, net were approximately $91,000 for the three months ended September 30, 2004 compared with approximately $150,000 for the three months ended September 30, 2003. This decrease of approximately $59,000 was due to a decrease in currency-related losses.

Income Taxes

     Income tax expense was approximately $857,000 or 14.7% of income before income taxes and minority interest for the three months ended September 30, 2004 compared with income tax expense of $500,000 or 27.8% of income before income taxes and minority interest for the three months ended September 30, 2003. The decrease in effective tax rate was attributable to use of net operating losses in the U.S. and lower effective tax rates on foreign earnings in 2004.

Minority Interest,

     Minority interest benefit was approximately $74,000 for the three months ended September 30, 2004, as compared to minority interest expense of approximately $22,000 for the three months ended September 30, 2003. The change was driven mainly by the change in profitability of KGC Networks Pte. Ltd.

Net Income

     Net income was approximately $5,028,000 or 12.4% of net sales for the three months ended September 30, 2004 compared to net income of approximately $1,276,000 or 7.6% of net sales for the three months ended September 30, 2003. The increase in net income was mainly attributable to increased revenue.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     The following table summarizes NHTC’s consolidated operating results as a percentage of net sales for each of the years indicated:

	Nine Months Ended
	September 30,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	20.2%	18.6%

Gross profit	79.8%	81.4%
Operating expenses:
Distributor commissions	52.0%	41.3%
Selling, general and administrative expenses	26.0%	27.5%

Total operating expenses	78.0%	68.8%

Income from operations	1.8%	12.6%
Other expense, net	(0.1%)	(0.5%)

Income before income taxes and minority interest	1.7%	12.1%
Income taxes and minority interest	(0.3%)	(3.1%)

Net income	1.4%	9.0%

Overview of the Results of Operations for the Nine Months ended September 30, 2004

Net Sales

     Net sales were approximately $96,604,000 for the nine months ended September 30, 2004 compared to $39,964,000 for the nine months ended September 30, 2003. This net increase of approximately $56,640,000 or 141.7% was primarily attributable to the increased number of active Lexxus distributors, Lexxus’s expansion into new markets, including South Korea in the second quarter of 2003 and sales of new products.

Cost of Sales

     Cost of sales was approximately $19,539,000 or 20.2% of net sales for the nine months ended September 30, 2004 compared with approximately $7,450,000 or 18.6% of net sales for the nine months ended September 30, 2003. This increase of approximately $12,089,000 or 162.3% was primarily driven by increased sales. Cost of sales as a percentage of net sales increased primarily due to greater air freight costs to ship product from the US to Asia and Europe in 2004, partly offset by the elimination of the commissions paid to Marketvision after its acquisition by the Company on March 31, 2004.

Gross Profit

     Gross profit was approximately $77,065,000 or 79.8% of net sales for the nine months ended September 30, 2004 compared with approximately $32,514,000 or 81.4% of net sales for the nine months ended September 30, 2003. This increase of approximately $44,551,000 or 137.0% was attributable to the increase in sales.

Distributor Commissions

     Distributor commissions were approximately $50,205,000 or 52.0% of net sales for the nine months ended September 30, 2004 compared with approximately $16,498,000 or 41.3% of net sales for the nine months ended September 30, 2003. This increase of approximately $33,707,000 or 204.3% and as a percentage of sales was related to the increase in sales, the terms of the compensation plans, and promotions held during the nine months ended September 30, 2004. Commissions of approximately $1.1 million paid on returns and refunds pertaining to the special product return privilege granted to certain Hong Kong distributors in the second quarter also increased commissions as a percentage of sales in 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative costs were approximately $25,078,000 or 26.0% of net sales for the nine months ended September 30, 2004 compared with approximately $10,983,000 or 27.5% of net sales for the nine months ended September 30, 2003. This increase of approximately $14,095,000 or 128.3% was mainly attributable to the increased marketing and promotional activities world-wide, special expenses the Company incurred as a result of the negative television program aired on CCTV and the administrative expenses associated with the new office in Seoul, South Korea, which was opened in the second quarter of 2003. The 2004 selling, general and administrative costs as a percentage of net sales was less than a year ago over the comparable period, mainly due to much higher revenue.

Other Expense, Net

     Other expense, net was approximately $122,000 for the nine months ended September 30, 2004 compared with expense of approximately $192,000 for the nine months ended September 30, 2003. This decrease of approximately $70,000 was mainly due to less currency-related losses.

Income Taxes

     Income tax expense was approximately $109,000 or 6.6% of income before income taxes and minority interest for the nine months ended September 30, 2004 compared with $1,200,000 or 24.8% of income before income taxes and minority interest for the nine months ended September 30, 2003. The decrease in effective tax rate was attributable to use of net operating losses in the U.S. and lower effective tax rates on foreign earnings in 2004.

Minority Interest

     Minority interest expense was approximately $159,000 for the nine months ended September 30, 2004, compared to approximately $45,000 of expense for the nine months ended September 30, 2003. The increase in the expense relates primarily to the improved profitability of our subsidiary, KGC Networks Pte. Ltd.

Net Income

     Net income was approximately $1,392,000 or 1.4% of net sales for the nine months ended September 30, 2004 compared to net income of approximately $3,596,000 or 9.0% of net sales for the nine months ended September 30, 2003. The decrease in net income was due to higher commissions paid to distributors and marketing expenses, partly offset by higher volume.

Liquidity and Capital Resources

     Cash generated from operations is the main funding source for the Company’s working capital and capital expenditure. In the past, NHTC also borrowed from institutions and individuals and issued preferred stock. In October 2004, the Company raised approximately $15.9 million net of transaction fees through a private equity placement.

     At September 30, 2004, the ratio of current assets to current liabilities was 1.00 to 1.00 and NHTC had working capital deficit of approximately $30,000. Working capital as of September 30, 2004 increased since June 30, 2004 mainly due to a decrease in deferred revenue, and declined from the December 31, 2003 mainly because of increased accrued expenses and the issuance of promissory notes in connection with the Marketvision acquisition.

     Cash used in operations for the nine months ended September 30, 2004 was approximately $1,860,000. Cash used in investing activities during the period was approximately $2,617,000, which primarily relates to the cash payment made to Marketvision as part of the acquisition together with an increase of restricted cash related to the credit card reserve, purchase of minority interest and capital expenditures. Cash used in financing activities during the period was approximately $880,000 utilized for the repayment of Marketvision-related notes payable and long-term debt. Total cash decreased by approximately $5,714,000 during the period.

     With cash generated from profitable business operations and the net proceeds from the private placement closed in October 2004, NHTC believes that its existing liquidity and cash flows from operations, including its cash and cash equivalents, should be adequate to fund normal business operations expected in the future.

     NHTC intends to continue to open additional operations in new foreign markets in coming years. The Company is in the process of planning for its entry into the Mexican and Japanese markets. The estimated initial cost for entering into the Mexican market is $2 million to $3 million, and $5 million to $7 million for the Japanese market.

     China is currently the Company’s most important business development project. Direct selling, or multi-level marketing, is currently prohibited in China. The Chinese government is committed to opening the direct selling market and has published drafts of pertinent legislation, which is expected to be formally adopted some time next year. Before the formal adoption of direct selling laws, many of the international direct selling companies have started to operate in China in a retail format. In June 2004, Lexxus obtained a license to engage in retail business in China. The license stipulates a capital requirement of $12 million over a three-year period. As of November 2, 2004, the Company has not funded this capital requirement for the retail license. In planning for a retail operation, the Company estimates that each retail store will cost approximately $50,000 to $100,000 and is evaluating the number, location, timing and format of store openings.

     Since the airing of a negative program on Chinese television on April 12, 2004, the Company has been unable to determine whether any governmental investigations have been initiated or are under consideration by the Chinese government as a result of such adverse publicity. The Company is also unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to commence direct selling operations there. Further, even if the Company is successful in obtaining a direct selling license to do business in China, it is uncertain as to whether the Company will generate profits from such operations.

     In connection with the Marketvision acquisition, the Company issued three different promissory notes in the aggregate principal amount of approximately $3.2 million. As of September 30, 2004, two of these promissory notes in the aggregate amount of $1.5 million became due and payable. On October 12, 2004, the Company repaid approximately $1.6 million and the notes due on September 30, 2004 have been paid in full.

Off – Balance Sheet Arrangements

     NHTC does not utilize off-balance sheet financing arrangements other than in the normal course of business. NHTC finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.

Forward Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	our relationship with our distributors;

•	our need to continually recruit new distributors;

•	our internal controls and accounting methods may require further modification;

•	regulatory matters governing our products and network marketing system;

•	adverse publicity associated with our products or network marketing organizations;

•	our relationship with minority interest partners;

•	product liability claims;

•	our reliance on outside manufacturers;

•	risks associated with operating internationally, including foreign exchange risks;

•	product concentration;

•	dependence on increased penetration of existing markets;

•	the competitive nature of our business; and

•	our ability to generate sufficient cash to operate and expand our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     NHTC does not engage in trading market risk sensitive instruments and does not purchase investments as hedges or for purposes “other than trading” that are likely to expose it to certain types of market risk, including interest rate, commodity price or equity price risk. NHTC has not issued any debt instruments, entered into any forward or future contracts, purchased any options or entered into any swaps.

Currency Risk and Exchange Rate Information

     Some of NHTC’s revenue and some of their expenses are recognized outside of the United States, except for inventory purchases, which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each subsidiary’s primary markets is considered the functional currency. Revenue and expenses are translated at the weighted average exchange rates for the periods reported. Therefore, the reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.

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

Item 4. Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

          Consequently, the Company amended and restated its financial statements for each quarter in 2001, 2002 and 2003 as well as for the years ended December 31, 2001 and 2002 with respect to each of the foregoing items (collectively, the “Restatement Items”).

          An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of September 30, 2004 was carried out under the supervision and with the participation of the Company’s President and Chief Financial Officer and other members of the Company’s senior management. The Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the nine months ended September 30, 2004, the Company made changes to improve its internal controls over financial reporting with respect to (i) each of the Restatement Items, and (ii) monthly financial reports provided to the Company by its subsidiaries. The Company hired a new Chief Financial Officer in August 2004 and a new Chief Accounting Officer in September 2004 and is still hiring additional accounting staff to supplement existing personnel. In addition, the Company has commenced its documentation required under the Sarbanes-Oxley Act of 2002 and is developing additional policies and procedures to further strengthen its international reporting, including the areas of revenue recognition, sales and expense cut-off and sales returns. The Company hired a reporting specialist in November 2004 to coordinate the world-wide Sarbanes-Oxley compliance work. The Company plans to implement additional controls and procedures sufficient to accurately report their financial performance on a timely basis. A regional Chief

Financial Officer was recruited to improve financial reporting and operational efficiency in the region of Greater China and Southeast Asia. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd., the Company’s wholly owned subsidiary operating in South Korea (“LXK”), with respect to the importation of the Company’s Alura product. The customs agency alleges that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. The matter is currently being considered in the courts. During the ongoing hearings, LXK intends to present expert testimony that Alura is not a pharmaceutical product, and therefore, LXK should be permitted to sell and distribute Alura in South Korea. The failure to sell Alura in South Korea is not anticipated to have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of LXK.

     On or around March 31, 2004, Lexxus International, Inc. (“Lexxus”) received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. The letter demanded a settlement payment of $35 million without any explanation as to the amount of the claim. After Mr. Loghry threatened to commence suit against Lexxus and the Company in Nebraska, on May 13, 2004, Lexxus and the Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus asserting his previously articulated claims. Discovery has commenced and the Company intends to vigorously defend itself in this case.

     In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus, including against Terry LaCore and Mark Woodburn for fraud, LaCore, Woodburn, and Lisa Grossman for conspiracy to commit the same, and Grossman for tortuous interference. A motion to dismiss this action has been filed.

     On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. (collectively, “Toyota”) filed a complaint against the Company and Lexxus International, Inc. (“Lexxus”) in United States District Court for the Central District of California (CV04-9028). The complaint alleges trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. Toyota seeks to enjoin the Company and Lexxus from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com Internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. The Company denies the allegations contained in the complaint and intends to vigorously defend this action. In the event that the Company is unsuccessful in defending this action, the Company may be required to change the name of some or all of its Lexxus subsidiaries and domain names which could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company.

     From time to time, the Company is involved in legal proceedings incidental to the course of its business. The Company believes that all pending actions, individually and in the aggregate, will not have a material adverse effect on the financial condition, results of operations, cash flows or business prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

4.1	Form of Common Stock Purchase Warrant issued to investors in private placement in October 2004.

10.1	Employment Agreement dated as of August 1, 2004 between the Company and Chris Sharng.

10.2	Form of Registration Rights Agreement between the Company and the investors in the Company’s private placement in October 2004.

31.1	Certification of President required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

By: /s/ Mark D. Woodburn

Mark D. Woodburn
President

By: /s/ Chris Sharng

Chris Sharng
Executive Vice President and Chief Financial Officer

Date: November 11, 2004