Form 10-K
period 2004-12-31
NATURAL HEALTH TRENDS CORP
filed 2005-03-31
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 0-26272

Natural Health Trends Corp.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2705336 (I.R.S. Employer Identification No.)

12901 Hutton Drive
Dallas, Texas 75234
(Address of principal executive offices)

(972) 241-4080
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001	The NASDAQ National Market

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $68,033,255 based upon a closing price of $11.20 per share.

      The number of shares of common stock of the registrant outstanding as of March 24, 2005 was 6,819,667 shares.

Documents Incorporated by Reference

      Certain information required for Part III of this report is incorporated by reference from registrant’s proxy statement for the 2005 annual meeting of the Company’s shareholders to be held during the second quarter of 2005.

			Page
PART I
	Item 1.	BUSINESS	1
		Overview of Business	1
		Our Products	1
		Operations of the Business	2
		Working with Distributors	9
		Recent Developments	12
		Private Placement of Units	14
		Government Regulations	15
		Our Industry	18
		Forward Looking Statements	19
		Risk Factors	21
	Item 2.	PROPERTIES	35
	Item 3.	LEGAL PROCEEDINGS	37
	Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39

PART II			40
	Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	40
	Item 6.	SELECTED FINANCIAL DATA	42
	Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43
	Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
	Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	57
	Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	87
	Item 9A.	CONTROLS AND PROCEDURES	87
	Item 9B.	OTHER INFORMATION	91

PART III			91

PART IV
	Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	92

SIGNATURES			94
Option Agreement - Sir Brian Wolfson
Option Agreement - Randall A. Mason
Founder Compensation Agreement
Database Purchase Agreement
KGC Agreement
Stock Purchase Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Amendment to Registration Rights Agreement
Amend No. 1 to Founder Compensation Agreement
Royalty Agreement
Code of Business Conduct
Code of Ethics for Senior Financial Officers
Subsidiaries
Certification of the President
Certification of CFO
Certification of the President Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I

Item 1. BUSINESS

Overview of Business

     Natural Health Trends Corp. (the “Company”) is an international direct selling organization. We control subsidiaries that distribute products through two separate direct selling businesses that promote health, wellness and vitality. Lexxus International, Inc., our wholly-owned subsidiary (“Lexxus U.S.”), and other Lexxus subsidiaries (collectively, “Lexxus”), sell certain cosmetic products, consumer as well as “quality of life” products, which accounted for approximately ninety-nine (99%) percent of our consolidated net revenues in 2004. eKaire.com, Inc. (“eKaire”), our wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness.

     Lexxus commenced operations in January 2001 and has experienced tremendous growth, as we are currently conducting business in at least 30 countries through approximately 130,000 active distributors as of December 31, 2004. (We consider a distributor “active” if he or she has placed at least one product order with us during the preceding year). The Lexxus business includes KGC Networks Pte. Ltd. (“KGC”), a Singapore company owned 51% by the Company and 49% by a European private investor. KGC sells Lexxus products into a separate network with distributors primarily in Russia and other Eastern European countries. eKaire has been in business since 2000 and is operating in four countries through approximately 3,600 active distributors.

     We seek to be a leader in the direct selling industry serving the health and wellness marketplace by driving our products into as many venues and into as many markets as possible through our direct selling marketing operations. Our objectives are to enrich the lives of the users of our products and enable our distributors to benefit financially from the sale of our products.

     We maintain executive offices at 12901 Hutton Drive, Dallas, Texas 75234 and our telephone number is (972) 241-4080. Our website is located at www.naturalhealthtrendscorp.com. The information provided on our website should not be considered part of this prospectus.

Our Products

Lexxus

     We offer several Lexxus branded lifestyle enhancement products:

     • Skindulgence® is a skin care system marketed as a “30-Minute Non-Surgical FaceLift” designed to create a more youthful appearance by helping to tone and firm facial muscles, by helping to diminish fine lines and wrinkles and by helping to improve skin tone and color. The facelift masque is coupled with a cleanser and moisturizer.

     • Alura™ is an intimacy cream designed to increase the sexual satisfaction of women.

     • Premium Noni Juice™ is a reconstituted morinda citrifolia fruit juice, made from organic noni puree. Noni is a fruit native in the Samoan Islands of the South Islands of the South Pacific. Marketed as a refreshing and energizing beverage, its naturally offensive flavor has been neutralized with white grape concentrate, concord grape concentrate, pineapple juice puree and other natural flavors.

     • LexLips™ is a lip enhancing gloss for women, designed to create the effect of fuller lips and to help reduce fine lines and wrinkles around the mouth.

     • La Vie™ is a dietary supplement described as a non-alcoholic red wine. It is marketed as an energizing supplement containing aloe.

     • 180° Life System Carb-Blocker™ is marketed as a weight management product based upon over 30 years of research.

eKaire

     We offer Kaire branded products, generally nutritional supplements, which are organized into several broad categories such as antioxidant support, immune support, bone & joint support, digestive and dietary support, weight management, OmegaKaire hemp products, Sakaira Spa with Moor Mud, Sakaira Skin & Hair Care, Kaire Essentials and ecoKaire Home Care.

     Among the products offered by eKaire, Pycnogenol ® , Enzogenol™, OptiMSM™, OptiPure®, Phase2™ & ActivAloe™ are trademarks of suppliers of eKaire.

Operations of the Business

Sourcing of Products

     The Company’s independent research consultants and the executive staff work closely with research and development personnel of our manufacturers to create product concepts and develop the product ideas into actual products. Each of the Company’s three current major product lines - Skindulgence®, Alura™, and Premium Noni Juice™ - were originally conceived by our manufacturing vendors. The Company then enters into standard supply agreements with the vendors pursuant to which the Company retains trademark rights to the products purchased and the vendors are restricted from supplying the products to other direct selling companies. Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2004.

     The Company purchases finished goods from manufacturers and sells them to our distributors for their resale or personal consumption. Aloe Commodities International

(for Skindulgence®), 40Js LLC (for Alura™) and Two Harbor Trading (for Premium Noni Juice™) are the three most significant vendors, accounting for a majority of the Company’s product purchases. All three of the vendors entered into our standard supply agreements. The agreement with 40Js LLC contains a minimum annual purchase of $1.35 million for the Company to retain the exclusivity. The terms of these agreements are between one and three years, with annual automatic renewal.

     We believe that, in the event we were unable to source products from these suppliers or the other suppliers of our other products, our revenue, income and cash flow could be adversely and materially impacted.

Marketing and Distribution

     Lexxus and eKaire are set up as direct selling companies using a network of distributors to sell products. Our distributors are independent full-time or part-time contractors who purchase products directly from our subsidiaries via the Internet for resale to retail consumers or for personal consumption. The growth of a distributor’s business depends largely upon their ability to recruit a down-line network of distributors and the popularity of our products in the marketplace.

     As of December 31, 2004, we had distributors located in the United States, as well as Puerto Rico, Canada, Australia, New Zealand, Taiwan, Hong Kong, Macau, Singapore, Indonesia, Philippines, South Korea, Japan, Brazil, India and countries in Eastern Europe, including Russia. As of December 31, 2004, we had an active physical presence in only six (the U.S., South Korea, Taiwan, Australia, Canada and Russia) of the top 15 direct selling markets in the world. The table below shows the number of active distributors the Company had in each of our major markets.

     We experienced an 81% increase in active Lexxus distributors during 2004, following a 39% increase in active distributors in 2003 compared to the prior years. The following table represents the number of active distributors by market for both Lexxus and eKaire as of December 31, 2002, 2003, and 2004.

	Year Ended December 31,
	2002	2003	2004
United States	8,336	5,295	8,876
Canada	701	1,793	4,020

North America	9,037	7,088	12,896

Hong Kong	5,752	28,971	63,114
Taiwan	5,492	2,323	2,533

Greater China	11,244	31,294	65,647

	Year Ended December 31,
	2002	2003	2004
Singapore	945	797	735
Philippines	85	1,139	2,799

Southeast Asia	1,030	1,936	3,534

Australia	799	214	374
New Zealand	151	34	32

Australia/NZ	950	248	406

South Korea	702	3,510	4,780
KGC (Eastern Europe/Central Asia)	27,579	26,775	40,727
Latin America	427	192	87
Central Europe	–	–	891
Japan	–	–	848
India	700	883	25
eKaire	6,025	4,671	3,656

Total	57,694	76,597	133,497

Lexxus without KGC	24,090	45,151	89,114
Lexxus with KGC	51,669	71,926	129,841

     We intend to pursue additional foreign markets in 2005. We anticipate commencing revenue generation in Mexico (in the second quarter of 2005) and Japan (in the fourth quarter of 2005). We plan to start opening retail stores in China during the latter half of 2005.

     To become a Lexxus distributor, a prospective distributor must agree to the terms and conditions of our distributor agreement (posted on our Lexxus website) and to pay a nominal $100 annual enrollment fee. KGC does not require an enrollment fee for a membership. The distributor agreement sets forth our policies and procedures, and we may elect to terminate a distributor for non-compliance. To be eligible to receive bonus compensation, which is based upon sales recorded by a distributor’s network of down-line distributors, a distributor may be required to make nominal monthly purchases of products. As of December 31, 2004, Lexxus had approximately 130,000 active distributors, including KGC’s approximately 40,000 active distributors. Active distributors are defined as those who made at least one product purchase over the last 12 months.

     To become an eKaire distributor, a prospective distributor must agree to the terms and conditions of our distributor agreement (posted on our eKaire website). To be considered “active”, the distributor must have placed an order for product within the preceding year. As of December 31, 2004, eKaire had approximately 3,600 active distributors and customers.

     We pay commissions to eligible distributors based on sales by such distributors’ down-line distributors during a given commission period. We believe, based upon our knowledge of our competitor’s compensation plans, that we offer one of the highest commission payouts in the direct selling industry. We also believe that the uniqueness and efficacy of our products, combined with a high commission rate, creates a highly desirable business opportunity and work environment for our distributors. See “Compensation Plans.”

     Distributors generally pay for products by credit card in connection with orders placed through their own Internet page at www.mylexxus.com or www.mykaire.com prior to shipment. Accordingly, we carry minimal accounts receivable and credit losses are historically minimal.

     We regularly sponsor promotional meetings and participate in motivational training events in key cities around the world. These events are designed to inform prospective and existing distributors about both existing and new product lines as well as selling techniques. Distributors typically share their direct selling experiences, their individual selling styles and their recruiting methods at these promotional or training events. Prospective distributors are educated about the structure, dynamics and benefits of the direct selling industry. We are continually developing or updating our marketing strategies and programs to motivate our distributors. These programs are designed to increase distributors’ monthly product sales and the recruiting of new distributors in their down-lines.

Management Information Systems

     The Lexxus business, with the exception of KGC, uses our proprietary MarketVision software to maintain a web-based system to process orders, to communicate volume and commissions to distributors. KGC, a majority owned subsidiary, uses a third-party service provider, Septuor Consulting (“Septuor”), and its software for functionalities similar to those provided by MarketVision. See “Recent Developments”.

     The eKaire commission system uses a third-party software package, Infotrax, and provides each independent distributor with a detailed monthly accounting of all sales and recruiting activity. These statements eliminate the need for substantial record keeping on behalf of the distributor.

     Other than MarketVision, which handles order processing seamlessly for all applicable markets, the Company has not automated and integrated other critical business processes such as inventory management and accounting. The Company is currently evaluating business systems to automate more of the business functions and to improve their linkage to MarketVision.

Corporate History

     The Company’s current business can be traced back to Kaire Neutraceutical Inc. (“Kaire”), a privately owned Colorado company in direct selling. Mr. Mark Woodburn, engaged by Kaire’s investors, became an advisor to, and subsequently the President of, Kaire in 1999 and engaged Mr. Terry LaCore as a direct selling consultant to turn around the struggling Kaire business. Mr. Woodburn assisted Kaire with its acquisition of an inactive publicly traded entity, Natural Health Trends Corp. (the “Company”), originally incorporated in Florida in 1988, and reverse-merged Kaire into the Company in 1999. In 2000, Kaire Nutraceutical Inc. was sold to certain private investors. Also in 2000, the Company was relocated to Dallas. The relocation was an ultimately successful effort in reducing cost and improving the Company’s coordination with key vendors.

     In January 2001, the Company with certain minority investors launched the Lexxus business in the U.S. The move was followed by a string of international expansions of the Lexxus business that significantly fueled the growth of the Company.

     The following is a summary of the years Lexxus entered into various international markets:

•	Canada, Australia, New Zealand: 2001

•	Russia and Eastern Europe: January 2002. The business in this region was re-organized into KGC in November 2003.

•	Hong Kong: March 2002.

•	India: April 2002. (Due to poor operating performance, management terminated the Indian operations in the second quarter of 2004.)

•	Singapore: June 2002.

•	The Philippines: November 2002.

•	South Korea: June 2003.

•	Mexican: November 2004.

•	Colombia: November 2004.

•	Japan: December 2004.

•	Indonesia: December 2004.

•	Malaysia: January, 2005.

     I Luv My Pet (“ILMP”) was formed as a wholly owned subsidiary in the fourth quarter of 2003 to launch a new line of business focused on the pet food and supplement market. Sales of ILMP products were substantially below expectations and total revenue from ILMP operations was insignificant. After an evaluation in the third quarter of 2004, the Company elected to wind down the operations of ILMP. As of December 2004, the operations of ILMP were terminated.

Geographic Locations

     The Company operates in more than 30 countries. The Company’s business is generally organized along geographic lines within the two different brands:

•	Lexxus has active physical presence in the following markets:

o	North America (The United States and Canada)

o	Greater China (Hong Kong, Taiwan and China) and Southeast Asia (Singapore, Malaysia, the Philippines and Indonesia)

o	Eastern Europe (Russia and other former Soviet Union republics)

o	Australia and New Zealand

o	South Korea

o	Japan

o	Mexico

•	eKaire has active physical presence in the following markets

o	North America (The United States and Canada)

o	Australia and New Zealand

•	Natural Health Trends Corp., the corporate entity is mainly staffed in Dallas, Texas and Minneapolis, Minnesota.

     Please also see “Item 2. Properties” for specific cities of our facilities.

Employees

     The combined total number of world-wide employees for our company was 143, at December 31, 2004, including 21 management, 65 sales and customer support, 7 marketing, 18 administrative, 14 accounting and 18 warehouse positions. The Company had 138 full-time and 5 part-time employees.

     Out of the 143 worldwide employees, the offices in the U.S. had 31 employees, Canada 9, Hong Kong 30, Taiwan 29, the Philippines 11, Singapore 7, Indonesia 1, South Korea 17, Mexico 2, Japan 1, and Australia 5.

Seasonality

     We believe that the seasonality of the recruitment of distributors and the general sales volume do not correlate with that of traditional retail sales. For instance, most of our distributors operate as a home-based business. Distributors tend to take “typical” vacations such as summer and winter holidays, thus, decreasing our sales volume during such vacation periods.

Intellectual Property

     Most of the eKaire and Lexxus products are packaged under a “private label” arrangement. We have applied for trademark registration for names, logos and various product names in several countries into which eKaire and Lexxus are doing business or considering expanding into. We currently have three trademark registrations in the United States and two trademark applications pending with the United States Patent and Trademark Office. Our registered trademarks expire or become renewable in 2007 and 2008, and we rely on common law trademark rights to protect our unregistered trademarks. These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used, provided, however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark within that geographic area.

     In November 2001, the inventor of our Alura™ product, from whom we have a license to distribute Alura™, was awarded a patent for the formulation of that product.

     On November 1, 2004, Toyota Motor Sales, U.S.A. filed a lawsuit against the Company and Lexxus which alleges that by using the name Lexxus we have diluted and infringed upon Toyota’s Lexus trademark. Toyota seeks to enjoin the Company and Lexxus from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com Internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. If the Company is unsuccessful in defending this action, the Company may be required to change the name of some or all of its Lexxus subsidiaries, certain products and domain names. See “Legal Proceedings”.

Insurance

     The Company currently carries general liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate as well as customary cargo and other insurance coverage, including on international subsidiaries. We do not carry product liability insurance, but may be covered by the insurance maintained by our principal suppliers. There can be no assurance, however, that product liability insurance would be available, and if available, that it would be sufficient to cover potential claims or that an adequate level of coverage would be available in the future at a reasonable cost, if at all. A successful product liability claim could have a material adverse effect on our business, financial condition and results of operations. In November 2004, Dorothy Porter filed a complaint against the Company for strict liability, breach of warranty and negligence in the U.S. District Court for the Southern District of Illinois, alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceuticals Inc., a former subsidiary of the Company. See “Legal Proceedings”.

Working with Distributors

Sponsorship

     The sponsoring of new distributors creates multiple levels in a direct selling structure. The persons that a distributor sponsors within the network are referred to as “down-line” or “sponsored” distributors. If down-line distributors also sponsor new distributors, they create additional levels within the structure, but their down-line distributors remain in the same down-line network as their original sponsoring distributor.

     We rely on our distributors to recruit and sponsor new distributors. Our top up-line distributors tend to focus on building their network of “down-line” distributors. While we provide product samples, brochures and other sales materials, distributors are primarily responsible for recruiting and educating their new distributors with respect to products, the compensation plan and how to build a successful distributorship network.

     Distributors are not required to sponsor other distributors as their down-line, and we do not pay any commissions for sponsoring new distributors. However, because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products, we believe that many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. Because they are seeking new opportunities for income, people are often attracted to become distributors after using our products and becoming regular customers or after attending introductory seminars. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices via the Internet. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

Compensation Plans

     We believe that one of our key competitive advantages within the direct selling industry is our distributor compensation plan. Under our compensation plan, distributors are paid weekly commissions in the distributor’s home country, in their local currency, for product sold by that distributor’s down-line distributor network across all geographic markets. Distributors are not paid commissions on purchases or sales of our products made directly by them. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to do business.

     Based upon management’s knowledge of our competitors’ distributor compensation plans, we believe that our compensation plan is among the most financially rewarding plans offered to distributors by any direct selling company. Currently, there are two fundamental ways in which our distributors can earn income:

•	Through retail markups on sales of products purchased by distributors at wholesale prices; and

•	Through a series of commissions paid on product purchases made by their down-line distributors.

     Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases.

Distributor Support

     We are committed to providing a high level of support services tailored to the needs of our distributors in each marketplace we are serving. We attempt to meet the needs and build the loyalty of distributors by providing personalized distributor services and by maintaining a generous product return policy. See “Product Warranties and Returns.” Because many of our distributors are working on a part-time basis and have only a limited number of hours each week to concentrate on their business, we believe that maximizing a distributor’s efforts by providing effective distributor support has been, and could continue to be, important to our success.

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

     To help maintain communication with our distributors, we offer the following support programs:

     Teleconferences. Lexxus and eKaire hold teleconferences with company management and associate field leadership on various subjects such as technical product discussions, distributor organization building and management techniques.

     Internet. We maintain websites at www.naturalhealthtrendscorp.com, www.kaire.com, www.lexxusinternational.com, www.kgcnetworks.com, www.mylexxus.com, and www.mykaire.com. On each website, the user can read company news, learn more about various products, sign up to be a distributor, place orders, and track the fulfillment and delivery of their order.

     Product Literature. We offer a variety of literature to distributors, including product catalogs, informational brochures, pamphlets and posters for individual products.

     Toll Free Access. eKaire offers a toll free number to place orders and to sponsor new distributors. Lexxus offers these services only through its websites. Both eKaire and Lexxus offer “live” consumer support where a customer service representative can address general questions or concerns.

     Broadcast E-mail. Announcements about Lexxus and eKaire are sent via e-mail to all active distributors.

Technology and Internet Initiatives

     We believe that the Internet has become increasingly important to our business as more consumers communicate online and purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our distributors to take advantage of the Internet. Substantially all of our sales during 2003 and 2004 occurred via the Internet. eKaire has a personalized website for its distributors to purchase products via the Internet at www.mykaire.com. Lexxus offers a global web page that allows a distributor to have a personalized website at www.mylexxus.com through which he or she can sell products in more than 30 international markets.

Rules Affecting Distributors

     We monitor regulations in each country in which we do business as well as the activity of distributors to ensure that our distributors comply with local laws. Our distributor policies and procedures establish the rules that distributors must follow in each country. We also monitor distributor activity in an attempt to provide our distributors with a “level playing field” so that one distributor may not be disadvantaged by the activities of another. We require our distributors to present products and business opportunities in an ethical and professional manner. Distributors further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature.

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

     Our compliance department reviews reports of alleged distributor misbehavior. If we determine that a distributor has violated our distributor policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the distributorship, fines, withholding commissions, until specified conditions are satisfied or other appropriate injunctive relief. Our distributors are independent contractors, not employees, and may act independently of us. Further, our distributors may resign or terminate their distributorship at any time without notice. See “Risk Factor – Although Our Distributors Are Independent Contractors, Improper Distributor Actions That Violate Laws or Regulations Could Harm Our Business”.

Recent Developments

     On March 29, 2004, the Company purchased shares of common stock owned by the minority stockholders of Lexxus U.S. (representing the 49% interest not owned by the Company) in exchange for 100,000 shares of the Company’s common stock. The total purchase price, including acquisition related costs of approximately $7,000, was approximately $1,969,000 based upon the average closing price of the Company’s common stock of $23.08 discounted by 15%. See “Acquisitions” and “Related Party Transactions” in Item 8.

     On March 31, 2004, the Company entered into a merger agreement with MarketVision Communications Corp. (“MarketVision”), the exclusive provider of the direct selling software used by our Lexxus businesses around the world since mid-2001. See “Acquisitions” and “Related Party Transactions” in Item 8.

     On April 12, 2004, an investigative television program was aired in the People’s Republic of China with respect to the operations of the Company’s Hong Kong subsidiary and the representative office located in Beijing. The television program alleged that Lexxus’s Hong Kong operations engaged in fraudulent activities and sold products without proper permits. After a thorough internal investigation of the issues raised in the television program, the Company nonetheless concluded that additional training and development of certain Lexxus independent distributors located in Hong Kong was warranted. The Company then began to require intensive training of its independent distributors with respect to:

•	The applicable Chinese legal requirements, and

•	The need for distributors to accurately and fairly describe business opportunities available to potential distributors.

     In May 2004, the Company elected to suspend shipment of product to certain Hong Kong distributors until they had completed the required training. This resulted in an unshipped sales backlog of orders to be shipped of approximately $6,598,000 as of June 30, 2004. By September 30, 2004, training of the distributors was substantially completed. Furthermore, to accommodate the concerns of many independent distributors, Lexxus extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund. In addition, the Company decided not to seek recovery for any commissions already paid to its distributors related to product sales recorded during this period that were subsequently returned. Due to the adverse publicity caused by the airing of the television program, revenues from Hong Kong declined significantly during the second and third quarters of 2004.

     On April 19, 2004, the Company purchased 510,000 shares of common stock owned by the minority stockholders of Lexxus International Co., Ltd. (Taiwan), a Taiwan limited liability corporation (“Lexxus Taiwan”) which represented the 30% interest in Lexxus Taiwan not owned by the Company. For these shares of Lexxus Taiwan, the Company paid $136,000 in cash.

     On October 6, 2004, the Company entered into a securities purchase agreement with certain institutional and accredited investors as well as certain officers and directors of the Company. Pursuant to the agreement, the Company agreed to sell 1,369,704 units at a price of $12.595 per unit, raising approximately $16 million proceeds, net of transaction costs. See “Private Placement of Units.”

     The Company intends to generate revenue in both the Mexican and Japanese markets in 2005. As of December 2004, management teams were recruited and new entities were established for both markets. The Company expects that the Mexican operations could start to generate revenue by the second quarter of 2005, and the Japanese operations should begin to generate revenue sometime by the fourth quarter of 2005.

     In June 2004, Lexxus obtained a business license in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment the Company made in January 2005. In planning for a retail operation, the Company estimates that each retail store will cost approximately $50,000 to $100,000 and is evaluating the number, location, timing, and format of store openings. The Company is evaluating ways to develop a retail-based operation in China. Direct selling is currently prohibited in China. Though the Chinese government is drafting the pertinent legislation and has published preliminary versions of the new laws, the Company cannot be sure when the new laws could become effective or whether the Company will satisfy the requirements necessary to obtain a direct selling license in the near future. In the interim, the Company plans to follow the path of some of our peer companies that have already commenced selling in China by selling products from company-owned or franchised retail stores. The Company is assessing where to open the first stores and how to structure its business in China.

     On February 22, 2005, the Company’s common stock began trading on The NASDAQ National Market under the ticker symbol “BHIP”.

     On March 23, 2005, the Company filed a Current Report on Form 8-K to report, after consultantion with its audit committee, that an amendment to its financial statements for the year ended December 31, 2003 and for the first quarter of 2004 is warranted as certain commission and transportation-related expenses incurred as of December 31, 2003 were under-accrued and certain revenues not earned until 2004 were improperly recorded as revenue by its Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003. The restatement of the financial statements for the year ended December 31, 2003 will reduce the Company’s revenue by approximately $310,000, increase cost of goods sold by approximately $180,000, increase distributor commission expense by approximately $460,000, reduce minority interest expense by approximately $300,000, and reduce after-tax net income by approximately $650,000 for the quarter as well as the year ended December 31, 2003.

     For the quarter ended March 31, 2004, the restatement will increase the Company’s revenue by approximately $310,000, reduce cost of goods sold by approximately $180,000, reduce distributor commission expense by approximately $460,000, increase minority interest expense by approximately $300,000, and increase after-tax net income by approximately $650,000 for the quarter ended March 31, 2004.

     Although the financial statements for the three month periods ended June 30, 2004 and September 30, 2004 are unaffected by this error, the consolidated financial statements for the second and third quarters of 2004 include inaccurate information on a year to date basis because they include the erroneous information from the first quarter of 2004 which financial statements should not be relied upon. The Company also intends to file in the near future an amended annual report on Form 10-KSB for the year ended December 31, 2003, and amended quarterly reports on Form 10-Q for the first three quarters of 2004.

Private Placement of Units

     In October 2004, the Company entered into a securities purchase agreement (and subscription agreements with respect to certain Canadian investors) and a registration rights agreement with certain institutional and accredited investors as well as certain officers and directors of the Company. Pursuant to the purchase and subscription agreements, the Company agreed to sell, and the buyers agreed to purchase, a total of 1,369,704 units of the Company’s securities at a price of $12.595 per unit. Each unit consists of one share of common stock, and one common stock purchase warrant exercisable for one share of common stock at any time through October 6, 2009 at an exercise price of $12.47 per share. Assuming the exercise of all the warrants, the net proceeds to the Company will be an additional $17 million.

     Pursuant to the registration rights agreement, the Company has agreed to register the shares included in the units and the shares issuable upon exercise of the Warrants for resale under the Act. The registration rights agreement provides for the payment of certain liquidated damages in the event that delays are experienced in the Securities and Exchange Commission’s declaring that registration statement effective. The Company agrees to use commercially reasonable effort to effect and maintain the effectiveness of a registration statement. If the registration statement is not effective 180 days after the closing date, or approximately April 4, 2005, the Company will pay the buyers approximately $85,000, which also applies to any of Company’s possible failure to maintain the effectiveness of the registration statement after its initial effectiveness. The Company does not expect an effective registration statement within the required 180 day period. The registration rights agreement also provides indemnification and contribution remedies to the buyers in connection with the resale of shares pursuant to such registration statement.

     Each of (i) Sir Brian Wolfson, Chairman of the Board of the Company, (ii) Mark D. Woodburn, President and a director of the Company, (iii) Terry LaCore, an executive officer and a director of the Company, (iv) Chris Sharng, Executive Vice President and Chief Financial Officer of the Company, (v) John Cavanaugh, President of MarketVision, and (vi) Robert Hesse, a director of the Company, invested approximately $25,000 and purchased 1,984 units upon the same terms and conditions as the other buyers in the private placement. See “Principal Shareholders – Security Ownership of Certain Beneficial Owners and Management.”

Government Regulations

Government Regulation of Direct Selling Activities

     Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

•	impose cancellation/product return, inventory buy backs and cooling off rights for consumers and distributors;

•	require us or our distributors to register with governmental agencies;

•	impose reporting requirements; and

•	impose upon us requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.

     The laws and regulations governing direct selling are modified from time to time to address concern of regulators. For example, in South Korea new regulations were adopted that, among other things, restrict direct selling marketing companies from imposing certain personal sales quota to obtain or maintain distributorship or favorable compensation rates, modify product return requirements so that product must be returned within a shorter period of time, and require the companies to show sufficient insurance or guarantee to reimburse customers and/or distributors for cancelled or unfilled orders. We have had to make some modifications to our compensation plan and policies in order to be in compliance with all of these rules.

     Based on research conducted in opening our existing markets, the nature and scope of inquiries from government regulatory authorities, and our history of operations in such markets to date, we believe that our methods of distribution are in compliance in all material respects with the laws and regulations relating to direct selling activities of the countries in which we currently operate. Many countries currently still have laws in place that would prohibit us from conducting business in such markets. There can be no assurance that we would be allowed to continue to conduct business in each of our existing markets that we currently service or any new market we may enter in the future.

Regulation of Our Products

     Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous domestic and foreign governmental agencies and authorities, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, state attorneys general and other state regulatory agencies, and similar government agencies in each country in which we operate. For example, in Taiwan, all “medicated” cosmetic and pharmaceutical products require registration. These regulations can limit our ability to import products into new markets and can delay introductions of new products into existing markets as we comply with the registration and approval process for our products.

     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd., the Company’s wholly owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura™ product. The customs agency alleges that Alura™ is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. This allegation prevailed in a Seoul district court ruling in February 2005. In the verdict, the Company was fined and prohibited from marketing Alura™. The Company is evaluating an appeal. See “Note 8 “Legal Matters” in “Commitments and Contingencies” of our Consolidated Financial Statements.

     Some of our products are strictly regulated in certain markets in which we operate. These markets have varied regulations that apply to and distinguish nutritional health supplements from “drugs” or “pharmaceutical products.” For example, the FDA of the United States under the Federal Food, Drug and Cosmetic Act regulates our products. The Federal Food, Drug and Cosmetic Act has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act. The Dietary Supplement Health and Education Act establishes rules for determining whether a product is a dietary supplement. Under this statute, dietary supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to obtain regulatory approval prior to being introduced to the market. None of this limits, however, the FDA’s power to remove an unsafe substance from the market. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we would generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products.

     Most of our existing major markets also regulate product claims and advertising regarding the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. Accordingly, these regulations can limit our ability and that of our distributors to inform consumers of the full benefits of our products. For example, in the United States, we are unable to make any claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. The Dietary Supplement Health and Education Act permits only substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. In addition, all product claims must be substantiated.

Other Regulatory Issues

     As a company incorporated in the United States and operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, various forms of withholding taxes and transfer pricing laws that regulate the flow of funds between our subsidiaries and us for product purchases, management services and contractual obligations such as the payment of distributor commissions.

Product Warranties and Returns

     Lexxus. The Lexxus refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. We have conformed our return policies to local laws or the recommendation of the local direct selling association. In most cases, distributors may return unopened product that is in resalable condition for a partial refund. Lexxus must be notified of the return in writing and such written requests would be considered a termination notice of the distributorship.

     From time to time we alter our return policy in response to special circumstances. For example, in April 2004, an investigative television program was aired in the People’s Republic of China with respect to the operations of the Company’s Hong Kong subsidiary and the Lexxus representative office located in Beijing. The television program made allegations that Lexxus’s Hong Kong operations engaged in fraudulent activities and sold products without proper permits. In order to address the concerns of many independent distributors, Lexxus extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund. See “Recent Developments” in Item 1. In October 2004, this special extended product return policy expired.

     eKaire. eKaire product warranties and refund policies are similar to those of other companies in the industry. If a distributor is not satisfied with the product then he/she can return the product to eKaire for a full refund within ninety (90) days of the first time the product was purchased. A distributor may return or exchange products that are unopened and in resalable condition thirty (30) days after the date of purchase.

Our Industry

     We are engaged in the direct selling industry, selling life-style enhancement products, cosmetics, personal care and nutritional supplements. Direct selling is also referred to as network marketing or multi-level marketing. This type of organizational structure and approach to marketing and sales has proven to be extremely successful for several other direct selling companies, particularly companies selling life-style-enhancement products, cosmetics and nutritional supplements, or selling other types of consumer products, such as Tupperware Corporation and Amway Corp. Generally, direct selling is based upon an organizational structure in which independent distributors of a company’s products are compensated for sales made directly to consumers.

     Distributors are compensated for sales generated by distributors they recruited and all subsequent distributors recruited by their “down-line” network of distributors. The experience of the direct selling industry has been that once a sizeable network of distributors is established, new and alternative products and services can be offered to those distributors for sale to consumers and additional distributors. The successful introduction of new products can dramatically increase sales and profits for both distributors and the direct selling marketing organization.

     According to information contained on the Direct Selling Association’s website, direct selling is one of the fastest growing segments for the distribution of products on a worldwide basis. The Direct Selling Association reports that approximately 50 million individuals are now involved in direct selling worldwide, and that those involved in direct selling generate approximately $93 billion in annual sales around the world. In the United States, the direct selling channel has generated sales of approximately $29.6 billion of goods and services in 2003, making the United States the largest direct selling market in the world.

Top Direct Selling Markets Worldwide

				Num. Of
		Number of	Population (000s)	Distrib./1000	Revenue Per
Market	Revenue ($MM)	Distributors (000s)	FY2002	Population	Distributor

USA	$29,550	13,300	287,676	46	$2,222
Japan	24,500	2,000	127,066	16	$12,250
Korea	4,620	3,050	47,963	64	$1,515
China	4,230	n.a.	1,279,161	n.a.	n.a.
Mexico	3,106	1,820	103,400	18	$1,707
UK	3,092	542	59,912	9	$5,702
France	2,884	300	59,925	5	$9,613
Brazil	2,815	1,201	179,914	7	$2,345
Germany	2,615	213	82,351	3	$12,289
Italy	2,353	260	57,927	4	$9,050
Taiwan	1,255	3,200	22,454	143	$392
Australia	1,155	650	19,547	33	$1,777
Malaysia	1,030	3,000	22,662	132	$343
Canada	950	898	31,902	28	$1,057
Russia	896	1,611	144,979	11	$556
Thailand	800	4,000	63,645	63	$200

Top 16	85,851	36,045	2,590,484	14	$2,382
Other	6,872	12,937	3,637,910	4	$531

World	$92,723	48,982	6,228,394	8	$1,893

Source: World Federation of Direct Selling Associations

Competition

     We compete with a significant number of other retailers that are engaged in similar lines of business, including sellers of health-related products and other direct sellers such as Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., Mannatech, Inc., Reliv’ International, Inc, and Herbalife, Ltd.. Many of the competitors have greater name recognition and financial resources than us as well as many more distributors. Two of the most well known and established of direct sellers are Mary Kay, Inc. and Amway Corp., each with over three million distributors worldwide. The direct selling channel tends to sell products at a higher price compared to traditional retailers, which poses a degree of competitive risk. There is no assurance that we would continue to compete effectively against retail stores, internet based retailers or other direct sellers.

Forward-looking Statements

     Certain statements contained in this prospectus constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this prospectus, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this prospectus, the words “believe,” “anticipate,” “intend”, “estimate,” “expect,” “project”, “could”, “would”, “may”, “plan”, “predict”, “pursue”, “continue”, “feel” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

     We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Risk Factors, and elsewhere in this prospectus. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the date of this prospectus and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this prospectus. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	our relationship with our distributors;

•	our need to continually recruit new distributors;

•	our internal controls and accounting methods may require further modification;

•	regulatory matters governing our products and network marketing system;

•	our relationship with our majority owned subsidiary operating in Russia;

•	our ability to recruit and maintain key management,

•	adverse publicity associated with our products or direct selling organizations;

•	product liability claims;

•	our reliance on outside manufacturers;

•	risks associated with operating internationally, including foreign exchange risks;

•	product concentration;

•	dependence on increased penetration of existing markets;

•	the competitive nature of our business; and

•	our ability to generate sufficient cash to operate and expand our business.

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

Risk Factors

     Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to the other information contained in this Form 10-K before deciding whether to invest in our shares of common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our shares of common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Other risks, including those that we do not currently consider material or may not currently anticipate, may impair our business.

Risks Related to Our Business

Our Failure To Maintain and Expand Our Distributor Relationships Could Adversely Affect Our Business.

     We distribute our products through independent distributors, and we depend upon them directly for all of our sales. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors. Our direct selling organization is headed by a relatively small number of key distributors. The loss of a significant number of distributors, including any key distributors, could materially and adversely affect sales of our products and could impair our ability to attract new distributors. Moreover, the replacement of distributors could be difficult because, in our efforts to attract and retain distributors, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries. Our distributors may terminate their services with us at any time and, in fact, like most direct selling organizations, we have a high rate of attrition.

If The Number Or Productivity Of Independent Distributors Does Not Increase, Our Revenue Could Not Increase.

     To increase revenue, we must increase the number and/or the productivity of our distributors. We can provide no assurances that distributor numbers could increase or remain constant or that their productivity could increase. We experienced an 81% increase in active Lexxus distributors during 2004, following a 39% increase in active distributors in 2003 compared to the prior years. See table on Page 4. The number of active distributors may not increase and could decline in the future. Distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among distributors from year to year. We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.

Because Our Hong Kong Operations Account For A Majority Of Our Business, Any Adverse Changes In Our Business Operations In Hong Kong Would Harm Our Business.

     In 2003 and 2004, approximately 49% and 56% of our revenue, respectively, was generated in Hong Kong. Various factors could harm our business in Hong Kong, such as worsening economic conditions or other events that are out of our control. For example, on April 12, 2004, an investigative television program was aired in the People’s Republic of China with respect to the operations of the Company’s Hong Kong subsidiary and the Lexxus representative office located in Beijing. The television program alleged that Lexxus’s Hong Kong operations engaged in fraudulent activities and sold products without proper permits. Due to the adverse publicity caused by the airing of the television program, revenues from Hong Kong declined significantly. See “Recent Developments”. Our financial results could be harmed if our products, business opportunity or planned growth initiatives fail to retain and generate continued interest and enthusiasm among our distributors and consumers in this market.

Our Plan to Expand Operations In China May Result In More Governmental Scrutiny, And Our Business In Hong Kong May Be Harmed By The Results Of Such Scrutiny.

     The Chinese government banned direct selling activities in China in 1998. The government has rigorously monitored and enforced this ban. In the past, the government has taken significant actions against companies that the government found engaging in violation of applicable law. Governmental actions included shutting down their businesses and arresting alleged perpetrators. Consequently, a few of our direct selling peer companies have modified their business models and started selling to Chinese consumers through owned, leased or franchised retail outlets. We have not implemented our direct sales model in China. We intend to follow the path of some of our competitors and implement a business model that utilizes retail stores and an employee sales force that we believe will comply with applicable regulations.

     Some of our Hong Kong distributors have engaged in activities that violated our policies in this market and resulted in some regulatory concern and some adverse publicity such as the negative television documentary aired on April 12, 2004. Reviews and investigations by government regulators could restrict our ability to conduct business.

     Although we would attempt to work closely with both national and local governmental agencies in implementing our plans, our efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling direct selling and any subjective interpretation of laws. Any determination that our operations or activities, or the activities of our employee sales representatives or distributors living outside of China, are not in compliance with applicable regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our future ability to open new stores or expand into new locations, substantially diminishing our ability to retain existing sales representatives and attract new sales representatives, changes to our business model, the termination of required licenses to conduct business, or other actions, all of which would harm our business.

If China Fails To Adopt New Direct Selling Regulations, Or If These Regulations Are Not Favorable To Us, Our Future Growth Could Be Harmed.

     The Chinese government has published a draft of the new direct selling regulations. None of these regulations have been adopted and there can be no assurance that these regulations will be adopted or, if adopted, that they will benefit our company. While we intend to apply for a direct selling license under any newly adopted regulations, there can be no assurance that a license will be granted. Although we currently do not operate a direct selling business in China, our future growth could be harmed if the regulations are not adopted or are unfavorable, or if we are unable to obtain a license for direct selling under these regulations.

Intellectual Property Rights Are Difficult To Enforce In China.

     Chinese commercial law is relatively undeveloped compared to most other major markets, and, as a result, we may have limited legal recourse in the event we encounter significant difficulties with patent or trademark infringers. Limited protection of intellectual property is available under Chinese law, and the local manufacturing of our products may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise obtain or use our product formulations. As a result, we cannot assure you that we would be able to adequately protect our product formulations.

Our Continued Influence Over Our KGC Networks Subsidiary And Its Success Depends In Large Part On A Good Working Relationship With The Minority Shareholder.

     The Company owns 51% of the outstanding capital stock of KGC and has the right to appoint a majority of the Board of Directors of KGC. In 2004, KGC accounted for 22% of our total revenue, compared to 21% in 2003. We have limited influence over KGC’s day-to-day operations, which are actively managed by a European private investor that owns 49% of the outstanding capital stock of KGC, and Septuor. We work with the management of KGC and Septuor on supply chain management, cash flow management, product development and financial reporting. But our influence over KGC is not as much as that over our other subsidiaries. There can be no assurance that this subsidiary will continue to grow under the current ownership structure. There is also no guarantee that the interests of the minority shareholder will always be aligned with our interests. Deterioration in our relationship with the minority shareholder or Septuor, or a failure to work cooperatively by either party, could result in a slow-down of the business growth, disruption in timely financial reporting, or other business problems that could materially harm our business.

As We Continue To Expand Into Foreign Markets Our Business Becomes Increasingly Subject To Political and Economic Risks. Changes In These Markets Could Adversely Affect Our Business.

     We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, there can be no assurance that we would be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets would be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market.

     Also, it is difficult to assess the extent to which our products and sales techniques would be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we would be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that we would be able to obtain and retain necessary permits and approvals.

     In many markets, other direct selling companies already have significant market penetration, the effect of which could be to desensitize the local distributor population to a new opportunity, or to make it more difficult for us to recruit qualified distributors. There can be no assurance that, even if we are able to commence operations in foreign countries, there would be a sufficiently large population of potential distributors inclined to participate in a direct selling system offered by us. We believe our future success could depend in part on our ability to seamlessly integrate our business methods, including distributor compensation plan, across all markets in which our products are sold. There can be no assurance that we would be able to further develop and maintain a seamless compensation program.

An Increase In The Amount Of Compensation Paid To Distributors Would Reduce Profitability.

     A significant expense is the payment of compensation to our distributors. We paid approximately 46% and 44% in 2002 and 2003, of our net revenues as compensation to our distributors. In 2004, we paid approximately 51% of our net revenues as compensation to our distributors. The increase is due to the growth of the distributor network, an elevated level of promotions, and the Company’s decision of not seeking recovery of commissions paid on returned products in Hong Kong during the second quarter of 2004. We compensate our distributors by paying commissions, bonuses, and certain awards and prizes. We closely monitor the amount of compensation to distributors paid as a percentage of net sales and may need to adjust our compensation plan to prevent distributor compensation from having a significant adverse effect on earnings. There can be no assurance that these changes or future changes to our compensation plan or product pricing would be successful in maintaining the level of distributor compensation expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated distributors. An increase in compensation payments to distributors as a percentage of net sales will reduce our profitability. See “Working with Distributors – Compensation Plans.”

We May be Required to Change the Name of our Lexxus Subsidiaries, Internet Sites and Certain Products.

     On November 1, 2004, Toyota Motor Sales, U.S.A. filed a lawsuit against the Company and Lexxus alleging that our use of the name Lexxus dilutes and infringes upon Toyota’s Lexus trademark. Toyota wants to enjoin the Company and Lexxus from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com Internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. See “Legal Proceedings”. If the Company is unsuccessful in defending this action, the Company may be required to change the name of some or all of its Lexxus subsidiaries, and certain product and website domain names which could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company. Further, even if the Company is successful in defeating all or some of Toyota’s claims, legal costs and expenses incurred by the Company could be substantial.

We Do Not Have Product Liability Insurance And Product Liability Claims Could Hurt Our Business.

     Currently, we do not have product liability insurance, although the insurance carried by our suppliers may cover certain product liability claims against us. Nevertheless, we do not conduct or sponsor clinical studies of our products. As a marketer of nutraceuticals, cosmetics and other products that are ingested by consumers or applied to their bodies, we may become subjected to various product liability claims, including that:

•	our products contain contaminants;

•	our products include inadequate instructions as to their uses; or

•	our products include inadequate warnings concerning side effects and interactions with other substances.

     Especially since we do not have direct product liability insurance, it is possible that product liability claims and the resulting adverse publicity could negatively affect our business. In November 2004, Dorothy Porter filed a complaint against the Company for strict liability, breach of warranty and negligence in the U.S. District Court for the Southern District of Illinois, alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceuticals, Inc., a former subsidiary of the Company. See “Legal Proceedings”.

     If our suppliers’ product liability insurance fails to cover product liability claims or other product liability claims, or any product liability claims exceeds the amount of coverage provided by such policies or if we are unsuccessful in any third party claim against the manufacturer or if we are unsuccessful in collecting any judgment that may be recovered by the Company against the manufacturer, we could be required to pay substantial monetary damages which could materially harm our business, financial condition and results of operations. As a result, we may become required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.

Our Internal Controls and Accounting Methods May Require Further Modification.

     The Company modified certain of its accounting policies and made other adjustments to our accounting for past transactions, which resulted in the restatement of the Company’s financial statements for each quarter in 2001, 2002, and 2003, for the years ended December 31, 2001, 2002, and 2003, as well as the first quarter in 2004. In connection with the restatement of our financial statements, the Company has been informed by its independent auditors that many of the restatement items are the result of material weaknesses in the Company’s internal controls and procedures. The Company has implemented new controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance on a timely basis in the foreseeable future. If we are unable to implement these additional controls and procedures, we may not be able to report our financial performance on a timely basis and our business and stock price would be adversely affected. See Item 9A.

Non-Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Materially Adversely Affect Us.

     The Securities Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which would require us to include in our annual reports on Form 10-K, beginning in fiscal 2005, an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of such internal controls over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act, if our independent auditors are not satisfied with the adequacy of our internal controls over financial reporting, or if the independent auditors interpret the requirements, rules and/or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock.

We Rely On And Are Subject To Risks Associated With Our Reliance Upon Information Technology Systems.

     Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected to facilitate order entry and customer billing, maintain distributor records, accurately track purchases and distributor compensation payments, manage accounting operations, generate reports, and provide customer service and technical support. Although we acquired MarketVision—our software service provider—during the first half of 2004, in part, to gain greater control over its operations, any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

Our Lexxus Subsidiaries Have a Limited Operating History Which May Not be Indicative of Future Performance.

     Although our Lexxus subsidiaries accounted for approximately 99% of our consolidated net revenues during fiscal 2004, it has been operating only since January 2001. Therefore, Lexxus is still in the early stage of its development.

     Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving international markets. If we are unable to effectively allocate our resources and help grow our Lexxus subsidiaries, our stock price may be adversely affected and we may be unable to execute our strategy of expanding our network of independent distributors. Our business depends upon the performance of our Lexxus subsidiaries and, due to its relatively short operating history, past performance may not be indicative of future results.

     Our success has been, and could continue to be, significantly dependent on our ability to manage rapid growth through expansions and enhancements of our worldwide personnel and management, order processing and fulfillment, inventory and shipping systems, financial reporting and other aspects of operations. As we continue to expand our operations, the ability to manage this growth could represent an increasing challenge and our failure to properly manage this growth may materially and adversely affect our results of operation.

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

Product Regulations

     The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of certain of our products are subject to extensive regulation by various federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission and the United States Department of Agriculture and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by our distributors or us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in significant loss of sales revenues.

Product Claims, Advertising and Distributor Activities

     Our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors for which we may be held responsible, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products. Distributor activities in our existing markets that violate applicable governmental laws or regulations could result in governmental or private actions against us in markets where we operate. Given the size of our distributor force, we cannot assure that our distributors would comply with applicable legal requirements.

Direct Selling System

     Our direct selling system is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to direct selling organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within the organizations is based on sales of the organizations’ products rather than investments in the organizations or other non-retail sales related criteria. We are subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations.

The failure of our direct selling system to comply with such regulations could have a material adverse effect on our business in a particular market or in general.

     We are also subject to the risk of private party challenges to the legality of our direct selling system. The regulatory requirements concerning direct selling systems do not include “bright line” rules and are inherently fact-based. An adverse judicial determination with respect to our direct selling system, or in proceedings not involving us directly but which challenge the legality of other direct selling marketing systems, could have a material adverse effect on our business.

Transfer Pricing and Similar Regulations

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

     Our principal domicile is the United States. Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes paid abroad. As our operations expand outside the United States, taxes paid to foreign taxing authorities may exceed the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations.

     We have adopted transfer pricing agreements with our subsidiaries to regulate intercompany transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of distributor compensation. We have begun the initial steps of implementing a foreign holding and operating company structure for our non-United States businesses. This new structure is expected to re-organize our non-United States subsidiaries in the Cayman Islands. Though our goal is to improve the overall tax rate, there is no assurance that the new tax structure could be successful. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements, plans, or arrangements, or require changes in our transfer pricing practices, we could be required to pay higher taxes, interest and penalties, and our earnings would be adversely affected.

     We believe that we operate in compliance with all applicable transfer pricing laws and we intend to continue to operate in compliance with such laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws would not be modified, which, as a result, may require changes in our operating procedures.

Taxation Relating To Distributors

     Our distributors are subject to taxation, and in some instances legislation or governmental agencies impose an obligation on us to collect the taxes, such as value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors.

Other Regulations

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

Currency Exchange Rate Fluctuations Could Lower Our Revenue And Net Income.

     In 2004, approximately 87% of our revenue was recorded in markets outside the United States. However, that figure does not accurately reflect our foreign currency exposure mainly because the Hong Kong dollar is pegged to the U.S. dollar. Our European business, KGC, sold products in U.S. dollars and paid distributors commissions in U.S. dollars, until the fourth quarter of 2004, when KGC switched to euro for both selling products and paying commissions. We also purchase all inventories in U.S. dollars. Therefore, our currency exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar and Australia dollar, representing approximately 10% of our revenue in the first nine months of 2004 before KGC switched to euro from U.S. dollar, was relatively insignificant, compared to our overall geographic reach. In the fourth quarter of 2004, with KGC doing business in euro, approximately 27% of our net revenue was generated in functional currencies in or pegged to U.S. dollar.

     Our exposure to foreign currency fluctuation is expected to increase, as KGC switched to euro from U.S. dollar, and the Company opens for business in Japan and Mexico. In the fourth quarter of 2004, with KGC doing business in euro, approximately 27% of our net revenue was generated in functional currencies not denominated in or pegged to U.S. dollar. In preparing our consolidated financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using the average exchange rates for the period. The effect of the translation of the Company’s foreign operations is included in accumulated other comprehensive income within stockholders’ equity and do not impact the statement of operations.

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

Although Our Distributors Are Independent Contractors, Improper Distributor Actions That Violate Laws Or Regulations Could Harm Our Business.

     Distributor activities that violate governmental laws or regulations could result in governmental actions against us in markets where we operate. Our distributors are not employees and act independently of us. Some of our distributors may be doing business in countries without proper registration or authority to do so. We implement strict policies and procedures to ensure our distributors comply with applicable legal requirements. However, given the size and diversity of our distributor force, we experience problems with distributors from time to time, especially with respect to our distributors in foreign markets. Distributors often desire to enter a market before we have received approval to do business to gain an advantage in the marketplace. Improper distributor activity in new geographic markets could result in adverse publicity and can be particularly harmful to our ability to ultimately enter these markets. See “Recent Development” in Item 1 regarding events in April 2004 in Hong Kong”.

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

System Failures Could Harm Our Business.

     Because of our diverse geographic operations and our internationally applicable distributor compensation plans, our business is highly dependent on efficiently functioning information technology systems provided by MarketVision (for Lexxus) and Septuor (for KGC). The MarketVision and Septuor systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures, computer viruses and worms, software defects and other events. They are also subject to break-ins, sabotage, acts of vandalism and similar misconduct. Despite precautions implemented by the staff of MarketVision, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

Three Of Our Products Constitute A Significant Portion Of Our Sales.

     Our Skindulgence®, Alura™ and Premium Noni Juice™ products constitute a significant portion of our sales. If demand for either of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products, or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations could be materially and adversely effected.

We Do Not Manufacture Our Own Products So We Must Rely On Independent Third Parties For The Manufacturing And Supply Of Our Products.

     All of our products are manufactured by independent third parties. There is no assurance that our current manufacturers will continue to reliably supply products to us at the level of quality we require. In the event any of our third-party manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we will be able to obtain alternative manufacturing sources or be able to do so on a timely basis. An extended interruption in the supply of our products will result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

The High Level Of Competition In Our Industry Could Adversely Affect Our Business.

     The business of marketing personal care, cosmetic, nutraceutical, and lifestyle enhancement products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Sales of similar products by competitors may materially and adversely affect our business, financial condition and results of operations.

     We are subject to significant competition for the recruitment of distributors from other direct selling organizations, including those that market similar products. Many of our competitors are substantially larger than we are, offer a wider array of products, have far greater financial resources and many more active distributors than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan and other incentives. We believe that our compensation and incentive programs provide our distributors with significant earning potential. However, we cannot be sure that our programs for recruitment and retention of distributors would be successful.

Terrorist Attacks, Acts Of War, Epidemics Or Other Communicable Diseases Or Any Other Natural Disasters May Seriously Harm Our Business.

     Terrorist attacks, or acts of war or natural disasters may cause damage or disruption to our Company, our employees, our facilities and our customers, which could impact our revenues, expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, such as the Chinese objection to the Taiwan independence movement and its resultant tension in the Taiwan Strait, could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict. Additionally, natural disasters less severe than the Indian Ocean tsunami that occurred in December 2004 may adversely affect our business, financial condition and results of operations.

Loss Of Key Personnel Could Adversely Affect Our Business.

     Our future success depends to a significant degree on the skills, experience and efforts of Mark D. Woodburn, our President, and Terry A. LaCore, Chief Executive Officer of Lexxus U.S. The loss of the services of either Mr. Woodburn or Mr. LaCore could have a material adverse effect on our business, results of operations and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers and other members of senior management could have a material adverse effect on our business, results of operations and financial condition.

We May Be Unable To Protect Our Proprietary Technology Rights.

     Our success depends to a significant degree upon the protection of our MarketVision software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Moreover, the laws of some countries in which we market our products may afford little or no effective protection of our proprietary technology. The reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

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

Our Common Stock Is Particularly Subject To Volatility Because Of The Industry That We Are In.

     The market prices of securities of direct selling companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock.

Substantial Dilution May Occur From The Exercise of Outstanding Options or Warrants

     As of March 11, 2005, the Company had outstanding (i) options to purchase an aggregate of 1,674,124 shares of our common stock at exercise prices between $1.00 and $18.11, and (ii) warrants outstanding from the October 2004 private placement of units exercisable for 1,369,704 shares of our common stock of at an exercise price equal to $12.47 per share. In the event that these options and warrants are exercised, and the shares issued upon such exercise are sold, the market price of our shares of common stock could decline. In addition, holders of such options and warrants are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable to the Company than those provided by the options and warrants. Further, while our options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital.

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

There is No Assurance That an Active Public Trading Market Would Continue.

     There was an extremely limited public trading market for our common stock. Commencing in the fourth quarter of 2003, a more active trading market for our shares developed and the price of our shares of common stock increased considerably. The Company’s common stock was listed on the OTC Bulletin Board and commencing on February 22, 2005 began trading on The NASDAQ National Market under the ticker symbol “BHIP”. There can be no assurance that an active public trading market for our common stock will be sustained. If for any reason an active public trading market does not continue, purchasers of the shares of our common stock may have difficulty in selling their securities should they desire to do so and the price of our common stock may decline.

If Securities Analysts Do Not Publish Research Or Reports About Our Business Or If They Downgrade Our Stock, The Price Of Our Stock Could Decline.

     The trading market for our shares of common stock could rely in part on the research and reporting that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock, the price of our stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 2. PROPERTIES

     The Company currently has leased office and warehouse facilities in the following locations:

•	Dallas, Texas: approximately 16,000 square feet of office and warehouse space. Rent is currently approximately $155,000 per year. The Company also has rented a second warehouse of approximately 21,000 square feet in Dallas for approximately $8,000 per month. Both leases expire on September 30, 2005. The Company anticipates relocating by September 2005 to a new location in the Dallas/Fort Worth Metroplex area. The warehouses in the Dallas area are mostly storing products that are bound for the international markets.

•	Hollister, Missouri: approximately 1,500 square feet of warehouse space. See “Related Party Transactions” in Item 8. The lease term is on a month-to-month basis at a rent of $18,000 per year. This facility picks and packs products for individual fulfillment for the Lexxus U.S. business.

•	Minneapolis, Minnesota: for MarketVision’s office cubicles and server racks, rented on a month-to-month basis for $1,600 a month. We are looking for more space in the same area.

•	Langley, British Columbia: office and warehouse leased in totaling approximately 5,000 square feet. The lease term is 36 months, expiring on January 2007 and the current rent is approximately $22,000 per year. This facility services the Kaire business for North America as well as the Lexxus business in Canada.

•	Queensland, Australia: office space and warehouse facilities for the Australian and New Zealand markets in approximately 2,000 square feet. The lease term is 46 months, expiring in October 2008, and the current rent is approximately $16,500 per year.

•	Hong Kong: two leases, expiring in July 2005, combined for approximately 8,500 square feet of office space in the same building at a current rate of approximately $286,000 per year. The Company is evaluating plans to expand the current location as well as looking for more office space near its current location.

•	Kaohsiung Taiwan: approximately 10,000 square feet of office space at a current rate of approximately $59,000 per year. This lease expires August 2005. The Company is evaluating whether to continue its presence in this location. The Company leases a 1,700-square-foot apartment for visiting expatriates at approximately $11,000 a year. The apartment lease expired January 2005.

•	Taipei, Taiwan: a 36-month agreement expiring March 2005 for approximately 4,600 square feet of office space at a current rate of approximately $92,000 per year. The Company is assessing its office needs in Taipei for a possible change.

•	Singapore: a 24-month agreement through January 2007 for 1,500 square feet of office space at a current rate of approximately $31,000 per year.

•	Seoul, South Korea: a 12-month agreement through May 2005 for approximately 4,100 square feet of office space at a current rate of approximately $270,000 per year. The Company also leases an apartment for its expatriate and his family at approximately $44,000 a year.

•	Mexico City, Mexico: a 60-month agreement through December 2009 for approximately 2,700 square feet of office space at a current rate of approximately $96,000 per year.

Item 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings incidental to the course of its business. Except for the following matters, the Company is not subject to any material claims or proceedings.

     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd., the Company’s wholly owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura™ product. The customs agency alleges that Alura™ is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. During recent and ongoing hearings, LXK presented evidence that it imported the Alura™ product as a cosmetic in reliance on the expertise and advise of its South Korean import consultant, that it followed all normal processes and procedures for obtaining the requisite approval, and that it was correct in categorizing Alura™ as a cosmetic because its ingredients are all accepted in South Korea as ingredients of a cosmetic product and not a pharmaceutical product, and therefore, LXK should be permitted to sell and distribute Alura™ in South Korea. On February 18, 2005, the Seoul Central District Court issued a ruling against LXK and fined it a total of approximately $200,000. LXK also incurred approximately $40,000 related cost as a result of the judgment. The Company is currently evaluating whether to appeal the ruling and recorded a reserve of $240,000 as part of its 2004 financial statements. The failure to sell Alura™ in South Korea is not anticipated to have a material adverse effect on the financial condition, results of operations, cash-flow or business prospects of LXK.

     On or around March 31, 2004, Lexxus U.S. received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. After Mr. Loghry threatened to commence suit against Lexxus U.S. and the Company in Nebraska, on May 13, 2004, Lexxus U.S. and the Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus U.S. or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus U.S. asserting his previously articulated claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus U.S., including against Terry LaCore and Mark Woodburn for fraud, LaCore, Woodburn, and a certain Lexxus distributor for conspiracy to commit the same and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Discovery is ongoing and the Company intends to vigorously defend itself in this case.

     On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. filed a complaint against the Company and

Lexxus U.S. in United States District Court for the Central District of California (CV04-9028). The complaint alleges trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. Toyota seeks to enjoin the Company and Lexxus U.S. from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com Internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. The Company filed a motion to dismiss all counts in the complaint, which was denied by the court. The Company intends to vigorously defend this action. In the event that the Company is unsuccessful in defending this action, the Company may be required to change the name of some or all of its Lexxus subsidiaries and domain names which could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company. Toyota is not seeking monetary damages in this matter, other than reimbursement of legal fees and expenses.

     On November 12, 2004, Dorothy Porter filed a complaint against the Company in the United States District Court for the Southern District of Illinois alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceuticals, Inc., a former subsidiary of the Company, and, thereafter, eKaire. Ms. Porter has sued the Company for strict liability, breach of warranty and negligence. The Company intends to defend this case vigorously and on December 27, 2004 filed an answer denying the allegations contained in the complaint. Recently, the plaintiff demanded $2 million in damages to settle the case. On March 7, 2005, a Notice of Tag-Along Action was filed by Ms. Porter with the Judicial Panel on Multidistrict Litigation. It is anticipated that this case will be place on the next Conditional Transfer Order and, ultimately, transferred to the consolidated Ephedra Products Liability proceedings in the United States District Court for the Southern District of New York. The Company does not believe that the plaintiff can demonstrate that its products caused the alleged injury and intends to vigorously defend this action.

     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between De la Mora and Villarreal and Nature’s Sunshine. Upon request by Nature’s Sunshine, the state court entered a temporary restraining order against De la Mora and Villarreal on January 14, 2005 restraining them from violating the non-compete, non-solicitation and confidentiality provisions of the agreements, including continuing their employment with the Company, and restrained the Company from interfering with the agreements alleged by Nature’s Sunshine to exist with De la Mora and Villarreal. On January 17, 2005, the Company removed the case from Utah state court to the United States District Court for the Northern District of Utah. The restraining order expired on its own terms and on January 20, 2005 the federal judge declined to extend the restraining order entered in state court. On January 21, 2005, the Company, De la Mora, Villarreal, and Nature’s Sunshine entered into a stipulation and agreed order restraining De la Mora and Villarreal from using or disclosing any confidential information of Nature’s Sunshine, restraining the Company from attempting to obtain any confidential information of Nature’s Sunshine, and restraining all parties from soliciting Nature’s Sunshine employees and distributors. De la Mora and Villarreal were not restrained from their continued employment with the Company, however, Nature’s Sunshine may seek such restraint at any future point in the litigation, whether in federal court or, if the federal court remands the case to state court as Nature’s Sunshine has requested, by the state court. On January 19, 2005, Nature’s Sunshine requested the federal court to remand the case to state court on the basis on alleged lack of federal court jurisdiction. On February 17, 2005, the federal court denied Nature Sunshine’s motion to remand. On March 15, 2005, Nature’s Sunshine filed an Amended Complaint against De la Mora and Villarreal and purportedly the Company’s Mexican subsidiary, although not properly named. The previously asserted claims against the Company and Lexxus U.S. were dropped by Nature’s Sunshine. The Company intends to vigorously defend this case on its own behalf, to the extent the Company remains a party, and on behalf of De la Mora and Villarreal. If the Company or De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to change its Mexico management team, at least during the unexpired term of any enforceable non-compete period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In March 2003, in order to enhance the price of our common stock and to enable us to better use our capital stock to compensate management and motivate employees, and as consideration for future acquisition transactions, our stockholders approved and we effected a 1-for-100 reverse stock split with respect to our outstanding shares of common stock. As a result, on March 19, 2003, the number of outstanding shares of common stock declined from 462,873,100 to 4,628,731 and the closing price per share increased from $0.01 on March 18, 2003 to $1.50 on March 19, 2003, as reported on the NASD over-the-counter bulletin board. In addition, the trading symbol for the shares of our Common Stock changed from “NHTC” to “NHLC.OB”. All share references in this prospectus give effect to the reverse stock split.

     Since February 22, 2005, our common stock has been quoted on The NASDAQ National Market, under the symbol, “BHIP”.

     The following table sets forth the range of high and low bid quotations for our common stock from January 1, 2003 through December 31, 2004, and for each of the quarterly periods indicated as reported on the NASD over-the-counter bulletin board. Bid quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

	HIGH	LOW
2003:
First quarter	$2.30	$0.99
Second quarter	$6.30	$1.60
Third quarter	$11.40	$5.63
Fourth quarter	$11.10	$4.80

2004:
First quarter	$21.10	$10.80
Second quarter	$25.75	$11.40
Third quarter	$18.60	$11.99
Fourth Quarter	$12.70	$9.15

     As of March 24, 2005, the closing price of our common stock was $13.70 per share. As of December 31, 2004, we had approximately 440 record holders of our common stock. We estimate that as of such date there were more than 2,500 beneficial holders of our common stock.

DIVIDEND POLICY

     We have never paid or declared any cash dividend on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay dividends in the near future. Payment of future dividends, if any, will be at the direction of our Board of Directors.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 with respect to the Company’s common stock that may be issued under its existing equity compensation plans. The table shows the number of securities to be issued under compensation plans that have been approved by shareholders and those that have not been so approved. The footnotes and other information following the table are intended to provide additional detail on the compensation plans.

Equity Compensation Plan Information

			(b)	(c)
			Weighted-	Number of securities
	(a)		average	remaining available for
	Number of securities		exercise price	future
	to be issued upon		of outstanding	issuance under equity
	exercise of		options,	compensation plans
	outstanding options,		warrants and	(excluding securities
Plan category	warrants and rights		rights	reflected in column (a))
Equity compensation plans or arrangements approved by security holders	344,124	(1)	$17.44	880,876	(2)

Equity compensation plans or arrangements not approved by security holders	1,331,419	(3)	$1.20	—

Total	1,675,543		$4.54	880,876

(1)	Includes shares of options issued to three employees: John Cavanaugh (253,580), Jason Landry (56,420) and Chris Sharng (34,124). See “Acquisitions” in regards to Mr. Cavanaugh and Mr. Landry.

(2)	Includes 1,225,000 shares of common stock reserved under our 2002 Stock Option Plan, as amended, which was approved by our shareholders in May 2003, offset by 344,124 shares of options issued to the three employees.

(3)	Includes (i) options exercisable for 570,000 shares of common stock issued to the LaCore and Woodburn Partnership, (ii) options exercisable for 570,000 shares of common stock issued to Mr. LaCore, (iii) options exercisable for 30,000 shares of common stock issued to Benchmark Consulting Group (which was subsequently assigned to the LaCore and Woodburn Partnership), (iv) options exercisable for 30,000 shares of common stock issued to Mr. LaCore, (v) options exercisable for 125,000 shares of common stock issued to certain members of the Company’s board of directors, (vi) warrants exercisable for 1,419 shares of common stock issued as Series J Warrant on March 3, 2000 exercisable at $141.00 per share through March 31, 2005, (vii) options exercisable for 5,000 shares of common stock issued to an unrelated party on April 9, 2003 exercisable at $1.80 per share through April 9, 2006.

Item 6. SELECTED FINANCIAL DATA

The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2000	2001	2002	2003	2004
				As Restated
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Net sales	$8,320	$22,989	$36,968	$62,576	$133,225
Gross profit	5,910	17,691	29,216	48,900	103,904
Distributor commissions	3,682	12,449	16,834	27,555	68,759
Selling, general and administrative expenses	5,777	5,187	10,710	15,770	33,102
Income (loss) from operations	(12,552)	(65)	238	5,575	2,223
Net income (loss)	(10,669)	466	2,139	4,728	1,241

Diluted income (loss) from continuing operations per share[1]:	$(146.83)	$(0.98)	$(0.11)	$0.83	$0.18
Diluted weighted-average number of shares outstanding[1]:	96	1,342	3,118	5,688	6,822

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$108	$324	$3,864	$11,133	$22,324
Working capital	(5,865)	(4,858)	(1,187)	2,889	17,519
Total assets	591	3,075	10,319	20,340	62,105
Total debt	679	1,021	684	199	818
Total stockholders’ equity (deficit)	(5,737)	(4,370)	(398)	4,824	37,029

[1]	All share and earnings per share data gives effect to a 1-for-100 reverse stock split, which took effect in March 2003.

Item 7. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     Natural Health Trends Corp. (the “Company”) is an international direct selling organization. We control subsidiaries that distribute products through two separate direct selling businesses that promote health, wellness and vitality. Lexxus International, Inc., our wholly-owned subsidiary (“Lexxus U.S.”), and other Lexxus subsidiaries (collectively, “Lexxus”), sell certain cosmetic products, consumer as well as “quality of life” products, which accounted for approximately 99% percent of our consolidated net revenues in 2004. eKaire.com, Inc. (“eKaire”), our wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness.

     Lexxus commenced operations in January 2001 and has experienced tremendous revenue growth, as we are currently conducting business in at least 30 countries through approximately 130,000 active distributors as of December 31, 2004. (We consider a distributor “active” if they have placed at least one product order with us during the preceding year). The Lexxus business includes KGC Networks Pte. Ltd. (“KGC”), a Singapore company owned 51% by the Company and 49% by a European private investor. KGC sells Lexxus products into a separate network with distributors primarily in Russia and other Eastern European countries. eKaire has been in business since 2000 and is operating in four countries through approximately 3,600 active distributors.

     We have experienced significant revenue growth over the last few years due in part to our efforts to expand into new markets. We intend to pursue additional foreign markets in 2005. We anticipate commencing revenue generation in Mexico (in the second quarter of 2005) and Japan (in the fourth quarter of 2005). We plan to start opening retail stores in China during 2005.

     In 2004, we generated approximately 87% of our revenue from outside North America, with sales in Hong Kong representing approximately 56% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

Income Statement Presentation

     The Company derives its revenue from sales of its products, sales of its enrollment packages, and from shipping charges. Substantially all of its product sales are to independent distributors at published wholesale prices. We translate revenue from each market’s local currency into U.S. dollars using average rates of exchange during the period. The following table sets forth revenue by market and product line for the time periods indicated (in thousands).

	Year Ended December 31,
	2002	2003	2004

North America	$11,239	$8,779	$15,631
Hong Kong	6,067	30,763	74,293
Taiwan	5,579	3,097	3,261
Southeast Asia	556	1,570	1,786
Eastern Europe	8,999	13,157	30,248
South Korea	—	2,492	5,524
Australia/New Zealand	876	226	623
Other	171	175	41

Total Lexxus	33,487	60,259	131,407

North America	2,213	1,889	1,283
Australia/New Zealand	1,268	428	535

Total Kaire	3,481	2,317	1,818

	$36,968	$62,576	$133,225

     Cost of sales consist primarily of products purchased from third-party manufacturers, freight cost of shipping products to distributors and import duties for the products, costs of promotional materials sold to the Company’s distributors at or near cost, provisions for slow moving or obsolete inventories and, prior to the closing of the merger with MarketVision Communications Corp. as of March 31, 2004, the amortization of fees charged by the Company’s third party software service provider. Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs. Certain prior year amounts have been re-classified into cost of sales so that the financial statements are comparable between periods.

     Distributor commissions are our most significant expense and are classified as operating expenses. Under our compensation plan, distributors are paid weekly commissions in the distributor’s home country, in their local currency, for product sold by that distributor’s down-line distributor network across all geographic markets. Distributors are not paid commissions on purchases or sales of our products made directly by them. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to do business. Currently, there are two fundamental ways in which our distributors can earn income:

•	Through retail markups on sales of products purchased by distributors at wholesale prices; and

•	Through a series of commissions paid on product purchases made by their down-line distributors.

     Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period.

Sales volume points are essentially based upon a percentage of a product’s wholesale cost. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Distributor commissions are dependent on the sales mix and, for 2004, typically ranged between 42% and 55% of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.

     Selling, general and administrative expenses consist of administrative compensation and benefits, travel, credit card fees and assessments, professional fees, certain occupancy costs, depreciation and amortization, and other corporate administrative expenses. In addition, this category includes selling, marketing, and promotion expenses including costs of distributor conventions which are designed to increase both product awareness and distributor recruitment. Because our various distributor conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.

     Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. We have begun the initial steps of implementing a foreign holding and operating company structure for our non-United States businesses. This new structure is expected to re-organize our non-United States subsidiaries in the Cayman Islands. Though our goal is to improve the overall tax rate, there is no assurance that the new tax structure could be successful. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements, plans, or arrangements, or require changes in our transfer pricing practices, we could be required to pay higher taxes, interest and penalties, and our earnings would be adversely affected.

Critical Accounting Policies

     In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified certain policies that are important to the portrayal of its consolidated financial condition and consolidated results of operations. These policies require the application of significant judgment by the Company’s management.

     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets and goodwill, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above. If circumstances change relating to the various assumptions or other factors used in such estimates the Company could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. The Company’s critical accounting policies at December 31, 2004 include the following:

     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at December 31, 2004 was approximately $13,991,000. Inventory write-downs for years 2002, 2003, and 2004 were not significant.

     Asset Impairment. The Company reviews the book value of its property and equipment and intangible assets whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. The Company’s impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. The Company believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, the Company would have to recognize an impairment loss to the extent the net book value of the asset exceeds its fair value. At December 31, 2004, the net book value of the Company’s property and equipment and intangible assets were approximately $579,000 and $5,474,000, respectively. No such losses were recognized for the years ended December 31, 2003 and 2004.

     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 18% of product sales. Sales returns are approximately 4% and 5% of product sales for the years ended December 31, 2003 and 2004, respectively. The allowance for sales returns was approximately $381 thousand and $1,541 thousand at December 31, 2003 and 2004, respectively. No material changes in estimates have been recognized for the years ended December 31, 2003 and 2004.

     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $4.3 million and $4.8 million at December 31, 2003 and 2004, respectively.

     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. Prior to the acquisition of MarketVision Communications Corp. (“MarketVision”) on March 31, 2004, the Company paid MarketVision a fixed amount in exchange for MarketVision creating and maintaining individual web pages for such distributors. These payments to MarketVision were deferred and recorded as a prepaid expense. The related amortization was recorded to cost of sales over the term of the arrangement. The remaining unamortized costs were included in the determination of the purchase price of MarketVision. Subsequent to the acquisition of MarketVision, no upfront costs are deferred as the amount is nominal. At December 31, 2004, enrollment package revenue totaling $4.7 million was deferred. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize its deferred revenue over a longer period of time.

     Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2003, the Company established a valuation allowance for the entire amount of its net deferred tax assets of approximately $4.0 million. At December 31, 2004, the Company recognized net deferred tax assets of approximately $515 thousand as it expects to utilize a portion of its net operating loss carryforward in connection with the implementation of a foreign holding and operating company restructure. A valuation allowance of $1.5 million was established for the remainder of its net deferred tax assets. If the Company is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance.

Results of Operations

     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
Net sales	100.0%	100%	100%
Cost of sales	21.0	21.9	22.0

Gross profit	79.0	78.1	78.0
Operating expenses:
Distributor commissions	45.5	44.0	51.5
Selling, general and administrative expenses	29.0	25.2	24.8
Stock-based compensation	3.9	—	—

Total operating expenses	78.4	69.2	76.3

Income from operations	0.6	8.9	1.7
Other income (expense)	0.1	—	0.1

Income before income taxes and minority interest	0.7	8.9	1.8
Income tax provision	(0.8)	(1.4)	(0.5)
Minority interest	(0.6)	—	(0.4)

Income (loss) before discontinued operations	(0.7)	7.5	0.9
Gain from discontinued operations	6.5	—	—

Net income	5.8%	7.5%	0.9%

2004 Compared to 2003

     Net Sales. Net sales were approximately $133.2 million for the twelve months ended December 31, 2004 compared to $62.6 million for the twelve months ended December 31, 2003. This net increase of approximately $70.6 million or 113% was primarily attributable to the increased number of active Lexxus distributors, approximately $46.5 million or approximately two thirds of the sales increase, as well as more sales generated per distributor, $24.1 million or approximately one third of the increase. Increases in net sales mainly occurred in Hong Kong ($43.5 million), Eastern Europe ($17.1 million) and North America ($6.2 million). As of December 31, 2004, the Company had deferred revenue of approximately $9.5 million of which $4.8 million pertained to goods shipped in the first quarter of 2005 and recognized as revenue at that time and $4.7 million pertained to enrollment package revenue.

     Cost of Sales. Cost of sales was approximately $29.3 million or 22.0% of net sales for the twelve months ended December 31, 2004 compared with approximately $13.7 million or 21.9% of net sales for the twelve months ended December 31, 2004. This increase of approximately $15.6 million or 114% was primarily driven by increased sales. Cost of sales as a percentage of net sales was flat with a year ago. Greater air freight costs to ship product from the US to Asia and Europe in 2004 were largely offset by the elimination of the commissions paid to MarketVision after its acquisition by the Company on March 31, 2004.

     Gross Profit. Gross profit was approximately $103.9 million or 78.0% of net sales for the twelve months ended December 31, 2004 compared with approximately $48.9 million or 78.1% of net sales for the twelve months ended December 31, 2003. This increase of approximately $55.0 million or 112% was attributable to the increase in sales.

     Distributor Commissions. Distributor commissions were approximately $68.6 million or 51.5% of net sales for the twelve months ended December 31, 2004 compared with approximately $27.6 million or 44.0% of net sales for the twelve months ended December 31, 2003. This increase of approximately $41.0 million or 149% and as a percentage of sales was primarily related to the significant increase in sales as well the depth of the distributor network. Approximately $1.1 million of the increase was due to commissions paid on returns and refunds pertaining to the special product return privilege granted to certain Hong Kong distributors in the second quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative costs were approximately $33.1 million or 24.8% of net sales for the twelve months ended December 31, 2004 compared with approximately $15.8 million or 25.2% of net sales for the twelve months ended December 31, 2003. This increase of approximately $17.3 million or 110% was mainly attributable to increases in the following:

•	Marketing and promotional activities world-wide of $7.8 million (The Company resorted to the increase in marketing activities in most of the Company’s markets around the world to drive the increase in the number of active distributors);

•	Credit card charges and assessments totaling $2.7 million;

•	Professional fees of $2.3 million;

•	Personnel costs mainly in the U.S. and Hong Kong of $2.2 million;

•	Costs for building the Chinese market totaling $600 thousand; and

•	Amortization of intangibles of $600 thousand related to the MarketVision acquisition.

     Other Income (Expense). Other income was approximately $137 thousand for the year ended December 31, 2004 compared with expense of approximately $1 thousand for the year ended December 31, 2003. This increase of approximately $138 thousand was due to recognized gain on foreign exchange partly offset by an increase in interest expense resulting from the MarketVision acquisition.

     Income Taxes. Income tax expense was approximately $663 thousand or 28.1% of the income before income taxes and minority interest for the twelve months ended December 31, 2004 compared with $860 thousand or 15.4% of income before income taxes and minority interest for the twelve months ended December 31, 2003. The increase in effective tax rate was attributable to use of net operating loss in the U.S. and lower effective tax rates on foreign earnings in 2003 compared to 2004.

     Minority Interest. Minority interest expense was approximately $456 thousand for the twelve months ended December 31, 2004, compared to a benefit of approximately $14 thousand for the twelve months ended December 31, 2003. The increase in the expense relates primarily to the increased profitability of our subsidiary, KGC Networks Pte. Ltd.

     Net Income. Net income was approximately $1,241 thousand or 0.9% of net sales for the twelve months ended December 31, 2004 compared to net income of approximately $4.7 million or 7.5% of net sales for the twelve months ended December 31, 2003. The decrease in net income was primarily due to higher commissions paid to distributors and marketing-related expenses, partly offset by higher volume.

2003 Compared to 2002

     Net Sales. Net sales were approximately $62.6 million for the year ended December 31, 2003 compared to $37.0 million for the year ended December 31, 2002. This increase of approximately $25.6 million or 69% was primarily attributable to the increased number of active Lexxus distributors (approximately $12.1 million or approximately 47% of the increase) including Lexxus’s expansion into new markets, such as South Korea in the second quarter of 2003 (approximately $2.7 million) and more sales per distributor (approximately $13.5 million or 53% of the total increase). As of December 31, 2003, the Company had deferred revenue of approximately $6.9 million of which $4.2 million pertained to goods shipped in the first quarter of 2004 and recognized as revenue at that time.

     Cost of Sales. Cost of sales was approximately $13.7 million or 21.9% of net sales for the year ended December 31, 2003 compared with approximately $7.8 million or 21.0% of net sales for the year ended December 31, 2002. This increase of approximately $5.9 million or 76% was primarily attributable to the higher sales in 2003.

     Gross Profit. Gross profit was approximately $48.9 million or 78.1% of net sales for the year ended December 31, 2003 compared with approximately $29.2 million or 79.0% of net sales for the year ended December 31, 2002. This increase of approximately $19.7 million or 67% was attributable to the increase in gross sales of Lexxus products.

     Distributor Commissions. Distributor commissions were approximately $27.6 million or 44.0% of net sales for the year ended December 31, 2003 compared with approximately $16.8 million or 45.5% of net sales for the year ended December 31, 2002. This increase of approximately $10.8 million or 64% was directly related to the increase in sales. The decrease in commissions as a percentage of revenue is due to the normal fluctuations that occur in the compensation plan and also due to the amount of revenue allocated to the compensation plan.

     Selling, General and Administrative Expenses. Selling, general and administrative costs were approximately $15.8 million or 25.2% of net sales for the year ended December 31, 2003 compared with approximately $10.7 million or 29.0% of net sales for the year ended December 31, 2002. This increase of approximately $5.1 million or 47% was attributable to approximately $1.3 million of additional administrative expenses associated with the new office in Seoul, South Korea and the balance of the increase resulted from sales and marketing conventions, promotions and trainings. Selling, general and administrative expenses decreased as a percentage of net sales from 29.0% in 2002 to 25.2% in 2003 due to operating efficiencies and economies of scale gained with higher volumes of net sales.

     Stock-Based Compensation. Stock-based compensation expense was zero for the year ended December 31, 2003 compared to approximately $1.4 million for the year ended December 31, 2002. The stock-based compensation recorded in 2002 was in connection with the issuance of certain stock options granted in January 2001 and October 2002 to senior executive officers of the Company which triggered variable accounting because the options contained a “cashless” exercise feature. A cashless exercise feature allows option holders to use the “in the money” value of the options (or the spread between the exercise price and the fair market price of the underlying shares as of the exercise date) as payment for all, or a portion, of the exercise price of an option. The options were amended in November 2002 to require the option holder to obtain Company approval before the option holder could use the cashless exercise feature. Under variable accounting, changes in the market value of a company’s shares would generally result in recording a charge or credit to stock-based compensation expense.

     Other Income (Expense). Other expense was approximately $1 thousand for the year ended December 31, 2003 compared with income of approximately $33 thousand for the year ended December 31, 2002. This decrease of approximately $34,000 was due to recognized loss on foreign exchange offset by an increase in other income.

     Income Taxes. Income taxes were approximately $860 thousand or 15.4% of income from continuing operations before taxes for the year ended December 31, 2003 compared with $300 thousand or 110.7% of income from continuing operations before taxes for the year ended December 31, 2002. The decrease in effective tax rate was attributable to use of net operating loss in the U.S. and lower effective tax rates on foreign earnings in 2003. The Company’s effective tax rate differs from the amount that would result from applying the U.S. federal statutory rate for the reasons identified in Note 11 to the consolidated financial statements contained elsewhere herein.

     Minority Interest. Minority interest benefit was approximately $14 thousand for the year ended December 31, 2003 compared with expense of approximately $232 thousand for the year ended December 31, 2002. This decrease was primarily attributable to the minority interest in KGC since inception in November 2003.

     Income (Loss) before Discontinued Operations. Income before discontinued operations was approximately $4.7 million or 7.5% of net sales for the year ended December 31, 2003 compared to a loss of approximately $261 thousand for the year ended December 31, 2002. Compared to 2002, this increase in 2003 is due to significantly larger net sales and smaller commissions, selling, general and administrative and stock option based compensation expenses as a percentage of net sales offset by a slight increase in cost of sales as a percentage of net sales.

     Gain from Discontinued Operations. Gain from discontinued operations of approximately $2.4 million for the year ended December 31, 2002 was attributable to the recognition of the deferred gain on the sale of Kaire Nutraceuticals, Inc. (“Kaire”) recorded at December 31, 2002. See Note 2 of Notes to Consolidated Financial Statements contained elsewhere herein.

     Net Income. Net income was approximately $4.7 million or 7.5% of net sales for the year ended December 31, 2003 compared to approximately $2.1 million or 5.8% of net sales for the year ended December 31, 2002. The Company recorded a gain from discontinued operations of $2.4 million in 2002.

Liquidity and Capital Resources

     Cash generated from operations is the main funding source for the Company’s working capital and capital expenditure. In the past, the Company also borrowed from institutions and individuals and issued preferred stock. In October 2004, the Company raised approximately $16 million net of transaction fees through a private equity placement.

     At December 31, 2004, the ratio of current assets to current liabilities was 1.75 to 1.00 and the Company had working capital of approximately $17.5 million. Working capital as of December 31, 2004 increased since December 31, 2003 by approximately $14.6 million mainly due to the October 2004 private placement, partly offset by the MarketVision promissory note of approximately $0.7 million remaining to be paid over the 12 months in 2005.

     Cash provided by operations for the twelve months ended December 31, 2004 was approximately $428 thousand. The significant sales increase and the Company’s anticipation of continued sales increase in the near future was the most significant underlying trend for cash flows from operating activities and the change in the Company’s working capital. Cash was mainly generated from earnings, increases in accrued distributor commissions, other accrued expenses such as sales returns and deferred revenue, all driven by sales increase, partly offset by a significant increase in inventory attributable to anticipated sales increase in the coming year. But there is no assurance that the expected sales increase in the near turn would be realized.

     Cash used in investing activities during the period was approximately $2.6 million, which primarily relates to the cash payment made to MarketVision as part of the acquisition, purchase of minority interest and capital expenditures. Cash provided by financing activities during the period was approximately $13.5 million due to the Company’s October 2004 private placement of units offset by the repayment of

MarketVision promissory notes payable. Total cash increased by approximately $11.2 million during the period.

     With cash generated from profitable business operations and the net proceeds from the private placement closed in October 2004, the Company believes that its existing liquidity and cash flows from operations, including its cash and cash equivalents, should be adequate to fund normal business operations expected in the future.

     In addition to the Company’s current obligations related to its accounts payable and accrued expenses, the approximate future maturities of the Company’s existing commitments and obligations are as follows:

	Year Ended December 31,
	2005	2006	2007	2008	2009	Total
Debt	$796	$13	$4	$5	$—	$818
Minimum commitment related to non-cancelable operating leases	720	166	114	110	96	1,206
Purchase commitment	1,350	1,350	1,350	1,350	1,350	6,750

Totals	$2,866	$1,529	$1,468	$1,465	$1,446	$8,774

     The Company maintains a purchase commitment with one of its suppliers to purchase its Alura™ product. Pursuant to the agreement, the Company is required to purchase from this supplier a minimum volume of 15 barrels of product per quarter. The total product cost is $1,350,000 before any volume discounts.

     The Company has employment agreements with certain members of its management team, the terms of which expire at various times through December 2009. Such agreements provide minimum salary levels, as well as incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2004, assuming continued employment and excluding bonuses, was approximately $4,358,000

     In addition to the above obligations, the shareholder’s agreement entered into in connection with the Company’s acquisition of MarketVision contains a one time put right related to 240,000 shares of restricted common stock for the benefit of certain former stockholders of MarketVision that requires the Company, during the six month period commencing eighteen months following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the shares are registered with the Securities and Exchange Commission for resale to the public, to repurchase all or part of such shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their shares of restricted common stock. The Company’s maximum put right obligation is $960,000 in the aggregate. See “Mezzanine Common Stock” in Item 8.

     The Company intends to continue to open additional operations in new foreign markets in coming years. The Company is in the process of planning for its entry into the Mexican and Japanese markets. The estimated initial cost for entering into the Mexican market is $2 million to $3 million, and $5 million to $7 million for the Japanese market.

     China is currently the Company’s most important business development project. Direct selling, or multi-level marketing, is currently prohibited in China. The Chinese government is committed to opening the direct selling market and has published drafts of pertinent legislation, which is expected to be formally adopted some time during 2005 or 2006. Before the formal adoption of direct selling laws, many of the international direct selling companies have started to operate in China in a retail format. In June 2004, Lexxus obtained a license to engage in retail business in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment the Company made in January 2005. In planning for a retail operation, the Company estimates that each retail store will cost approximately $50,000 to $100,000 and is evaluating the number, location, timing and format of store openings.

     Since the airing of a negative program on Chinese television on April 12, 2004, to the knowledge of the Company, the Chinese government has not initiated any investigation of the Company or its independent distributors. Nevertheless the Company is also unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to commence direct selling operations there. Further, even if the Company is successful in obtaining a direct selling license to do business in China, it is uncertain as to whether the Company will generate profits from such operations.

     In connection with the MarketVision acquisition, the Company issued three different promissory notes in the aggregate principal amount of approximately $3.2 million. As of December 31, 2004, approximately $0.7 million balance remained to be paid over the 12 months in 2005.

Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs.” This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that we record compensation expense for stock options issued based on the estimated fair value of the options at the date of grant. This statement is effective as of the first interim period beginning after June 15, 2005. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant. We have not yet determined what impact, if any, the proposed pronouncement would have on our financial statements.

Off–Balance Sheet Arrangements

     The Company does not utilize off-balance sheet financing arrangements other than in the normal course of business. The Company finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize off-balance sheet financing arrangements other than in the normal course of business. The Company finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.

Foreign Currency Risk

     In 2004, approximately 87% of our revenue was recorded in markets outside the United States. However, that figure does not accurately reflect our foreign currency exposure mainly because the Hong Kong dollar is pegged to the U.S. dollar. Our European business, KGC, sold products in U.S. dollars and paid distributors commissions in U.S. dollars, until the fourth quarter of 2004, when KGC switched to euro for both selling products and paying commissions. We also purchase all inventories in U.S. dollars. Therefore, our currency exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar and Australia dollar, representing approximately 10% of our revenue in the first nine months of 2004 before KGC switched to euro from U.S. dollars, was relatively insignificant, compared to our overall geographic reach. In the fourth quarter of 2004, with KGC doing business in euro, approximately 27% of our net revenue was generated in functional currencies denominated in or pegged to U.S. dollar.

     In preparing our consolidated financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using the average exchange rates for the period. The local currency of each subsidiary’s primary markets is considered the functional currency. The effect of the translation of the Company’s foreign operations is included in accumulated other comprehensive income within stockholders’ equity and do not impact the statement of operations.

     As currency rates change, translation of our foreign currency functional businesses into U.S. dollars affects year-over-year comparability of equity. We do not plan to hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included Euro, Korean won, New

Taiwan dollar, Australian dollar and Canadian dollar. Japanese yen and Mexican peso are expected to be more significant as we enter those two markets.

Hedging

     Our exposure to foreign currency fluctuation is expected to increase, as KGC switched to euro from U.S. dollar, and the Company opens for business in Japan and Mexico. The Company currently has no specific plans but expects to evaluate whether it should use forward or option contracts to hedge its foreign currency exposure.

Seasonality

     In addition to general economic factors, the Company is impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. We believe that direct selling in the United States and Europe is also generally negatively impacted during the month of August, which is in our third quarter, when many individuals, including our distributors, traditionally take time off for vacations.

Interest Rate Risk

     As of December 31, 2004, we do not think the Company has any exposure to interest rate risk as the Company has limited borrowings that are interest rate sensitive.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Natural Health Trends Corp.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Health Trends Corp. at December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the two years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements for the year ended December 31, 2003 have been restated (see Note 2).

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Dallas, Texas
March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Natural Health Trends Corp.
Dallas, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Natural Health Trends Corp. (“the Company”) for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present, in all material respects, the consolidated results of operations and cash flows of Natural Health Trends Corp. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements for the year ended December 31, 2002 have been restated (see Note 2).

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 7, 2003 (except for note 2
which is dated as of March 24, 2004)

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2003	2004
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,133	$22,324
Restricted cash	1,363	2,395
Accounts receivable	239	209
Inventories, net	3,580	13,991
Other current assets	1,646	2,096

Total current assets	17,961	41,015
Property and equipment, net	883	579
Goodwill	208	14,145
Intangible assets, net	509	5,474
Deferred tax assets	—	434
Other assets	779	458

Total assets	$20,340	$62,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,820	$2,248
Income taxes payable	1,443	1,797
Accrued distributor commissions	1,027	4,259
Other accrued expenses	1,012	3,250
Deferred revenue	6,943	9,551
Current portion of debt	168	796
Other current liabilities	659	1,595

Total current liabilities	15,072	23,496
Debt	31	22

Total liabilities	15,103	23,518
Commitments and contingencies
Minority interest	413	598
Mezzanine common stock	—	960
Stockholders’ equity:
Preferred stock, $1,000 par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 4,656,463 and 6,819,667 shares issued and outstanding at December 31, 2003 and 2004, respectively	4	7
Additional paid-in capital	34,007	64,933
Accumulated deficit	(29,040)	(27,799)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(147)	(112)

Total stockholders’ equity	4,824	37,029

Total liabilities and stockholders’ equity	$20,340	$62,105

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2002	2003	2004
		As Restated
Net sales	$36,968	$62,576	$133,225
Cost of sales	7,752	13,676	29,321

Gross profit	29,216	48,900	103,904
Operating expenses:
Distributor commissions	16,834	27,555	68,579
Selling, general and administrative expenses	10,710	15,770	33,102
Stock-based compensation	1,434	—	—

Total operating expenses	28,978	43,325	101,681

Income from operations	238	5,575	2,223
Other income (expense), net	33	(1)	137

Income before income taxes and minority interest	271	5,574	2,360
Income tax provision	(300)	(860)	(663)
Minority interest	(232)	14	(456)

Income (loss) before discontinued operations	(261)	4,728	1,241
Gain from discontinued operations	2,400	—	—

Net income	2,139	4,728	1,241
Preferred stock dividends	70	1	—

Net income available to common stockholders	$2,069	$4,727	$1,241

Basic income per share:
Continuing operations	$(0.11)	$1.03	$0.22
Discontinuing operations	0.77	—	—

Net income	$0.66	$1.03	$0.22

Diluted income per share:
Continuing operations	$(0.11)	$0.83	$0.18
Discontinuing operations	0.77	—	—

Net income	$0.66	$0.83	$0.18

Weighted-average number of shares outstanding:
Basic	3,118	4,609	5,580

Diluted	3,118	5,688	6,822

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Loss	Total
BALANCE, December, 31, 2001	2,324	$2,324	2,209,433	$2	$29,558	$(35,836)	$(416)	$(2)	$(4,370)
Net income	—	—	—	—	—	2,139	—	—	2,139
Foreign currency translation adjustments	—	—	—	—	—	—	—	(7)	(7)

Total comprehensive income									2,132
Conversion of Series F preferred stock	(1,201)	(1,201)	610,995	1	1,200	—	—	—	—
Conversion of Series H preferred stock	(150)	(150)	137,497	—	150	—	—	—	—
Conversion of Series J preferred stock	(777)	(777)	1,025,397	1	776	—	—	—	—
Conversion of notes payable to common stock	—	—	236,663	—	280	—	—	—	—

Conversion of Series F preferred stock to note payable	(180)	(180)	—	—	—	—	—	—	(180)
Shares issued for services	—	—	19,510	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	70	(70)	—	—	—
Stock-based compensation	—	—	—	—	1,434	—	—	—	1,434
Deferred compensation	—	—	—	—	—	—	270	—	270

BALANCE, December 31, 2002	16	16	4,239,495	4	33,504	(33,767)	(146)	(9)	(398)
Net income	—	—	—	—	—	4,728	—	—	4,728
Foreign currency translation adjustments	—	—	—	—	—	—	—	(138)	(138)

Total comprehensive income									4,590
Conversion of Series J preferred stock	(16)	(16)	28,468	—	16	—	—	—	—
Shares issued in acquisition	—	—	360,000	—	433	—	—	—	433
Shares issued for services	—	—	28,500	—	53	—	—	—	53
Preferred stock dividends	—	—	—	—	1	(1)	—	—	—
Deferred compensation	—	—	—	—	—	—	146	—	146

BALANCE, December 31, 2003 (As Restated)	—	—	4,656,463	4	34,007	(29,040)	—	(147)	4,824
Net income	—	—	—	—	—	1,241	—	—	1,241
Foreign currency translation adjustments	—	—	—	—	—	—	—	35	35

Total comprehensive income									1,276
Shares issued in acquisitions	—	—	790,000	1	14,704	—	—	—	14,705
Exercise of stock options and warrants	—	—	3,500	—	25	—	—	—	25
Issuance of common stock and common stock purchase warrants in private placement	—	—	1,369,704	2	16,065	—	—	—	16,067
Imputed compensation	—	—	—	—	132	—	—	—	132

BALANCE, December 31, 2004	—	$—	6,819,667	$7	$64,933	$(27,799)	$—	$(112)	$37,029

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2002	2003	2004
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,139	$4,728	$1,241
Less gain from discontinued operations	(2,400)	—	—

Income (loss) from continuing operations	(261)	4,728	1,241
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property and equipment	155	418	495
Amortization of intangibles	44	115	801
Minority interest	232	(14)	456
Deferred income taxes	—	—	(515)
Imputed compensation	—	—	132
Stock-based compensation	1,434	—	—
Common stock issued for services and penalties	36	53	14
Change in deferred compensation	270	146	—
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	(392)	301	50
Inventories, net	(2,019)	(364)	(10,366)
Other current assets	(858)	43	(1,630)
Other assets	(4)	(375)	330
Accounts payable	1,476	482	230
Income taxes payable	300	933	406
Accrued distributor commissions	544	322	3,213
Other accrued expenses	690	(496)	2,099
Deferred revenue	2,214	3,493	2,560
Other current liabilities	601	(160)	912

Net cash provided by operating activities	4,462	9,625	428

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired	—	—	(1,357)
Purchase of minority interest	—	—	(141)
Purchase of database	—	(191)	—
Purchases of property and equipment	(701)	(579)	(150)
Increase in restricted cash	(227)	(1,022)	(980)

Net cash used in investing activities	(928)	(1,793)	(2,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	25	—	—
Payments on debt	(225)	(339)	(2,600)
Minority interest contribution	195	—	—
Proceeds from issuance of common stock, net	—	—	16,078

Net cash provided by (used in) financing activities	(5)	(339)	13,478

Effect of exchange rates on cash and cash equivalents	11	(224)	(87)

Net increase in cash and cash equivalents	3,540	7,269	11,191
CASH AND CASH EQUIVALENTS, beginning of year	324	3,864	11,133

CASH AND CASH EQUIVALENTS, end of year	$3,864	$11,133	$22,324

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Natural Health Trends Corp. (the “Company”) is an international direct selling organization headquartered in Dallas, Texas. The Company was incorporated as a Florida corporation in 1988. Subsidiaries controlled by the Company sell products to a distributor network that either use the products themselves or resell them to consumers. The Company’s products promote health, wellness and vitality and are sold under the Lexxus and Kaire brands.

The Company’s majority-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States and Canada; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia, the Philippines and Indonesia; Eastern Europe, which consists of Russia and other former Soviet Union Republics; Australia and New Zealand, South Korea, Japan, and Mexico.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets and goodwill, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Reclassification

Certain balances have been reclassified in the prior year consolidated financial statements to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

Restricted Cash

The Company maintains a cash reserve with certain credit card processing companies to provide for potential uncollectible amounts and chargebacks. The cash reserve is calculated as a percentage of sales over a rolling monthly time period.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Office equipment and software	3 – 5 years
Furniture and fixtures	5 – 7 years
Leasehold improvements	Shorter of estimated useful life or lease term

Goodwill and Other Intangible Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. No impairment of goodwill has been identified in any of the periods presented.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 5 to 7 years.

Impairment of Long-Lived Assets

The Company reviews property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company has made no adjustments to its long-lived assets in any of the periods presented.

Income Taxes

The Company recognizes income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

Foreign Currency

The functional currency of the Company’s international subsidiaries is generally the local currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded directly into a separate component of stockholders’ equity and represents the only component of accumulated other comprehensive loss.

Revenue Recognition

Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. Amounts received for unshipped product are recorded as deferred revenue. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. During the third quarter of 2004, the Company changed its amortization methodology from a monthly method to the preferred daily method whereby revenues for each enrollment package start the day of enrollment. The change in methodology resulted in additional deferred revenue of approximately $280,000 during 2004. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. Prior to the acquisition of MarketVision Communications Corp. (“MarketVision”) on March 31, 2004, the Company paid MarketVision a fixed amount in exchange for MarketVision creating and maintaining individual web pages for such distributors. These payments to MarketVision were deferred and recorded as a prepaid expense. The related amortization was recorded to cost of sales over the term of the arrangement. The remaining unamortized costs were included in the determination of the purchase price of MarketVision. Subsequent to the acquisition of MarketVision, no upfront costs are deferred as the amount is nominal.

Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Stock-Based Compensation

The Company continues to account for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company recorded stock-based employee compensation during 2002 of $1,434,000 as a result of certain options held by senior executive officers being accounted for as variable options. These options were amended in November 2002, and subsequently are being accounted for as fixed options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands).

	Year Ended December 31,
	2002	2003	2004
		As Restated
Net income available to common stockholders, as reported	$2,069	$4,727	$1,241
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,434	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(956)	(38)	(3,893)

Pro forma net income available to common stockholders	$2,547	$4,689	$(2,652)

Basic income per share:
As reported	$0.66	$1.03	$0.22
Pro forma	$0.82	$1.02	$(0.48)
Diluted income per share:
As reported	$0.66	$0.83	$0.18
Pro forma	$0.82	$0.82	$(0.48)

The weighted-average fair value of options granted was $0.81, $1.05, and $11.91 for 2002, 2003, and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2003	2004
Risk-free interest rate	7.00%	4.25%	2.50%
Expected volatility	200%	100%	97%
Expected life (in years)	3	3	4
Dividend yield	—	—	—

Income Per Share

Basic income per share is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon the exercise of outstanding stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of stock options and warrants is reflected by application of the treasury stock method. The potential tax benefit derived from exercise of non-qualified stock options has been excluded from the treasury stock calculation as the Company is uncertain that the benefit will be realized.

Certain Risks and Concentrations

In 2003 and 2004, a substantial portion of our revenue was generated in Hong Kong (see Note 14). Various factors could harm our business in Hong Kong, such as worsening economic conditions or other events that are out of our control. Our financial results could be harmed if our products, business opportunity or planned growth initiatives fail to retain and generate continued interest among our distributors and consumers in this market.

Three major product lines — Skindulgence®, Alura™, and Premium Noni Juice™ - generated the majority of the Company’s sales for 2003 and 2004. We obtain these products from three different suppliers. All three of the suppliers entered into our standard supply agreements. We believe that, in the event we were unable to source products from these suppliers or other suppliers of our products, our revenue, income and cash flow could be adversely and materially impacted.

The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. Accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. A portion of the Company’s cash balances at December 31, 2004 exceeds the insured limits. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt, approximate fair value because of their short maturities.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs.” This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement is not anticipated to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that we record compensation expense for stock options issued based on the estimated fair value of the options at the date of grant. This statement is effective as of the first interim period beginning after June 15, 2005. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant. We have not yet determined what impact, if any, the proposed pronouncement would have on our financial statements.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the quarters ended September 30 and December 31, 2003, the Company re-evaluated its financial statements for the years ended December 31, 2001 and 2002, and quarterly periods included in such years and the quarterly periods ended March 31, June 30 and September 30, 2003. As a result of such review, the Company determined that it inadvertently applied the incorrect accounting treatment with respect to the following items:

1.	Revenue recognition with respect to enrollment package revenue;

2.	Revenue cut-off between 2002 and 2003;

3.	Accounts receivable reconciliation to supporting documents;

4.	Reserves established for product returns and refunds;

5.	Gain recorded in connection with the sales of a subsidiary in 2001;

6.	Income tax provisions; and

7.	Stock-based compensation

Consequently, the Company amended and restated its financial statements for each quarter in 2001 and 2002, the first three quarters in 2003, as well as for the years ended December 31, 2001 and 2002. The cumulative effect of the restatements for 2001 and 2002 resulted in a net increase in accumulated deficit of approximately $3,520,000 as of December 31, 2002.

On March 23, 2005, the Company filed a Current Report on Form 8-K to report, after consultantion with its audit committee, that an amendment to its financial statements for the year ended December 31, 2003 and for the first quarter of 2004 is warranted as certain commission and transportation-related expenses incurred as of December 31, 2003 were under-accrued and certain revenues not earned until 2004 were improperly recorded as revenue by its Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003. The restatement of the financial statements for the year ended December 31, 2003 will reduce the Company’s revenue by approximately $310,000, increase cost of goods sold by approximately $180,000, increase distributor commission expense by approximately $460,000, reduce minority interest expense by approximately $300,000, and reduce after-tax net income by approximately $650,000 for the quarter as well as the year ended December 31, 2003.

For the quarter ended March 31, 2004, the restatement will increase the Company’s revenue by approximately $310,000, reduce cost of goods sold by approximately $180,000, reduce distributor commission expense by approximately $460,000, increase minority interest expense by approximately $300,000, and increase after-tax net income by approximately $650,000 for the quarter ended March 31, 2004.

Although the financial statements for the three month periods ended June 30, 2004 and September 30, 2004 are unaffected by this error, the consolidated financial statements for the second and third quarters of 2004 include inaccurate information on a year to date basis because they include the erroneous information from the first quarter of 2004 which financial statements should not be relied upon. The Company also intends to file in the near future an amended annual report on Form 10-KSB for the year ended December 31, 2003, and amended quarterly reports on Form 10-Q for the first three quarters of 2004.

A reconciliation of the amounts as previously reported and as restated for the year ended December 31, 2003 is as follows:

	As
	Previously
	Reported	Adjustments	As Restated
Net sales	$62,886	$(310)[1]	$62,576
Gross profit	49,390	(490)[2]	48,900
Distributor commissions	27,096	459 [3]	27,555
Selling, general and administrative expenses	15,770	—	15,770
Income from operations	6,524	(949)	5,575
Net income	5,378	(650)[4]	4,728

Diluted income per share	$0.95		$0.83
Diluted weighted-average number of shares outstanding:	5,688		5,668

[1]	Revenues not earned until 2004 were improperly recorded as revenue by the Company’s Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003.

[2]	Includes certain transportation-related expenses incurred but not accrued as of December 31, 2003.

[3]	Reflects distributor commissions incurred but not accrued as of December 31, 2003.

[4]	Includes minority interest related to the restatement adjustments.

3.	OTHER INCOME (EXPENSE)

Other income (expense) consist of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
		As Restated
Gain (loss) on foreign exchange	$21	$(77)	$215
Interest income	10	5	19
Interest expense	(71)	(68)	(101)
Other	73	139	4

	$33	$(1)	$137

4.	BALANCE SHEET COMPONENTS

Selected balance sheet components are as follows (in thousands):

	December 31,
	2003	2004
	As Restated
Property and equipment:
Office equipment and software	$629	$772
Furniture and fixtures	434	422
Leasehold improvements	281	311

Property and equipment, at cost	1,344	1,505
Accumulated depreciation and amortization	(461)	(926)

	$883	$579

Other accrued expenses:
Sales returns	$381	$1,541
Employee-related expense	212	355
Professional fees	16	182
Incentive trips	—	306
Litigation	—	236
Other	403	630

	$1,012	$3,250

Deferred revenue:
Unshipped product	$4,259	$4,842
Enrollment package revenue	2,684	4,709

	$6,943	$9,551

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year are as follows (in thousands):

Balance, December 31, 2003 (As Restated)	$208
Goodwill acquired during the year	13,937

Balance, December 31, 2004	$14,145

Intangible assets consist of the following (in thousands):

	December 31, 2003			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
		As Restated
Computer software and programs	$—	$—	$—	$5,600	$600	$5,000
Distributor database	624	115	509	790	316	474

	$624	$115	$509	$6,390	$916	$5,474

Amortization expense for intangible assets was $44, $115, and $801 for 2002, 2003, and 2004, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

2005	$958
2006	958
2007	958
2008	800
2009	800
Thereafter	1,000

$5,474

6.	ACQUISITIONS

MarketVision Communications Corp.

On March 31, 2004, the Company entered into a merger agreement with MarketVision. MarketVision is the exclusive developer and service provider of direct selling internet technology used by the Company since 2001. Pursuant to the merger agreement, the Company acquired all of the outstanding capital stock of MarketVision in exchange for the issuance of 690,000 shares of restricted common stock (the “Issued Shares”), promissory notes in the aggregate principal amount of approximately $3,203,000 (see Note 7), a cash payment of approximately $1,337,000 in April 2004, less pre-acquisition net payables due to MarketVision of approximately $646,000, for a total purchase price of approximately $17,583,000, including acquisition costs of approximately $153,000. The Issued Shares were valued at $13,536,000 based on the average closing price of $23.08 a few days before and after the acquisition was announced discounted by 15% due to certain restrictions contained in the purchase agreement.

MarketVision hosts and maintains the internet technology for the Company and charges an annual fee for this service based upon the number of enrolled distributors of the Company’s products. MarketVision earned revenues for this service of approximately $1,839,000 and $579,000 for the year ended December 31, 2003 and three months ended March 31, 2004, respectively.

Management believes that this transaction was in the best interests of the Company because (i) the success of the Company’s business is dependent upon MarketVision’s direct selling software and (ii) the Company projects enrolling a significant number of new distributors in the future, which would be very expensive under the former compensation agreement between the Company and MarketVision. Since the former owners of MarketVision include Terry LaCore, a member of the Company’s board of directors and the Chief Executive Officer of Lexxus International, Inc., a wholly-owned subsidiary of the Company (“Lexxus U.S.”) , the board of directors hired the independent appraisal firm of Bernstein, Conklin & Balcombe to assess the fairness of the transaction with MarketVision from a financial point of view. In March 2004, Bernstein, Conklin & Balcombe delivered its opinion to the Company’s board of directors that the MarketVision transaction is fair to the Company from a financial point of view.

In addition, the Company entered into a shareholder’s agreement with the former stockholders of MarketVision. Such agreement contained customary terms and conditions, including restrictions on transfers of the Issued Shares, rights of first refusal and indemnification. Further, the shareholder’s agreement contains a one time put right related to 240,000 Issued Shares for the benefit of the former stockholders of MarketVision (other than Mr. LaCore) that requires the Company, during the six month period commencing eighteen months following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the Issued Shares are registered with the Securities and Exchange Commission (the “SEC”) for resale to the public, to repurchase all or part of such shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their Issued Shares. The Company has recorded this obligation of $960,000 as mezzanine common stock in the consolidated balance sheet. The estimated fair value of the put right based on the Black-Scholes option pricing model, as determined by the independent valuation firm, of approximately $133,000 was not included in the cost of MarketVision due to materiality.

The agreement also provided the former stockholders of MarketVision with piggyback registration rights in the event the Company files a registration statement with the SEC, other than on Forms S-4 or S-8, stock option grants for the former stockholders (other than Mr. LaCore) as well as three-year employment agreements for the former stockholders, other than Mr. LaCore. In the event that the Company defaults on its payment obligations under the notes or the employment agreements, an entity owned by the former stockholders of MarketVision (other than Mr. LaCore) has certain rights to use, develop, modify, market, distribute and sublicense the MarketVision software to third parties.

The transaction was accounted for using the purchase method of accounting and the purchase price was allocated among the assets acquired based on their estimated fair market values.

The purchase price was allocated among assets acquired based on their estimated fair market values as follows (in thousands):

Property and equipment	$25
Computer software and programs	5,600
Goodwill	11,958
Deferred tax liabilities	(1,904)
Deferred tax assets recognized by the Company resulting from offset against MarketVision’s deferred tax liabilities	1,904

Total purchase price allocation	$17,583

Goodwill includes but is not limited to the synergistic value and potential competitive benefits that could be realized by the Company from the acquisition and any future services that may arise from MarketVision’s internet technology. The goodwill amount is not deductible for tax purposes.

The results of operations of MarketVision have been included in the Company’s consolidated statements of operations since the completion of the acquisition on March 31, 2004. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of MarketVision occurred on January 1, 2003 (in thousands, except per share data):

	Year Ended December 31,
	2003	2004
	As Restated
Net sales	$62,576	$133,225
Net income	$4,533	$1,342
Income per share:
Basic	$0.86	$0.21
Diluted	$0.71	$0.18

Acquisitions of Minority Interests

On March 29, 2004, the Company purchased 4,900 shares of common stock owned by the minority stockholders of Lexxus U.S., a Delaware corporation, representing the 49% interest in Lexxus U.S. not owned by the Company, in exchange for 100,000 shares of restricted common stock. The total purchase price, including acquisition related costs of approximately $7,000, was approximately $1,969,000 based upon the average closing price of the Company’s common stock of $23.08 a few days before and after the acquisition was announced discounted by 15% due to the restrictions contained in the purchase agreement. The entire purchase price was allocated to goodwill.

On April 19, 2004, the Company purchased 510,000 shares of common stock owned by the minority stockholders of Lexxus International Co., Ltd. (Taiwan), a Taiwan limited liability corporation (“Lexxus Taiwan”), representing the 30% interest in Lexxus Taiwan not owned by the Company, in exchange for approximately $136,000 in cash. The cash consideration given approximated the book value of the shares acquired and no goodwill resulted from the transaction. All Lexxus Taiwan minority stockholders were unrelated to the Company.

7.	DEBT

Debt consists of the following (in thousands):

	December 31,
	2003	2004
	As Restated
MarketVision promissory note	$—	$682
Notes payable a distributor, due upon demand, interest at 1% per annum	102	86
Note payable to a governmental agency, monthly installments of $2,200, interest at 7% per annum, maturing May 2006	57	34
Notes payable to a vendor, monthly installments of $580, interest at 25.49% per annum, maturing October 2008	—	16
Note payable to a vendor, due upon demand, non-interest bearing	40	—

	199	818
Current maturities	(168)	(796)

Debt	$31	$22

     On March 31, 2004, the Company issued two six month promissory notes in the aggregate principal amount of approximately $2,203,000, bearing interest at 4% per annum, and a twenty-one month promissory note in the principal amount of $1,000,000, bearing interest at 4.5% per annum, in connection with the acquisition of MarketVision (see Note 6). The Company repaid the two six month notes in full on October 12, 2004. The twenty-one month note requires monthly payments of approximately $58,200 commencing June 30, 2004. The note is payable in full on December 31, 2005.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the U.S. and for its international subsidiaries, with expirations through December 2009. Rent expense in connection with operating leases was approximately $518,000, $1,137,000, and $1,400,000 during 2002, 2003, and 2004, respectively.

Future minimum lease obligations as of December 31, 2004, are as follows (in thousands):

2005	$720
2006	166
2007	114
2008	110
2009	96

Total minimum lease obligations	$1,206

Purchase Commitment

The Company maintains an annual purchase commitment with one of its suppliers to purchase its Alura™ product. Pursuant to the agreement, the Company is required to purchase from this supplier a minimum volume of 15 barrels of product per quarter. The cost of the annual purchase commitment is $1,350,000 before any volume discounts.

Employment Agreements

The Company has employment agreements with certain members of its management team, the terms of which expire at various times through December 2009. Such agreements provide minimum salary levels, as well as incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2004, assuming continued employment and excluding bonuses, was approximately $4,358,000.

Legal Matters

During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleges that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of approximately $200,000. LXK also incurred related costs of approximately $40,000 as a result of the judgment. The Company recorded a reserve for the entire $240,000 at December 31, 2004 and is currently evaluating whether to appeal the ruling. The failure to sell Alura in South Korea is not anticipated to have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of LXK.

On or around March 31, 2004, Lexxus U.S. received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. After Mr. Loghry threatened to commence suit against Lexxus U.S. and the Company in Nebraska, on May 13, 2004, Lexxus U.S. and the Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus U.S. or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus U.S. asserting his previously articulated claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus U.S., including against Terry LaCore and Mark Woodburn for fraud, LaCore, Woodburn, and a certain Lexxus distributor for conspiracy to commit the same and tortious interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Discovery is ongoing and the Company intends to vigorously defend itself in this case.

On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. filed a complaint against the Company and Lexxus U.S. in United States District Court for the Central District of California (CV04-9028). The complaint alleges trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. Toyota seeks to enjoin the Company and Lexxus U.S. from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. The Company filed a motion to dismiss all counts in the complaint, which was denied by the court. The Company intends to vigorously defend this action. In the event that the Company is unsuccessful in defending this action, the Company may be required to change the name of some or all of its Lexxus subsidiaries and domain names which could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company.

On November 12, 2004, Dorothy Porter filed a complaint against the Company in the United States District Court for the Southern District of Illinois alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceuticals, Inc., a former subsidiary of the Company, and, thereafter, eKaire. Ms. Porter has sued the Company for strict liability, breach of warranty and negligence. The Company intends to defend this case vigorously and on December 27, 2004 filed an answer denying the allegations contained in the complaint. Recently, the plaintiff demanded $2 million in damages to settle the case. On March 7, 2005, a Notice of Tag-Along Action was filed by Ms. Porter with the Judicial Panel on Multidistrict Litigation. It is anticipated that this case will be place on the next Conditional Transfer Order and, ultimately, transferred to the consolidated Ephedra Products Liability proceedings in the United States District Court for the Southern District of New York. The Company does not believe that the plaintiff can demonstrate that its products caused the alleged injury and intends to vigorously defend this action.

On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between De la Mora and Villarreal and Nature’s Sunshine. Upon request by Nature’s Sunshine, the state court entered a temporary restraining order against De la Mora and Villarreal on January 14, 2005 restraining them from violating the non-compete, non-solicitation and confidentiality provisions of the agreements, including continuing their employment with the Company, and restrained the Company from interfering with the agreements alleged by Nature’s Sunshine to exist with De la Mora and Villarreal. On January 17, 2005, the Company removed the case from Utah state court to the United States District Court for the Northern District of Utah. The restraining order expired on its own terms and on January 20, 2005 the federal judge declined to extend the restraining order entered in state court. On January 21, 2005, the Company, De la Mora, Villarreal, and Nature’s Sunshine entered into a stipulation and agreed order restraining De la Mora and Villarreal from using or disclosing any confidential information of Nature’s Sunshine, restraining the Company from attempting to obtain any confidential information of Nature’s Sunshine, and restraining all parties from soliciting Nature’s Sunshine employees and distributors. De la Mora and Villarreal were not restrained from their continued employment with the Company, however, Nature’s Sunshine may seek such restraint at any future point in the litigation, whether in federal court or, if the federal court remands the case to state court as Nature’s Sunshine has requested, by the state court. On January 19, 2005, Nature’s Sunshine requested the federal court to remand the case to state court on the basis on alleged lack of federal court jurisdiction. On February 17, 2005, the federal court denied Nature Sunshine’s motion to remand. On March 15, 2005, Nature’s Sunshine filed an Amended Complaint against De la Mora and Villarreal and purportedly the Company’s Mexican subsidiary, although not properly named. The previously asserted claims against the Company and Lexxus U.S. were dropped by Nature’s Sunshine. The Company intends to vigorously defend this case on its own behalf, to the extent the Company remains a party, and on behalf of De la Mora and Villarreal. If the Company or De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to change its Mexico management team, at least during the unexpired term of any enforceable non-compete period.

Currently, there is no other significant litigation pending against the Company other than as disclosed in the paragraphs above. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of the Company’s business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

9. MEZZANINE COMMON STOCK

On March 31, 2004, in connection with the Company’s acquisition of MarketVision, the Company entered into a shareholder’s agreement with the former stockholders of MarketVision. Such agreement contained customary terms and conditions, including restrictions on transfers of the Issued Shares, rights of first refusal and indemnification. Further, the shareholder’s agreement contains a one time put right related to 240,000 Issued Shares for the benefit of the former stockholders of MarketVision (other than Mr. LaCore) that requires the Company, during the six month period commencing eighteen months following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the Issued Shares are registered with the Securities and Exchange Commission (the “SEC”) for resale to the public, to repurchase all or part of such shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their Issued Shares. The Company has recorded this obligation of $960,000 as mezzanine common stock in the consolidated balance sheet. The agreement also provided the former stockholders of MarketVision with piggyback registration rights in the event the Company files a registration statement with the SEC, other than on Forms S-4 or S-8.

10. STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 1,500,000 shares of preferred stock, $1,000 par value, and 500,000,000 shares of common stock, $0.001 par value.

Stock Split

The Company effected a 1-for-100 reverse stock split in March 2003 of all outstanding shares of capital stock and unexercised stock options and warrants. All references to share and per share data have been adjusted to reflect the stock split.

Private Placement of Units

On October 6, 2004, the Company entered into a securities purchase agreement (and subscription agreements with respect to certain Canadian investors) with certain institutional and accredited investors as well as certain officers and directors of the Company. Pursuant to the purchase and subscription agreements, the Company sold 1,369,704 units at a price of $12.595 per unit. Each unit consist of one share of the Company’s common stock and one stock purchase warrant exercisable for one share of the Company’s common stock at any time through October 6, 2009 at an exercise price of $12.47 per share. Proceeds were approximately $16,067,000, net of transaction fees.

Pursuant to the registration rights agreement, the Company has agreed to register the shares included in the units and the shares issuable upon exercise of the warrants for resale. The registration rights agreement provides for the payment of certain liquidated damages in the event that delays are experienced in the Securities and Exchange Commission’s declaring that registration statement effective. The Company agrees to use commercially reasonable effort to effect and maintain the effectiveness of a registration statement. If the registration statement is not effective 180 days after the closing date, or approximately April 4, 2005, the Company will pay the buyers approximately $85,000, which also applies to any of Company’s possible failure to maintain the effectiveness of the registration statement after its initial effectiveness. The Company does not expect an effective registration statement within the required 180 day period. The registration rights agreement also provides indemnification and contribution remedies to the buyers in connection with the resale of shares pursuant to such registration statement.

Stock Options

The Company maintains the 2002 Stock Option Plan (the “Plan”) which provides for the granting of incentive and nonqualified stock options to employees, directors and officers of the Company, members of the board of directors, or consultants. The terms of any particular grant are determined by the board of directors or a committee appointed by the board of directors. The maximum number of shares of common stock that may be issued under the Plan is 1,225,000 shares. As of December 31, 2004, the Company had 880,876 shares available to be granted under the Plan.

	2002		2003		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	As Restated
Outstanding, beginning of year	61,500	$1.10	1,321,500	$1.05	1,331,500	$1.06
Granted	1,260,000	1.05	10,000	1.80	344,124	17.44
Exercised	—	—	—	—	(1,500)	1.10

Outstanding, end of year	1,321,500	1.05	1,331,500	1.06	1,674,124	4.42

Exercisable at end of year	1,241,496	$1.00	1,291,504	$1.03	1,640,000	$4.28

The following table summarizes information about options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Shares	Exercise	Contractual	Shares	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
$1.00 to $1.80	1,330,000	$1.06	7.2 years	1,330,000	$1.06
$11.40 to $18.11	344,124	17.44	6.6 years	310,000	18.11

$1.00 to $18.11	1,674,124	4.42	7.1 years	1,640,000	4.28

Common Stock Purchase Warrants

On June 23, 2004, warrants to purchase 2,000 shares of common stock were exercised at an exercise of $5.00 per share.

At December 31, 2004, warrants to purchase 1,371,123 shares of common stock were outstanding, of which 1,369,704 were a component of the units sold on October 6, 2004 (see Private Placement of Units above). Such warrants are exercisable for one share of the Company’s common stock at any time through October 6, 2009 at an exercise price of $12.47 per share. The remaining 1,419 warrants are exercisable until March 31, 2005 at an exercise price of $141.00 per share. The weighted-average remaining contractual life of outstanding warrants as of December 31, 2004 was 4.8 years.

Restricted Stock

On October 7, 2004, the Company entered into employment agreements with two members of its Mexican management team whereby each member is entitled to receive a bonus payable in restricted shares of the Company’s common stock based upon the Mexican subsidiary achieving certain (1) net sales and (2) net income before interest, taxes, depreciation and amortization (collectively “EBITDA”). The maximum aggregate amount payable in restricted shares is $14.5 million, assuming net sales of $300 million and EBITDA of $30 million. The shares will be issued by no later than April 15th in the year following satisfaction of both targets.

Income Per Share

	Year Ended December 31,
	2002	2003	2004
	(In Thousands, Except Per Share Data)
		As Restated
Net income available to common stockholders	$2,069	$4,727	$1,241

Basic weighted-average number of shares outstanding	3,118	4,609	5,580
Effect of dilutive stock options and warrants	—	1,079	1,242

Diluted weighted-average number of shares outstanding	3,118	5,688	6,822

Income per share from continuing operations:
Basic	$(0.11)	$1.03	$0.22
Diluted	$(0.11)	$0.83	$0.18

Options and warrants to purchase 1,324,919 shares of common stock were outstanding during 2002 but were not included in the computation of diluted earnings per share as those potential common shares were anti-dilutive.

Options and warrants to purchase 1,681,123 shares of common stock were outstanding during 2004 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. The options, which expire on March 31, 2011, and the warrants, which fully expire on October 6, 2009, were still outstanding at the end of 2004.

11. INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
	As Restated
Domestic	$(924)	$4,482	$(2,108)
Foreign	1,195	1,092	4,468

Income before income taxes	$271	$5,574	$2,360

The components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
	As Restated
Current taxes:
Federal	$58	$256	$248
State	8	40	171
Foreign	234	564	759

	300	860	1,178
Deferred taxes	—	—	(515)

Provision for income taxes	$300	$860	$663

A reconciliation of the reported provision for income taxes to the amount that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
	As Restated
Income tax at federal statutory rate	$92	$1,895	$802
Effect of permanent differences	6	37	709
Increase (decrease) in valuation allowance	291	(1,066)	(602)
Foreign rate differential	(94)	(32)	(471)
State income taxes, net of federal benefit	5	26	113
Other reconciling items	—	—	112

Income tax provision	$300	$860	$663

Deferred income taxes consist of the following (in thousands):

	December 31,
	2003	2004
	As Restated
Deferred tax assets:
Net operating losses	$3,596	$3,144
Stock-based compensation	488	488
Accrued expenses	89	255
Tax credits	87	80
Other	11	12

Total deferred tax assets	4,271	3,979
Valuation allowance	(4,004)	(1,492)

	267	2,487

Deferred tax liabilities:
Intangible assets	(173)	(1,861)
Depreciation	(22)	(34)
Prepaids	(44)	(50)
Other	(28)	(27)

Total deferred tax liabilities	(267)	(1,972)

Deferred tax assets, net	$—	$515

As of December 31, 2004, the current portion of the net deferred tax assets totaling $81,000 is presented in other current assets.

A valuation allowance was established for the entire amount of the net deferred tax assets at December 31, 2003, as the Company was unable to determine that the more likely than not criteria had been met. The Company reduced the valuation allowance during 2004 as it expects to utilize a portion of its net operating loss carryforward in connection with the implementation of a foreign holding and operating company restructure.

At December 31, 2004, the Company has net operating loss carryforwards of approximately $9,246,000 that begin to expire in 2018, if not utilized. A portion of the net operating loss carryforward is subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2004. Such earnings are intended to be reinvested indefinitely.

In June of 2001, the Company sold the stock of its wholly-owned subsidiary, Kaire Neutraceuticals, Inc. to focus on the Lexxus business. No income tax expense or benefit was allocated to discontinued operations.

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2002	2003	2004
	As Restated
Cash paid during the year for:
Income taxes	$90	$42	$552
Interest	20	50	86

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	2,128	16	—
Conversion of debt and related accrued interest to common stock	280	—	—
Preferred stock dividends	70	1	—
Common stock issued for acquisitions	—	433	15,665
Debt issued for acquisitions	—	—	3,203
Preferred stock redeemed for debt	180	—	—
Common stock issued for services	36	53	—

13. RELATED PARTY TRANSACTIONS

In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, Chief Executive Officer of Lexxus U.S. and a director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provides warehouse facilities and certain equipment, manages and ships inventory, provides independent distributor support services and disburses payments to independent distributors. In exchange for these services, the Company pays $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $156,000, $150,000, and $160,000 during 2002, 2003, and 2004, respectively.

In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, President of the Company and a director, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. In exchange for such services, the Company starting June 8, 2001 paid to Ohio Valley Welding, Inc., an affiliate of Mr. Woodburn, $6,250 on a bi-weekly basis. The Company paid $162,500, $168,750 and $118,750 during 2002, 2003, and 2004, respectively, to Ohio Valley Welding, Inc. The consulting agreement between the Company and William Woodburn was terminated as of September 30, 2004.

The Company’s former controller is married to Mark Woodburn, the Company’s president. Her employment with the Company ended in August 2004. The Company paid her approximately $100,000 in each of 2002, 2003, and 2004.

On March 31, 2004, the Company entered into a merger agreement with MarketVision, pursuant to which the Company acquired all of the outstanding capital stock of MarketVision (see Note 6). As a founding stockholder of Marketvision, Terry LaCore, Chief Executive Officer of Lexxus U.S. and a director of the Company, received 450,000 shares of the Company’s common stock and is entitled to receive approximately $840,000 plus interest from promissory notes issued by the Company. As of December 31, 2004, the outstanding balance due Mr. LaCore was approximately $307,000.

On October 6, 2004, certain members of the Company’s board of directors and certain of the Company’s officers invested approximately $25,000 and purchased 1,984 units upon the same terms and conditions as the other buyers in the private placement. See Note 10.

14. SEGMENT INFORMATION

The Company operates in one reportable operating segment by selling products to a distributor network that operates in a seamless manner from market to market. The Company’s net sales and long-lived assets by market are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
		As Restated
Net sales to external customers:
North America	$13,452	$10,668	$16,914
Hong Kong	6,067	30,763	74,293
Taiwan	5,579	3,097	3,261
Southeast Asia	556	1,570	1,786
Eastern Europe	8,999	13,157	30,248
South Korea	—	2,492	5,524
Australia/New Zealand	2,144	654	1,158
Other	171	175	41

Total net sales	$36,968	$62,576	$133,225

	December 31,
	2002	2003	2004
		As Restated
Long-lived assets:
North America	$481	$1,203	$20,124
Hong Kong	181	217	247
Taiwan	341	271	117
Southeast Asia	165	202	133
Eastern Europe	42	—	—
South Korea	—	389	398
Australia/New Zealand	38	46	35
Other	46	51	36

Total long-lived assets	$1,294	$2,379	$21,090

Due to system constraints, it is impracticable for the Company to separately disclose product and enrollment package revenue for the years presented.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
				As Restated
Fiscal 2003:
Net sales	$11,240	$11,984	$16,740	$22,612
Gross profit	8,994	10,012	12,832	17,062
Distributor commissions	4,581	4,929	6,988	11,057
Selling, general and administrative expenses	2,673	3,737	3,896	5,464
Income from operations	1,740	1,346	1,948	541
Net income	1,373	947	1,276	1,132

Income per share:
Basic	$0.30	$0.20	$0.27	$0.24
Diluted	$0.28	$0.17	$0.22	$0.19
Weighted-average number of shares outstanding:
Basic	4,511	4,628	4,656	4,656
Diluted	4,908	5,628	5,821	5,812

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
	As Restated
Fiscal 2004:
Net sales	$38,745	$17,686	$40,482	$36,312
Gross profit	30,491	12,823	31,612	28,978
Distributor commissions	19,745	12,578	17,422	18,834
Selling, general and administrative expenses	5,968	8,194	8,288	10,652
Income from operations	4,779	(7,949)	5,902	(508)
Net income	3,761	(6,746)	5,028	(802)

Income per share:
Basic	$0.81	$(1.24)	$0.92	$(0.12)
Diluted	$0.64	$(1.24)	$0.75	$(0.12)
Weighted-average number of shares outstanding:
Basic	4,667	5,447	5,450	6,745
Diluted	5,909	5,447	6,692	6,745

A reconciliation of the amounts as previously reported and as restated is as follows:

	Quarter Ended December 31, 2003
	As
	Previously
	Reported	Adjustments	As Restated
Net sales	$22,922	$(310)[1]	$22,612
Gross profit	17,552	(490)[2]	17,062
Distributor commissions	10,598	459 [3]	11,057
Selling, general and administrative expenses	5,464	—	5,464
Income from operations	1,490	(949)	541
Net income	1,782	(650)[4]	1,132

Income per share:
Basic	$0.38		$0.24
Diluted	$0.31		$0.19
Weighted-average number of shares outstanding:
Basic	4,656		4,656
Diluted	5,812		5,812

	Quarter Ended December 31, 2003
	As
	Previously
	Reported	Adjustments		As Restated
Net sales	$38,435	$310	[1]	$38,745
Gross profit	30,001	490	[2]	30,491
Distributor commissions	20,204	(459)[3]		19,745
Selling, general and administrative expenses	5,968	—		5,968
Income from operations	3,830	949		4,779
Net income	3,111	650	[4]	3,761

Income per share:
Basic	$0.67			$0.81
Diluted	$0.53			$0.64
Weighted-average number of shares outstanding:
Basic	4,667			4,667
Diluted	5,909			5,909

[1]	Revenues not earned until 2004 were improperly recorded as revenue by the Company’s Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003.

[2]	Includes certain transportation-related expenses incurred but not accrued as of December 31, 2003.

[3]	Reflects distributor commissions incurred but not accrued as of December 31, 2003.

[4]	Includes minority interest related to the restatement adjustments

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 22, 2003, the Company filed a Form 8-K disclosing that the Audit Committee and Board of Directors of the Company had approved the dismissal of Sherb & Co., LLP (“Sherb”) as the Company’s independent auditors of the Company’s financial statements for the year ended December 31, 2003. The Company disclosed that the reports of Sherb on the Company’s financial statements within the two most recent fiscal years or any subsequent interim periods contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles; with the exception that Sherb’s independent auditors report for the year ended December 31, 2001 raised substantial doubt about the Company’s ability to continue as a going concern due to historic losses and the need for additional funding. The Form 8-K further disclosed that for the two most recent fiscal years and any subsequent interim period preceding Sherb’s dismissal, there were neither disagreements with Sherb nor any reportable events.

     The Form 8-K filed on December 17, 2003 also disclosed that the Company’s Audit Committee and Board of Directors had approved the engagement of BDO Seidman, LLP (“BDO”) as it new independent auditors as of December 31, 2003.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

     Consequently, the Company amended and restated its financial statements for each quarter in 2001 and 2002, the first three quarters in 2003, as well as for the years ended December 31, 2001 and 2002 with respect to each of the foregoing items (collectively, the “Restatement Items”).

     During its review of its financial statements for the quarter ended March 31, 2004, the Company learned that commission and transportation-related expenses incurred as of December 31, 2003 were under-accrued by approximately $640,000 (on a pre-tax basis) for the quarter and year ended December 31, 2003. Adjusting entries of approximately $640,000 were included as expenses in the financial statements for the quarter ended March 31, 2004.

     At that time, the Company concluded that the error was not material, and therefore, did not warrant a restatement of the 2003 financial statements. Based upon the Company’s pre-tax income of approximately $4.0 million for the first quarter of 2004 combined with the Company’s historical sales and net income growth rates, the Company believed that the recording of $640,000 of pre-tax expenses during the first quarter of 2004 would not have a material effect on the Company’s net income for the 2004 fiscal year.

     However, while sales continued to grow significantly, net income for the 2004 fiscal year declined substantially. As a consequence, the adjusting entries made in the first quarter of 2004 are now considered by management to materially affect the Company’s net income for fiscal 2004.

     During its review of its financial statements for the year ended December, 31, 2004, the Company discovered that certain revenues not earned until 2004 were improperly recorded as revenue by its Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003. The amount of revenues that was over-stated for the 2003 fiscal year was approximately $310,000.

     On March 23, 2005, the Audit Committee of the Company’s Board of Directors determined that the inclusion of the aforementioned two items in the financial statements for the quarter ended March 31, 2004 would materially affect the Company’s net income for the year ended December 31, 2004, and the Company believes that an amendment to its financial statements for the year ended December 31, 2003 is warranted.

     The restatement of the adjustments into the financial statements for the year ended December 31, 2003 reduced the Company’s revenue by approximately $310,000, increased cost of goods sold by approximately $180,000, increased distributor commission expense by approximately $460,000, reduced the minority interest expense by approximately $300,000, and reduced after-tax net income for approximately $650,000 for the quarter as well as the year ended December 31, 2003.

     For the quarter ended March 31, 2004, the restatement increased the Company’s revenue by approximately $310,000, reduced cost of goods sold by approximately $180,000, reduced distributor commission expense by approximately $460,000, increased the minority interest expense by approximately $300,000, and increased after-tax net income for approximately $650,000 for the quarter ended March 31, 2004.

     The Company, after consultation with its Audit Committee, concluded that the consolidated financial statements for the quarter and the year ended December 31, 2003 as well as the first quarter of 2004 should no longer be relied upon, including the consolidated financial statements and other financial information in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the first quarter ended March 31, 2004. Although the financial statements for the three month periods ended June 30, 2004 and September 30, 2004 are unaffected by this error, the consolidated financial statements for the second and third quarters of 2004 include inaccurate information on a year to date basis because they include the erroneous information from the first quarter of 2004 which financial statements should not be relied upon.

     The Company’s Audit Committee and management have discussed these matters with BDO Seidman LLP (“BDO”), the Company’s independent registered public accounting firm.

     The Company recognizes that the improper accounting for commission and transportation-related expenses and revenue recognition for the year ended December 31, 2003 reflected a material control weakness in the Company’s internal control over financial reporting that existed at December 31, 2003, such control weakness has been subsequently remedied during 2004.

     The Company recognizes there are certain disclosures required in this Form 10-K, including sales-related disclosures, that are impracticable to produce due to system constraints. We are implementing system changes that will enable us to provide this information on a prospective basis.

     An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of December 31, 2004 was carried out under the supervision and with the participation of the Company’s President, Chief Financial Officer, Chief Accounting Officer and other members of the Company’s senior management. The Company’s President, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

     During the twelve months ended December 31, 2004, the Company made changes to improve its internal controls over financial reporting with respect to (i) each of the Restatement Items, and (ii) monthly financial reports provided to the Company by its subsidiaries. The Company hired a new Chief Financial Officer in August 2004, a new Chief Accounting Officer in September 2004, a regional Chief Financial Officer for Greater China and Southeast Asia in October 2004 and is still hiring additional accounting staff to upgrade the financial organization. In addition, the Company has commenced its documentation required under the Sarbanes-Oxley Act of 2002 and is developing additional policies and procedures to further strengthen its international reporting, including the areas of revenue recognition, sales and expense cut-off and sales returns. The Company hired a reporting specialist in November 2004 to coordinate the world-wide Sarbanes-Oxley compliance work. In December 2004, the Company hired a general counsel, who subsequently was given additional responsibilities as the Chief Operating Officer, to enhance compliance and control.

     The Company plans to implement additional controls and procedures sufficient to accurately report financial performance on a timely basis. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

Part III

The information required by Items 10, 11, 12, 13 and 14, is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits. The following exhibits are filed with this Form 10-K:

Exhibit
Number	Exhibit Description
4.1	Articles of Incorporation, as amended.*

4.2	By-Laws of Natural Health Trends Corp.*

4.3	Specimen Certificate for shares of common stock, $.001 par value per share, of Natural Health Trends Corp.*

4.4	Form of Common Stock Purchase Warrant issued in October 2004 Private Placement.*

10.1	2002 Stock Plan, as amended.*

10.2	Option Agreement dated as October 14, 2002 granting 570,000 options to the LaCore and Woodburn Partnership.*

10.3	Option Agreement dated as October 14, 2002 granting 570,000 options to Terry LaCore.*

10.4	Option Agreement dated as July 2, 2002 granting 60,000 options to Sir Brian Wolfson.

10.5	Option Agreement dated as July 2, 2002 granting 60,000 options to Randall A. Mason.

10.6	Distributorship Agreement dated March 1, 2002 between the Company and 40J’s*

10.7	Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray and Jeff Provost.

10.8	Database Purchase Agreement, dated as of January 31, 2003, by and among NuEworld.com Commerce, Inc., a Delaware corporation, Lighthouse Marketing Corporation, a Delaware corporation), and the Company.

10.9	KGC Agreement dated March 17, 2004 between the Company and Bannks Foundation.

10.10	Stock Purchase Agreement dated March 29, 2004 between Michael Bray, Jeff Provost, Rodney Sullivan and Pam Sullivan and the Company.

10.11	Agreement and Plan of Merger, dated as of March 31, 2004, by and among the Company, MergerCo and MarketVision.*

10.12	Stockholders Agreement, dated as of March 31, 2004, by and among the Company, John Cavanaugh, Terry LaCore and Jason Landry.*

10.13	Employment Agreement, dated as of March 31, 2004, between MarketVision and John Cavanaugh.*

10.14	Employment Agreement, dated as of March 31, 2004, between MarketVision and Jason Landry.*

10.15	Guaranty of the Employment Agreements dated as of March 31, 2004 executed by Lexxus U.S.*

10.16	Software License Agreement dated as of March 31, 2004 among the Company, MergerCo and MarketVision Consulting Group, LLC.*

10.17	Employment Agreement, dated as of August 1, 2004, by and between the Company and Chris

Exhibit
Number	Exhibit Description
Sharng.*

10.18	Employment Agreement, dated as of October 7, 2004, by and between Lexxus International (Mexico), S.A. and Jose Raul Villarreal Patino

10.19	Employment Agreement, dated as of October 7, 2004, by and between Lexxus International (Mexico), S.A. and Oscar de la Mora

10.20	Employment Agreement, dated as of November 1, 2004, by and between the Company, Lexxus Japan and Richard Johnson.

10.21	Securities Purchase Agreement dated October 6, 2004 by and among the Company and the investors signatory thereto.*

10.22	Subscription Agreement (Canada) dated October 6, 2004 by and among the Company and the investors signatory thereto.*

10.23	Form of Registration Rights Agreement between the Company and the investors in the Company’s October 2004 private placement.*

10.24	Amendment No. 1 to Registration Rights Agreement dated February 23, 2005 between the Company and the investors in the Company’s October 2004 private placement.

10.25	Amendment No. 1 to Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost.

10.26	Royalty Agreement dated March 1, 2005 by and among Steve Francisco, Dan Catto, and the Company.

14.1	Code of Business Conduct.

14.2	Code of Ethics for Senior Financial Officers.

21.1	Subsidiaries of the Company.

31.1	Certification of the President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the President pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, State of Texas, on March 31, 2005.

NATURAL HEALTH TRENDS CORP.
By:	/s/ Mark D. Woodburn
	Name:	Mark D. Woodburn
	Title:	President

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sir Brian Wolfson Sir Brian Wolfson	Chairman of the Board	March 31, 2005

/s/ Mark D. Woodburn Mark D. Woodburn	President and Director (Principal Executive Officer)	March 31, 2005

/s/ Terry LaCore Terry LaCore	Chief Executive Officer of Lexxus U.S. and Director	March 31, 2005

/s/ Chris T. Sharng Chris Sharng	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2005

/s/ Timothy S. Davidson Timothy S. Davidson	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2005

/s/ Robert H. Hesse Robert H. Hesse	Director	March 31, 2005

/s/ Randall A. Mason Randall A. Mason	Director	March 31, 2005