Form 10-Q
period 2005-03-31
NATURAL HEALTH TRENDS CORP
filed 2005-05-16
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 0-26272

NATURAL HEALTH TRENDS CORP.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2705336 (I.R.S. Employer Identification No.)

12901 Hutton Drive
Dallas, Texas 75234
(Address of principal executive offices)
(Zip code)

(972) 241-4080
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At April 30, 2005, the number of shares outstanding of the registrant’s common stock was 6,819,667 shares.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
March 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December	March
	31, 2004	31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,324	$25,571
Restricted cash	2,395	2,175
Accounts receivable	209	153
Inventories, net	13,991	14,317
Other current assets	2,096	3,019

Total current assets	41,015	45,235
Property and equipment, net	579	675
Goodwill	14,145	14,145
Intangible assets, net	5,474	5,247
Deferred tax assets	434	434
Other assets	458	669

Total assets	$62,105	$66,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,248	$2,945
Income taxes payable	1,797	2,489
Accrued distributor commissions	4,259	4,616
Other accrued expenses	3,250	2,800
Deferred revenue	9,551	9,667
Current portion of debt	796	573
Other current liabilities	1,595	1,835

Total current liabilities	23,496	24,925
Debt	22	15

Total liabilities	23,518	24,940
Commitments and contingencies
Minority interest	598	615
Mezzanine common stock	960	960
Stockholders’ equity:
Preferred stock, $1,000 par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 6,819,667 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	7	7
Additional paid-in capital	64,933	64,873
Accumulated deficit	(27,799)	(25,004)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(112)	14

Total stockholders’ equity	37,029	39,890

Total liabilities and stockholders’ equity	$62,105	$66,405

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2004	2005
	As Restated
Net sales	$38,745	$42,759
Cost of sales	8,254	8,166

Gross profit	30,491	34,593
Operating expenses:
Distributor commissions	19,745	21,273
Selling, general and administrative expenses	5,968	9,246

Total operating expenses	25,713	30,519

Income from operations	4,778	4,074
Other income (expense), net	159	(274)

Income before income taxes and minority interest	4,937	3,800
Income tax provision	(798)	(988)
Minority interest	(378)	(17)

Net income	$3,761	$2,795

Income per share:
Basic	$0.81	$0.41

Diluted	$0.64	$0.34

Weighted-average number of shares outstanding:
Basic	4,667	6,820

Diluted	5,909	8,254

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2004	2005
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,761	$2,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	115	75
Amortization of intangibles	83	227
Minority interest	378	17
Imputed compensation	33	33
Common stock issued for services	11	—
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	(210)	59
Inventories, net	(2,206)	(488)
Other current assets	(1,105)	(984)
Other assets	429	(208)
Accounts payable	848	714
Income taxes payable	389	692
Accrued distributor commissions	3,112	430
Other accrued expenses	1,197	(447)
Deferred revenue	(1,582)	248
Other current liabilities	52	255

Net cash provided by operating activities	5,305	3,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(76)	(167)
Increase (decrease) in restricted cash	(976)	239

Net cash provided by (used in) investing activities	(1,052)	72

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(55)	(230)
Offering costs	—	(93)

Net cash used in financing activities	(55)	(323)

Effect of exchange rates on cash and cash equivalents	(65)	80

Net increase in cash and cash equivalents	4,133	3,247
CASH AND CASH EQUIVALENTS, beginning of period	11,133	22,324

CASH AND CASH EQUIVALENTS, end of period	$15,266	$25,571

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

     Natural Health Trends Corp. (the “Company”) is an international direct selling organization headquartered in Dallas, Texas. The Company was incorporated as a Florida corporation in 1988. Subsidiaries controlled by the Company sell products to a distributor network that either use the products themselves or resell them to consumers. The Company’s products promote health, wellness and vitality and are sold under the Lexxus and Kaire brands. The Company is planning to re-incorporate in the state of Delaware, should our stockholders approve the re-incorporation proposal at the upcoming June 1, 2005 annual meeting.

     The Company’s majority-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States and Canada; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia, the Philippines, Thailand and Indonesia; Eastern Europe, which consists of Russia, Mongolia and other former Soviet Union Republics; Australia and New Zealand, South Korea, Japan, and Mexico.

Basis of Presentation

     The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2005. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 31, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting for Stock-Based Compensation

     The Company continues to account for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
	As Restated
Net income, as reported	$3,761	$2,795
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,837)	(20)

Pro forma net income (loss)	$(76)	$2,775

Basic income (loss) per share:
As reported	$0.81	$0.41
Pro forma	$(0.02)	$0.41
Diluted income (loss) per share:
As reported	$0.64	$0.34
Pro forma	$(0.02)	$0.34

     The weighted-average fair value of options granted was $12.36 for the three months ended March 31, 2004. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 4 years, risk-free interest rate of 2.5%, expected volatility of 97%, and dividend yield of zero. No options were granted during the three months ended March 31, 2005.

Income Per Share

     Basic income per share is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon the exercise of outstanding stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

     The dilutive effect of stock options and warrants is reflected by application of the treasury stock method. The potential tax benefit derived from exercise of non-qualified stock options has been excluded from the treasury stock calculation as the Company is uncertain that the benefit will be realized.

	Three Months Ended March 31,
	2004	2005
	(In Thousands, Except Per Share Data)
	As Restated
Net income	$3,761	$2,795

Basic weighted-average number of shares outstanding	4,667	6,820
Effect of dilutive stock options and warrants	1,242	1,434

Diluted weighted-average number of shares outstanding	5,909	8,254

Income per share:
Basic	$0.81	$0.41
Diluted	$0.64	$0.34

     A warrant to purchase 1,419 shares of common stock was outstanding during the three months ended March 31, 2004 and 2005 but was not included in the computation of diluted income per share because the exercise price was greater than the average market price of the common shares. Such warrant expired on March 31, 2005.

     Options to purchase 310,000 shares of common stock were outstanding during the three months ended March 31, 2005 but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares. The options, which expire on March 31, 2011, were still outstanding at March 31, 2005.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that we record compensation expense for stock options issued, based on the estimated fair value of the options at the date of grant. This statement is effective at the beginning of the next fiscal year that begins after June 15, 2005. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant. We have not yet determined what impact, if any, the proposed pronouncement would have on our financial statements.

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     On March 23, 2005, the Company filed a Current Report on Form 8-K to report, after consultation with its audit committee, that an amendment to its financial statements for the year ended December 31, 2003 and for the first quarter of 2004 is warranted as certain commission and transportation-related expenses incurred as of December 31, 2003 were under-accrued and certain revenues not earned until 2004 were improperly recorded as revenue by its Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003. The restatement of the financial statements for the year ended December 31, 2003 will reduce the Company’s net sales by approximately $310,000, increase cost of sales by approximately $180,000, increase distributor commission expense by approximately $460,000, reduce minority interest expense by approximately $300,000, and reduce after-tax net income by approximately $650,000 for the quarter as well as the year ended December 31, 2003.

     For the quarter ended March 31, 2004, the restatement will increase the Company’s net sales by approximately $310,000, reduce cost of sales by approximately $180,000, reduce distributor commission expense by approximately $460,000, increase minority interest expense by approximately $300,000, and increase after-tax net income by approximately $650,000 for the quarter ended March 31, 2004.

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

     A reconciliation of the amounts as previously reported and as restated for the three months ended March 31, 2004 is as follows (in thousands, except per share data):

	As
	Previously			As
	Reported	Adjustments		Restated
Net sales	$38,435	$310	[1]	$38,745
Gross profit	30,001	490	[2]	30,491
Distributor commissions	20,204	(459)[3]		19,745
Selling, general and administrative expenses	5,968	—		5,968
Income from operations	3,829	949		4,778
Net income	3,111	650	[4]	3,761

Income per share:
Basic	$0.67			$0.81
Diluted	$0.53			$0.64

[1] Revenues not earned until 2004 were improperly recorded as revenue by the Company’s Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003.

[2] Includes certain transportation-related expenses incurred but not accrued as of December 31, 2003.

[3] Reflects distributor commissions incurred but not accrued as of December 31, 2003.

[4] Includes minority interest related to the restatement adjustments.

4. COMPREHENSIVE INCOME (In Thousands)

	Three Months Ended March 31,
	2004	2005
	As Restated
Net income	$3,761	$2,795
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(145)	126

Comprehensive income	$3,616	$2,921

5. BUSINESS COMBINATION

     On March 31, 2004, the Company entered into a merger agreement with MarketVision. MarketVision is the exclusive developer and service provider of direct selling internet technology used by the Company since 2001. MarketVision hosts and maintains the internet technology for the Company and charges an annual fee for this service based upon the number of enrolled distributors of the Company’s products. MarketVision earned revenues for this service of approximately $579,000 for the three months ended March 31, 2004.

     The results of operations of MarketVision have been included in the Company’s consolidated statements of operations since the completion of the acquisition on March 31, 2004. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of MarketVision occurred on January 1, 2004 (in thousands, except per share data):

	Three Months Ended March 31, 2004
	Actual	Pro Forma
	As Restated
Net sales	$38,745	$38,745
Net income	$3,761	$3,862
Income per share:
Basic	$0.81	$0.72
Diluted	$0.64	$0.59

6. CONTINGENCIES

     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleges that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of approximately $200,000. LXK also incurred related costs of approximately $40,000 as a result of the judgment. The Company recorded a reserve for the entire $240,000 at December 31, 2004 and is appealing the ruling. The failure to sell Alura in South Korea is not anticipated to have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of LXK.

     On or around March 31, 2004, Lexxus International, Inc. (“Lexxus U.S.”) received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. After Mr. Loghry threatened to commence suit against Lexxus U.S. and the Company in Nebraska, on May 13, 2004, Lexxus U.S. and the Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus U.S. or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus U.S. asserting his previously articulated claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus U.S., including against Terry LaCore, the Chief Executive Officer of Lexxus U.S. and a director of the Company, and Mark Woodburn, President of the Company and a director, for fraud, LaCore, Woodburn, and a certain Lexxus distributor for conspiracy to commit fraud and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Discovery is ongoing and the Company intends to vigorously defend itself in this case.

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

     On November 12, 2004, Dorothy Porter filed a complaint against the Company in the United States District Court for the Southern District of Illinois alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceuticals, Inc., a former subsidiary of the Company, and, thereafter, eKaire.com, Inc., a wholly-owned subsidiary of the Company. Ms. Porter has sued the Company for strict liability, breach of warranty and negligence. The Company intends to defend this case vigorously and on December 27, 2004 filed an answer denying the allegations contained in the complaint. The plaintiff demanded $2 million in damages to settle the case. On March 7, 2005, a Notice of Tag-Along Action was filed by Ms. Porter with the Judicial Panel on Multidistrict Litigation. It is anticipated that this case will be placed on the next Conditional Transfer Order and, ultimately, transferred to the consolidated Ephedra Products Liability proceedings in the United States District Court for the Southern District of New York. The Company does not believe that the plaintiff can demonstrate that its products caused the alleged injury and intends to vigorously defend this action.

     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between De la Mora and Villarreal and Nature’s Sunshine. On January 21, 2005, the Company, De la Mora, Villarreal, and Nature’s Sunshine entered into a stipulation and agreed order restraining De la Mora and Villarreal from using or disclosing any confidential information of Nature’s Sunshine, restraining the Company from attempting to obtain any confidential information of Nature’s Sunshine, and restraining all parties from soliciting Nature’s Sunshine employees and distributors. De la Mora and Villarreal were not restrained from their continued employment with the Company, however, Nature’s Sunshine may seek such restraint at any future point in the litigation, whether in federal court or, if the federal court remands the case to state court as Nature’s Sunshine has requested, by the state court. On March 15, 2005, Nature’s Sunshine filed an Amended Complaint against De la Mora and Villarreal and the Company’s Mexican subsidiary, dropping the previously asserted claims against the Company and Lexxus U.S.. Nature’s Sunshine subsequently filed a renewed motion to remand arguing that because of the change in the parties, the federal court did not have subject matter jurisdiction. On May 2, 2005, the federal court once again refused to remand the case to state court. On May 4, 2005, Nature’s Sunshine filed notice of its voluntary dismissal of the lawsuit, which was granted by the federal court on May 5, 2005. The Company intends to vigorously defend this case on its own behalf, to the extent the Company remains a party, and on behalf of De la Mora and Villarreal. The Company believes the voluntary dismissal is another attempt by Nature’s Sunshine to avoid federal court jurisdiction and that a case will be re-filed against De la Mora and Villarreal in state court. If the Company or De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to change its Mexico management team, at least during the unexpired term of any enforceable non-compete period.

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

7. RELATED PARTY TRANSACTIONS

     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, Chief Executive Officer of Lexxus U.S. and a director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provides warehouse facilities and certain equipment, manages and ships inventory, provides independent distributor support services and disburses payments to independent distributors. In exchange for these services, the Company pays $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $39,000 for each of the three month periods ended March 31, 2004 and 2005.

     In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, President of the Company and a director, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. In exchange for such services, the Company starting June 8, 2001 paid to Ohio Valley Welding, Inc., an affiliate of William Woodburn, $6,250 on a bi-weekly basis. The Company paid $37,500 for the three month period ended March 31, 2004 to Ohio Valley Welding, Inc. The consulting agreement between the Company and William Woodburn was terminated as of September 30, 2004.

     The Company’s former controller is married to Mark Woodburn, President of the Company and a director. Her employment with the Company ended in August 2004. The Company paid her approximately $23,000 for the three month period ended March 31, 2004.

     On March 31, 2004, the Company entered into a merger agreement with MarketVision, pursuant to which the Company acquired all of the outstanding capital stock of MarketVision (see Note 5). As a founding stockholder of MarketVision, Terry LaCore, Chief Executive Officer of Lexxus U.S. and a director of the Company, received 450,000 shares of the Company’s common stock and is entitled to receive approximately $840,000 plus interest from promissory notes issued by the Company. As of March 31, 2005, the outstanding balance due Mr. LaCore was approximately $206,000.

8. SUBSEQUENT EVENTS

     Pursuant to the registration rights agreement entered into in connection with the private placement of units in October 2004, the Company agreed to register the shares included in the units and the shares issuable upon exercise of the warrants included in the units for resale. The registration rights agreement provides for the payment of certain liquidated damages in the event that delays are experienced in the Securities and Exchange Commission’s declaring that registration statement effective. The Company agrees to use commercially reasonable efforts to effect and maintain the effectiveness of a registration statement. If the registration statement is not effective within 180 days after the closing date, or approximately April 4, 2005, the Company will be required to pay the buyers the aggregate amount of approximately $85,000, which also applies in the event that the Company fails to maintain the effectiveness of the registration statement after its initial effectiveness, subject to certain exceptions. The Company filed a preliminary registration statement with the SEC on April 13, 2005 and paid a total of approximately $85,000 in liquidated damages on April 14, 2005. The registration statement became effective on April 28, 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 31, 2005, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Company Overview

     Natural Health Trends Corp. (the “Company”) is an international direct selling organization. We control subsidiaries that distribute products through two separate direct selling businesses that promote health, wellness and vitality. Lexxus International, Inc., our wholly-owned subsidiary (“Lexxus U.S.”), and other Lexxus subsidiaries (collectively, “Lexxus”), sell certain cosmetic products, consumer as well as “quality of life” products, which accounted for approximately 99% of our consolidated net revenues in 2004 as well as in the quarter ended March 31, 2005. eKaire.com, Inc. (“eKaire”), our wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness.

     Lexxus commenced operations in January 2001 and has experienced tremendous growth, as we are currently conducting business in at least 30 countries through approximately 131,400 active distributors as of March 31, 2005. (We consider a distributor “active” if he or she has placed at least one product order with us during the preceding year). The Lexxus business includes KGC Networks Pte. Ltd. (“KGC”), a Singapore company owned 51% by the Company and 49% by a European private investor. KGC sells Lexxus products into a separate network with distributors primarily in Russia and other Eastern European countries. eKaire has been in business since 2000 and is operating in four countries through approximately 3,400 active distributors.

     We have experienced significant revenue growth over the last few years due in part to our efforts to expand into new markets. We intend to pursue additional foreign markets in 2005. We anticipate commencing revenue generation in Mexico (in the second quarter of 2005) and Japan (in the third quarter of 2005). We also plan to start opening experience centers and franchised retail stores in China beginning mid 2005.

     In the quarter ended March 31, 2005, we generated approximately 88% of our revenue from outside North America, with sales in Hong Kong representing approximately 59% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

Income Statement Presentation

     Net Sales. The Company derives its revenue from sales of its products, sales of its enrollment packages, and from shipping charges. Substantially all of its product sales are to independent distributors at published wholesale prices. We translate revenue from each market’s local currency into U.S. dollars using average rates of exchange during the period. The following table sets forth revenue by market and product line for the time periods indicated (in thousands).

	Three Months Ended March 31,
	2004	2005
	As Restated
North America	$3,548	$4,656
Hong Kong	26,158	25,208
Taiwan	852	878
Southeast Asia	112	1,280
Eastern Europe	6,413	8,404
South Korea	988	1,484
Australia/New Zealand	100	336
Other	70	—

Total Lexxus	38,241	42,246

North America	371	398
Australia/New Zealand	133	115

Total Kaire	504	513

	$38,745	$42,759

     Cost of Sales. Cost of sales consist primarily of products purchased from third-party manufacturers, freight cost of shipping products to distributors and import duties for the products, costs of promotional materials sold to the Company’s distributors at or near cost, provisions for slow moving or obsolete inventories and, prior to the closing of the merger with MarketVision Communications Corp. (“MarketVision”) as of March 31, 2004, the amortization of fees charged by the Company’s third party software service provider. Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs. Certain prior year amounts have been re-classified into cost of sales so that the financial statements are comparable between periods.

     Distributor Commissions. Distributor commissions are our most significant expense and are classified as operating expenses. Under our compensation plan, distributors are paid weekly commissions in the distributor’s home country, in their local currency, for product sold by that distributor’s down-line distributor network across all geographic markets. Distributors are not paid commissions on purchases or sales of our products made directly by them. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to do business.

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

     In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Distributor commissions are dependent on the sales mix and, for 2004, typically ranged between 42% and 55% of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. In January 2005, we implemented a 5% price increase across all product lines without changing the sales volume points assigned to them. Effectively the price increase is expected to reduce the distributor commissions as a percentage of revenue.

     Selling, General and Administrative Expenses (“SG&A”). Selling, general and administrative expenses consist of administrative compensation and benefits, travel, credit card fees and assessments, professional fees, certain occupancy costs, depreciation and amortization, and other corporate administrative expenses. In addition, this category includes selling, marketing, and promotion expenses including costs of distributor conventions which are designed to increase both product awareness and distributor recruitment. Because our various distributor conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.

     Income Tax Provision. Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. We have begun the initial steps of implementing a foreign holding and operating company structure for our non-United States businesses. This new structure is expected to re-organize our non-United States subsidiaries in the Cayman Islands. Though our goal is to improve the overall tax rate, there is no assurance that the new tax structure could be successful. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements, plans, or arrangements, or require changes in our transfer pricing practices, we could be required to pay higher taxes, interest and penalties, and our earnings would be adversely affected.

Critical Accounting Policies and Estimates

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

     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets and goodwill, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above. If circumstances change relating to the various assumptions or other factors used in such estimates the Company could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. The Company’s critical accounting policies at March 31, 2005 include the following:

     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at March 31, 2005 was approximately $14,317,000. Inventory write-downs for the quarter ended March 31, 2005 were not significant.

     Asset Impairment. The Company reviews the book value of its property and equipment and intangible assets whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. The Company’s impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. The Company believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, the Company would have to recognize an impairment loss to the extent the net book value of the asset exceeds its fair value. At March 31, 2005, the net book value of the Company’s property and equipment and intangible assets were approximately $675,000 and $5,247,000, respectively. No such losses were recognized for the quarter ended March 31, 2005.

     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 18% of product sales. Sales returns are approximately 4% of product sales for the three months ended March 31, 2004 and 2005. The allowance for sales returns was approximately $1,541,000 and $1,257,000 at December 31, 2004 and March 31, 2005, respectively. No material changes in estimates have been recognized for the quarter ended March 31, 2005.

     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $4.9 million at December 31, 2004 and $4.5 million at March 31, 2005.

     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. Prior to the merger with MarketVision on March 31, 2004, the Company paid MarketVision a fixed amount in exchange for MarketVision creating and maintaining individual web pages for such distributors. These payments to MarketVision were deferred and recorded as a prepaid expense. The related amortization was recorded to cost of sales over the term of the arrangement. The remaining unamortized costs were included in the determination of the purchase price of MarketVision. Subsequent to the acquisition of MarketVision, no upfront costs are deferred as the amount is nominal. Deferred enrollment package revenue totaled $4.7 million at December 31, 2004 and $5.2 million at March 31, 2005. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize its deferred revenue over a longer period of time.

     Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2004, the Company recognized net deferred tax assets of approximately $515 thousand as it expects to utilize a portion of its net operating loss carry-forward in connection with the implementation of a foreign holding and operating company restructure. A valuation allowance of $1.5 million was established for the remainder of its net deferred tax assets. If the Company is unable to realize the expected future benefits of its deferred tax assets, it would be required to provide an additional valuation allowance.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2004	2005
Net sales	100%	100%
Cost of sales	21.3	19.1

Gross profit	78.7	80.9
Operating expenses:
Distributor commissions	51.0	49.8
Selling, general and administrative expenses	15.4	21.6

Total operating expenses	66.4	71.4

Income from operations	12.3	9.5
Other income (expense), net	0.4	(0.6)

Income before income taxes and minority interest	12.7	8.9
Income tax provision	(2.0)	(2.3)
Minority interest	(1.0)	(0.1)

Net income	9.7%	6.5%

     Net Sales. Net sales were approximately $42,759,000 for the three months ended March 31, 2005 compared to $38,745,000 for the three months ended March 31, 2004. This net increase of approximately $4,014,000 or 10% was largely due to additional revenue recorded by the Company’s operations in Eastern Europe ($2.0 million), South Korea ($0.5 million) and North America ($1.1 million). In addition, independent distributors purchased products ($1.0 million) from our other Asian subsidiaries in anticipation of our opening in the Japanese market in the third quarter. The growth in sales is also attributable to an increase in the number of active independent distributors and a 5% product price increase in January 2005. As of March 31, 2005, the operating subsidiaries of the Company had approximately 135,000 active distributors, compared to 133,000 active independent distributors at the end of 2004, and 92,500 at the end of the first quarter of 2004. As of March 31, 2005, the Company had deferred revenue of approximately $9.7 million of which $4.5 million pertained to goods shipped in the second quarter of 2005 and recognized as revenue at that time and $5.2 million pertained to enrollment package revenue.

     Cost of Sales. Cost of sales was approximately $8,166,000 or 19.1% of net sales for the three months ended March 31, 2005 compared with approximately $8,254,000 or 21.3% of net sales for the three months ended March 31, 2004. This decrease of approximately $88,000 or 1% was primarily driven by the elimination of commissions (approximately $579,000) paid to MarketVision Communications Corp., the Company’s Internet-based distributor system service provider which was acquired by the Company on March 31, 2004, partly offset by increased sales. Cost of sales as a percentage of net sales decreased over a year ago, mainly due to a 5% price increase instituted in January 2005 as well as the elimination of the commissions paid to MarketVision after its acquisition by the Company on March 31, 2004.

     Gross Profit. Gross profit was approximately $34,593,000 or 80.9% of net sales for the three months ended March 31, 2005 compared with approximately $30,491,000 or 78.7% of net sales for the three months ended March 31, 2004. This increase of approximately $4,102,000 or 13% was primarily driven by increased sales, a 5% price increase instituted in January 2005, as well as the elimination of the commissions paid to MarketVision after its acquisition by the Company on March 31, 2004.

     Distributor Commissions. Distributor commissions were approximately $21,273,000 or 49.8% of net sales for the three months ended March 31, 2005 compared with approximately $19,745,000 or 51.0% of net sales for the three months ended December 31, 2004. This increase of approximately $1,528,000 or 8% was mainly due to sales increase. The decrease in distributor commissions as a percentage of sales over a year ago was primarily related to the 5% price increase the Company instituted without changing the sales volume points assigned to the products.

     Selling, General and Administrative Expenses. SG&A costs were approximately $9,246,000 or 21.6% of net sales for the three months ended March 31, 2005 compared with approximately $5,968,000 or 15.4% of net sales for the three months ended March 31, 2004. This increase of approximately $3,278,000 or 55% was mainly attributable to additional marketing-related expenses primarily in Eastern Europe and Hong Kong, greater professional fees in the United States, spending for our new operations in Mexico, Japan and China, as well as the acquisition of MarketVision on March 31, 2004. SG&A costs are expected to increase significantly for the balance of the year as spending on new markets as well as marketing events increase.

     Other Income (Expense). Other expense was approximately $274,000 for the three months ended March 31, 2005 compared with an income of approximately $159,000 for the quarter ended March 31, 2004. This unfavorable variance of approximately $433,000 was due to exchange losses caused by a strengthening of the U.S. dollar since December 31, 2004.

     Income Taxes. Income tax expense was approximately $988,000 or 26% of the income before income taxes and minority interest for the three months ended March 31, 2005, compared with $798,000 or 16% of income before income taxes and minority interest for the three months ended March 31, 2004. The increase in effective tax rate was attributable to use of net operating loss in the U.S. and lower effective tax rates on foreign earnings in 2004 compared to 2005.

     Minority Interest. Minority interest expense was approximately $17,000 for the three months ended March 31, 2005, compared to approximately $378,000 for the three months ended March 31, 2004. The decrease in the expense relates primarily to the decreased profitability of our 51%-owned subsidiary, KGC Networks Pte. Ltd.

     Net Income. Net income was approximately $2,795,000 or 6.5% of net sales for the three months ended March 31, 2005, compared to net income of approximately $3,761,000 or 9.7% of net sales for the three months ended March 31, 2004. The decrease in net income was primarily due to greater SG&A costs.

Liquidity and Capital Resources

     Cash generated from operations is the main funding source for the Company’s working capital and capital expenditure. In the past, the Company also borrowed from institutions and individuals and issued preferred stock. In October 2004, the Company raised approximately $16 million, net of transaction fees, through a private equity placement.

     At March 31, 2005, the ratio of current assets to current liabilities was 1.81 to 1.00 and the Company had working capital of approximately $20.3 million.

     Cash provided by operations for the three months ended March 31, 2005 was approximately $3.4 million. The sales increase and the Company’s anticipation of continued sales increase in the near future was the most significant underlying trend for cash flows from operating activities and the change in the Company’s working capital. Cash was mainly generated from earnings, increases in accrued distributor commissions and deferred revenue, all driven by sales increase. But there is no assurance that the expected sales increase in the near turn would be realized.

     Cash provided by investing activities during the period was approximately $72 thousand, which primarily relates to a reduction in restricted cash. Cash used in financing activities during the period was approximately $323 thousand due to the continued repayment of MarketVision promissory notes. In connection with the MarketVision acquisition, the Company issued three different promissory notes in the aggregate principal amount of approximately $3.2 million. As of March 31, 2005, approximately $458 thousand remained to be paid over the rest of the year in 2005.

     Total cash increased by approximately $3,247,000 during the period.

     With cash generated from profitable business operations and the net proceeds from the private placement closed in October 2004, the Company believes that its existing liquidity and cash flows from operations, including its cash and cash equivalents, should be adequate to fund normal business operations expected in the future.

     The Company intends to continue to open additional operations in new foreign markets. The Company is currently incurring expenses to develop its launches into the Mexican and Japanese markets in 2005. The estimated initial cost for entering into the Mexican market is $2 million to $3 million, and $5 million to $7 million for the Japanese market.

     China is currently the Company’s most important business development project. Direct selling, or multi-level marketing, is currently prohibited in China. The Chinese government has agreed to open the direct selling market and has published drafts of pertinent legislation. We are uncertain as to when the draft legislation will be adopted. Before the formal adoption of direct selling laws, many of the international direct selling companies have started to operate in China by employing a retail format. In June 2004, Lexxus obtained a license to engage in retail business in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment that the Company made in January 2005. In planning for retail operations, the Company estimates that each “experience center”, where prospective distributors or consumers could sample the Company’s products, will cost approximately $50,000 to $100,000 to build out, plus approximately $100,000 to $250,000 of annual lease costs. The Company is evaluating the number, location, timing and format of, up to four experience centers, where prospective consumers can come in to sample and appreciate our products, as well as the franchised store openings.

     As part of the Company’s plan to expand business in China, we also plan on opening a manufacturing facility in China during the second half of this year. At this point, we do not have specific cost and volume information regarding the plant. Our current intention is to start with part of the manufacturing processes needed to produce our products in China and add more processes later on, depending on our progress and the regulatory environment.

     Since the airing of a negative program on Chinese television on April 12, 2004, to the knowledge of the Company, the Chinese government has not initiated any investigation of the Company or its independent distributors. Nevertheless the Company is also unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to commence direct selling operations there. Further, if the Company is successful in obtaining a direct selling license to do business in China, it is uncertain as to whether the Company will generate profits from such operations.

     The Company plans to launch a new product in the North American market in the second quarter. The inventory purchase for the initial order, which is based on our internal projection and not a requirement by the vendor, is approximately $1.5 million.

Off – Balance Sheet Arrangements

     The Company does not utilize off-balance sheet financing arrangements other than in the normal course of business. The Company finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.

Forward Looking Statements

     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this report, the words “believe,” “anticipate,” “intend”, “estimate,” “expect,” “project”, “could”, “would”, “may”, “plan”, “predict”, “pursue”, “continue”, “feel” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

     We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the date of this report and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	our relationship with our distributors;

•	our need to continually recruit new distributors;

•	our internal controls and accounting methods may require further modification;

•	regulatory matters governing our products and network marketing system;

•	our relationship with our majority owned subsidiary operating in Russia and other Eastern European countries;

•	our ability to recruit and maintain key management;

•	adverse publicity associated with our products or direct selling organizations;

•	product liability claims; our reliance on outside manufacturers;

•	risks associated with operating internationally, including foreign exchange risks;

•	product concentration;

•	dependence on increased penetration of existing markets;

•	the competitive nature of our business; and

•	our ability to generate sufficient cash to operate and expand our business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     In the first quarter of 2005, approximately 88% of our revenue was recorded in markets outside the United States. However, that figure does not accurately reflect our foreign currency exposure mainly because the Hong Kong dollar is pegged to the U.S. dollar. We also purchase all inventories in U.S. dollars. Therefore, our currency exposure, mainly to European euro, Korean won, Singapore dollar, New Taiwan dollar and Australia dollar, represents approximately 30% of our revenue in the first three months of 2005.

     In preparing our consolidated financial statements, we translate revenue and expenses in foreign countries from their local currencies into U.S. dollars using the average exchange rates for the period. The local currency of each subsidiary’s primary markets is considered the functional currency. The effect of the translation of the Company’s foreign operations is included in accumulated other comprehensive income within stockholders’ equity and does not impact the statement of operations.

     As currency rates change, translation of our foreign currency functional businesses into U.S. dollars affects year-over-year comparability of equity. We do not plan to hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included European euro, Korean won, New Taiwan dollar, Australian dollar and Canadian dollar. Japanese yen and Mexican peso are expected to be more significant as we enter those two markets.

Hedging

     Our exposure to foreign currency fluctuation is expected to increase, as the Company opens for business in Japan and Mexico. The Company currently has no specific plans but expects to evaluate whether it should use forward or option contracts to hedge its foreign currency exposure.

Seasonality

     In addition to general economic factors, the Company’s revenue is slightly impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. We believe that direct selling in the United States and Europe is also generally negatively impacted during the month of August, which is in our third quarter, when many individuals, including our distributors, traditionally take time off for vacations.

     The seasonality of the Company’s spending in SG&A is significantly impacted by the timing of major meetings, events, advertising, promotions and other marketing-related programs, which are materially discretionary. For example, the marketing-related spending is generally less in the first quarter when no major event is planned. The Company currently does not have a fixed calendar for when these events are held.

Interest Rate Risk

     As of March 31, 2005, we do not think the Company has any exposure to interest rate risk as the Company has limited borrowings that are interest rate sensitive.

Item 4. CONTROLS AND PROCEDURES

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

     The restatement of the financial statements for the year ended December 31, 2003 will reduce the Company’s net sales by approximately $310,000, increase cost of sales by approximately $180,000, increase distributor commission expense by approximately $460,000, reduce the minority interest expense by approximately $300,000, and reduce after-tax net income by approximately $650,000 for the quarter as well as the year ended December 31, 2003.

     For the quarter ended March 31, 2004, the restatement will increase the Company’s net sales by approximately $310,000, reduce cost of sales by approximately $180,000, reduce distributor commission expense by approximately $460,000, increase the minority interest expense by approximately $300,000, and increase after-tax net income by approximately $650,000 for the quarter ended March 31, 2004.

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

     An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of March 31, 2005 was carried out under the supervision and with the participation of the Company’s President, Chief Financial Officer, Chief Accounting Officer and other members of the Company’s senior management. The Company’s President, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as currently in effect are not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a significant disclosure control weakness resulting from an inaccurate tax provision calculation during the first quarter of 2005, discovered by our auditors and corrected by us. Our tax provision calculation requires significant management assumptions, including, but not limited to, the timing and the effectiveness of the contemplated reorganization of our non-United States subsidiaries in the Cayman Islands, the utilization of remaining net operating losses carried forward, as well as the profitability balance between domestic and international markets.

Changes in Internal Controls

     In 2004 and the first quarter of 2005, the Company made changes to improve its internal controls over financial reporting with respect to (i) each of the Restatement Items, and (ii) monthly financial reports provided to the Company by its subsidiaries. The Company hired a new Chief Financial Officer in August 2004, a new Chief Accounting Officer in September 2004, a regional Chief Financial Officer for Greater China and Southeast Asia in October 2004 and other additional staff to upgrade our financial organization. In addition, the Company has commenced its documentation required under the Sarbanes-Oxley Act of 2002 and is developing additional policies and procedures to further strengthen its international reporting, including the areas of revenue recognition, sales and expense cut-off and sales returns. The Company hired a reporting specialist in November 2004 to coordinate the world-wide Sarbanes-Oxley compliance work. In December 2004, the Company hired a general counsel, who subsequently was given additional responsibilities as the Chief Operating Officer, to enhance compliance and control.

     The Company plans to implement additional controls and procedures sufficient to accurately report financial performance on a timely basis. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleges that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of approximately $200,000. LXK also incurred related costs of approximately $40,000 as a result of the judgment. The Company recorded a reserve for the entire $240,000 at December 31, 2004 and is appealing the ruling. The failure to sell Alura in South Korea is not anticipated to have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of LXK.

     On or around March 31, 2004, Lexxus International, Inc. (“Lexxus U.S.”) received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. After Mr. Loghry threatened to commence suit against Lexxus U.S. and the Company in Nebraska, on May 13, 2004, Lexxus U.S. and the

Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus U.S. or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus U.S. asserting his previously articulated claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus U.S., including against Terry LaCore, the Chief Executive Officer of Lexxus U.S. and a director of the Company, and Mark Woodburn, President of the Company and a director, for fraud, LaCore, Woodburn, and a certain Lexxus distributor for conspiracy to commit fraud and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Discovery is ongoing and the Company intends to vigorously defend itself in this case.

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

     On November 12, 2004, Dorothy Porter filed a complaint against the Company in the United States District Court for the Southern District of Illinois alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceuticals, Inc., a former subsidiary of the Company, and, thereafter, eKaire.com, Inc., a wholly-owned subsidiary of the Company. Ms. Porter has sued the Company for strict liability, breach of warranty and negligence. The Company intends to defend this case vigorously and on December 27, 2004 filed an answer denying the allegations contained in the complaint. The plaintiff demanded $2 million in damages to settle the case. On March 7, 2005, a Notice of Tag-Along Action was filed by Ms. Porter with the Judicial Panel on Multidistrict Litigation. It is anticipated that this case will be placed on the next Conditional Transfer Order and, ultimately, transferred to the consolidated Ephedra Products Liability proceedings in the United States District Court for the Southern District of New York. The Company does not believe that the plaintiff can demonstrate that its products caused the alleged injury and intends to vigorously defend this action.

     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between De la Mora and Villarreal and Nature’s Sunshine. On January 21, 2005, the Company, De la Mora, Villarreal, and Nature’s Sunshine entered into a stipulation and agreed order restraining De la Mora and Villarreal from using or disclosing any confidential information of Nature’s Sunshine, restraining the Company from attempting to obtain any confidential information of Nature’s Sunshine, and restraining all parties from soliciting Nature’s Sunshine employees and distributors. De la Mora and Villarreal were not restrained from their continued employment with the Company, however, Nature’s Sunshine may seek such restraint at any future point in the litigation, whether in federal court or, if the federal court remands the case to state court as Nature’s Sunshine has requested, by the state court. On March 15, 2005, Nature’s Sunshine filed an Amended Complaint against De la Mora and Villarreal and the Company’s Mexican subsidiary, dropping the previously asserted claims against the Company and Lexxus U.S.. Nature’s Sunshine subsequently filed a renewed motion to remand arguing that because of the change in the parties, the federal court did not have subject matter jurisdiction. On May 2, 2005, the federal court once again refused to remand the case to state court. On May 4, 2005, Nature’s Sunshine filed notice of its voluntary dismissal of the lawsuit, which was granted by the federal court on May 5, 2005. The Company intends to vigorously defend this case on its own behalf, to the extent the Company remains a party, and on behalf of De la Mora and Villarreal. The Company believes the voluntary dismissal is another attempt by Nature’s Sunshine to avoid federal court jurisdiction and that a case will be re-filed against De la Mora and Villarreal in state court. If the Company or De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to change its Mexico management team, at least during the unexpired term of any enforceable non-compete period.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: May 16, 2005	/s/ Mark D. Woodburn

Mark D. Woodburn
President
(Principal Executive Officer)

Date: May 16, 2005	/s/ Chris Sharng

Chris Sharng
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)