Form 10-Q
period 2005-06-30
NATURAL HEALTH TRENDS CORP
filed 2005-08-15
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-26272
NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2705336 (I.R.S. Employer Identification No.)
12901 Hutton Drive
Dallas, Texas 75234
(Address of principal executive offices)
(Zip code)
(972) 241-4080
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 4, 2005, the number of shares outstanding of the registrant’s common stock was 6,896,267 shares.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December	June
	31, 2004	30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,324	$29,339
Restricted cash	2,395	2,017
Accounts receivable	209	326
Inventories, net	13,991	13,409
Other current assets	2,096	4,411

Total current assets	41,015	49,502
Property and equipment, net	579	1,582
Goodwill	14,145	14,145
Intangible assets, net	5,474	5,008
Deferred tax assets	434	434
Other assets	458	1,166

Total assets	$62,105	$71,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,344	$1,726
Income taxes payable	1,797	1,812
Accrued distributor commissions	4,259	5,796
Other accrued expenses	4,154	6,106
Deferred revenue	9,551	13,707
Current portion of debt	796	400
Other current liabilities	1,595	2,330

Total current liabilities	23,496	31,877
Debt	22	11

Total liabilities	23,518	31,888
Commitments and contingencies
Minority interest	598	661
Mezzanine common stock	960	960
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,819,667 and 6,871,267 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	7	7
Additional paid-in capital	64,933	65,512
Accumulated deficit	(27,799)	(27,163)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(112)	(28)

Total stockholders’ equity	37,029	38,328

Total liabilities and stockholders’ equity	$62,105	$71,837

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
			As Restated
Net sales	$17,686	$49,959	$56,431	$92,718
Cost of sales	4,863	12,440	13,117	20,606

Gross profit	12,823	37,519	43,314	72,112
Operating expenses:
Distributor commissions	12,578	27,599	32,323	48,872
Selling, general and administrative expenses	8,194	12,308	14,162	21,554

Total operating expenses	20,772	39,907	46,485	70,426

Income (loss) from operations	(7,949)	(2,388)	(3,171)	1,686
Other expense, net	(189)	(399)	(30)	(673)

Income (loss) before income taxes and minority interest	(8,138)	(2,787)	(3,201)	1,013
Income tax benefit (provision)	1,545	674	747	(314)
Minority interest	(153)	(46)	(531)	(63)

Net income (loss)	$(6,746)	$(2,159)	$(2,985)	$636

Income (loss) per share:
Basic	$(1.24)	$(0.32)	$(0.59)	$0.09

Diluted	$(1.24)	$(0.32)	$(0.59)	$0.08

Weighted-average number of shares outstanding:
Basic	5,447	6,853	5,059	6,836

Diluted	5,447	6,853	5,059	8,184

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2004	2005
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,985)	$636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	209	162
Amortization of intangibles	294	466
Minority interest	531	63
Deferred income taxes	(1,053)	—
Imputed compensation	66	33
Common stock issued for services	13	—
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	(304)	(116)
Inventories, net	(8,394)	186
Other current assets	(658)	(2,500)
Other assets	(93)	(712)
Accounts payable	2,656	412
Income taxes payable	(184)	11
Accrued distributor commissions	(744)	1,675
Other accrued expenses	1,579	1,987
Deferred revenue	9,489	4,466
Other current liabilities	(277)	802

Net cash provided by operating activities	145	7,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired	(1,337)	—
Purchase of database	40	—
Purchases of property and equipment	(146)	(1,151)
Decrease (increase) in restricted cash	(1,232)	389

Net cash used in investing activities	(2,675)	(762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(494)	(407)
Minority interest contribution	(136)	—
Proceeds from issuance of common stock	12	643
Offering costs	—	(97)

Net cash provided by (used in) financing activities	(618)	139

Effect of exchange rates on cash and cash equivalents	(147)	67

Net increase (decrease) in cash and cash equivalents	(3,295)	7,015
CASH AND CASH EQUIVALENTS, beginning of period	11,133	22,324

CASH AND CASH EQUIVALENTS, end of period	$7,838	$29,339

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
     Natural Health Trends Corp. (the “Company”) is an international direct selling organization headquartered in Dallas, Texas. The Company was originally incorporated as a Florida corporation in 1988. The Company re-incorporated in the state of Delaware effective June 29, 2005. Subsidiaries controlled by the Company sell products to a distributor network that either uses the products themselves or resells them to consumers. The Company’s products promote health, wellness and vitality and are sold under the Lexxus and Kaire brands.
     The Company’s majority-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States and Canada; Greater China, which consists of Hong Kong, Macau, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia, the Philippines, Thailand and Indonesia; Eastern Europe, which consists of Russia, Mongolia and other former Soviet Union Republics; Australia and New Zealand, South Korea, Japan, and Mexico.
Basis of Presentation
     The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2005. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 31, 2005.
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
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and there is no reliable information on the Company’s sales returns or warranty obligation, the Company has deferred revenue generated from their sale until sufficient return and warranty experience on the product can be established. The Company deferred approximately $361,000 and $227,000 of revenue and cost of revenue, respectively, for product shipped during the three months ended June 30, 2005. The deferred costs are recorded in other current assets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
			As Restated
Net income (loss), as reported	$(6,746)	$(2,159)	$(2,985)	$636
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(20)	(3,843)	(40)

Pro forma net income (loss)	$(6,752)	$(2,179)	$(6,828)	$596

Basic income (loss) per share:
As reported	$(1.24)	$(0.32)	$(0.59)	$0.09
Pro forma	$(1.24)	$(0.32)	$(1.35)	$0.09
Diluted income (loss) per share:
As reported	$(1.24)	$(0.32)	$(0.59)	$0.08
Pro forma	$(1.24)	$(0.32)	$(1.35)	$0.07

     The weighted-average fair value of options granted was $7.87 and $11.91 for the three and six months ended June 30, 2004, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 4 years, risk-free interest rate of 2.5%, expected volatility of 97%, and dividend yield of zero. No options were granted during the six months ended June 30, 2005.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
			As Restated
	(In Thousands, Except Per Share Data)
Net income (loss)	$(6,746)	$(2,159)	$(2,985)	$636
Basic weighted-average number of shares outstanding	5,447	6,853	5,059	6,836
Effect of dilutive stock options and warrants	—	—	—	1,348

Diluted weighted-average number of shares outstanding	5,447	6,853	5,059	8,184

Income (loss) per share:
Basic	$(1.24)	$(0.32)	$(0.59)	$0.09
Diluted	$(1.24)	$(0.32)	$(0.59)	$0.08
     Options and warrants to purchase 1,675,543 shares of common stock were outstanding during the three and six months ended June 30, 2004, but were not included in the computation of diluted income per share because their inclusion would be anti-dilutive. Options and warrants to purchase 2,992,228 shares of common stock were outstanding during the three months ended June 30, 2005, but were not included in the computation of diluted income per share because their inclusion would be anti-dilutive.
     Options to purchase 310,000 shares of common stock were outstanding during the six months ended June 30, 2005 but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares. The options, which expire on March 31, 2011, were still outstanding at June 30, 2005.
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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement requires that we record compensation expense for stock options issued, based on the estimated fair value of the options at the date of grant. This statement is effective at the beginning of the next fiscal year that begins after June 15, 2005. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of the stock at the date of grant. We have not yet determined what impact, if any, the proposed pronouncement would have on our financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.
3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     On March 23, 2005, the Company filed a Current Report on Form 8-K to report, after consultation with its audit committee, that an amendment to its financial statements for the year ended December 31, 2003 and for the first quarter of 2004 is warranted as certain commission and transportation-related expenses incurred as of December 31, 2003 were under-accrued and certain revenues not earned until 2004 were improperly recorded as revenue by its Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003. The restatement of the financial statements for the year ended December 31, 2003 reduced the Company’s net sales by approximately $310,000, increased cost of sales by approximately $180,000, increased distributor commission expense by approximately $460,000, reduced minority interest expense by approximately $300,000, and reduced after-tax net income by approximately $650,000 for the quarter as well as the year ended December 31, 2003.
     For the quarter ended March 31, 2004, the restatement increased the Company’s net sales by approximately $310,000, reduced cost of sales by approximately $180,000, reduced distributor commission expense by approximately $460,000, increased minority interest expense by approximately $300,000, and increased after-tax net income by approximately $650,000 for the quarter ended March 31, 2004.
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
     A reconciliation of the amounts as previously reported and as restated for the six months ended June 30, 2004 is as follows (in thousands, except per share data):

	As
	Previously
	Reported	Adjustments		As Restated
Net sales	$56,121	$310	[1]	$56,431
Gross profit	42,824	490	[2]	43,314
Distributor commissions	32,782	(459)[3]		32,323
Selling, general and administrative expenses	14,162	—		14,162
Loss from operations	(4,120)	949		(3,171)
Net loss	(3,635)	650	[4]	(2,985)

Loss per share:
Basic	$(0.72)			$(0.59)
Diluted	$(0.72)			$(0.59)

[1]	Revenues not earned until 2004 were improperly recorded as revenue by the Company’s Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003.

[2]	Includes certain transportation-related expenses incurred but not accrued as of December 31, 2003.

[3]	Reflects distributor commissions incurred but not accrued as of December 31, 2003.

[4]	Includes minority interest related to the restatement adjustments.

4. COMPREHENSIVE INCOME (LOSS) (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
			As Restated
Net income (loss)	$(6,746)	$(2,159)	$(2,985)	$636
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(263)	(42)	(408)	84

Comprehensive income (loss)	$(7,009)	$(2,201)	$(3,393)	$720

5. BUSINESS COMBINATION
     On March 31, 2004, the Company entered into a merger agreement with MarketVision. MarketVision is the exclusive developer and service provider of direct selling internet technology used by the Company since 2001. MarketVision hosts and maintains the internet technology for the Company and charged an annual fee for this service based upon the number of enrolled distributors of the Company’s products. MarketVision earned revenues for this service of approximately $579,000 for the three months ended March 31, 2004.
     The results of operations of MarketVision have been included in the Company’s consolidated statements of operations since the completion of the acquisition on March 31, 2004. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of MarketVision occurred on January 1, 2004 (in thousands, except per share data):

	Six Months Ended June 30, 2004
	Actual	Pro Forma
	As Restated
Net sales	$56,431	$56,431
Net loss	$(2,985)	$(2,884)
Loss per share:
Basic	$(0.59)	$(0.50)
Diluted	$(0.59)	$(0.50)
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
     In May 2005 the Korea Food and Drug Administration (KFDA) asserted that certain product literature produced by independent distributors made improper claims in violation of Korean law. In June 2005, KFDA notified the Company’s Korean subsidiary, LXK, Ltd., that it was required to cease all operations for a fifteen-day period and destroy certain existing product inventory. The Company denies responsibility for the actions of its independent distributors and intends to contest imposition of any injunction or punishment.
     On or around March 31, 2004, Lexxus International, Inc. (“Lexxus U.S.”) received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. After Mr. Loghry threatened to commence suit against Lexxus U.S. and the Company in Nebraska, on May 13, 2004, Lexxus U.S. and the Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus U.S. or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus U.S. asserting his previously articulated claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus U.S., including against Terry LaCore, the Chief Executive Officer of Lexxus U.S. and a director of the Company, and Mark Woodburn, President of the Company and a director, for fraud, LaCore, Woodburn, and a certain Lexxus distributor for conspiracy to commit fraud and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. On June 2, 2005, after Mr. Loghry had filed amended counterclaims, Lexxus U.S., the Company, and the individual defendants moved to dismiss the counterclaims on the grounds that the claims were barred because Mr. Loghry had failed to disclose the existence of the alleged claims when he filed for personal bankruptcy in September 2002. On June 23, 2005, the court stayed discovery pending resolution of the pending motion to dismiss.
     On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. filed a complaint against the Company and Lexxus U.S. in United States District Court for the Central District of California (CV04-9028). The complaint alleges trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. Toyota seeks to enjoin the Company and Lexxus U.S. from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. The Company has reached a tentative settlement agreement under which the Company will discontinue use of the Lexxus name and mark and change the name of its Lexxus operations and domain names, which could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company.
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
     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between De la Mora and Villarreal and Nature’s Sunshine. Following repeated unsuccessful attempts by Nature’s Sunshine to remand the case to state court, Nature’s Sunshine voluntarily dismissed its lawsuit on May 5, 2005. On May 17, 2005, Oscar de la Mora, Jose Villarreal commenced an action against Nature’s Sunshine in Utah federal district court seeking a declaration that the non-compete agreement Nature’s Sunshine seeks to enforce violates Mexican law and public policy, and is therefore unenforceable. On May 19, 2005, Nature’s Sunshine again filed suit in Utah state court against De la Mora and Villarreal and on June 17, 2005 filed suit against Natural Health Trends Corp. and related subsidiaries in federal court in Dallas, Texas. The Company has sought to transfer the Dallas federal court case to federal court in Utah for consolidation with the Company’s previously filed declaratory judgment action. Nature’s Sunshine seeks injunctive relief against the Company, including De la Mora and Villarreal and subsidiaries of the Company. The Company intends to vigorously defend this case on its own behalf, to the extent the Company remains a party, and on behalf of De la Mora and Villarreal. The Company believes the voluntary dismissal is another attempt by Nature’s Sunshine to avoid federal court jurisdiction and that a case will be re-filed against De la Mora and Villarreal in state court. If the Company or De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to change its Mexico management team, at least during the unexpired term of any enforceable non-compete period.
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

7. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, Chief Executive Officer of Lexxus U.S. and a director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provides warehouse facilities and certain equipment, manages and ships inventory, provides independent distributor support services and disburses payments to independent distributors. In exchange for these services, the Company pays $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $39,000 for each of the three month periods ended June 30, 2004 and 2005 and approximately $78,000 for each of the six month periods ended June 30, 2004 and 2005.
     In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, President of the Company and a director, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. In exchange for such services, the Company starting June 8, 2001 paid to Ohio Valley Welding, Inc., an affiliate of William Woodburn, $6,250 on a bi-weekly basis. The Company paid $37,500 and $75,000 for the three and six month periods ended June 30, 2004, respectively, to Ohio Valley Welding, Inc. The consulting agreement between the Company and William Woodburn was terminated as of September 30, 2004.
     The Company’s former controller is married to Mark Woodburn, President of the Company and a director. Her employment with the Company ended in August 2004. The Company paid her approximately $23,000 and $46,000 for the three and six month periods ended June 30, 2004, respectively.
     On March 31, 2004, the Company entered into a merger agreement with MarketVision, pursuant to which the Company acquired all of the outstanding capital stock of MarketVision (see Note 5). As a founding stockholder of MarketVision, Terry LaCore, Chief Executive Officer of Lexxus U.S. and a director of the Company, received 450,000 shares of the Company’s common stock and is entitled to receive approximately $840,000 plus interest from promissory notes issued by the Company. As of June 30, 2005, the outstanding balance due Mr. LaCore was approximately $130,000.
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
Company Overview
     Natural Health Trends Corp. (the “Company”) is an international direct selling organization. We control subsidiaries that distribute products through two separate direct selling businesses that promote health, wellness and vitality. Lexxus International, Inc., our wholly-owned subsidiary (“Lexxus U.S.”), and other Lexxus subsidiaries (collectively, “Lexxus”), sell certain cosmetic products, consumer as well as “quality of life” products, which accounted for approximately 99% of our consolidated net revenues in 2004 as well as in the six months ended June 30, 2005. eKaire.com, Inc. (“eKaire”), our wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness.
     Lexxus commenced operations in January 2001 and has experienced tremendous growth, as we are currently conducting business in at least 30 countries through approximately 149,000 active distributors as of June 30, 2005. (We consider a distributor “active” if he or she has placed at least one product order with us during the preceding year). The Lexxus business includes KGC Networks Pte. Ltd. (“KGC”), a Singapore company owned 51% by the Company and 49% by a European private investor. KGC sells Lexxus products into a separate network with distributors primarily in Russia and other Eastern European countries. eKaire has been in business since 2000 and is operating in four countries through approximately 3,200 active distributors.
     We have experienced significant revenue growth over the last few years due in part to our efforts to expand into new markets. We intend to pursue additional foreign markets in 2005. We began accepting orders in Mexico the week of July 18, 2005 and anticipate commencing revenue generation in Japan in the fourth quarter of 2005. We also opened our first of up to four experience centers in Guangzhou, China the week of July 18, 2005.

     In the quarter ended June 30, 2005, we generated approximately 91% of our revenue from outside North America, with sales in Hong Kong representing approximately 64% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
			As Restated
North America	$3,277	$4,296	$6,825	$8,952
Hong Kong	2,889	32,041	29,047	57,249
Taiwan	695	935	1,547	1,813
Southeast Asia	194	1,526	306	2,806
Eastern Europe	8,607	8,230	15,020	16,634
South Korea	1,394	2,129	2,382	3,613
Australia/New Zealand	152	402	252	738
Other	15	—	85	—

Total Lexxus	17,223	49,559	55,464	91,805

North America	343	291	714	689
Australia/New Zealand	120	109	253	224

Total Kaire	463	400	967	913

	$17,686	$49,959	$56,431	$92,718

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
     Selling, General and Administrative Expenses (SG&A). Selling, general and administrative expenses consist of administrative compensation and benefits, travel, credit card fees and assessments, professional fees, certain occupancy costs, depreciation and amortization, and other corporate administrative expenses. In addition, this category includes selling, marketing, and promotion expenses including costs of distributor conventions which are designed to increase both product awareness and distributor recruitment. Because our various distributor conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.
     Income Tax Provision. Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. We expect to complete by the end of 2005 the implementation of a foreign holding and operating company structure for our non-United States businesses. This new structure will re-organize our non-United States subsidiaries in the Cayman Islands. Though our goal is to improve the overall tax rate, there is no assurance that the new tax structure could be successful. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements, plans, or arrangements, or require changes in our transfer pricing practices, we could be required to pay higher taxes, interest and penalties, and our earnings would be adversely affected.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets and goodwill, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above. If circumstances change relating to the various assumptions or other factors used in such estimates the Company could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. The Company’s critical accounting policies at June 30, 2005 include the following:
     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at June 30, 2005 was approximately $13.4 million. Inventory write-downs for the three and six months ended June 30, 2005 were not significant.
     Asset Impairment. The Company reviews the book value of its property and equipment and intangible assets whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. The Company’s impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. The Company believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, the Company would have to recognize an impairment loss to the extent the net book value of the asset exceeds its fair value. At June 30, 2005, the net book value of the Company’s property and equipment and intangible assets were approximately $1.6 million and $5 million, respectively. No such losses were recognized for the three and six months ended June 30, 2005.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period Lexxus and Kaire product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 18% of product sales. Sales returns are approximately 4% of product sales for the three and six months ended June 30, 2004 and 2005. The allowance for sales returns was approximately $1.5 million and $2.7 million at December 31, 2004 and June 30, 2005, respectively. No material changes in estimates have been recognized for the three and six months ended June 30, 2005.

     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $4.9 million at December 31, 2004 and $7.5 million at June 30, 2005.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. Prior to the merger with MarketVision on March 31, 2004, the Company paid MarketVision a fixed amount in exchange for MarketVision creating and maintaining individual web pages for such distributors. These payments to MarketVision were deferred and recorded as a prepaid expense. The related amortization was recorded to cost of sales over the term of the arrangement. The remaining unamortized costs were included in the determination of the purchase price of MarketVision. Subsequent to the acquisition of MarketVision, no upfront costs are deferred as the amount is nominal. Deferred enrollment package revenue totaled $4.7 million at December 31, 2004 and $6.2 million at June 30, 2005. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize its deferred revenue over a longer period of time.
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and there is no reliable information on the Company’s sales returns or warranty obligation, the Company has deferred revenue generated from their sale until sufficient return and warranty experience on the product can be established. The $7.5 million deferred revenue for product sales at June 30, 2005 included $1.4 million of Gourmet Coffee Café product, including $0.4 million shipped but unrecognized during the three months ended June 30, 2005.
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
Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
			As Restated
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	27.5	24.9	23.2	22.2

Gross profit	72.5	75.1	76.8	77.8
Operating expenses:
Distributor commissions	71.1	55.3	57.3	52.7
Selling, general and administrative expenses	46.3	24.6	25.1	23.3

Total operating expenses	117.4	79.9	82.4	76.0

Income (loss) from operations	(44.9)	(4.8)	(5.6)	1.8
Other expense, net	(1.1)	(0.8)	(0.1)	(0.7)

Income (loss) before income taxes and minority interest	(46.0)	(5.6)	(5.7)	1.1
Income tax benefit (provision)	8.7	1.4	1.3	(0.3)
Minority interest	(0.8)	(0.1)	(0.9)	(0.1)

Net income (loss)	(38.1)%	(4.3)%	(5.3)%	0.7%

     Net Sales. Net sales were approximately $49.9 million for the three months ended June 30, 2005 compared to $17.7 million for the same period in the prior year, an increase of $32.2 million or 182% percent. This increase was largely due to the significant growth in the business based in Hong Kong. In the second quarter of 2005, the Company’s Hong Kong business recorded approximately $32 million of net sales. In the second quarter a year ago, all but approximately $2.9 million of Hong Kong’s orders were deferred and recognized as revenue in the third quarter as distributors were required to receive additional training before shipments were made and a special policy was instituted by the Company to grant extended product return rights. The special policy extended product return rights up to 180 days for goods sold around April 2004. The standard return policy in Hong Kong is 14 days.
     Furthermore, in the second quarter of 2005, approximately $1.4 million of the net sales increase could be attributed to distributors purchasing products in anticipation of our opening in the Japanese market. The remainder of the net sales increase for the second quarter over a year ago was due to the North American market ($1 million) and South Korea ($0.7 million).
     Net sales were approximately $92.7 million for the six months ended June 30, 2005 compared to $56.4 million for the same period in the prior year, an increase of $36.2 million or 64% percent. The net sales increase was primarily due to Hong Kong (approximately $28 million), Japan ($3 million), KGC ($2 million) and North America ($2 million).
     The growth in net sales could be also attributable to a 5% product price increase implemented in January 2005 and an increase in the number of active independent distributors. As of June 30, 2005, the operating subsidiaries of the Company had approximately 152,000 active distributors, compared to 133,000 active independent distributors at the end of 2004, and 101,000 at the end of the second quarter of 2004. As of June 30, 2005, the Company had deferred revenue of approximately $13.7 million, of which $7.5 million pertained to product sales. The $7.5 million deferred revenue for product sales included $1.4 million of Gourmet Coffee Café product, including $0.4 million shipped but unrecognized during the three months ended June 30, 2005.
     Cost of Sales. Cost of sales was approximately $12.4 million or 24.9% of net sales for the three months ended June 30, 2005 compared with approximately $4.9 million or 27.5% of net sales for the same period in the prior year. Cost of sales was approximately $20.6 million or 22.2% of net sales for the six months ended June 30, 2005 compared with approximately $13.1 million or 23.2% of net sales for the same period in the prior year. This quarterly increase in cost of sales of approximately $7.6 million or 156% was primarily driven by the significant increase in net sales. Cost of sales as a percentage of net sales decreased over a year ago, mainly due to a 5% price increase instituted in January 2005 as well as, in the case of the six-month comparison, the elimination of the commissions paid to MarketVision (approximately $579,000) after its acquisition by the Company on March 31, 2004.
     Gross Profit. Gross profit was approximately $37.5 million or 75.1% of net sales for the three months ended June 30, 2005 compared with approximately $12.8 million or 72.5% of net sales for the same period in the prior year. Gross profit was approximately $72.1 million or 77.8% of net sales for the six months ended June 30, 2005 compared with approximately $43.3 million or 76.8% of net sales for the same period in the prior year. This increase in the dollar amount of gross profit was primarily driven by increased sales, a 5% price increase instituted in January 2005, as well as the elimination of the commissions paid to MarketVision after its acquisition by the Company on March 31, 2004.
     Distributor Commissions. Distributor commissions were approximately $27.6 million or 55.3% of net sales for the three months ended June 30, 2005 compared with approximately $12.6 million or 71.1% of net sales for the same period in the prior year. Distributor commissions were approximately $48.9 million or 52.7% of net sales for the six months ended June 30, 2005 compared with approximately $32.3 million or 57.3% of net sales for the same period in the prior year. This increase in the dollar amount of commission expense was mainly due to the increase in net sales. The decrease in distributor commissions as a percentage of sales over a year ago was primarily related to a 5% price increase implemented in January 2005 without changing the commission calculation formula, as well as commissions totaling approximately $3.7 million pertaining to products already returned (approximately $2 million net sales) or those that potentially could be returned ($5.4 million net sales) under the special return policy the Company implemented in April 2004. As a special measure to establish long-term relationships with the distributors doing business with our Hong Kong office, the Company did not seek to recover commissions associated with the products returned. Net sales of approximately $5.4 million associated with $2.7 million of the $3.7 million were recognized in the third quarter of 2004.
     Selling, General and Administrative Expenses (SG&A). SG&A costs were approximately $12.3 million or 24.6% of net sales for the three months ended June 30, 2005 compared with approximately $8.2 million or 46.3% of net sales for the same period in the prior year. In the second quarter, this increase of approximately $4.1 million or 50% was mainly attributable to additional marketing-related expenses primarily in Eastern Europe ($1.8 million), preparing the opening of new markets in Mexico and Japan ($0.9 million), increased personnel cost in Hong Kong ($0.4 million), and higher professional fees and personnel cost in North America ($1.0 million). SG&A costs are expected to continue to increase for the balance of the year as spending on new markets and marketing events increase.
     SG&A costs were approximately $21.6 million or 23.3% of net sales for the six months ended June 30, 2005 compared with approximately $14.2 million or 25.1% of net sales for the same period in the prior year. The increase was due to increased marketing spending in Eastern Europe ($2.4 million) and North America ($0.4 million), preparing the opening of new markets in Mexico and Japan ($1.5 million), increased personnel cost in Hong Kong ($0.6 million), and higher professional fees and personnel cost in North America ($2.0 million).

     Other Expense, Net. Other expense was approximately $399 thousand for the three months ended June 30, 2005 compared to approximately $189 thousand for the same period in the prior year. For the first half of the year, other expense was $673 thousand for 2005, versus $30 thousand a year ago. This unfavorable variance was mainly due to exchange losses caused by a strengthening of the U.S. dollar since December 31, 2004, particularly against the euro.
     Income Taxes. Income tax expense was approximately $314 thousand or 31% of income before income taxes and minority interest for the six months ended June 30, 2005, compared with an income tax benefit of approximately $747 thousand or 23% of income before income taxes and minority interest for the same period in the prior year. The increase in the effective tax rate is attributable to use of net operating losses in the United States and lower effective tax rates on foreign earnings in 2004 compared to 2005.
     Minority Interest. Minority interest was approximately $46 thousand for the three months ended June 30, 2005, compared to approximately $153 thousand for the same period in the prior year. Minority interest was approximately $63 thousand for the six months ended June 30, 2005, compared to approximately $531 thousand for the same period in the prior year. The change relates primarily to the decreased profitability of our 51%-owned subsidiary, KGC Networks Pte. Ltd.
     Net Income. Net loss was approximately $2.2 million or 4.3% of net sales for the three months ended June 30, 2005, compared to net loss of approximately $6.7 million or 38.1% of net sales for the same period in the prior year. Net income was approximately $636 thousand or 0.7% of net sales for the six months ended June 30, 2005, compared to net loss of approximately $3 million or 5.3% of net sales for the same period in the prior year. The improvement was primarily due to increased revenue, better gross profit margin, and a reduction in SG&A as a percent of sales.
Liquidity and Capital Resources
     Cash generated from operations is the main funding source for the Company’s working capital and capital expenditure. In the past, the Company also borrowed from institutions and individuals and issued preferred stock. In October 2004, the Company raised approximately $16 million, net of transaction fees, through a private equity placement.
     At June 30, 2005, the ratio of current assets to current liabilities was 1.55 to 1.00 and the Company had working capital of approximately $17.6 million.
     Cash provided by operations for the six months ended June 30, 2005 was approximately $7.6 million. The sales increase and the Company’s anticipation of continued sales increase in the near future was the most significant underlying trend for cash flows from operating activities and the change in the Company’s working capital. Cash was mainly generated from earnings, increases in accrued distributor commissions and deferred revenue, all driven by sales increase, partly offset by deposits to acquire additional product. But there is no assurance that the expected sales increase in the near term would be realized.
     Cash used in investing activities during the period was approximately $762 thousand, which primarily relates to the purchase of property and equipment for our Mexican operations and a manufacturing facility in China. Cash provided by financing activities during the period was approximately $139 thousand as a result of proceeds totaling $643 thousand received from the exercise of a warrant for 51,600 shares of common stock offset by the continued repayment of MarketVision acquisition-related promissory notes. In connection with the MarketVision acquisition, the Company issued three different promissory notes in the aggregate principal amount of approximately $3.2 million. As of June 30, 2005, approximately $288 thousand remained to be paid over the rest of the year in 2005.
     Total cash increased by approximately $7 million during the period.
     With cash generated from profitable business operations and the net proceeds from the private placement closed in October 2004, the Company believes that its existing liquidity and cash flows from operations, including its cash and cash equivalents, should be adequate to fund normal business operations expected in the future.
     The Company intends to continue to open additional operations in new foreign markets. The Company continues to incur expenses to develop its launches into the Mexican and Japanese markets in 2005. The estimated initial cost for entering into the Mexican market is $2 million to $3 million, and $5 million to $7 million for the Japanese market.
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

     In June 2004, the Company obtained a business license in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment that the Company made in January 2005. In planning for retail operations, the Company estimates that each “experience center”, where prospective distributors or consumers could sample the Company’s products, will cost approximately $50,000 to $100,000 to build out, plus approximately $100,000 to $250,000 of annual lease costs. The Company opened its first experience center in Guangzhou in July 2005 and is evaluating the number, location, timing and format of up to three additional experience centers.
     As part of the Company’s plan to expand business in China, we are preparing for a manufacturing facility in China with an expected opening during the second half of this year. The Company has leased a factory building and a warehouse as well as purchased machinery in the second quarter. Our current intention is to start with the finishing stage of the manufacturing process needed to produce our products in China. In the future, we expect to add more early-stage manufacturing processes. However, this is dependent upon the progress of our manufacturing facility and the regulatory environment.
     On April 12, 2004, an independent TV documentary show was aired on Chinese television, which made allegations that the Company engaged in illegal acts and the distributors made false claims. The show had adversely impacted the Company’s Hong Kong based business in 2004. Since the airing of the program, to the knowledge of the Company, the Chinese government has not initiated any investigation of the Company or its independent distributors. Nevertheless the Company is also unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to commence direct selling operations there. Further, if the Company is successful in obtaining a direct selling license to do business in China, it is uncertain as to whether the Company will generate profits from such operations.
     The Company launched a new product line, Gourmet Coffee Café, in the North American market in the second quarter. The Company received approximately $1.4 million of orders as of June 30, 2005.
     The Company has begun a preliminary evaluation of implementing an enterprise resources planning (“ERP”) system. Internal business processes are mostly manual and do not link to the MarketVision system, the Company’s Internet-based distributor interface. At this point, the Company does not know how much the ERP project might cost or when the implementation may start.
Off — Balance Sheet Arrangements
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     In the first six months of 2005, approximately 10% of our revenue was recorded in United States dollars. The Hong Kong dollar is pegged to the U.S. dollar and we purchase all inventories in U.S. dollars. Therefore, our currency exposure, mainly to European euro, Korean won, Singapore dollar, New Taiwan dollar and Australia dollar, represented approximately 28% of our revenue (18% of that for euro) in the first six months of 2005.
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
     As currency rates change, translation of our foreign currency functional businesses into U.S. dollars affects year-over-year comparability of equity. We do not plan to hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included European euro, Korean won, New Taiwan dollar and Australian dollar. Japanese yen and Mexican peso are expected to be more significant as we enter those two markets in the second half of 2005.
     The Chinese government announced on July 21, 2005 that its currency will no longer be pegged to the U.S. dollar. Instead, the exchange rates for the Chinese yuan, or RMB, will be determined by a basket of foreign currencies. This change effected a de facto revaluation of the yuan to the U.S. dollar from an 8.28 yuan to 8.11 yuan per U.S. dollar.
     This change should have a very modest, potentially positive, effect on the Company’s Hong Kong business. The Company currently does not generate revenue in yuan. Revenue recorded in Hong Kong is denominated in Hong Kong dollar, which is not impacted by the yuan revaluation and still pegged to the U.S. dollar. But the Chinese consumers in purchasing the Company’s products will now pay a smaller amount of yuan to purchase our products, thus effectively a price decrease is implemented for our Chinese consumers.
     The Company does incur some expenses in yuan in China, and these expenses will be translated into a greater amount of U.S. dollars in our financial statements. The expenses, approximately $393 thousand in the second quarter, were, and are expected to continue to be, immaterial.
     If the Company determines to increase our capital formulation in China in the near future with cash infusion, the yuan revaluation means that we will need to contribute a greater amount of U.S. dollars. We currently have no plan to infuse more cash into our Chinese entity in the next few months.
Hedging
     Our exposure to foreign currency fluctuation is expected to increase when the Company opens for business in Japan and Mexico. The Company currently has no specific plans but expects to evaluate whether it should use forward or option contracts to hedge its foreign currency exposure.

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
Interest Rate Risk
     As of June 30, 2005, we do not think the Company has any exposure to interest rate risk as the Company has limited borrowings that are interest rate sensitive.
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
     The restatement of the financial statements for the year ended December 31, 2003 reduced the Company’s net sales by approximately $310,000, increased cost of sales by approximately $180,000, increased distributor commission expense by approximately $460,000, reduced the minority interest expense by approximately $300,000, and reduced after-tax net income by approximately $650,000 for the quarter as well as the year ended December 31, 2003.

     For the quarter ended March 31, 2004, the restatement increased the Company’s net sales by approximately $310,000, reduced cost of sales by approximately $180,000, reduced distributor commission expense by approximately $460,000, increased the minority interest expense by approximately $300,000, and increased after-tax net income by approximately $650,000 for the quarter ended March 31, 2004.
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
     At March 31, 2005, the Company determined a significant disclosure control weakness resulted from an inaccurate tax provision calculation. Such control weakness was remedied during the second quarter of 2005. The Company may elect to adopt additional procedures and controls related to the tax provision calculation in the future if deemed necessary.
     In December 2004, concerns were raised by management regarding certain of the Company’s controls and procedures involving related party transactions, personal expenses incurred by management and inventory shipped to a Company subsidiary. The Company’s Audit Committee had such transactions, controls and procedures examined by a third party, and the Board of Directors of the Company concluded in July 2005 that there was a lack of documentation with respect to certain related party transactions, subsidiary operations and expense reimbursement procedures. In addition, sufficient policies regarding loans to employees and third parties had not been adopted or implemented. The transactions, taken in the aggregate, are considered by management as a material control weakness.
     An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of June 30, 2005 was carried out under the supervision and with the participation of the Company’s President, Chief Financial Officer, Chief Accounting Officer and other members of the Company’s senior management. The Company’s President, Chief Financial Officer and Chief Accounting Officer concluded that, except for certain of the controls and procedures identified in the preceding paragraph, the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     In 2004 and the first half of 2005, the Company made changes to improve its internal controls over financial reporting with respect to (i) each of the Restatement Items, and (ii) monthly financial reports provided to the Company by its subsidiaries. The Company hired a new Chief Financial Officer in August 2004, a new Chief Accounting Officer in September 2004, a regional Chief Financial Officer for Greater China and Southeast Asia in October 2004 and other additional staff to upgrade our financial organization. In addition, the Company has commenced its documentation required under the Sarbanes-Oxley Act of 2002 and is developing additional policies and procedures to further strengthen its international reporting, including the areas of revenue recognition, sales and expense cut-off and sales returns. The Company hired a reporting specialist in November 2004 to coordinate the world-wide Sarbanes-Oxley compliance work. In December 2004, the Company hired a general counsel, who subsequently was given additional responsibilities as the Chief Operating Officer, to enhance compliance and control.
     In June 2005, the Company engaged the national accounting firm Grant Thornton to assist its effort in designing and documenting controls over business processes, working toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company is also evaluating whether to implement additional controls and procedures, including but not limited to an enterprise resources planning system to replace its present predominantly manual process, sufficient to accurately report financial performance on a timely basis.

     As a result of the examination concluded in July 2005, the Board of Directors formed a Compliance Committee comprised of an independent director and several members of senior management which are advised by outside, independent counsel. The purpose of the Compliance Committee is to review the policies, programs and practices of the Company and its subsidiaries and to monitor the adequacy of compliance systems with respect to foreign, federal and state laws. The Company also appointed an Ethics and Compliance Officer (who is currently the Company’s Chief Operating Officer and General Counsel).
     In light of the noted material weakness, we have instituted, and will continue to institute, control improvements that we believe will reduce the likelihood of similar errors. If the remedial policies and procedures we have implemented, and will continue to implement, are insufficient to address the material weakness or if additional significant deficiencies or other conditions relating to our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting, which will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2006. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe that we have addressed, or will address in the near future, our material weakness in internal controls, we cannot guarantee that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weakness or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.
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
     In May 2005 the Korea Food and Drug Administration (KFDA) asserted that certain product literature produced by independent distributors made improper claims in violation of Korean law. In June 2005, KFDA notified the Company’s Korean subsidiary, LXK, Ltd., that it was required to cease all operations for a fifteen-day period and destroy certain existing product inventory. The Company denies responsibility for the actions of its independent distributors and intends to contest imposition of any injunction or punishment.
     On or around March 31, 2004, Lexxus International, Inc. (“Lexxus U.S.”) received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. After Mr. Loghry threatened to commence suit against Lexxus U.S. and the Company in Nebraska, on May 13, 2004, Lexxus U.S. and the Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus U.S. or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus U.S. asserting his previously articulated claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus U.S., including against Terry LaCore, the Chief Executive Officer of Lexxus U.S. and a director of the Company, and Mark Woodburn, President of the Company and a director, for fraud, LaCore, Woodburn, and a certain Lexxus distributor for conspiracy to commit fraud and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. On June 2, 2005, after Mr. Loghry had filed amended counterclaims, Lexxus U.S., the Company, and the individual defendants moved to dismiss the counterclaims on the grounds that the claims were barred because Mr. Loghry had failed to disclose the existence of the alleged claims when he filed for personal bankruptcy in September 2002. On June 23, 2005, the court stayed discovery pending resolution of the pending motion to dismiss.
     On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. filed a complaint against the Company and Lexxus U.S. in United States District Court for the Central District of California (CV04-9028). The complaint alleges trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. Toyota seeks to enjoin the Company and Lexxus U.S. from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. The Company has reached a tentative settlement agreement under which the Company will discontinue use of the Lexxus name and mark and change the name of its Lexxus operations and domain names, which could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company.
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
     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between De la Mora and Villarreal and Nature’s Sunshine. Following repeated unsuccessful attempts by Nature’s Sunshine to remand the case to state court, Nature’s Sunshine voluntarily dismissed its lawsuit on May 5, 2005. On May 17, 2005, Oscar de la Mora, Jose Villarreal commenced an action against Nature’s Sunshine in Utah federal district court seeking a declaration that the non-compete agreement Nature’s Sunshine seeks to enforce violates Mexican law and public policy, and is therefore unenforceable. On May 19, 2005, Nature’s Sunshine again filed suit in Utah state court against De la Mora and Villarreal and on June 17, 2005 filed suit against Natural Health Trends Corp. and related subsidiaries in federal court in Dallas, Texas. The Company has sought to transfer the Dallas federal court case to federal court in Utah for consolidation with the Company’s previously filed declaratory judgment action. Nature’s Sunshine seeks injunctive relief against the Company, including De la Mora and Villarreal and subsidiaries of the Company. The Company intends to vigorously defend this case on its own behalf, to the extent the Company remains a party, and on behalf of De la Mora and Villarreal. The Company believes the voluntary dismissal is another attempt by Nature’s Sunshine to avoid federal court jurisdiction and that a case will be re-filed against De la Mora and Villarreal in state court. If the Company or De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to change its Mexico management team, at least during the unexpired term of any enforceable non-compete period.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In May 2005, the Company issued 51,600 shares of common stock in connection with the exercise of common stock purchase warrants that were issued to an investor in October 2004. The exercise price was $12.47 per share and the shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 1, 2005, the Company held its Annual Meeting of Shareholders. The shareholders of the Company approved each of the following proposals:
          (a) Election of Directors. Sir Brian Wolfson, Mark D. Woodburn, Terry L. LaCore, Robert Hesse, and Randall A. Mason were elected to the Board of Directors of the Company for a term of one (1) year, each receiving not less than 3,963,119 votes in favor of his election (58.11% of the shares outstanding).
          (b) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005; was approved by the shareholders of the Company (3,964,590 votes for (58.13% of the shares outstanding); 91,591 votes against; and 15 shares abstained).
          (c) Approval of Amendments to the 2002 Stock Option Plan. Certain amendments to the Company’s 2002 Stock Option Plan was approved by the shareholders of the Company (1,716,704 votes for (25.17% of the shares outstanding); 274,638 shares against; and 11,317 shares abstained).
          (d) Approval of the Company’s Reincorporation in the State of Delaware. The reincorporation of the Company from the State of Florida to the State of Delaware was approved by the shareholders of the Company (3,646,608 votes for (53.47% of the shares outstanding); 251,156 votes against; and 12,787 shares abstained).
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

NATURAL HEALTH TRENDS CORP.

Date: August 15, 2005	/s/ Mark D. Woodburn

Mark D. Woodburn
President
(Principal Executive Officer)

Date: August 15, 2005	/s/ Chris Sharng

Chris Sharng
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)