Form 10-Q
period 2005-09-30
NATURAL HEALTH TRENDS CORP
filed 2005-11-18
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number: 0-26272
NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2705336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2050 Diplomat Drive
Dallas, Texas 75234
(Address of principal executive offices)
(Zip code)
(972) 241-4080
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
At November 7, 2005, the number of shares outstanding of the registrant’s common stock was 7,108,867 shares.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
September 30, 2005

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December	September
	31, 2004	30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,324	$28,324
Restricted cash	2,395	2,127
Accounts receivable	209	524
Inventories, net	13,991	16,918
Other current assets	2,096	6,352

Total current assets	41,015	54,245
Property and equipment, net	579	2,171
Goodwill	14,145	14,145
Intangible assets, net	5,474	4,769
Deferred tax assets	434	430
Other assets	458	1,050

Total assets	$62,105	$76,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,344	$2,418
Income taxes payable	1,797	2,370
Accrued distributor commissions	4,259	5,794
Other accrued expenses	4,154	7,080
Deferred revenue	9,551	13,511
Current portion of debt	796	278
Other current liabilities	1,595	2,189

Total current liabilities	23,496	33,640
Debt	22	11

Total liabilities	23,518	33,651
Commitments and contingencies
Minority interest	598	736
Mezzanine common stock	960	–
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,819,667 and 7,108,867 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	7	7
Additional paid-in capital	64,933	69,428
Accumulated deficit	(27,799)	(27,044)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(112)	32

Total stockholders’ equity	37,029	42,423

Total liabilities and stockholders’ equity	$62,105	$76,810

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
			As Restated
Net sales	$40,482	$58,071	$96,913	$150,789
Cost of sales	8,870	12,984	21,987	33,590

Gross profit	31,612	45,087	74,926	117,199
Operating expenses:
Distributor commissions	17,422	29,087	49,745	77,959
Selling, general and administrative expenses	8,288	15,108	22,450	36,662

Total operating expenses	25,710	44,195	72,195	114,621

Income from operations	5,902	892	2,731	2,578
Other expense, net	(91)	(88)	(121)	(761)

Income before income taxes and minority interest	5,811	804	2,610	1,817
Income tax provision	(857)	(610)	(110)	(924)
Minority interest	74	(75)	(457)	(138)

Net income	$5,028	$119	$2,043	$755

Income per share:
Basic	$0.92	$0.02	$0.39	$0.11

Diluted	$0.75	$0.01	$0.32	$0.09

Weighted-average number of shares outstanding:
Basic	5,450	6,951	5,189	6,875

Diluted	6,692	8,418	6,439	8,267

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2004	2005
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,043	$755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	309	290
Amortization of intangibles	562	705
Minority interest	457	138
Deferred income taxes	(1,403)	—
Imputed compensation	99	33
Common stock issued for services	13	—
Changes in assets and liabilities, excluding acquisitions:
Accounts receivable	(191)	(328)
Inventories, net	(8,210)	(3,353)
Other current assets	(655)	(4,423)
Other assets	(40)	(604)
Accounts payable	1,870	1,107
Income taxes payable	978	579
Accrued distributor commissions	645	1,686
Other accrued expenses	2,224	2,987
Deferred revenue	(337)	4,283
Other current liabilities	(186)	641

Net cash provided by (used in) operating activities	(1,822)	4,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired	(1,337)	—
Purchase of minority interest	(141)	—
Purchases of property and equipment	(180)	(1,885)
Decrease (increase) in restricted cash	(953)	255

Net cash used in investing activities	(2,611)	(1,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(892)	(529)
Proceeds from issuance of common stock	12	3,606
Offering costs	—	(104)

Net cash provided by (used in) financing activities	(880)	2,973

Effect of exchange rates on cash and cash equivalents	(401)	161

Net increase (decrease) in cash and cash equivalents	(5,714)	6,000
CASH AND CASH EQUIVALENTS, beginning of period	11,133	22,324

CASH AND CASH EQUIVALENTS, end of period	$5,419	$28,324

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
     Natural Health Trends Corp. (the “Company”) is an international direct selling organization headquartered in Dallas, Texas. The Company was originally incorporated as a Florida corporation in 1988. The Company re-incorporated in the state of Delaware effective June 29, 2005. Subsidiaries controlled by the Company sell products to a distributor network that either uses the products themselves or resells them to consumers. The Company’s products promote health, wellness and vitality and are sold under the Lexxus and Kaire brands (see Note 6).
     The Company’s majority-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States and Canada; Greater China, which consists of Hong Kong, Macau, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia, the Philippines, Thailand and Indonesia; Eastern Europe, which consists of Russia, Mongolia and other former Soviet Union Republics; Australia and New Zealand, South Korea, Japan, and Latin America (primarily Mexico).
Basis of Presentation
     The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2005. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 31, 2005.
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
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and there is no reliable information on the Company’s sales returns or warranty obligation, the Company has deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1,464,000 and $1,131,000 in revenue and related costs, respectively, for product shipped through September 30, 2005. The deferred costs are recorded in other current assets.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
			As Restated
Net income, as reported	$5,028	$119	$2,043	$755
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(20)	(3,874)	(60)

Pro forma net income (loss)	$4,997	$99	$(1,831)	$695

Basic income (loss) per share:
As reported	$0.92	$0.02	$0.39	$0.11
Pro forma	$0.92	$0.01	$(0.35)	$0.10
Diluted income (loss) per share:
As reported	$0.75	$0.01	$0.32	$0.09
Pro forma	$0.75	$0.01	$(0.35)	$0.08

     The weighted-average fair value of options granted was $11.91 for the nine months ended September 30, 2004. No options were granted during the three months ended September 30, 2004 and the nine months ended September 30, 2005. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life of 4 years, risk-free interest rate of 2.5%, expected volatility of 97%, and dividend yield of zero.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
			As Restated
	(In Thousands, Except Per Share Data)
Net income	$5,028	$119	$2,043	$755

Basic weighted-average number of shares outstanding	5,450	6,951	5,189	6,875
Effect of dilutive stock options and warrants	1,242	1,467	1,250	1,392

Diluted weighted-average number of shares outstanding	6,692	8,418	6,439	8,267

Income per share:
Basic	$0.92	$0.02	$0.39	$0.11
Diluted	$0.75	$0.01	$0.32	$0.09
     A warrant to purchase 1,419 shares of common stock was outstanding during each of the three and nine month periods ended September 30, 2004, but was not included in the computation of diluted income per share because the exercise price was greater than the average market price of the common shares. The warrant expired on March 31, 2005.
     Options to purchase 310,000 shares of common stock were outstanding during each of the three and nine month periods ended September 30, 2004 and 2005, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares. The options, which expire on March 31, 2011, were still outstanding at September 30, 2005.
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

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.
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
     A reconciliation of the amounts as previously reported and as restated for the nine months ended September 30, 2004 is as follows (in thousands, except per share data):

	As
	Previously			As
	Reported	Adjustments		Restated
Net sales	$96,603	$310	[1]	$96,913
Gross profit	74,436	490	[2]	74,926
Distributor commissions	50,204	(459)[3]		49,745
Selling, general and administrative expenses	22,450	—		22,450
Income from operations	1,782	949		2,731
Net income	$1,393	650	[4]	$2,043

Income per share:
Basic	$0.27			$0.39
Diluted	$0.22			$0.32

[1]	Revenues not earned until 2004 were improperly recorded as revenue by the Company’s Eastern European business, KGC Networks Ptd. Ltd., for the year ended December 31, 2003.

[2]	Includes certain transportation-related expenses incurred but not accrued as of December 31, 2003.

[3]	Reflects distributor commissions incurred but not accrued as of December 31, 2003.

[4]	Includes minority interest related to the restatement adjustments.

4. COMPREHENSIVE INCOME (In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
			As Restated
Net income	$5,028	$119	$2,043	$755
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	51	60	(357)	144

Comprehensive income	$5,079	$179	$1,686	$899

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
     The shareholder’s agreement entered into upon the merger with MarketVision contained a one time put right related to 240,000 shares issued to the former stockholders of MarketVision (other than Mr. LaCore). The put right requires the Company, during the six month period commencing following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the shares are registered with the Securities and Exchange Commission for resale to the public, to repurchase all or part of such shares still owned by the stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their shares. As the put right expired unexercised on September 30, 2005, the Company reclassified the put right obligation of $960,000 to additional paid-in capital.
     The results of operations of MarketVision have been included in the Company’s consolidated statements of operations since the completion of the acquisition on March 31, 2004. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of MarketVision occurred on January 1, 2004 (in thousands, except per share data):

	Nine Months Ended
	September 30, 2004
	Actual	Pro Forma
	As Restated
Net sales	$96,913	$96,913
Net income	$2,043	$2,144
Income per share:
Basic	$0.39	$0.40
Diluted	$0.32	$0.32
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
     On or around March 31, 2004, Lexxus International, Inc. (“Lexxus U.S.”) received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. After Mr. Loghry threatened to commence suit against Lexxus U.S. and the Company in Nebraska, on May 13, 2004, Lexxus U.S. and the

Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus U.S. or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus U.S. asserting his previously articulated claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus U.S., including against Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, and Mark Woodburn, former President and director of the Company, for fraud, Messrs. LaCore, Woodburn, and a certain Lexxus distributor for conspiracy to commit fraud and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. On June 2, 2005, after Mr. Loghry had filed amended counterclaims, Lexxus U.S., the Company, and the individual defendants moved to dismiss the counterclaims on the grounds that the claims were barred because Mr. Loghry had failed to disclose the existence of the alleged claims when he filed for personal bankruptcy in September 2002. On June 23, 2005, the court stayed discovery pending resolution of the pending motion to dismiss. On June 30, 2005, at the request of Mr. Loghry, the U.S. Bankruptcy Court for the District of Nebraska reopened Mr. Loghry’s previously closed Chapter 7 bankruptcy case. On September 6, 2005, the trustee commenced an action in the U.S. District Court for the District of Nebraska against the Company; Lexxus U.S.; Messrs. LaCore and Woodburn; Curtis Broome, President of Greater China and Southeast Asia; and Lisa Grossman, an independent distributor of Lexxus U.S., alleging (i) breaches of contracts by the Company and Lexxus U.S., (ii) fraudulent inducement by the Company, Lexxus U.S., and Messrs. LaCore and Woodburn, (iii) civil conspiracy among all defendants, and (iv) tortuous interference with existing contractual relations by Mr. Broome and Ms. Grossman. The Company denies the allegations and intends to contest the claims.
     On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. (the “Toyota Entities”) filed a complaint against the Company and Lexxus U.S. in United States District Court for the Central District of California (CV04-9028). The complaint alleges trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. Toyota seeks to enjoin the Company and Lexxus U.S. from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. The Company has reached a settlement agreement, dated August 31, 2005, under which the Toyota Entities have agreed to terminate their claims against the Company, and the Company has agreed to, on or before June 1, 2006, discontinue use of the Lexxus name and mark, and change the name of its Lexxus operations and domain names, which could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company.
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
     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora and Jose Villarreal Patino, alleging among other things that the Company’s employment of Messrs. De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between Messrs. De la Mora and Villarreal and Nature’s Sunshine. Following repeated unsuccessful attempts by Nature’s Sunshine to remand the case to state court, Nature’s Sunshine voluntarily dismissed its lawsuit on May 5, 2005 and subsequently filed a new lawsuit in the Fourth Judicial District Court in Utah County, Utah. On August 22, 2005, a hearing was conducted on Nature’s Sunshines’s request for preliminary injunction, after which the court announced its intention to enjoin Messrs. De la Mora and Villarreal from disclosing any confidential information of Nature’s Sunshine or soliciting any employee or distributor of Nature’s Sunshine or inducing them to terminate their relationship with Nature’s Sunshine. The court, however, did not enjoin Messrs. De la Mora or Villarreal from competing with Nature’s Sunshine. The case remains pending. If the Company or Messrs. De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to change its Mexico management team, at least during the unexpired term of any enforceable non-compete period, and pay any damages and attorneys’ fees that may be assessed against it.

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
7. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provides warehouse facilities and certain equipment, manages and ships inventory, provides independent distributor support services and disburses payments to independent distributors. In exchange for these services, the Company pays $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $38,500 and $41,000 for the three month periods ended September 30, 2004 and 2005, respectively, and approximately $116,500 and $119,000 for the nine month periods ended September 30, 2004 and 2005, respectively.
     In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, former President and director of the Company, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. In exchange for such services, the Company starting June 8, 2001 paid to Ohio Valley Welding, Inc., an affiliate of William Woodburn, $6,250 on a bi-weekly basis. The Company paid $43,750 and $118,750 for the three and nine month periods ended September 30, 2004, respectively, to Ohio Valley Welding, Inc. The consulting agreement between the Company and William Woodburn was terminated as of September 30, 2004.
     The Company’s former controller is married to Mark Woodburn, former President and director of the Company. Her employment with the Company ended in August 2004. The Company paid her approximately $27,000 and $73,000 for the three and nine month periods ended September 30, 2004, respectively.
     On March 31, 2004, the Company entered into a merger agreement with MarketVision, pursuant to which the Company acquired all of the outstanding capital stock of MarketVision (see Note 5). As a founding stockholder of MarketVision, Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, received 450,000 shares of the Company’s common stock and is entitled to receive approximately $840,000 plus interest from promissory notes issued by the Company. As of September 30, 2005, the outstanding balance due Mr. LaCore was approximately $52,000.
     See Note 8 for additional related party transactions.
8. SUBSEQUENT EVENTS
     During September 2005, the Company reorganized its senior management team in connection with an investigation conducted by the Company’s Audit Committee. Effective October 3, 2005, the Board of Directors of the Company appointed Robert H. Hesse, a member of the Company’s Board of Directors since July 2004, as the Company’s Interim Chief Executive Officer. Each of Mark Woodburn and Terry LaCore resigned as officers and members of the Company’s Board of Directors due to their failure to cooperate with the Audit Committee’s investigation. The investigation was initiated in August 2005 and includes allegations of misconduct by Messrs. Woodburn and LaCore asserted by an unrelated third party arising out of a lawsuit involving Mr. LaCore and such unrelated third party. From October 3, 2005 through November 13, 2005, Messrs. Woodburn and LaCore were employed as the Company’s Global Managing Director — Operations and Global Managing Director — Business Development, respectively.
     The Company also created the Office of the Chief Executive, which is comprised of Mr. Hesse, Chris Sharng, the Company’s Executive Vice President and Chief Financial Officer, and Richard S. Johnson, President of Natural Health Trends — Japan. The Office of the Chief Executive is responsible for managing the day-to-day operations of the Company. Since Mr. Hesse is no longer considered to be an independent director, he resigned from the Company’s Audit Committee in September 2005. The Company’s Nominating Committee is in the process of identifying, reviewing and evaluating appropriate candidates for appointment to the Board of Directors as independent directors. The Company intends to appoint two of the anticipated new independent directors to its Audit Committee.
     The Company has formed a search committee to identify and consider appropriate candidates to serve as the Company’s Chief Executive Officer. While serving as the Company’s Interim Chief Executive Officer, the Company pays Mr. Hesse $2,000 per day plus reimbursement of out-of-pocket expenses.

     On November 10, 2005, an independent investigator retained by the Company’s Audit Committee learned that an entity controlled by Messrs. Woodburn and LaCore received payments from an independent distributor of the Company’s products during 2001 through August 2005. The Company believes that Messrs. Woodburn and LaCore received from such independent distributor a total of approximately $1.4 million and $1.1 million, respectively. The Company believes that the fees paid by the Company to such independent distributor were not in excess of the amounts due under the Company’s regular distributor compensation plan.
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, a member of the Company’s Board of Directors and Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. The Company believes that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005. Further, the Company believes that Mr. Mason received no pecuniary benefit from the payments made by the independent distributor. Since payments were directed into an entity that is partially owned by Mr. Mason, he no longer can be considered “independent” in accordance with the rules of The Nasdaq Stock Market and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee. Mr. Mason remains as a director.
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company has terminated the employment of each of Messrs. Woodburn and LaCore. No severance has been paid by the Company to Messrs. Woodburn and LaCore and the Company is investigating claims of action against them.
     In addition, a loan made by the Company under the direction of Mr. Woodburn in the aggregate principal amount of $256,000 in February 2004 was previously recorded as a loan to a third party. On November 10, 2005, the Audit Committee investigator learned that the Company actually loaned the funds to an entity owned and controlled by the parents of Mr. Woodburn. The loan was repaid in full, partially by an entity controlled by a third party and partially by an entity controlled by Mr. Woodburn in December 2004.
     The Audit Committee’s investigation is ongoing, and among other procedures the Company is attempting to interview additional top distributors. The outcome of the interviews could have an adverse effect on disclosures related to funds paid to Messrs. Woodburn and LaCore and potentially other members of management. The Company is seeking additional independent directors for its Board of Directors and the committees thereof. The Company intends to amend certain disclosures in previous filings with the Securities and Exchange Commission related to payments made by the independent distributor to Messrs. Woodburn and LaCore and to re-characterize the loan made by the Company to the entity controlled by Mr. Woodburn’s parents.
     Although we are currently unable to predict the effect of the outcome of the termination of Messrs. Woodburn and LaCore as well as the Audit Committee’s investigation on our business, we anticipate that, among other things, the number of active independent distributors and sales revenue could be materially and adversely effected.
     On October 12, 2005, the Company received a letter from The Nasdaq Stock Market stating that the Company is not in compliance with Marketplace Rule 4350. Specifically, due to the resignation of Mr. Hesse from the Company’s Audit Committee, the Company’s Audit Committee is not comprised of three independent directors. Pursuant to Marketplace Rule 4350(d)(4), the Company has been provided with the opportunity to cure such non-compliance until the earlier of its next annual stockholders’ meeting or September 28, 2006.
     On October 31, 2005, the Company’s Board of Directors authorized the issuance of options to purchase a total of 130,000 shares of the Company’s common stock at an exercise price of $10.01 per share (the closing price on the date of issuance). Options to purchase 7,500 shares of the Company’s common stock issued to each of the three members of the Company’s Board of Directors vest immediately. The remaining options issued to management and certain other employees vest over a three year period.
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

Company Overview
     Natural Health Trends Corp. (the “Company”) is an international direct selling organization. We control subsidiaries that distribute products through two separate direct selling businesses that promote health, wellness and vitality. Lexxus International, Inc., our wholly-owned subsidiary (“Lexxus U.S.”), and other Lexxus subsidiaries (collectively, “Lexxus”), sell certain cosmetic products as well as “quality of life” products, which accounted for approximately 99% of our consolidated net revenues in 2004 as well as in the nine months ended September 30, 2005. eKaire.com, Inc. (“eKaire”), our wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness.
     Lexxus commenced operations in January 2001 and has experienced tremendous growth, as we are currently conducting business in at least 30 countries through approximately 166,000 active distributors as of September 30, 2005. (We consider a distributor “active” if he or she has placed at least one product order with us during the preceding year). The Lexxus business includes KGC Networks Pte. Ltd. (“KGC”), a Singapore company owned 51% by the Company and 49% by a European private investor. KGC sells Lexxus products into a separate network with distributors primarily in Russia and other Eastern European countries. eKaire has been in business since 2000 and is operating in four countries through approximately 3,000 active distributors.
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
     In the quarter ended September 30, 2005, we generated approximately 93% of our revenue from outside North America, with sales in Hong Kong representing approximately 65% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
Recent Developments
     During September 2005, the Company reorganized its senior management team in connection with an investigation conducted by the Company’s Audit Committee. Effective October 3, 2005, the Board of Directors of the Company appointed Robert H. Hesse, a member of the Company’s Board of Directors since July 2004, as the Company’s Interim Chief Executive Officer. Each of Mark Woodburn and Terry LaCore resigned as officers and members of the Company’s Board of Directors due to their failure to cooperate with the Audit Committee’s investigation. The investigation was initiated in August 2005 and includes allegations of misconduct by Messrs. Woodburn and LaCore asserted by an unrelated third party arising out of a lawsuit involving Mr. LaCore and such unrelated third party. From October 3, 2005 through November 13, 2005, Messrs. Woodburn and LaCore were employed as the Company’s Global Managing Director — Operations and Global Managing Director — Business Development, respectively.
     The Company also created the Office of the Chief Executive, which is comprised of Mr. Hesse, Chris Sharng, the Company’s Executive Vice President and Chief Financial Officer, and Richard S. Johnson, President of Natural Health Trends — Japan. The Office of the Chief Executive is responsible for managing the day-to-day operations of the Company. Since Mr. Hesse is no longer considered to be an independent director, he resigned from the Company’s Audit Committee in September 2005. The Company’s Nominating Committee is in the process of identifying, reviewing and evaluating appropriate candidates for appointment to the Board of Directors as independent directors. The Company intends to appoint two of the anticipated new independent directors to its Audit Committee.
     The Company has formed a search committee to identify and consider appropriate candidates to serve as the Company’s Chief Executive Officer. While serving as the Company’s Interim Chief Executive Officer, the Company pays Mr. Hesse $2,000 per day plus reimbursement of out-of-pocket expenses.
     On November 10, 2005, an independent investigator retained by the Company’s Audit Committee learned that an entity controlled by Messrs. Woodburn and LaCore received payments from an independent distributor of the Company’s products during 2001 through August 2005. The Company believes that Messrs. Woodburn and LaCore received from such independent distributor a total of approximately $1.4 million and $1.1 million, respectively. The Company believes that the fees paid by the Company to such independent distributor were not in excess of the amounts due under the Company’s regular distributor compensation plan.

     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, a member of the Company’s Board of Directors and Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. The Company believes that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005. Further, the Company believes that Mr. Mason received no pecuniary benefit from the payments made by the independent distributor. Since payments were directed into an entity that is partially owned by Mr. Mason, he no longer can be considered “independent” in accordance with the rules of The Nasdaq Stock Market and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee. Mr. Mason remains as a director.
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company has terminated the employment of each of Messrs. Woodburn and LaCore. No severance has been paid by the Company to Messrs. Woodburn and LaCore and the Company is investigating claims of action against them.
     In addition, a loan made by the Company under the direction of Mr. Woodburn in the aggregate principal amount of $256,000 in February 2004 was previously recorded as a loan to a third party. On November 10, 2005, the Audit Committee investigator learned that the Company actually loaned the funds to an entity owned and controlled by the parents of Mr. Woodburn. The loan was repaid in full, partially by an entity controlled by a third party and partially by an entity controlled by Mr. Woodburn in December 2004.
     The Audit Committee’s investigation is ongoing, and among other procedures the Company is attempting to interview additional top distributors. The outcome of the interviews could have an adverse effect on disclosures related to funds paid to Messrs. Woodburn and LaCore and potentially other members of management. The Company is seeking additional independent directors for its Board of Directors and the committees thereof. The Company intends to amend certain disclosures in previous filings with the Securities and Exchange Commission related to payments made by the independent distributor to Messrs. Woodburn and LaCore and to re-characterize the loan made by the Company to the entity controlled by Mr. Woodburn’s parents.
     Although we are currently unable to predict the effect of the outcome of the termination of Messrs. Woodburn and LaCore as well as the Audit Committee’s investigation on our business, we anticipate that, among other things, the number of active independent distributors and sales revenue could be materially and adversely effected.

Income Statement Presentation
     Net Sales. The Company derives its revenue from sales of its products, sales of its enrollment packages, and from shipping charges. Substantially all of its product sales are to independent distributors at published wholesale prices. We translate revenue from each market’s local currency into U.S. dollars using average rates of exchange during the period.
     The following table sets forth revenue by market and product line for the time periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
			As Restated
North America	$4,073	$3,534	$10,898	$12,486
Hong Kong	23,751	37,653	52,798	94,902
Taiwan	821	1,082	2,368	2,895
Southeast Asia	631	2,687	937	5,493
Eastern Europe	8,863	9,840	23,883	26,474
South Korea	1,787	2,453	4,169	6,066
Australia/New Zealand	156	382	408	1,120
Latin America	—	65	—	65
Other	—	—	85	—

Total Lexxus	40,082	57,696	95,546	149,501

North America	271	267	985	956
Australia/New Zealand	129	108	382	332

Total Kaire	400	375	1,367	1,288

	$40,482	$58,071	$96,913	$150,789

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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets and goodwill, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above. If circumstances change relating to the various assumptions or other factors used in such estimates the Company could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. The Company’s critical accounting policies at September 30, 2005 include the following:

     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at September 30, 2005 was approximately $16.9 million. Inventory write-downs for the three and nine months ended September 30, 2005 were not significant.
     Asset Impairment. The Company reviews the book value of its property and equipment and intangible assets whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. The Company’s impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. The Company believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, the Company would have to recognize an impairment loss to the extent the net book value of the asset exceeds its fair value. At September 30, 2005, the net book value of the Company’s property and equipment and intangible assets were approximately $2.2 million and $4.8 million, respectively. No such impairment losses were recognized for the three and nine months ended September 30, 2005.
     Allowance for Sales Returns. An allowance for sales returns is provided as Lexxus and Kaire product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 18% of product sales. Sales returns are approximately 4% of product sales for the three and nine months ended September 30, 2004 and 2005. The allowance for sales returns was approximately $1.5 million and $3.1 million at December 31, 2004 and September 30, 2005, respectively. No material changes in estimates have been recognized for the three and nine months ended September 30, 2005.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $4.9 million at December 31, 2004 and September 30, 2005.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. Prior to the merger with MarketVision on March 31, 2004, the Company paid MarketVision a fixed amount in exchange for MarketVision creating and maintaining individual web pages for such distributors. These payments to MarketVision were deferred and recorded as a prepaid expense. The related amortization was recorded to cost of sales over the term of the arrangement. The remaining unamortized costs were included in the determination of the purchase price of MarketVision. Subsequent to the acquisition of MarketVision, no upfront costs are deferred as the amount is nominal. Deferred enrollment package revenue totaled $4.7 million at December 31, 2004 and $7.1 million at September 30, 2005. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize its deferred revenue over a longer period of time.
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and there is no reliable information on the Company’s sales returns or warranty obligation, the Company has deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1.5 million for product shipped through September 30, 2005.
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

Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
			As Restated
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.9	22.4	22.7	22.3

Gross profit	78.1	77.6	77.3	77.7
Operating expenses:
Distributor commissions	43.0	50.1	51.3	51.7
Selling, general and administrative expenses	20.5	26.0	23.2	24.3

Total operating expenses	63.5	76.1	74.5	76.0

Income from operations	14.6	1.5	2.8	1.7
Other expense, net	(0.2)	(0.1)	(0.1)	(0.5)

Income before income taxes and minority interest	14.4	1.4	2.7	1.2
Income tax provision	(2.1)	(1.1)	(0.1)	(0.6)
Minority interest	0.1	(0.1)	(0.5)	(0.1)

Net income	12.4%	0.2%	2.1%	0.5%

     Net Sales. Net sales were approximately $58.1 million for the three months ended September 30, 2005 compared to $40.5 million for the same period in the prior year, an increase of $17.6 million or 43 percent. This increase was largely due to the significant growth in the business based in Hong Kong. In the third quarter of 2005, the Company’s Hong Kong business recorded approximately $37.7 million of net sales compared with approximately $23.8 million a year ago. Furthermore, in the third quarter of 2005, approximately $2.0 million of the net sales increase could be attributed to distributors purchasing products in anticipation of our opening in the Japanese market. The remainder of the net sales increase for the third quarter over a year ago was due to Eastern Europe ($1.0 million) and South Korea ($0.7 million).
     Net sales were approximately $150.8 million for the nine months ended September 30, 2005 compared to $96.9 million for the same period in the prior year, an increase of $53.9 million or 56 percent. The net sales increase was primarily due to Hong Kong (approximately $42.1 million), Japan ($4.6 million), Eastern Europe ($2.6 million) and South Korea ($1.9 million).
     The growth in net sales could also be attributable to a 5% product price increase implemented in January 2005 and an increase in the number of active independent distributors. As of September 30, 2005, the operating subsidiaries of the Company had approximately 169,000 active distributors, compared to 133,000 active independent distributors at the end of 2004, and 118,000 at the end of the third quarter of 2004. As of September 30, 2005, the Company had deferred revenue of approximately $13.5 million, of which $4.9 million pertained to product sales. Additionally, deferred revenue included $1.5 million of Gourmet Coffee Café product shipped but unrecognized as of September 30, 2005.
     Cost of Sales. Cost of sales was approximately $13.0 million or 22.4% of net sales for the three months ended September 30, 2005 compared with approximately $8.9 million or 21.9% of net sales for the same period in the prior year. Cost of sales was approximately $33.6 million or 22.3% of net sales for the nine months ended September 30, 2005 compared with approximately $22.0 million or 22.7% of net sales for the same period in the prior year. This quarterly increase in cost of sales of approximately $4.1 million or 46% was primarily driven by the significant increase in net sales. For the nine month period, cost of sales as a percentage of net sales decreased over a year ago mainly due to a 5% price increase instituted in January 2005, as well as the elimination of the commissions paid to MarketVision (approximately $579,000) after its acquisition by the Company on March 31, 2004.
     Gross Profit. Gross profit was approximately $45.1 million or 77.6% of net sales for the three months ended September 30, 2005 compared with approximately $31.6 million or 78.1% of net sales for the same period in the prior year. Gross profit was approximately $117.2 million or 77.7% of net sales for the nine months ended September 30, 2005 compared with approximately $74.9 million or 77.3% of net sales for the same period in the prior year. This increase in the dollar amount of gross profit was primarily driven by increased sales, a 5% price increase instituted in January 2005, as well as the elimination of the commissions paid to MarketVision after its acquisition by the Company on March 31, 2004.
     Distributor Commissions. Distributor commissions were approximately $29.1 million or 50.1% of net sales for the three months ended September 30, 2005 compared with approximately $17.4 million or 43.0% of net sales for the same period in the prior year. The increase in distributor commissions as a percentage of sales over a year ago primarily related to commissions recorded in the second quarter of 2004 totaling approximately $2.7 million for which the associated net sales of approximately $5.4 million was recognized in the third quarter of 2004. These commissions pertained to products that potentially could be returned under the special return policy the Company implemented in April 2004. As a special measure to establish long-term relationships with the distributors doing business with our Hong Kong office, the Company did not seek to recover commissions associated with the products returned.
     Distributor commissions were approximately $78.0 million or 51.7% of net sales for the nine months ended September 30, 2005 compared with approximately $49.7 million or 51.3% of net sales for the same period in the prior year. This increase in the dollar amount of commission expense was mainly due to the increase in net sales. The increase in distributor commissions as a percentage of sales over a year ago primarily relates an increase in local market programs, offset by a 5% price increase implemented in January 2005 without changing the commission calculation formula.
     Selling, General and Administrative Expenses (SG&A). SG&A costs were approximately $15.1 million or 26.0% of net sales for the three months ended September 30, 2005 compared with approximately $8.3 million or 20.5% of net sales for the same period in the prior year. In the third quarter, this increase of approximately $6.8 million or 82% was mainly attributable to additional marketing-related expenses primarily in Eastern Europe ($1.6 million) and Hong Kong/China ($2.3 million), preparing the opening of new markets in Mexico and Japan ($1.6 million), and higher professional fees and personnel cost in North America ($1.3 million). SG&A costs are expected to continue to increase for the balance of the year as spending on new markets and marketing events increase.
     SG&A costs were approximately $36.7 million or 24.3% of net sales for the nine months ended September 30, 2005 compared with approximately $22.5 million or 23.2% of net sales for the same period in the prior year. The increase was due to increased marketing spending in Eastern Europe ($4.1 million) and Hong Kong/China ($3.0 million), preparing the opening of new markets in Mexico and Japan ($3.0 million), and higher professional fees and personnel cost in North America ($2.5 million).
     Other Expense, Net. Other expense was approximately $88 thousand for the three months ended September 30, 2005 compared to approximately $91 thousand for the same period in the prior year. For the first nine months of the year, other expense was approximately $761 thousand for 2005, versus $121 thousand a year ago. This unfavorable variance was mainly due to exchange losses caused by a strengthening of the U.S. dollar since December 31, 2004, particularly against the euro.
     Income Taxes. Income tax expense was approximately $924 thousand or 51% of income before income taxes and minority interest for the nine months ended September 30, 2005, compared to approximately $110 thousand or 4.2% of income before income taxes and minority interest for the same period in the prior year. The increase in the effective tax rate is primarily attributable to lower taxable earnings in the United States and its corresponding effect on the realization of net operating loss carryforwards and the associated deferred tax benefits.
     Minority Interest. Minority interest expense was approximately $75 thousand for the three months ended September 30, 2005, compared to a benefit of approximately $74 thousand for the same period in the prior year. Minority interest expense was approximately $138 thousand for the nine months ended September 30, 2005, compared to approximately $457 thousand for the same period in the prior year. The change relates primarily to the decreased profitability of our 51%-owned subsidiary, KGC Networks Pte. Ltd.
     Net Income. Net income was approximately $119 thousand or 0.2% of net sales for the three months ended September 30, 2005, compared to approximately $5.0 million or 12.4% of net sales for the same period in the prior year. Net income was approximately $755 thousand or 0.5% of net sales for the nine months ended September 30, 2005, compared to approximately $2.0 million or 2.1% of net sales for the same period in the prior year. The reduction in profitability was primarily due to an increase in distributor commissions and SG&A as a percent of sales.
Liquidity and Capital Resources
     Cash generated from operations is the main funding source for the Company’s working capital and capital expenditure. In the past, the Company also borrowed from institutions and individuals and issued preferred stock. In October 2004, the Company raised approximately $16 million, net of transaction fees, through a private equity placement.
     At September 30, 2005, the ratio of current assets to current liabilities was 1.61 to 1.00 and the Company had working capital of approximately $20.6 million.
     Cash provided by operations for the nine months ended September 30, 2005 was approximately $4.5 million. The sales increase and the Company’s anticipation of continued sales increase in the near future was the most significant underlying trend for cash flows from operating activities and the change in the Company’s working capital. Cash was mainly generated from earnings, increases in accrued distributor commissions and deferred revenue, all driven by sales increase, partly offset by an increase in inventories and deposits to acquire additional inventories. But there is no assurance that the expected sales increase in the near term will be realized.

     Cash used in investing activities during the period was approximately $1.6 million, which primarily relates to the purchase of property and equipment for our Mexican operations, the build out of new offices in Hong Kong, and a manufacturing facility in China. Cash provided by financing activities during the period was approximately $3.0 million as of the Company received proceeds totaling approximately $3.6 million from the exercise of warrants for 289,200 shares of common stock, partly offset by the continued repayment of MarketVision acquisition-related promissory notes. In connection with the MarketVision acquisition, the Company issued three different promissory notes in the aggregate principal amount of approximately $3.2 million. As of September 30, 2005, approximately $173 thousand remained to be paid over the rest of the year.
     Total cash increased by approximately $6.0 million during the period.
     With cash generated from profitable business operations and the net proceeds from the private placement closed in October 2004, the Company believes that its existing liquidity and cash flows from operations, including its cash and cash equivalents, should be adequate to fund normal business operations expected in the future.
     The Company intends to open additional operations in new foreign markets. The Company continues to incur expenses to develop the Mexican and Japanese markets in 2005. The estimated initial cost for entering into the Mexican market is $2 million to $3 million, and $5 million to $7 million for the Japanese market. Actual cost incurred through September 30, 2005 total approximately $2.6 million and $3.5 million for the Mexican and Japanese markets, respectively.
     China is currently the Company’s most important business development project. Direct selling, or multi-level marketing, is currently prohibited in China. The Chinese government has agreed to open the direct selling market and has published drafts of pertinent legislation. The latest draft of the legislation earmarked December 1, 2005 as the day the laws are to be officially adopted. The drafted laws, among other requirements, also require a capital formulation of approximately $10 million. Before the formal adoption of direct selling laws, many of the international direct selling companies have started to operate in China by employing a retail format.
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
     As part of the Company’s plan to expand business in China, we are preparing for a manufacturing facility in China to supply the demand in China once the Company obtains a direct selling license. The Company has leased a factory building and a warehouse as well as purchased machinery in the second quarter. Our current intention is to start with the finishing stage of the manufacturing process needed to produce our products in China. In the future, we expect to add more early-stage manufacturing processes. However, this is dependent upon the progress of our manufacturing facility and the regulatory environment.
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
     The Company launched a new product line, Gourmet Coffee Café, in the North American market in the second quarter. The Company received approximately $1.5 million of orders as of September 30, 2005.
     The Company has begun an evaluation of implementing an enterprise resources planning (“ERP”) system. Internal business processes are mostly manual and do not link to the MarketVision system, the Company’s Internet-based distributor interface. At this point, the Company does not know how much the ERP project might cost or when the implementation may start.

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
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:
•	our relationship with our distributors;

•	our need to continually recruit new distributors;

•	our internal controls and accounting methods may require further modification;

•	regulatory matters governing our products and network marketing system;

•	our relationship with our majority owned subsidiary operating in Russia and other Eastern European countries;

•	our ability to recruit and maintain key management;

•	adverse publicity associated with our products or direct selling organizations;

•	product liability claims; our reliance on outside manufacturers;

•	risks associated with operating internationally, including foreign exchange risks;

•	product concentration;

•	dependence on increased penetration of existing markets;

•	adverse consequences from audit committee investigation and/or management reorganization;

•	the competitive nature of our business; and

•	our ability to generate sufficient cash to operate and expand our business.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     In the first nine months of 2005, approximately 9% of our revenue was recorded in United States dollars. The Hong Kong dollar is pegged to the U.S. dollar and we purchase nearly all inventories in U.S. dollars. Therefore, our currency exposure, mainly to European euro, Korean won, Singapore dollar, New Taiwan dollar and Australia dollar, represented approximately 28% of our revenue (18% of that for euro) in the first nine months of 2005.
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
     The Company does incur some expenses in yuan in China, and these expenses will be translated into a greater amount of U.S. dollars in our financial statements. The exchange impact on the expenses incurred in China, approximately $1.2 million in the second and third quarters, were, and are expected to continue to be, immaterial.
     If the Company determines to increase our capital formulation in China in the near future with cash infusion, the yuan revaluation means that we will need to contribute a greater amount of U.S. dollars. When the Company is ready to apply for a direct selling license in China, in accordance with the pending direct selling legislation, we are expected to transfer approximately $8 million of cash to capitalize our Chinese entity, in order to fulfill the capital requirement.
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
Interest Rate Risk
     As of September 30, 2005, we do not think the Company has any exposure to interest rate risk as the Company has limited borrowings that are interest rate sensitive.
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
     In December 2004, concerns were raised by management regarding certain of the Company’s controls and procedures involving related party transactions, personal expenses incurred by senior management and inventory shipped to a Company subsidiary. The Company’s Audit Committee had such transactions, controls and procedures examined by a third party, and the Board of Directors of the Company concluded in July 2005 that there was a lack of documentation with respect to certain related party transactions, subsidiary operations and expense reimbursement procedures. In addition, sufficient policies regarding loans to employees and third parties had not been adopted or implemented. Further, an investigation was initiated in August 2005 and includes allegations of misconduct by Messrs. Woodburn and LaCore asserted by an unrelated third party arising out of a lawsuit involving Mr. LaCore and such unrelated third party. As a result of this investigation, the Company further determined policies related to independent distributor relationships are inadequate. These control weaknesses, taken in the aggregate, are considered by management a material control weakness.
     An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of September 30, 2005 was carried out under the supervision and with the participation of the Company’s Interim Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other members of the Company’s senior management. The Company’s Interim Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, because of the material control weakness identified in the preceding paragraph, the Company’s disclosure controls and procedures as currently in effect are not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Interim Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     As a result of the examination concluded in July 2005, the Board of Directors formed a Compliance Committee comprised of an independent director and several members of senior management which are advised by outside, independent counsel. The purpose of the Compliance Committee is to review the policies, programs and practices of the Company and its subsidiaries and to monitor the adequacy of compliance systems with respect to foreign, federal and state laws. The Company also appointed an Ethics and Compliance Officer (who is currently the Company’s General Counsel).
     During September 2005, the Company reorganized its senior management team in connection with an investigation conducted by the Company’s Audit Committee. Effective October 3, 2005, the Board of Directors of the Company appointed Robert H. Hesse, a member of the Company’s Board of Directors since July 2004, as the Company’s Interim Chief Executive Officer. Each of Mark Woodburn and Terry LaCore resigned as officers and members of the Company’s Board of Directors due to their failure to cooperate with the Audit Committee’s investigation. The investigation was initiated in August 2005 and includes allegations of misconduct by Messrs. Woodburn and LaCore asserted by an unrelated third party arising out of a lawsuit involving Mr. LaCore and such unrelated third party. From October 3, 2005 through November 13, 2005, Messrs. Woodburn and LaCore were employed as the Company’s Global Managing Director — Operations and Global Managing Director — Business Development, respectively.
     The Company also created the Office of the Chief Executive, which is comprised of Mr. Hesse, Chris Sharng, the Company’s Executive Vice President and Chief Financial Officer, and Richard S. Johnson, President of Natural Health Trends — Japan. The Office of the Chief Executive is responsible for managing the day-to-day operations of the Company. Since Mr. Hesse is no longer considered to be an independent director, he resigned from the Company’s Audit Committee in September 2005. The Company’s Nominating Committee is in the process of identifying, reviewing and evaluating appropriate candidates for appointment to the Board of Directors as independent directors. The Company intends to appoint two of the anticipated new independent directors to its Audit Committee.
     The Company has formed a search committee to identify and consider appropriate candidates to serve as the Company’s Chief Executive Officer. While serving as the Company’s Interim Chief Executive Officer, the Company pays Mr. Hesse $2,000 per day plus reimbursement of out-of-pocket expenses.

     On November 10, 2005, an independent investigator retained by the Company’s Audit Committee learned that an entity controlled by Messrs. Woodburn and LaCore received payments from an independent distributor of the Company’s products during 2001 through August 2005. The Company believes that Messrs. Woodburn and LaCore received from such independent distributor a total of approximately $1.4 million and $1.1 million, respectively. The Company believes that the fees paid by the Company to such independent distributor were not in excess of the amounts due under the Company’s regular distributor compensation plan.
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, a member of the Company’s Board of Directors and Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. The Company believes that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005. Further, the Company believes that Mr. Mason received no pecuniary benefit from the payments made by the independent distributor. Since payments were directed into an entity that is partially owned by Mr. Mason, he no longer can be considered “independent” in accordance with the rules of The Nasdaq Stock Market and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee. Mr. Mason remains as a director.
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company has terminated the employment of each of Messrs. Woodburn and LaCore. No severance has been paid by the Company to Messrs. Woodburn and LaCore and the Company is investigating claims of action against them.
     In addition, a loan made by the Company under the direction of Mr. Woodburn in the aggregate principal amount of $256,000 in February 2004 was previously recorded as a loan to a third party. On November 10, 2005, the Audit Committee investigator learned that the Company actually loaned the funds to an entity owned and controlled by the parents of Mr. Woodburn. The loan was repaid in full, partially by an entity controlled by a third party and partially by an entity controlled by Mr. Woodburn in December 2004.
     The Audit Committee’s investigation is ongoing, and among other procedures the Company is attempting to interview additional top distributors. The outcome of the interviews could have an adverse effect on disclosures related to funds paid to Messrs. Woodburn and LaCore and potentially other members of management. The Company is seeking additional independent directors for its Board of Directors and the committees thereof. The Company intends to amend certain disclosures in previous filings with the Securities and Exchange Commission related to payments made by the independent distributor to Messrs. Woodburn and LaCore and to re-characterize the loan made by the Company to the entity controlled by Mr. Woodburn’s parents.
     In light of the noted material weakness, we have instituted, and will continue to institute, control improvements that we believe will reduce the likelihood of similar errors, such as developing policies related to distributor compensation adjustments, employee loans, expense reimbursements, and distributor relationships. If the remedial policies and procedures we have implemented, and will continue to implement, are insufficient to address the material weakness or if additional significant deficiencies or other conditions relating to our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting, which will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2006. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe that we have addressed, or will address in the near future, our material weakness in internal controls, we cannot guarantee that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weakness or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.
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
     On or around March 31, 2004, Lexxus International, Inc. (“Lexxus U.S.”) received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. After Mr. Loghry threatened to commence suit against Lexxus U.S. and the Company in Nebraska, on May 13, 2004, Lexxus U.S. and the Company filed an action for declaratory relief against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus U.S. or the Company. Mr. Loghry has filed counterclaims against the Company and Lexxus U.S. asserting his previously articulated claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus U.S., including against Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, and Mark Woodburn, former President and director of the Company, for fraud, Messrs. LaCore, Woodburn, and a certain Lexxus distributor for conspiracy to commit fraud and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. On June 2, 2005, after Mr. Loghry had filed amended counterclaims, Lexxus U.S., the Company, and the individual defendants moved to dismiss the counterclaims on the grounds that the claims were barred because Mr. Loghry had failed to disclose the existence of the alleged claims when he filed for personal bankruptcy in September 2002. On June 23, 2005, the court stayed discovery pending resolution of the pending motion to dismiss. On June 30, 2005, at the request of Mr. Loghry, the U.S. Bankruptcy Court for the District of Nebraska reopened Mr. Loghry’s previously closed Chapter 7 bankruptcy case. On September 6, 2005, the trustee commenced an action in the U.S. District Court for the District of Nebraska against the Company; Lexxus U.S.; Messrs. LaCore and Woodburn; Curtis Broome, President of Greater China and Southeast Asia; and Lisa Grossman, an independent distributor of Lexxus U.S., alleging (i) breaches of contracts by the Company and Lexxus U.S., (ii) fraudulent inducement by the Company, Lexxus U.S., and Messrs. LaCore and Woodburn, (iii) civil conspiracy among all defendants, and (iv) tortuous interference with existing contractual relations by Mr. Broome and Ms. Grossman. The Company denies the allegations and intends to contest the claims.
     On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. (the “Toyota Entities”) filed a complaint against the Company and Lexxus U.S. in United States District Court for the Central District of California (CV04-9028). The complaint alleges trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. Toyota seeks to enjoin the Company and Lexxus U.S. from using the Lexxus mark and otherwise competing unfairly with Toyota, to transfer the ownership of the mylexxus.com and lexxusinternational.com internet sites to Toyota, and reimbursement of costs and reasonable attorney fees incurred by Toyota in connection with this matter. The Company has reached a settlement agreement, dated August 31, 2005, under which the Toyota Entities have agreed to terminate their claims against the Company, and the Company has agreed to, on or before June 1, 2006, discontinue use of the Lexxus name and mark, and change the name of its Lexxus operations and domain names, which could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company.
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

     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of Messrs. De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between Messrs. De la Mora and Villarreal and Nature’s Sunshine. Following repeated unsuccessful attempts by Nature’s Sunshine to remand the case to state court, Nature’s Sunshine voluntarily dismissed its lawsuit on May 5, 2005 and subsequently filed a new lawsuit in the Fourth Judicial District Court in Utah County, Utah. On August 22, 2005, a hearing was conducted on Nature’s Sunshines’s request for preliminary injunction, after which the court announced its intention to enjoin Messrs. De la Mora and Villarreal from disclosing any confidential information of Nature’s Sunshine or soliciting any employee or distributor of Nature’s Sunshine or inducing them to terminate their relationship with Nature’s Sunshine. The court, however, did not enjoin Messrs. De la Mora or Villarreal from competing with Nature’s Sunshine. The case remains pending. If the Company or Messrs. De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to change its Mexico management team, at least during the unexpired term of any enforceable non-compete period, and pay any damages and attorneys’ fees that may be assessed against it.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended September 30, 2005, the Company issued 237,600 shares of common stock in connection with the exercise of common stock purchase warrants that were issued to investors in October 2004. The exercise price was $12.47 per share and the shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: November 18, 2005	/s/ Robert H. Hesse

Robert H. Hesse
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2005	/s/ Chris Sharng

Chris Sharng
Executive Vice President and Chief Financial Officer (Principal Financial Officer)