Form 10-K/A
period 2005-12-31
NATURAL HEALTH TRENDS CORP
filed 2006-05-31
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission file number: 0-26272
NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2705336 (I.R.S. Employer Identification No.)

2050 Diplomat Drive Dallas, Texas (Address of principal executive offices)	75234 (Zip code)
Registrant’s telephone number, including area code: (972) 241-4080
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2005 as reported by the NASDAQ National Market on that date: $74,248,760
At May 26, 2006, the number of shares outstanding of the registrant’s common stock was 8,199,933 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
Natural Health Trends Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on May 8, 2006 (the “Company’s Form 10-K”). The purpose of this Amendment is to update Items 6, 7, 8, and 9B of Part II for the restatement of the Company’s financial statements with respect to certain importation costs incurred by our Hong Kong subsidiary in December 2005, but not capitalized as part of inventories as of December 31, 2005, and to provide the information in Items 10, 11, 12, 13 and 14 of Part III of the Company’s Form 10-K that was to be incorporated by reference to the Company’s proxy statement for its 2006 Annual Meeting of Stockholders and which had been expected to be filed within 120 days after the fiscal year end. The complete text of Items 10, 11, 12, 13 and 14 of Part III is set forth below. As a result of this Amendment, we are also filing as exhibits to this Amendment the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Amendment does not modify or update the disclosures in, or exhibits to, the Company’s Form 10-K.

NATURAL HEALTH TRENDS CORP.
Form 10-K/A
December 31, 2005

Part II
Item 6. SELECTED FINANCIAL DATA
     The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In Thousands, Except Per Share Data)				As Restated
Consolidated Statement of Operations Data:
Net sales	$22,989	$36,968	$62,576	$133,225	$194,472
Gross profit	17,691	29,216	48,900	103,904	150,359
Distributor commissions	12,449	16,834	27,555	68,579	101,021
Selling, general and administrative expenses	5,187	10,710	15,770	33,102	49,000
Provision for KGC receivable	—	—	—	—	2,759
Income (loss) from operations	(65)	238	5,575	2,223	(2,421)
Net income (loss)	466	2,139	4,728	1,241	(4,869)

Diluted income (loss) from continuing operations per share[1]:	$(0.98)	$(0.11)	$0.83	$0.18	$(0.70)
Diluted weighted-average number of shares outstanding[1]:	1,342	3,118	5,688	6,822	6,934

Consolidated Balance Sheet Data (at end of period)[2]:
Cash and cash equivalents	$324	$3,864	$11,133	$22,324	$18,470
Working capital	(4,858)	(1,187)	2,889	17,519	11,929
Total assets	3,075	10,319	20,340	62,105	63,948
Total debt	1,021	684	199	818	109
Total stockholders’ equity (deficit)	(4,370)	(398)	4,824	37,029	37,169

[1]	All share and earnings per share data gives effect to a 1-for-100 reverse stock split, which took effect in March 2003.

[2]	The Company sold its 51% equity interest in KGC effective December 31, 2005. As a result, its balance sheet was not included in the Company’s consolidated financial statements at December 31, 2005.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Previously Issued Financial Statements
      During its review of its financial statements for the first three months of 2006, the Company identified certain importation costs totaling approximately $633,000 incurred by our Hong Kong subsidiary in December 2005 for product not recognized as revenue until 2006. On May 29, 2006, the Company’s Chief Financial Officer determined, after discussion with the Company’s independent outside auditor, that it would be more appropriate to capitalize this cost in inventories at December 31, 2005, and subsequently expense to cost of sales in the following period.
      A reconciliation of the amounts as previously reported and as restated for the year ended December 31, 2005 is as follows:

	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$194,472	$—	$194,472
Cost of sales	44,746	(633)	44,113
Gross profit	149,726	633	150,359
Loss from operations	(3,054)	633	(2,421)
Net loss	(5,502)	633	(4,869)

Diluted loss per share	$(0.79)		$(0.70)

Diluted weighted-average number of shares outstanding:	6,934		6,934
      The Company’s consolidated financial statements for the year ended December 31, 2005, are restated in this Amended Annual Report on Form 10-K/A. Accordingly, the Company’s consolidated financial statements for the year ended December 31, 2005, as reported in the Company’s Annual Report on Form 10-K for the year 2005 should no longer be relied upon.
Business Overview
     The Company is an international direct selling organization. We control subsidiaries that distribute products through two separate direct selling businesses that promote health, wellness and vitality. Our wholly-owned subsidiary, Lexxus U.S., and other Lexxus subsidiaries, sell certain cosmetic products, consumer as well as “quality of life” products, which accounted for approximately 96% of our consolidated net revenues in 2003 and 99% in each of 2004 and 2005. eKaire.com, Inc. (“eKaire”), our wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness.
     Lexxus commenced operations in January 2001 and has experienced tremendous growth. As of December 31, 2005, it is conducting business in at least 15 countries through approximately 119,000 active distributors, excluding KGC (see discussion below). eKaire has been in business since 2000 and is operating in four countries through approximately 3,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year.
     We have experienced significant revenue growth over the last few years due in part to our efforts to expand into new markets. We do not intend to devote material resources to opening any additional foreign markets in 2006. Our priority for 2006 is to progress further on developing the Japanese, Mexican and Chinese markets.
     In 2005, we generated approximately 92% of our revenue from outside North America, with sales in Hong Kong representing approximately 62% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
     Effective December 31, 2005, the Company entered into a Stock Purchase Agreement with Bannks Foundation (“Bannks”), a Lichtenstein foundation and owner of 49% of the common shares of KGC Networks Pte Ltd. (“KGC”), a Singapore corporation, pursuant to which the Company sold to Bannks 51,000 common shares representing the Company’s 51% of the outstanding shares of capital stock of KGC for a total cash purchase price of $350,000.
     At the same time and as a condition of the sale, the Company entered into a separate agreement whereby KGC would pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million, of which $1.7 million is considered non-current. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling approximately $2.8 million, which will be reduced as payments are received.
     KGC sells the Company’s Lexxus products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the 2005 results of KGC have been reported in results from operations.
     Had KGC not been reflected in results from operations, the Company’s 2005 statement of operations would have reflected the following (in thousands):

	Actual	As Adjusted
	As Restated
Net sales	$194,472	$160,214
Gross profit	150,359	123,804
Distributor commissions	101,021	85,388
Loss from operations	(2,421)	(1,668)
     China is currently the Company’s most important business development project. New direct selling legislation was adopted in December 2005, while multi-level marketing was banned in November 2005 by the government in China. Before the formal adoption of direct selling laws, many of the international direct selling companies started to operate in China in a retail format. In June 2004, Lexxus obtained a license to engage in retail business in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment the Company made in January 2005. In December 2005, the Company submitted a preliminary application for a direct selling license and fully capitalized its Chinese entity with the $12.0 million cash infusion. The Company is currently in the process of finalizing its application package.
     In 2003, 2004 and 2005, approximately 49%, 56% and 62% of our revenue, respectively, was generated in Hong Kong. Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. After consulting with outside professionals, the Company believes that our Hong Kong e-commerce business does not violate any applicable law in China even though it is used for the e-purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributable to us.
     On April 12, 2004, an investigative television program was aired in China with respect to the operations of the Company’s Hong Kong subsidiary and the representative office located in Beijing. Among other things, the television program alleged that our Hong Kong operations engaged in fraudulent activities and sold products without proper permits. In response, the Company sent Curtis Broome to China to investigate and manage what was happening in China. Prior to that time, the Company did not have any management personnel in China. Among other things, Mr. Broome determined that the Company should be proactive in demonstrating that alleged illegal acts of individual members were not the acts of the Company itself and that the Company intended to invest in China for the long-term. Accordingly, the Company took the following steps:
•	The Company set up a school in Macau to train members about the applicable Chinese legal requirements and the need for distributors to accurately and fairly describe business opportunities available to potential members. The schools were operated from May 2004 to November 2005.

•	The Company suspended shipment of product to certain members until they had completed the required training.

•	The Company extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund.

•	The Company began posting announcements on its Hong Kong website to the effect that the resale of its products in China without the appropriate license would result in termination of membership. Since then, the Company has terminated at least four members in China for engaging in activities in violation of Chinese law.

•	In June 2004 the Company completed formation of its Chinese subsidiary (“Lexxus China”}, and by the end of 2005 had invested $12.0 million as capital in that entity.

•	Lexxus China is working to file an application for a direct selling license under proposed legislation.

•	Lexxus China has leased space in Zhuhai, purchased equipment and finished out a manufacturing plant. Although Lexxus China now has a license to manufacture and employee personnel at the plant, it does not yet have a license to sell any product manufactured there and will not begin manufacturing operations until it has obtained that license.

•	On November 1, 2005, Lexxus China obtained its general cosmetic manufacturing permit and has begun trial production testing.
     There have been other isolated cases of misconduct by our members in China. For example, four of our members were detained in Dongguan for questioning in October 2005, with regard to possible violation of Chinese law regarding the maximum number of people who can attend a meeting as well as possible improper network marketing business activity. Charges were never filed and all individuals were released. In April, 2006, a media report indicated that someone was detained by Public Security in Changsha for investigation of similar allegations. The Company has not been able to determine if the individual in question is, in fact, a member and whether or not any laws were actually broken. Initial inquiries made by retained Chinese counsel indicate that no one is still being detained or has been charged.
     We make efforts to be informed of and in compliance with applicable laws in China, and we have not received any official notice that we are or may be acting improperly or illegally, and we continue our efforts to maintain regular contact with officials in all levels of government. In September 2005, a 12-person delegation from the Zhuhai government made a point of visiting our offices in Dallas, Texas as part of an economic development tour to the United States.
     The Company is unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to commence direct selling operations there. Further, even if the Company is successful in obtaining a direct selling license to do business in China, it is uncertain as to whether the Company will generate profits from such operations.
     Between April and December 2005, the Company’s Hong Kong subsidiary engaged a service provider to facilitate product importation into China and act, or engage another party to act, as the importer of record. The individual that owns that service provider is one of the directors of the Company’s wholly-owned Chinese subsidiary. The Company believes that the amount of duty paid to Chinese Customs on the imported goods by the importer of record was paid at the negotiated rate. However, there can be no assurance that Chinese Customs will not elect, in the future, to examine the duty paid, and if they conduct such examination, they may conclude that the valuation established was insufficient, resulting in an underpayment of duties. As a consequence, the importer of record could be required to pay additional duties and possible penalties to Chinese Customs. Additional duties could range between zero and $46.0 million, plus penalties. The extreme worst case was calculated using the highest possible assessment to the highest possible declared value and assuming that negotiated valuation practices do not apply. The Company believes that any such future assessment of additional duties or penalties would be made against and become the responsibility of the importer of record. There can be no assurance that the Company or its subsidiaries would not also be of assessed with such liability in the event that the importer of record is unable to pay all or part of such amount.

Income Statement Presentation
     The Company derives its revenue from sales of its products, sales of its enrollment packages, and from shipping charges. Substantially all of its product sales are to independent distributors at published wholesale prices. We translate revenue from each market’s local currency into U.S. dollars using average rates of exchange during the period. The following table sets forth revenue by market for each of Lexxus and eKaire for the time periods indicated (in thousands).

	Year Ended December 31,
	2003		2004		2005
					As Restated
North America	$8,779	14.0%	$15,631	11.7%	$15,297	7.9%
Hong Kong	30,763	49.2	74,293	55.8	120,968	62.2
Taiwan	3,097	4.9	3,261	2.5	3,722	1.9
Southeast Asia	1,570	2.5	1,786	1.3	6,438	3.3
Russia and Eastern Europe[1]	13,157	21.0	30,248	22.7	34,258	17.6
South Korea	2,492	4.0	5,524	4.1	8,495	4.4
Australia/New Zealand	226	0.4	623	0.5	1,455	0.7
Japan	—	—	—	—	1,659	0.9
Latin America	—	—	—	—	518	0.3
Other	175	0.3	41	—	—	—

Total Lexxus[1]	60,259	96.3	131,407	98.6	192,810	99.2

North America	1,889	3.0	1,283	1.0	1,231	0.6
Australia/New Zealand	428	0.7	535	0.4	431	0.2

Total eKaire	2,317	3.7	1,818	1.4	1,662	0.8

	$62,576	100%	$133,225	100%	$194,472	100%

     Cost of sales consist primarily of products purchased from third-party manufacturers, freight cost of shipping products to distributors and import duties for the products, costs of promotional materials sold to the Company’s distributors at or near cost, provisions for slow moving or obsolete inventories and, prior to the closing of the merger with MarketVision Communications Corp. as of March 31, 2004, the amortization of fees charged by the Company’s third party software service provider. Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs. Certain prior year amounts have been reclassified into cost of sales so that the financial statements are comparable between periods.
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

[1]	The Company will no longer consolidate the operating results of KGC for periods beginning after December 31, 2005 as it sold its 51% interest in KGC to Bannks Foundation effective December 31, 2005.

number of distributorships directly below the distributor increases. Distributor commissions are dependent on the sales mix and, for 2005, typically ranged between 45% and 55% of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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
     Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. We implemented a foreign holding and operating company structure for our non-United States businesses. This new structure re-organizes our non-United States subsidiaries in the Cayman Islands. Though our goal is to improve the overall tax rate, there is no assurance that the new tax structure could be successful. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements, plans, or arrangements, or require changes in our transfer pricing practices, we could be required to pay higher taxes, interest and penalties, and our earnings would be adversely affected.
Critical Accounting Policies
     In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified certain policies and estimates that are important to the portrayal of its consolidated financial condition and consolidated results of operations. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments. These policies and estimates require the application of significant judgment by the Company’s management.
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets and goodwill, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above. If circumstances change relating to the various assumptions or other factors used in such estimates the Company could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. The Company’s critical accounting policies at December 31, 2005 include the following:
     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at December 31, 2005 was approximately $13.0 million. Inventory write-downs for years 2003 and 2004 were not significant. The Company recorded a reserve for obsolete inventory of approximately $534,000 in 2005 primarily related to coffee pods used in the Gourmet Coffee Café coffee machines.
     Valuation of Goodwill and Impairment Analysis. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At December 31, 2005, goodwill of approximately $14.1 million was reflected on the Company’s balance sheet. No impairment of goodwill has been identified in any of the periods presented. The Company reviews the book value of its property and equipment and intangible assets whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. The Company’s impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. The Company believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, the Company would have to recognize an impairment loss to the extent the net book value of the asset exceeds its fair value. At December 31, 2005, the net book value of the Company’s property and equipment and intangible assets were approximately $3.1 million and $4.5 million, respectively. No such losses were recognized for the years ended December 31, 2004 and 2005.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 10% of product sales. Sales returns are approximately 5% and 4% of product sales for the years ended December 31, 2004 and 2005, respectively. The allowance for sales returns was approximately $1.5 million and $1.7 million at December 31, 2004 and 2005, respectively. No material changes in estimates have been recognized for the years ended December 31, 2004 and 2005.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $4.8 million and $1.5 million at December 31, 2004 and 2005, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and there is no reliable information on the Company’s sales returns or warranty obligation, the Company has deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1.6 million and $1.2 million in revenue and related costs, respectively, for product shipped through December 31, 2005. The deferred costs are recorded in other current assets, as the sales return period for distributors is only for a year. Since the launch, the Company has experienced a high rate of defects and product returns. As a result, the Company has delayed continued sales of our existing inventory of this product and approached the manufacturer for resolution. The manufacturer has agreed to repair all of the machines in our existing inventory and provide discounts on future purchases. The Company is currently planning to re-start the sale of the coffee machines in the second half of 2006.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. During the third quarter of 2004, the Company changed its amortization methodology from a monthly method to the preferred daily method whereby revenues for each enrollment package start the day of enrollment. The change in methodology resulted in additional deferred revenue of approximately $280,000 during 2004. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. Prior to the acquisition of MarketVision Communications Corp. (“MarketVision”) on March 31, 2004, the Company paid MarketVision a fixed amount in exchange for MarketVision creating and maintaining individual web pages for such distributors. These payments to MarketVision were deferred and recorded as a prepaid expense. The related amortization was recorded to cost of sales over the term of the arrangement. The remaining unamortized costs were included in the determination of the purchase price of MarketVision. Subsequent to the acquisition of MarketVision, no upfront costs are deferred as the amount is nominal. At December 31, 2005, enrollment package revenue totaling $6.8 million was deferred. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
     Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2005, the Company increased the valuation allowance to equal its net deferred tax assets due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.

Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
			As Restated
Net sales	100%	100%	100%
Cost of sales	21.9	22.0	22.7

Gross profit	78.1	78.0	77.3
Operating expenses:
Distributor commissions	44.0	51.5	51.9
Selling, general and administrative expenses	25.2	24.8	25.2
Provision for KGC receivable	—	—	1.4

Total operating expenses	69.2	76.3	78.5

Income (loss) from operations	8.9	1.7	(1.2)
Other income (expense)	—	0.1	(0.5)

Income (loss) before income taxes and minority interest	8.9	1.8	(1.7)
Income tax provision	(1.4)	(0.5)	(0.8)
Minority interest	—	(0.4)	—

Net income (loss)	7.5%	0.9%	(2.5)%

2005 Compared to 2004
     Net Sales. Net sales were approximately $194.5 million for the twelve months ended December 31, 2005 compared to $133.2 million for the twelve months ended December 31, 2004, an increase of approximately $61.3 million or 46.0 percent. The revenue increase for the twelve months of 2005 over a year ago was due to growth in the Hong Kong-based business (contributing approximately $46.7 million of the total increase) and the opening of the Japanese office ($6.8 million, including advance sales recorded in Singapore). Most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China. The Company expects revenue generated in Southeast Asia, specifically Singapore, to decline as a substantial portion of its revenue is derived from the sale of products that are delivered into Japan. KGC ($4.0 million), South Korea ($3.0 million), Taiwan ($0.5 million) and Australia ($0.8 million) accounted for the rest of the sales growth.
     The overall growth in net sales is attributable to more net sales generated per distributor enhanced by a 5% product price increase implemented in January 2005 in most of our markets, $20.5 million or approximately one third of the increase, and an increase in the number of active independent distributors, approximately $40.8 million or approximately two thirds of the sales increase. As of December 31, 2005, the operating subsidiaries of the Company had approximately 174,400 active distributors (including KGC), compared to 133,000 active independent distributors at the end of 2004.
     As of December 31, 2005, the Company had deferred revenue of approximately $9.9 million, of which approximately $1.5 million pertained to product sales and approximately $6.8 million pertained to unamortized enrollment package revenue. Additionally, deferred revenue included approximately $1.6 million of Gourmet Coffee Café product shipped but unrecognized as of December 31, 2005 (approximately $1.2 million in Gourmet Coffee Café related costs are also deferred and recorded in other current assets as of December 31, 2005).
     Cost of Sales. Cost of sales was approximately $44.1 million or 22.7% of net sales for the twelve months ended December 31, 2005 compared with approximately $29.3 million or 22.0% of net sales for the twelve months ended December 31, 2004. This increase of approximately $14.8 million or 50.4% was primarily driven by increased sales. Cost of sales as a percentage of net sales was up approximately 1.0% due to an inventory write-off in 2005 and certain additional logistic processing costs for our Hong Kong-based business, partly offset by the 5% price increase as well as the elimination of the commissions paid to MarketVision after its acquisition by the Company on March 31, 2004.

     Gross Profit. Gross profit was approximately $150.4 million or 77.3% of net sales for the twelve months ended December 31, 2005 compared with approximately $103.9 million or 78.0% of net sales for the twelve months ended December 31, 2004. This increase of approximately $46.5 million or 44.7% was attributable to the increase in sales.
     Distributor Commissions. Distributor commissions were approximately $101.0 million or 51.9% of net sales for the twelve months ended December 31, 2005 compared with approximately $68.6 million or 51.5% of net sales for the twelve months ended December 31, 2004. This increase of approximately $32.4 million or 47.3% of net sales was primarily related to the significant increase in sales as well the depth of the distributor network.
     Selling, General and Administrative Expenses. Selling, general and administrative costs were approximately $49.0 million or 25.2% of net sales for the twelve months ended December 31, 2005 compared with approximately $33.1 million or 24.8% of net sales for the twelve months ended December 31, 2004. This increase of approximately $15.9 million or 48.0% was mainly attributable to increases in the following:
•	costs of opening new markets in Mexico ($1.6 million) and Japan ($3.9 million);

•	costs of expansion into China ($1.4 million);

•	increased personnel costs and credit card charges and assessments in Hong Kong ($2.5 million);

•	increased marketing and professional fees in Russia and Eastern Europe by KGC ($2.7 million); and

•	higher professional fees and personnel cost in North America ($3.2 million).
     Other Income (Expense). Other expense was approximately $910,000 for the year ended December 31, 2005 compared with income of approximately $137,000 for the year ended December 31, 2004. This decrease of approximately $1.0 million resulted primarily from foreign exchange losses on inter-company transactions (primarily related to KGC which is denominated in euro), partly offset by interest income.
     Income Taxes. Income tax expense was approximately $1.6 million for the twelve months ended December 31, 2005 compared with $0.7 million for the twelve months ended December 31, 2004. The Company’s income tax provision was negatively impacted by the repatriation of foreign earnings into the U.S., taxable income on the KGC sale in December 2005 of approximately $1.3 million, and a decrease in the net deferred tax assets of approximately $0.5 million. Additionally, approximately $0.8 million in income tax expense was incurred in 2005 due to the operating profits generated by the Greater China region.
     Minority Interest. Minority interest benefit was approximately $49,000 for the twelve months ended December 31, 2005, compared to expense of approximately $456,000 for the twelve months ended December 31, 2004. The decrease in the expense relates primarily to the decreased profitability of KGC.
     Net Income(Loss). Net loss was approximately $4.9 million or 2.5% of net sales for the twelve months ended December 31, 2005 compared to net income of approximately $1.2 million or 0.9% of net sales for the twelve months ended December 31, 2004. The decrease in net income was primarily due to higher distributor commissions, professional fees and marketing-related expenses. Additionally, the Company recorded a provision for the receivable from KGC totaling $2.8 million, incurred higher non-operating expenses during the twelve months ended December 31, 2005 resulting from foreign exchange losses, and recorded higher income tax expense.
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
     Selling, General and Administrative Expenses. Selling, general and administrative costs were approximately $33.1 million or 24.8% of net sales for the twelve months ended December 31, 2004 compared with approximately $15.8 million or 25.2% of net sales for the twelve months ended December 31, 2003. This increase of approximately $17.3 million or 110% was mainly attributable to increases in the following:
•	Marketing and promotional activities world-wide of $7.8 million (The Company resorted to the increase in marketing activities in most of the Company’s markets around the world to drive the increase in the number of active distributors);

•	Credit card charges and assessments totaling $2.7 million;

•	Professional fees of $2.3 million;

•	Personnel costs mainly in the U.S. and Hong Kong of $2.2 million;

•	Costs for building the Chinese market totaling $600,000; and

•	Amortization of intangibles of $600,000 related to the MarketVision acquisition.
     Other Income (Expense). Other income was approximately $137,000 for the year ended December 31, 2004 compared with expense of approximately $1,000 for the year ended December 31, 2003. This increase of approximately $138,000 was due to recognized gain on foreign exchange partly offset by an increase in interest expense resulting from the MarketVision acquisition.
     Income Taxes. Income tax expense was approximately $663,000 or 28.1% of the income before income taxes and minority interest for the twelve months ended December 31, 2004 compared with $860,000 or 15.4% of income before income taxes and minority interest for the twelve months ended December 31, 2003. The increase in effective tax rate was attributable to use of net operating loss in the U.S. and lower effective tax rates on foreign earnings in 2003 compared to 2004.
     Minority Interest. Minority interest expense was approximately $456,000 for the twelve months ended December 31, 2004, compared to a benefit of approximately $14,000 for the twelve months ended December 31, 2003. The increase in the expense relates primarily to the increased profitability of our subsidiary, KGC.
     Net Income. Net income was approximately $1.2 million or 0.9% of net sales for the twelve months ended December 31, 2004 compared to net income of approximately $4.7 million or 7.5% of net sales for the twelve months ended December 31, 2003. The decrease in net income was primarily due to higher commissions paid to distributors and marketing-related expenses, partly offset by higher volume.
Liquidity and Capital Resources
     Cash generated from operations is the main funding source for the Company’s working capital and capital expenditure. In the past, the Company also borrowed from institutions and individuals and issued preferred stock. In October 2004, the Company raised approximately $16 million net of transaction fees through a private equity placement. At December 31, 2005, the Company’s cash and cash equivalents totaled approximately $18.5 million.
     At December 31, 2005, the ratio of current assets to current liabilities was 1.45 to 1.00 and the Company had working capital of approximately $11.9 million. Working capital as of December 31, 2005 decreased from December 31, 2004 by approximately $5.6 million mainly due to cash required to fund a $2.5 million consumer protection fund deposit as part of the direct selling license application statutory requirement as well as the exclusion of the KGC’s working capital of $2.8 million as it is no longer consolidated.
     Cash provided by operations for the twelve months ended December 31, 2005 was approximately $1.4 million. The significant sales increase was the most significant underlying trend for cash flows from operating activities and the change in the Company’s working capital. Cash was mainly generated from increases in accrued distributor commissions and other accrued expenses such as sales returns and deferred revenue, all driven by sales increase, partly offset by a significant increase in inventory attributable to anticipated sales increase in the coming year. But there is no assurance that the expected sales increase in the near turn will be realized.
     Cash used in investing activities during the period was approximately $8.4 million, which primarily relates to investments in setting up new offices in Japan and China, a new factory in China as well as the financial reporting software implementation of the Oracle E-Business Suite. Restricted cash increased approximately $2.8 million mainly due to cash required to fund a $2.5 million consumer protection fund deposit as part of the direct selling license application statutory requirement. Additional investing activities included $1.3 million net cash reduction from the sale of KGC and an investment in a certificate of deposit of approximately $1.3 million.
     Cash provided by financing activities during the period was approximately $2.8 million due to proceeds received of approximately $3.5 million from the exercise of warrants issued in the private equity placement that occurred in October 2004, offset by the Company’s full repayment of MarketVision promissory notes payable of approximately $0.7 million. Total cash and cash equivalents decreased by approximately $3.9 million during the period.
     With cash generated from business operations and the net proceeds from the private placement closed in October 2004, the Company believes that its existing liquidity and cash flows from operations, including its cash and cash equivalents, should be adequate to fund normal business operations expected in the future.
     In addition to the Company’s current obligations related to its accounts payable and accrued expenses, the approximate future maturities of the Company’s existing commitments and obligations are as follows (in thousands):

	Year Ended December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
Debt	$109	$109	$—	$—	$—	$—	$—
Operating leases	6,740	1,891	1,527	875	707	505	1,235
Purchase commitments[1]	7,028	1,489	1,489	1,350	1,350	1,350	—
Construction commitment	580	580	—	—	—	—	—

Totals	$14,457	$4,069	$3,016	$2,225	$2,057	$1,855	$1,235

     The Company has entered into non-cancelable operating lease agreements for locations within the U.S. and for its international subsidiaries, with expirations through May 2015.
     The Company maintains a purchase commitment with one of its suppliers to purchase its Cluster Concentrate™ product. Pursuant to this agreement, the Company is required to purchase from this supplier a minimum volume of 20,000 bottles of product per year. The total product cost is $138,800 before any volume discounts.
     In December 2005, the Company committed approximately $580,000 for buildout of a new training facility in Japan. Construction completed and the facility opened in April 2006.
     The Company has employment agreements with certain members of its management team, the terms of which expire at various times through October 2009. Such agreements provide minimum salary levels, as well as incentive bonuses that are payable if

[1]	Purchase commitments include the Company’s agreement with the supplier of its Alura→ product to purchase a minimum volume of 15 barrels of product per quarter to maintain exclusivity and volume discounts. The total product cost is $1.4 million before any volume discounts. The Company intends to maintain this contract. The contract does not terminate unless the Company fails to purchase at least $350,000 a quarter.

specified management goals are attained. The aggregate commitment for future salaries at December 31, 2005, assuming continued employment and excluding incentive bonuses, was approximately $4.3 million.
     The Company intends to continue to open additional operations in new foreign markets after 2006. The Company plans to focus on further developing the Japanese, the Mexican and the Chinese markets in the next 12 months.
     In connection with the MarketVision acquisition, the Company issued three different promissory notes in the aggregate principal amount of approximately $3.2 million. As of December 31, 2005, the three promissory notes have been paid off.
Related Party Transactions
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provides warehouse facilities and certain equipment, manages and ships inventory, provides independent distributor support services and disburses payments to independent distributors. In exchange for these services, the Company pays $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $150,000, $160,000 and $158,000 during 2003, 2004 and 2005, respectively. As of December 31, 2005, the Company owed approximately $1,400 to S&B Business Services.
     The payment disbursement function was transferred to the Company’s Dallas head office during the third quarter of 2005. In January 2006, the Company hired Sherry LaCore as an employee and simultaneously terminated the oral management agreement. Additionally, the Company closed the warehouse facility by the end of March 2006 and terminated the related lease agreement.
     In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, former President and director of the Company, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. In exchange for such services, the Company starting June 8, 2001 paid to Ohio Valley Welding, Inc., an affiliate of William Woodburn, $6,250 on a bi-weekly basis. The Company paid $168,750 and $118,750 during 2003 and 2004, respectively, to Ohio Valley Welding, Inc. The consulting agreement between the Company and William Woodburn was terminated as of September 30, 2004.

     The Company’s former controller is married to Mark Woodburn, former President and director of the Company. Her employment with the Company ended in August 2004. The Company paid her approximately $100,000 in each of the years 2003 and 2004.
     On March 31, 2004, the Company entered into a merger agreement with MarketVision, pursuant to which the Company acquired all of the outstanding capital stock of MarketVision. As a founding stockholder of MarketVision, Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, received 450,000 shares of the Company’s common stock and was entitled to receive approximately $840,000 plus interest from promissory notes issued by the Company. As of December 31, 2005, no amounts remained outstanding to Mr. LaCore.
     On October 6, 2004, certain members of the Company’s board of directors and certain of the Company’s officers invested approximately $25,000 and purchased 1,984 units upon the same terms and conditions as the other buyers in the private placement.
     A director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $5.2 million and $0.2 million were paid to Access and Info during 2005, respectively. At December 31, 2005, approximately $3,300 was due to Access.
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
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, a member of the Company’s Board of Directors and former Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. However, since payments were directed into an entity that is partially owned by Mr. Mason, he could no longer be considered “independent” in accordance with the rules of The NASDAQ Stock Market and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee. Mr. Mason remained as a director.
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company terminated the employment of each of Messrs. Woodburn and LaCore. No severance has been paid by the Company to Messrs. Woodburn and LaCore and the Audit Committee is investigating claims or actions that the Company may bring against them.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continue to own, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Audit Committee is continuing to investigate to determine whether any financial or other benefits were paid to Mr. Woodburn, his immediate family members or their respective affiliates. The Company has paid Aloe and certain of its affiliates approximately $2.6 million, $9.9 million, and $8.6 million during 2003, 2004 and 2005, respectively.

Recent Accounting Pronouncements
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151, effective January 1, 2006, did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Statements of Income, based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) will be effective January 1, 2006 and permits us to adopt its requirements using one of two methods:
•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that remain unvested on the adoption date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.
     We will adopt the provisions of SFAS 123(R) using the modified prospective method. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. Therefore, we do not recognize compensation expenses associated with employee stock options. We estimate that the adoption of SFAS 123(R) will result in an expense of approximately $0.5 million, or $0.08 per diluted share, for the year ended December 31, 2006. However, the adoption of SFAS 123(R) fair value method could have a significant impact on our future results of operations for future stock or stock option grants but no impact on our overall financial position. Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and income per-share disclosures. The adoption of SFAS 123(R) will have no effect on our outstanding vested stock grant awards.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.
Off–Balance Sheet Arrangements
     The Company does not utilize off-balance sheet financing arrangements other than in the normal course of business. The Company finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Natural Health Trends Corp.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Health Trends Corp. at December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 2 to the consolidated financial statements, the consolidated financial statements as of and for the year ended December 31, 2005 have been restated.
As discussed in Note 10 to the consolidated financial statements, sales of products delivered to members in China represent a significant portion of the Company’s net sales. Any disruption of such sales would have a negative impact upon the Company’s future operations. Further, if it were determined that import duties into China are underpaid, the Company could be required to satisfy part or all of the liability.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
April 28, 2006, except for Note 17
as to which the date is May 5, 2006
and Note 2 as to which the date is
May 29, 2006

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2004	2005
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$22,324	$18,470
Restricted cash	2,395	2,236
Accounts receivable	209	300
Inventories, net	13,991	12,993
Other current assets	2,096	4,632

Total current assets	41,015	38,631
Property and equipment, net	579	3,143
Goodwill	14,145	14,145
Intangible assets, net	5,474	4,529
Deferred tax assets	434	—
Other assets	458	3,500

Total assets	$62,105	$63,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,344	$2,023
Income taxes payable	1,797	1,308
Accrued distributor commissions	4,259	4,001
Other accrued expenses	4,154	6,827
Deferred revenue	9,551	9,897
Current portion of debt	796	109
Other current liabilities	1,595	2,537

Total current liabilities	23,496	26,702
Debt	22	—

Total liabilities	23,518	26,702
Commitments and contingencies
Minority interest	598	77
Mezzanine common stock	960	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,500,000 and 5,000,000 shares authorized at December 31, 2004 and 2005, respectively; none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 and 50,000,000 shares authorized, 6,819,667 and 7,108,867 shares issued and outstanding at December 31, 2004 and December 31, 2005, respectively	7	7
Additional paid-in capital	64,933	69,417
Accumulated deficit	(27,799)	(32,668)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(112)	413

Total stockholders’ equity	37,029	37,169

Total liabilities and stockholders’ equity	$62,105	$63,948

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2003	2004	2005
			As Restated
Net sales	$62,576	$133,225	$194,472
Cost of sales	13,676	29,321	44,113

Gross profit	48,900	103,904	150,359
Operating expenses:
Distributor commissions	27,555	68,579	101,021
Selling, general and administrative expenses	15,770	33,102	49,000
Provision for KGC receivable	—	—	2,759

Total operating expenses	43,325	101,681	152,780

Income (loss) from operations	5,575	2,223	(2,421)
Other income (expense), net	(1)	137	(910)

Income (loss) before income taxes and minority interest	5,574	2,360	(3,331)
Income tax provision	(860)	(663)	(1,587)
Minority interest	14	(456)	49

Net income (loss)	4,728	1,241	(4,869)
Preferred stock dividends	1	—	—

Net income (loss) available to common stockholders	$4,727	$1,241	$(4,869)

Income (loss) per share:
Basic	$1.03	$0.22	$(0.70)

Diluted	$0.83	$0.18	$(0.70)

Weighted-average number of shares outstanding:
Basic	4,609	5,580	6,934

Diluted	5,688	6,822	6,934

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Total
BALANCE, December 31, 2002	16	$16	4,239,495	$4	$33,504	$(33,767)	$(146)	$(9)	$(398)
Net income	—	—	—	—	—	4,728	—	—	4,728
Foreign currency translation adjustments	—	—	—	—	—	—	—	(138)	(138)

Total comprehensive income									4,590
Conversion of Series J preferred stock	(16)	(16)	28,468	—	16	—	—	—	—
Shares issued in acquisition	—	—	360,000	—	433	—	—	—	433
Shares issued for services	—	—	28,500	—	53	—	—	—	53
Preferred stock dividends	—	—	—	—	1	(1)	—	—	—
Deferred compensation	—	—	—	—	—	—	146	—	146

BALANCE, December 31, 2003	—	—	4,656,463	4	34,007	(29,040)	—	(147)	4,824
Net income	—	—	—	—	—	1,241	—	—	1,241
Foreign currency translation adjustments	—	—	—	—	—	—	—	35	35

Total comprehensive income									1,276
Shares issued in acquisitions	—	—	790,000	1	14,704	—	—	—	14,705
Exercise of stock options and warrants	—	—	3,500	—	25	—	—	—	25
Issuance of common stock and common stock purchase warrants in private placement	—	—	1,369,704	2	16,065	—	—	—	16,067
Imputed compensation	—	—	—	—	132	—	—	—	132

BALANCE, December 31, 2004	—	—	6,819,667	7	64,933	(27,799)	—	(112)	37,029
Net loss	—	—	—	—	—	(4,869)	—	—	(4,869)
Foreign currency translation adjustments	—	—	—	—	—	—	—	451	451
Less: reclassification adjustment on sale of KGC	—	—	—	—	—	—	—	74	74

Total comprehensive loss									(4,344)
Exercise of warrants	—	—	289,200	—	3,606	—	—	—	3,606
Offering costs	—	—	—	—	(115)	—	—	—	(115)
Expiration of put right	—	—	—	—	960	—	—	—	960
Imputed compensation	—	—	—	—	33	—	—	—	33

BALANCE, December 31, 2005 (As Restated)	—	$—	7,108,867	$7	$69,417	$(32,668)	$—	$413	$37,169

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2003	2004	2005
			As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,728	$1,241	$(4,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net:
Depreciation and amortization of property and equipment	418	495	529
Amortization of intangibles	115	801	945
Minority interest	(14)	456	(49)
Deferred income taxes	—	(515)	515
Imputed compensation	—	132	33
Common stock issued for services and penalties	53	14	—
Change in deferred compensation	146	—	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	301	50	(863)
Inventories, net	(364)	(10,366)	(4,335)
Other current assets	43	(1,630)	(2,077)
Other assets	(375)	330	1,164
Accounts payable	482	230	1,040
Income taxes payable	933	406	(293)
Accrued distributor commissions	322	3,213	1,362
Other accrued expenses	(496)	2,099	3,221
Deferred revenue	3,493	2,560	3,847
Other current liabilities	(160)	912	1,256

Net cash provided by operating activities	9,625	428	1,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(580)	(150)	(3,120)
Increase in restricted cash	(1,022)	(980)	(2,753)
Increase in certificate of deposit	—	—	(1,267)
Net cash reduction from sale of subsidiary	—	—	(1,307)
Business acquired	—	(1,357)	—
Purchase of minority interest	—	(141)	—
Purchase of database	(191)	—	—

Net cash used in investing activities	(1,793)	(2,628)	(8,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(339)	(2,600)	(709)
Proceeds from issuance of common stock, net	—	16,078	3,491

Net cash provided by (used in) financing activities	(339)	13,478	2,782

Effect of exchange rates on cash and cash equivalents	(224)	(87)	385

Net increase (decrease) in cash and cash equivalents	7,269	11,191	(3,854)
CASH AND CASH EQUIVALENTS, beginning of period	3,864	11,133	22,324

CASH AND CASH EQUIVALENTS, end of period	$11,133	$22,324	$18,470

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     Natural Health Trends Corp. (the “Company”) is an international direct-selling organization headquartered in Dallas, Texas. The Company was originally incorporated as a Florida corporation in 1988. The Company was merged into one of its subsidiaries and re-incorporated in the state of Delaware effective June 29, 2005 (see Note 3). Subsidiaries controlled by the Company sell products to a distributor network that either use the products themselves or resell them to consumers. The Company’s products promote health, wellness and vitality and are sold under the Lexxus and Kaire brands.
     The Company’s majority-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States and Canada; Greater China, which consists of Hong Kong, Macau, Taiwan and China; Southeast Asia, which consists of Singapore, the Philippines and Indonesia; Australia and New Zealand, South Korea, Japan, Latin America, which primarily consists of Mexico; and Slovenia.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
     Effective December 31, 2005, the Company sold its 51% equity interest in its Eastern European business, KGC Networks Pte Ltd. (“KGC”) (see Note 8). As a result, KGC’s balance sheet is not included in the Company’s consolidated balance sheet as of December 31, 2005. KGC’s results of operations are included in the Company’s consolidated statement of operations for the twelve months ended December 31, 2005.
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

Restricted Cash
     The Company maintains a cash reserve with certain credit card processing companies to provide for potential uncollectible amounts and chargebacks. The cash reserve is generally calculated as a percentage of sales over a rolling monthly time period.
     In addition, the Company is required to maintain on deposit approximately $2.5 million as part of its direct selling license application in China. Such amount is reflected in other non-current assets.
Inventories
     Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.
Property and Equipment
     Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Office equipment and software	3 – 5 years
Furniture and fixtures	5 – 7 years
Plant Equipment	5 years
Leasehold improvements	Shorter of estimated useful life or lease term
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
Income Taxes
     The Company recognizes income taxes under the liability method of accounting for income taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.
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

Revenue Recognition
     Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. Amounts received for unshipped product are recorded as deferred revenue. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.
     Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience.
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and there is no reliable information on the Company’s sales returns or warranty obligation, the Company has deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1.6 million and $1.2 million in revenue and related costs, respectively, for product shipped through December 31, 2005. The deferred costs are recorded in other current assets, as the sales return period for distributors is only for a year. Since the launch, the Company has experienced a high rate of defects and product returns. As a result, the Company has delayed continued sales of our existing inventory of this product and approached the manufacturer for resolution. The manufacturer has agreed to repair all of the machines in our existing inventory and provide discounts on future purchases. The Company is currently planning to re-start the sale of the coffee machines in the second half of 2006.
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
Stock-Based Compensation
     The Company continued through December 31, 2005 to account for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands).

	Year Ended December 31,
	2003	2004	2005
			As Restated
Net income (loss) available to common stockholders, as reported	$4,727	$1,241	$(4,869)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(3,893)	(393)

Pro forma net income (loss) available to common stockholders	$4,689	$(2,652)	$(5,262)

	Year Ended December 31,
	2003	2004	2005
			As Restated
Basic income (loss) per share:
As reported	$1.03	$0.22	$(0.70)
Pro forma	$1.02	$(0.48)	$(0.76)
Diluted income (loss) per share:
As reported	$0.83	$0.18	$(0.70)
Pro forma	$0.82	$(0.48)	$(0.76)
     The weighted-average fair value of options granted was $1.05, $11.91, and $6.47 for 2003, 2004, and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2004	2005
			As Restated
Risk-free interest rate	4.25%	2.50%	4.38%
Expected volatility	100%	97%	94%
Expected life (in years)	3	4	3
Dividend yield	—	—	—
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
Certain Risks and Concentrations
     In 2004 and 2005, a substantial portion of our revenue was generated in Hong Kong (see Note 16). Various factors could harm our business in Hong Kong, such as worsening economic conditions or other events that are out of our control. Our financial results could be harmed if our products, business opportunity or planned growth initiatives fail to retain and generate continued interest among our distributors and consumers in this market. Moreover, most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China. We have plans to obtain the appropriate licenses and conduct business in China; however, at this time there are no guarantees that we will obtain these licenses. If we are successful in obtaining these licenses, it is possible that sales in Hong Kong could migrate to China. If that were to happen we could experience a material reduction in sales from Hong Kong. We could be required to modify our compensation plan in China in a way that could make it less attractive to members. Any such modification to our compensation plan could, therefore, have a material adverse effect on revenue. Moreover, the business model that we anticipate implementing in China will likely involve costs and expenses that we do not generally incur in the e-commerce business that we have historically operated in other markets, including Hong Kong. As a result, the business that we ultimately are able to conduct in China could be materially less profitable than the e-commerce business that we have historically operated in Hong Kong.
     Four major product lines — Premium Noni Juice™, Skindulgence®, Alura® and La Vie™ - generated a significant majority of the Company’s sales for 2003, 2004 and 2005. We obtain Skindulgence® and La Vie™ product from a single supplier, and Premium Noni Juice™ and Alura® from two other suppliers. We believe that, in the event we were unable to source products from these suppliers or other suppliers of our products, our revenue, income and cash flow could be adversely and materially impacted.

     The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. Accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. A portion of the Company’s cash balances at December 31, 2005 exceeds the insured limits. The Company has not experienced any losses in such accounts.
Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt, approximate fair value because of their short maturities.
Recent Accounting Pronouncements
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). This statement requires that certain costs such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151, effective January 1, 2006, did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Statements of Income, based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) will be effective January 1, 2006 and permits us to adopt its requirements using one of two methods:
•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that remain unvested on the adoption date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.
     We will adopt the provisions of SFAS 123(R) using the modified prospective method. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. Therefore, we do not recognize compensation expenses associated with employee stock options. We estimate that the adoption of SFAS 123(R) will result in an expense of approximately $527,000, or $0.08 per diluted share, for the year ended December 31, 2006. However, the adoption of SFAS 123(R) fair value method could have a significant impact on our future results of operations for future stock or stock option grants but no impact on our overall financial position. Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and income per-share disclosures. The adoption of SFAS 123(R) will have no effect on our outstanding vested stock grant awards.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
      During its review of its financial statements for the first three months of 2006, the Company identified certain importation costs totaling approximately $633,000 incurred by our Hong Kong subsidiary in December 2005 for product not recognized as revenue until 2006. On May 29, 2006, the Company’s Chief Financial Officer determined, after discussion with the Company’s independent outside auditor, that it would be more appropriate to capitalize this cost in inventories at December 31, 2005, and subsequently expense to cost of sales in the following period.
      A reconciliation of the amounts as previously reported and as restated for the year ended December 31, 2005 is as follows:

	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$194,472	$—	$194,472
Cost of sales	44,746	(633)	44,113
Gross profit	149,726	633	150,359
Loss from operations	(3,054)	633	(2,421)
Net loss	(5,502)	633	(4,869)

Diluted loss per share	$(0.79)		$(0.70)
Diluted weighted-average number of shares outstanding:	6,934		6,934
      The Company’s consolidated financial statements for the year ended December 31, 2005, are restated in this Amended Annual Report on Form 10-K/A. Accordingly, the Company’s consolidated financial statements for the year ended December 31, 2005, as reported in the Company’s Annual Report on Form 10-K for the year 2005 should no longer be relied upon.
3. RE-INCORPORATION
     On March 21, 2005, Natural Health Trends Corp, a Delaware corporation (“the Delaware Corporation”) was incorporated as a subsidiary of Natural Health Trends Corp, a Florida corporation (“the Florida Corporation”). Effective June 29, 2005, the Delaware Corporation was merged into the Florida Corporation, becoming the parent company. Concurrent with the merger, the Company was re-incorporated in the state of Delaware. The Florida Corporation ceased to exist. Each share of common stock outstanding of the Florida Corporation was converted into one share of $0.001 par value common stock of the Delaware Corporation. Options and warrants to purchase common stock of the Florida Corporation were converted into like securities of the Delaware Corporation, with all terms and conditions unchanged. In addition, the number of authorized shares of preferred stock was increased to 5,000,000 and the number of authorized shares of common stock was decreased to 50,000,000.

4. OTHER INCOME (EXPENSE)
Other income (expense) consist of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
			As Restated
Gain (loss) on foreign exchange	$(77)	$215	$(1,082)
Interest income	5	19	241
Interest expense	(68)	(101)	(31)
Other	139	4	(38)

	$(1)	$137	$(910)

5. BALANCE SHEET COMPONENTS
Selected balance sheet components are as follows (in thousands):

	December 31,
	2004	2005
		As Restated
Property and equipment:
Office equipment	$615	$1,236
Office software	157	1,029
Furniture and fixtures	422	430
Plant equipment	—	127
Leasehold improvements	311	1,628

Property and equipment, at cost	1,505	4,450
Accumulated depreciation and amortization	(926)	(1,307)

	$579	$3,143

Other accrued expenses:
Sales returns	$1,541	$1,743
Employee-related expense	443	1,222
Professional fees	202	1,264
Warehousing and inventory-related expense	711	846
Other	1,257	1,752

	$4,154	$6,827

Deferred revenue:
Unshipped product	$4,842	$1,468
Enrollment package revenue	4,709	6,849
Unrecognized coffee revenue	—	1,580

	$9,551	$9,897

6. GOODWILL AND OTHER INTANGIBLE ASSETS
No changes occurred in the carrying amount of goodwill during 2005.
Intangible assets consist of the following (in thousands):

	December 31, 2004			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
				As Restated
Computer software and programs	$5,600	$600	$5,000	$5,600	$1,400	$4,200
Distributor database	790	316	474	790	461	329

	$6,390	$916	$5,474	$6,390	$1,861	$4,529

Amortization expense for intangible assets was $115,000, $801,000, and $945,000 for 2003, 2004, and 2005, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

2006	$958
2007	958
2008	813
2009	800
2010	800
Thereafter	200

$4,529

7. ACQUISITIONS
MarketVision Communications Corp.
     On March 31, 2004, the Company entered into a merger agreement with MarketVision. MarketVision is the exclusive developer and service provider of direct selling internet technology used by the Company since 2001. Pursuant to the merger agreement, the Company acquired all of the outstanding capital stock of MarketVision in exchange for the issuance of 690,000 shares of restricted common stock (the “Issued Shares”), promissory notes in the aggregate principal amount of approximately $3.2 million (see Note 9), a cash payment of approximately $1.3 million in April 2004, less pre-acquisition net payables due to MarketVision of approximately $646,000, for a total purchase price of approximately $17.6 million, including acquisition costs of approximately $153,000. The Issued Shares were valued at $13.5 million based on the average closing price of $23.08 a few days before and after the acquisition was announced discounted by 15% due to certain restrictions contained in the purchase agreement.
     MarketVision hosts and maintains the internet technology for the Company and charges an annual fee for this service based upon the number of enrolled distributors of the Company’s products. MarketVision earned revenues for this service of approximately $1.8 million and $579,000 for the year ended December 31, 2003 and three months ended March 31, 2004, respectively.
     The Company believes that this transaction was in the best interests of the Company because (i) the success of the Company’s business is dependent upon MarketVision’s direct selling software and (ii) the Company projects enrolling a significant number of new distributors in the future, which would be very expensive under the former compensation agreement between the Company and MarketVision. Since the former owners of MarketVision include Terry LaCore, a member of the Company’s board of directors and the Chief Executive Officer of Lexxus International, Inc., a wholly-owned subsidiary of the Company (“Lexxus U.S.”) at the transaction date, the board of directors hired the independent appraisal firm of Bernstein, Conklin & Balcombe to assess the fairness of the transaction with MarketVision from a financial point of view. In March 2004, Bernstein, Conklin & Balcombe delivered its opinion to the Company’s board of directors that the MarketVision transaction is fair to the Company from a financial point of view.
     In addition, the Company entered into a shareholder’s agreement with the former stockholders of MarketVision. Such agreement contained customary terms and conditions, including restrictions on transfers of the Issued Shares, rights of first refusal and indemnification. Further, the shareholder’s agreement contained a one time put right related to 240,000 Issued Shares for the benefit of the former stockholders of MarketVision (other than Mr. LaCore) that required the Company, during the six month period commencing following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the Issued Shares are registered with the Securities and Exchange Commission (the “SEC”) for resale to the public, to repurchase all or part of such shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their Issued Shares. The Company has recorded this obligation of $960,000 as mezzanine common stock in the consolidated balance sheet (see Note 11). The estimated fair value of the put right based on the Black-Scholes option pricing model, as determined by the independent valuation firm, of approximately $133,000 was not included in the cost of MarketVision due to materiality.
     The agreement also provided the former stockholders of MarketVision with piggyback registration rights in the event the Company files a registration statement with the SEC, other than on Forms S-4 or S-8, stock option grants for the former stockholders (other than Mr. LaCore) as well as three-year employment agreements for the former stockholders, other than Mr. LaCore. In the event that the Company defaulted on its payment obligations under the notes or the employment agreements, an entity owned by the former stockholders of MarketVision (other than Mr. LaCore) had certain rights to use, develop, modify, market, distribute and sublicense the MarketVision software to third parties.

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
Acquisitions of Minority Interests
     On March 29, 2004, the Company purchased 4,900 shares of common stock owned by the minority stockholders of Lexxus U.S., a Delaware corporation, representing the 49% interest in Lexxus U.S. not owned by the Company, in exchange for 100,000 shares of restricted common stock. The total purchase price, including acquisition related costs of approximately $7,000, was approximately $2.0 million based upon the average closing price of the Company’s common stock of $23.08 a few days before and after the acquisition was announced discounted by 15% due to the restrictions contained in the purchase agreement. The entire purchase price was allocated to goodwill.
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
8. SALE OF KGC NETWORKS
     Effective December 31, 2005, the Company entered into a Stock Purchase Agreement with Bannks Foundation (“Bannks”), a Lichtenstein foundation and owner of 49% of the common shares of KGC Networks Pte Ltd. (“KGC”), a Singapore corporation, pursuant to which the Company sold to Bannks 51,000 common shares representing the Company’s 51% of the outstanding shares of capital stock of KGC for a total cash purchase price of $350,000.
     At the same time and as a condition of the sale, the Company entered into a separate agreement whereby KGC would pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million, of which $1.7 million is considered non-current. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling approximately $2.8 million, which will be reduced as payments are received.
     KGC sells the Company’s Lexxus products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the 2005 results of KGC have been reported in results from operations.
     Had KGC not been included in results from operations, the Company’s 2005 statement of operations would have reflected the following (in thousands):

	Actual	As Adjusted
Net sales	$194,472	$160,214
Gross profit	150,359	123,804
Distributor commissions	101,021	85,388
Loss from operations	(2,421)	(1,668)
9. DEBT
     Debt consists of the following (in thousands):

	December 31,
	2004	2005
		As Restated
MarketVision promissory note	$682	$—
Notes payable a distributor, due upon demand, interest at 1% per annum	86	86
Note payable to a governmental agency, monthly installments of $2,200, interest at 7% per annum, maturing May 2006	34	9
Notes payable to a vendor, monthly installments of $580, interest at 25.49% per annum, maturing October 2008	16	14

	818	109
Current maturities	(796)	(109)

Debt	$22	$—

     On March 31, 2004, the Company issued two six month promissory notes in the aggregate principal amount of approximately $2.2 million, bearing interest at 4% per annum, and a twenty-one month promissory note in the principal amount of $1.0 million, bearing interest at 4.5% per annum, in connection with the acquisition of MarketVision (see Note 7). The Company repaid the two six month notes in full on October 12, 2004. The twenty-one month note required monthly payments of approximately $58,200 commencing June 30, 2004. The note was repaid in full in November 2005.

10. COMMITMENTS AND CONTINGENCIES
Operating Leases
     The Company has entered into non-cancelable operating lease agreements for locations within the U.S. and for its international subsidiaries, with expirations through May 2015. Rent expense in connection with operating leases was approximately $1.1 million, $1.4 million, and $2.4 million during 2003, 2004, and 2005, respectively.
     Future minimum lease obligations as of December 31, 2005, are as follows (in thousands):

2006	$1,891
2007	1,527
2008	875
2009	707
2010	505
Thereafter	1,235

Total minimum lease obligations	$6,740

Purchase Commitments
     The Company maintains a purchase commitment with one of its suppliers to purchase its Cluster Concentrate™ product. Pursuant to this agreement, the Company is required to purchase from this supplier a minimum volume of 20,000 bottles of product per year. The total product cost is $138,800 before any volume discounts.
     In addition, the Company has an agreement with the supplier of its Alura® product to purchase a minimum volume of 15 barrels of product per quarter to maintain exclusivity and volume discounts. The total product cost is $1.4 million before any volume discounts. The Company intends to maintain this contract.
Construction Commitment
     In December 2005, the Company committed approximately $580,000 for buildout of a new training facility in Japan. Construction completed and the facility opened in April 2006.
Employment Agreements
     The Company has employment agreements with certain members of its management team, the terms of which expire at various times through October 2009. Such agreements provide minimum salary levels, as well as incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2005, assuming continued employment and excluding incentive bonuses, was approximately $4.3 million.
Legal Matters
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleges that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of approximately $200,000. LXK also incurred related costs of approximately $40,000 as a result of the judgment. The Company recorded a reserve for the entire $240,000 at December 31, 2004 and has appealed the ruling. The failure to sell Alura in South Korea is not anticipated to have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of LXK.
     On or around March 31, 2004, Lexxus U.S. received a letter from John Loghry, a former Lexxus distributor, alleging that Lexxus U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, Lexxus U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas seeking, inter alia, unspecified damages from Mr. Loghry for disparagement and a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from Lexxus U.S. or the Company. Mr. Loghry filed counterclaims against the Company and Lexxus U.S.

asserting his previously threatened claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and Lexxus U.S., including against Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, and Mark Woodburn, former President and director of the Company, for fraud, Messrs. LaCore, Woodburn, and a certain Lexxus distributor for conspiracy to commit fraud and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Mr.Loghry then filed amended counterclaims and, on June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska against the Company; Lexxus U.S.; Messrs. LaCore and Woodburn; Curtis Broome, President of Greater China and Southeast Asia; and a certain independent distributor of Lexxus U.S., essentially alleging the same claims asserted by Loghry in the Northern District of Texas. On February 21, 2006, this case was transferred to the United States District Court for the Northern District of Texas. The Company denies the allegations by Loghry and the United States Trustee and intends to vigorously contest their claims. An unfavorable judgment could have a material adverse effect on the financial condition of the Company.
     On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. (the “Toyota Entities”) filed a complaint against the Company and Lexxus U.S. in United States District Court for the Central District of California (CV04-9028). The complaint alleged trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. The Company reached a settlement agreement, dated August 31, 2005, under which the Toyota Entities agreed to terminate their claims against the Company, and the Company agreed to discontinue use of the Lexxus name and mark and change the name of its Lexxus operations and domain names by June 1, 2006, and sell or otherwise dispose of all product inventory marked with the name Lexxus by December 1, 2006. This could have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company.
     On November 12, 2004, Dorothy Porter filed a complaint against the Company in the United States District Court for the Southern District of Illinois alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceutical Inc., a former subsidiary of the Company, and, thereafter, eKaire.com, Inc., a wholly-owned subsidiary of the Company. Ms. Porter has sued the Company for strict liability, breach of warranty and negligence. The Company intends to defend this case vigorously and on December 27, 2004 filed an answer denying the allegations contained in the complaint. On March 7, 2005, a Notice of Tag-Along Action was filed by Ms. Porter with the Judicial Panel on Multidistrict Litigation. The case was subsequently transferred for pre-trial purposes to the consolidated Ephedra Products Liability proceedings in the United States District Court for the Southern District of New York. If the case proceeds to a jury trial, the matter will be transferred back to the Southern District of Illinois and tried in that District. Full discovery between the parties is set to begin in this action Spring 2006. The Company does not believe that the plaintiff can demonstrate that its products caused the alleged injury and intends to vigorously defend this action.”
     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah, seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of Messrs. De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between Messrs. De la Mora and Villarreal and Nature’s Sunshine. After the Company removed the case to federal court, Nature’s Sunshine voluntarily dismissed its lawsuit and filed a new lawsuit in the Fourth Judicial District Court in Utah County, Utah. After a hearing on August 22, 2005, the district court preliminarily enjoined Messrs. De la Mora and Villarreal from disclosing any confidential information of Nature’s Sunshine or soliciting any employee or distributor of Nature’s Sunshine or inducing them to terminate their relationship with Nature’s Sunshine. The court refused, however, to enjoin Messrs. De la Mora or Villarreal from competing with Nature’s Sunshine. Nature’s Sunshine subsequently filed a petition for interlocutory review with the Utah Supreme Court. The Supreme Court delegated the petition to the Utah Court of Appeals, which denied the petition. On April 6, 2006, a mutual agreement was entered into with Messrs. De la Mora and Villareal terminating their employment between them and affiliates of the Company. If the Company or Messrs. De la Mora and Villarreal are nevertheless unsuccessful in defending this action, the Company may be required to pay any damages and attorneys’ fees that may be assessed against it.
     On or about March 1, 2006, the Company hired Peter Dale, a former executive with the Nature’s Sunshine subsidiary doing business in Japan, Nature’s Sunshine Japan Co., Ltd. (“NSJ”), to serve as an executive vice president with responsibilities in Asia. NSJ alleges that Mr. Dale has signed an agreement containing covenants of non-competition, non-solicitation, and confidentiality, and that it believes Mr. Dale’s employment with the Company would violate the non-competition covenant. No lawsuit has been filed at this point. If Nature’s Sunshine files suit, the Company and Mr. Dale will vigorously defend against the enforcement of the non-competition covenant. However, if Nature’s Sunshine were to prevail in such a lawsuit, Mr. Dale could be enjoined from working for the Company until February 15, 2007 which could have a material adverse effect on the Company’s business in Japan.
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
Other Matters
     In 2003, 2004 and 2005, approximately 49%, 56% and 62% of our revenue, respectively, was generated in Hong Kong. Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. After consulting with outside professionals, the Company believes that our Hong Kong e-commerce business does not violate any applicable law in China even though it is used for the e-purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributable to us.
     On April 12, 2004, an investigative television program was aired in China with respect to the operations of the Company’s Hong Kong subsidiary and the representative office located in Beijing. Among other things, the television program alleged that our Hong Kong operations engaged in fraudulent activities and sold products without proper permits. In response, the Company sent Curtis Broome to China to investigate and manage what was happening in China. Prior to that time, the Company did not have any management personnel in China. Among other things, Mr. Broome determined that the Company should be proactive in demonstrating that alleged illegal acts of individual members were not the acts of the Company itself and that the Company intended to invest in China for the long-term. Accordingly, the Company took the following steps:
•	The Company set up a school in Macau to train members about the applicable Chinese legal requirements and the need for distributors to accurately and fairly describe business opportunities available to potential members. The schools were operated from May 2004 to November 2005.

•	The Company suspended shipment of product to certain members until they had completed the required training.

•	The Company extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund.

•	The Company began posting announcements on its Hong Kong website to the effect that the resale of its products in China without the appropriate license would result in termination of membership. Since then, the Company has terminated at least four members in China for engaging in activities in violation of Chinese law.

•	In June 2004 the Company completed formation of its Chinese subsidiary (“Lexxus China”}, and by the end of 2005 had invested $12.0 million as capital in that entity.

•	Lexxus China is working to file an application for a direct selling license under proposed legislation.

•	Lexxus China has leased space in Zhuhai, purchased equipment and finished out a manufacturing plant. Although Lexxus China now has a license to manufacture and employee personnel at the plant, it does not yet have a license to sell any product manufactured there and will not begin manufacturing operations until it has obtained that license.

•	On November 1, 2005, Lexxus China obtained its general cosmetic manufacturing permit and has begun trial production testing.
     There have been other isolated cases of misconduct by our members in China. For example, four of our members were detained in Dongguan for questioning in October 2005, with regard to possible violation of Chinese law regarding the maximum number of people who can attend a meeting as well as possible improper network marketing business activity. Charges were never filed and all individuals were released. In April, 2006, a media report indicated that someone was detained by Public Security in Changsha for investigation of similar allegations. The Company has not been able to determine if the individual in question is, in fact, a member and whether or not any laws were actually broken. Initial inquiries made by retained Chinese counsel indicate that no one is still being detained or has been charged.
     We make efforts to be informed of and in compliance with applicable laws in China, and we have not received any official notice that we are or may be acting improperly or illegally, and we continue our efforts to maintain regular contact with officials in all levels of government. In September 2005, a 12-person delegation from the Zhuhai government made a point of visiting our offices in Dallas, Texas as part of an economic development tour to the United States.
     The Company is unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to commence direct selling operations there. Further, even if the Company is successful in obtaining a direct selling license to do business in China, it is uncertain as to whether the Company will generate profits from such operations.
     Between April and December 2005, the Company’s Hong Kong subsidiary engaged a service provider to facilitate product importation into China and act, or engage another party to act, as the importer of record. The individual that owns that service provider is one of the directors of the Company’s wholly- owned Chinese subsidiary. The Company believes that the amount of duty paid to Chinese Customs on the imported goods by the importer of record was paid at the negotiated rate. However, there can be no assurance that Chinese Customs will not elect, in the future, to examine the duty paid, and if they conduct such examination, they may conclude that the valuation established was insufficient, resulting in an underpayment of duties. As a consequence, the importer of record could be required to pay additional duties and possible penalties to Chinese Customs. Additional duties could range between zero and $46.0 million, plus penalties. The extreme worst case was calculated using the highest possible assessment to the highest possible declared value and assuming that negotiated valuation practices do not apply. The Company believes that any such future assessment of additional duties or penalties would be made against and become the responsibility of the importer of record. There can be no assurance that the Company or its subsidiaries would not also be assessed with such liability in the event that the importer of record is unable to pay all or part of such amount.
     On April 18, 2006, the Company received a letter from The NASDAQ Stock Market stating that the Company is not in compliance with Marketplace Rule 4310(c)(14), which obligates listed issuers to timely file those reports and other documents required to be filed with the Securities and Exchange Commission. On April 25, 2006, the Company requested a hearing with the NASDAQ Hearings Panel concerning the Company’s failure to file its Form 10-K in a timely fashion. The Company received a hearing date of June 1, 2006 from NASDAQ. The Company has been advised that its shares of common stock will not be delisted prior to the date of the hearing.
11. MEZZANINE COMMON STOCK
     The shareholder’s agreement entered into upon the merger with MarketVision contained a one time put right related to 240,000 shares issued to the former stockholders of MarketVision (other than Mr. LaCore). The put right required the Company, during the six month period commencing following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the shares are registered with the Securities and Exchange Commission for resale to the public, to repurchase all or part of such shares still owned by the stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their shares. As the put right expired unexercised on September 30, 2005, the Company reclassified the put right obligation of $960,000 to additional paid-in capital.
12. STOCKHOLDERS’ EQUITY
Authorized Shares
     The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.
Stock Split
     The Company effected a 1-for-100 reverse stock split in March 2003 of all outstanding shares of capital stock and unexercised stock options and warrants. All references to share and per share data have been adjusted to reflect the stock split.
Private Placement of Units
     On October 6, 2004, the Company entered into a securities purchase agreement (and subscription agreements with respect to certain Canadian investors) with certain institutional and accredited investors as well as certain officers and directors of the Company. Pursuant to the purchase and subscription agreements, the Company sold 1,369,704 units at a price of $12.595 per unit. Each unit consist of one share of the Company’s common stock and one stock purchase warrant exercisable for one share of the Company’s common stock at any time through October 6, 2009 at an exercise price of $12.47 per share. Proceeds were approximately $16.0 million, net of transaction fees.
     Pursuant to the registration rights agreement, the Company has agreed to register the shares included in the units and the shares issuable upon exercise of the warrants for resale. The registration rights agreement provides for the payment of certain liquidated damages in the event that delays are experienced in the Securities and Exchange Commission’s declaring that registration statement effective. The Company agrees to use commercially reasonable effort to effect and maintain the effectiveness of a registration statement. If the registration statement is not effective 180 days after the closing date, or approximately April 4, 2005, the Company will pay the buyers approximately $85,000, which also applies in the event that the Company fails to maintain the effectiveness of the registration statement after its initial effectiveness, subject to certain exceptions. The Company filed a preliminary registration statement with the SEC on April 13, 2005 and paid a total of approximately $85,000 in liquidated damages on April 14, 2005. The registration statement became effective on April 28, 2005.
Stock Options
     The Company maintains the 2002 Stock Option Plan (the “Plan”) which provides for the granting of incentive and nonqualified stock options to employees, directors and officers of the Company, members of the board of directors, or consultants. The terms of any particular grant are determined by the board of directors or a committee appointed by the board of directors. In 2005, the Company amended the Plan to increase the maximum number of shares available to be issued to 1,550,000 shares. As of December 31, 2005, the Company had granted options to purchase 592,124 shares of common stock under the Plan. As of December 31, 2005, 957,876 shares remained available to be granted under the Plan.

	2003		2004		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
					As Restated
Outstanding, beginning of year	1,321,500	$1.05	1,331,500	$1.06	1,674,124	$4.42
Granted	10,000	1.80	344,124	17.44	248,000	10.21
Exercised	—	—	(1,500)	1.10	—	—

Outstanding, end of year	1,331,500	1.06	1,674,124	4.42	1,922,124	5.17

Exercisable at end of year	1,291,504	$1.03	1,640,000	$4.28	1,698,322	$4.49
     The following table summarizes information about options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Shares	Exercise	Contractual	Shares	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
$1.00 to $1.80	1,330,000	$1.06	6.2 years	1,330,000	$1.06
$11.40 to $18.11	592,124	14.41	5.3 years	368,322	16.90

$1.00 to $18.11	1,922,124	5.17	5.9 years	1,698,322	4.49

Common Stock Purchase Warrants
     On June 23, 2004, warrants to purchase 2,000 shares of common stock were exercised at an exercise of $5.00 per share.
     On March 31, 2005, a warrant to purchase 1,419 shares of common stock, with an exercise price of $141.00, expired without being exercised.
     In May 2005, a warrant to purchase 51,600 shares of common stock was exercised for proceeds of approximately $643,500. In July 2005, warrants to purchase 25,000 shares of common stock were exercised for proceeds of approximately $311,800. In August 2005, warrants to purchase 93,600 shares of common stock were exercised for proceeds of approximately $1.2 million and in September warrants to purchase 119,000 were exercised for proceeds of approximately $1.5 million. At December 31, 2005, warrants to purchase 1,080,504 shares of common stock were outstanding, all of which were included as a component of the units sold on October 6, 2004 (see – Private Placement of Units). Such warrants are exercisable for one share of the Company’s common stock at any time through October 6, 2009 at an exercise price of $12.47 per share. The weighted-average remaining contractual life of outstanding warrants as of December 31, 2005 was 3.8 years.

Restricted Stock
     On October 7, 2004, the Company entered into employment agreements with two members of its Mexican management team whereby each member was entitled to receive a bonus payable in restricted shares of the Company’s common stock based upon the Mexican subsidiary achieving certain (1) net sales and (2) net income before interest, taxes, depreciation and amortization (collectively “EBITDA”). The maximum aggregate amount payable in restricted shares was $14.5 million, assuming net sales of $300 million and EBITDA of $30 million. The shares were to be issued by no later than April 15 in the year following satisfaction of both targets. These employment agreements were terminated in April 2005, and thus the right to receive restricted share bonuses was forfeited.
Income Per Share

	Year Ended December 31,
	2003	2004	2005
			As Restated
	(In Thousands, Except Per Share Data)
Net income (loss) available to common stockholders	$4,727	$1,241	$(4,869)

Basic weighted-average number of shares outstanding	4,609	5,580	6,934
Effect of dilutive stock options and warrants	1,079	1,242	—

Diluted weighted-average number of shares outstanding	5,688	6,822	6,934

Income (loss) per share:
Basic	$1.03	$0.22	$(0.70)
Diluted	$0.83	$0.18	$(0.70)
     Options and warrants to purchase 310,000 and 1,371,123 shares of common stock, respectively, were outstanding during 2004 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.
     Options and warrants to purchase 1,922,124 and 1,081,923 shares of common stock, respectively, were outstanding during 2005 but were not included in the computation of diluted income per share because of the net loss reported for 2005. The options, which fully expire on June 23, 2014, were still outstanding at the end of 2005. Warrants to purchase 1,080,504 shares of common stock remained outstanding at the end of 2005 and fully expire on October 6, 2009.
13. INCOME TAXES
     The components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
			As Restated
Domestic	$4,482	$(2,108)	$(8,637)
Foreign	1,092	4,468	5,306

Income (loss) before income taxes	$5,574	$2,360	$(3,331)

     The components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
			As Restated
Current taxes:
Federal	$256	$248	$103
State	40	171	168
Foreign	564	759	801

	860	1,178	1,072
Deferred taxes	—	(515)	515

Provision for income taxes	$860	$663	$1,587

     A reconciliation of the reported provision for income taxes to the amount that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
			As Restated
Income tax at federal statutory rate	$1,895	$802	$(1,348)
Effect of permanent differences	37	709	3,054
Increase (decrease) in valuation allowance	(1,066)	(602)	497
Foreign rate differential	(32)	(471)	(787)
State income taxes, net of federal benefit	26	113	111
Other reconciling items	—	112	60

Income tax provision	$860	$663	$1,587

     Deferred income taxes consist of the following (in thousands):

	December 31,
	2004	2005
		As Restated
Deferred tax assets:
Net operating losses	$3,144	$2,051
Stock-based compensation	488	488
Accrued expenses	255	468
Tax credits	80	183
Deferred revenue	—	133
Provision for KGC receivable	—	938
Other	12	12

Total deferred tax assets	3,979	4,273
Valuation allowance	(1,492)	(2,652)

	2,487	1,621

Deferred tax liabilities:
Intangible assets	(1,861)	(1,540)
Depreciation	(34)	(17)
Prepaids	(50)	(64)
Other	(27)	—

Total deferred tax liabilities	(1,972)	(1,621)

Deferred tax assets, net	$515	$—

     As of December 31, 2004, the current portion of the net deferred tax assets totaling $81,000 is presented in other current assets.

     A valuation allowance was established for approximately $1,492,000 of the net deferred tax assets at December 31, 2004, as the Company was unable to determine that the more likely than not criteria had been met. During 2005, the Company adjusted the valuation allowance for approximately $663,000 of net operating losses generated in the December 31, 2004 tax period. The Company increased the valuation allowance to equal its net deferred tax assets at December 31, 2005, due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.
     At December 31, 2005, the Company has net operating loss carryforwards of approximately $6.0 million that begin to expire in 2020, if not utilized. A portion of the net operating loss carryforward is subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2005. Such earnings are intended to be reinvested indefinitely.
14. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2003	2004	2005
			As Restated
	(In Thousands)
Cash paid during the year for:
Income taxes	$42	$552	$1,376
Interest	50	86	22

Non-cash investing and financing activities:
Receivable from KGC	—	—	3,100
Conversion of preferred stock to common stock	16	—	—
Preferred stock dividends	1	—	—
Common stock issued for acquisitions	433	15,665	—
Debt issued for acquisitions	—	3,203	—
Common stock issued for services	53	—	—
15. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provides warehouse facilities and certain equipment, manages and ships inventory, provides independent distributor support services and disburses payments to independent distributors. In exchange for these services, the Company pays $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $150,000, $160,000 and $158,000 during 2003, 2004 and 2005, respectively. As of December 31, 2005, the Company owed approximately $1,400 to S&B Business Services.
     The payment disbursement function was transferred to the Company’s Dallas head office during the third quarter of 2005. In January 2006, the Company hired Sherry LaCore as an employee and simultaneously terminated the oral management agreement. Additionally, the Company closed the warehouse facility by the end of March 2006 and terminated the related lease agreement.
     In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, former President and director of the Company, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. In exchange for such services, the Company starting June 8, 2001 paid to Ohio Valley Welding, Inc., an affiliate of William Woodburn, $6,250 on a bi-weekly basis. The Company paid $168,750 and $118,750 during 2003 and 2004, respectively, to Ohio Valley Welding, Inc. The consulting agreement between the Company and William Woodburn was terminated as of September 30, 2004.

     The Company’s former controller is married to Mark Woodburn, former President and director of the Company. Her employment with the Company ended in August 2004. The Company paid her approximately $100,000 in each of the years 2003 and 2004.
     On March 31, 2004, the Company entered into a merger agreement with MarketVision, pursuant to which the Company acquired all of the outstanding capital stock of MarketVision (see Note 7). As a founding stockholder of MarketVision, Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, received 450,000 shares of the Company’s common stock and was entitled to receive approximately $840,000 plus interest from promissory notes issued by the Company. As of December 31, 2005, no amounts remained outstanding to Mr. LaCore.
     On October 6, 2004, certain members of the Company’s board of directors and certain of the Company’s officers invested approximately $25,000 and purchased 1,984 units upon the same terms and conditions as the other buyers in the private placement (see Note 12).
     A director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $5.2 million and $0.2 million were paid to Access and Info during 2005, respectively. At December 31, 2005, approximately $3,300 was due to Access.
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
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, a member of the Company’s Board of Directors and former Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. However, since payments were directed into an entity that is partially owned by Mr. Mason, he could no longer be considered “independent” in accordance with the rules of The NASDAQ Stock Market and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee. Mr. Mason remained as a director.
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company terminated the employment of each of Messrs. Woodburn and LaCore. No severance has been paid by the Company to Messrs. Woodburn and LaCore and the Audit Committee is investigating claims or actions that the Company may bring against them.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continue to own, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Audit Committee is continuing to investigate to determine whether any financial or other benefits were paid to Mr. Woodburn, his immediate family members or their respective affiliates. The Company has paid Aloe and certain of its affiliates approximately $2.6 million, $9.9 million, and $8.6 million during 2003, 2004 and 2005, respectively.

16. SEGMENT INFORMATION
     The Company operates in one reportable operating segment by selling products to a distributor network that operates in a seamless manner from market to market. The Company’s net sales and long-lived assets by market are as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
			As Restated
Net sales to external customers:
North America	$10,668	$16,914	$16,528
Hong Kong	30,763	74,293	120,968
Taiwan	3,097	3,261	3,722
Southeast Asia	1,570	1,786	6,438
Russia and Eastern Europe [1]	13,157	30,248	34,258
South Korea	2,492	5,524	8,495
Australia/New Zealand	654	1,158	1,886
Japan	—	—	1,659
Latin America	—	—	518
Other	175	41	—

Total net sales	$62,576	$133,225	$194,472

	December 31,
	2003	2004	2005
			As Restated
Long-lived assets:
North America	$1,203	$20,124	$19,504
Hong Kong	217	247	554
Taiwan	271	117	179
Southeast Asia	202	133	47
China	—	—	3,265
South Korea	389	398	323
Australia/New Zealand	46	35	33
Japan	—	—	834
Latin America	—	—	573
Other	51	36	5

Total long-lived assets	$2,379	$21,090	$25,317

     Due to system constraints, it is impracticable for the Company to separately disclose product and enrollment package revenue for the years presented.
17. SUBSEQUENT EVENTS
     On February 10, 2006, the Company entered into an Escrow Agreement (the “Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, an affiliate of Woodburn and LaCore, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Agreement, (i) the Company agreed to issue and deposit with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Woodburn and LaCore deposited with the Agent $1,206,000 in immediately available funds (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issuable upon the cashless exercise of options issued in 2001 and 2002 to LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.

[1]	The Company will no longer consolidate the operating results of KGC for periods ending after December 31, 2005 as it sold its 51% interest in KGC to Bannks Foundation effective December 31, 2005.

     The Escrowed Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Agent upon receipt from the Agent of an irrevocable proxy (the “Proxy”) to the Company to vote the Escrowed Shares on all matters presented at meetings of stockholders or any written consent executed in lieu thereof. The parties have agreed that the Agent will hold the Escrowed Shares and the Cash Deposit until it receives (i) joint written instructions from the Company, Woodburn and LaCore, or (ii) a final non-appealable order from a court of competent jurisdiction. Each of the Company and Woodburn and LaCore has further agreed that all current and future rights, claims, defenses and causes of actions they have or may have against each other are preserved.
     Effective October 3, 2005, the Board of Directors of the Company appointed Robert H. Hesse, a member of the Company’s Board of Directors since July 2004, as the Company’s Interim Chief Executive Officer. On March 10, 2006, the Company and Mr. Hesse entered into a letter agreement dated March 1, 2006, pursuant to which Mr. Hesse agreed to continue acting as the interim chief executive officer of the Company. In addition to continuing his base pay of $2,000 per day, the Company agreed to pay Mr. Hesse a retention bonus equal to $300,000, of which $150,000 was due and payable upon executing the letter agreement and $150,000 is due within five days after satisfactory completion of Mr. Hesse’s term as Interim Chief Executive Officer, which was scheduled to conclude when the new chief executive officer commenced his or her employment with the Company. On March 28, 2006, the Board of Directors and Mr. Hesse mutually agreed that Mr. Hesse had completed his assignment as the Interim Chief Executive Officer of the Company, effective immediately. On May 5, 2006, the Company paid $150,000 to Mr. Hesse as provided in the above letter agreement. Mr. Hesse has released the Company from all other obligations under that letter agreement and, effective May 5, 2006, resigned from the Company’s Board of Directors.
     On April 18, 2006, the Company received a letter from The NASDAQ Stock Market stating that the Company is not in compliance with Marketplace Rule 4310(c)(14), which obligates listed issuers to timely file those reports and other documents required to be filed with the Securities and Exchange Commission. On April 25, 2006, the Company requested a hearing with the NASDAQ Hearings Panel concerning the Company’s failure to file its Form 10-K in a timely fashion. The Company received a hearing date of June 1, 2006 from NASDAQ. The Company has been advised that its shares of common stock will not be delisted prior to the date of the hearing.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Fiscal 2004:
Net sales	$38,745	$17,686	$40,482	$36,312
Gross profit	30,491	12,823	31,612	28,978
Distributor commissions	19,745	12,578	17,422	18,834
Selling, general and administrative expenses	5,968	8,194	8,288	10,652
Income (loss) from operations	4,778	(7,949)	5,902	(508)
Net income (loss)	3,761	(6,746)	5,028	(802)

Income (loss) per share:
Basic	$0.81	$(1.24)	$0.92	$(0.12)
Diluted	$0.64	$(1.24)	$0.75	$(0.12)
Weighted-average number of shares outstanding:
Basic	4,667	5,447	5,450	6,745
Diluted	5,909	5,447	6,692	6,745

	Quarter Ended
	March 31	June 30	September 30	December 31
				As Restated
	(In Thousands, Except Per Share Data)
Fiscal 2005:
Net sales	$42,759	$49,959	$58,071	$43,683
Gross profit	34,593	37,519	45,087	33,160
Distributor commissions	21,273	27,599	29,087	23,062
Selling, general and administrative expenses	9,246	12,308	15,108	12,338
Provision for KGC receivable	—	—	—	2,759
Income (loss) from operations	4,074	(2,388)	892	(4,999)
Net income (loss)	2,795	(2,159)	119	(5,624)

Income (loss) per share:
Basic	$0.41	$(0.32)	$0.02	$(0.79)
Diluted	$0.34	$(0.32)	$0.01	$(0.79)
Weighted-average number of shares outstanding:
Basic	6,820	6,853	6,951	7,109
Diluted	8,254	6,853	8,418	7,109
     A reconciliation of the amounts as previously reported and as restated is as follows:

	Quarter Ended December 31, 2005
	As
	Previously		As
	Reported	Adjustments	Restated

Net sales	$43,683	$—	$43,683
Gross profit	32,527	633	33,160
Distributor commissions	23,062	—	23,062
Selling, general and administrative expenses	12,338	—	12,338
Provision for KGC receivable	2,759	—	2,759
Loss from operations	(5,632)	633	(4,999)
Net loss	(6,257)	633	(5,624)

Loss per share:
Basic	$(0.88)		$(0.79)
Diluted	$(0.88)		$(0.79)
Weighted-average number of shares outstanding:
Basic	7,109		7,109
Diluted	7,109		7,109
Item 9B. OTHER INFORMATION
      During its review of its financial statements for the first three months of 2006, the Company identified certain importation costs totaling approximately $633,000 incurred by our Hong Kong subsidiary in December 2005 for product not recognized as revenue until 2006. On May 29, 2006, the Company’s Chief Financial Officer determined, after discussion with the Company’s independent outside auditor, that it would be more appropriate to capitalize this cost in inventories at December 31, 2005, and subsequently expense to cost of sales in the following period.
      A reconciliation of the amounts as previously reported and as restated for the year ended December 31, 2005 is as follows:

	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$194,472	$—	$194,472
Cost of sales	44,746	(633)	44,113
Gross profit	149,726	633	150,359
Loss from operations	(3,054)	633	(2,421)
Net loss	(5,502)	633	(4,869)

Diluted loss per share	$(0.79)		$(0.70)
Diluted weighted-average number of shares outstanding:	6,934		6,934
      The Company’s consolidated financial statements for the year ended December 31, 2005, are restated in this Amended Annual Report on Form 10-K/A. Accordingly, the Company’s consolidated financial statements for the year ended December 31, 2005, as reported in the Company’s Annual Report on Form 10-K for the year 2005 should no longer be relied upon.

Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
     The members of the Board of Directors on the date of this Amendment and the committees of the Board of Directors on which they currently serve are identified below.

		Audit	Compensation	Nominating	Search
Director	Age	Committee	Committee	Committee	Committee
Anthony B. Martino	64	C			M

Randall A. Mason	47				M

Terrence M. Morris	58	M	M	M

Colin J. O’Brien	67	M	C		C

Sir Brian Wolfson	70			C

M = Member

C = Chair
     Biographical information concerning the Company’s directors is set forth below.
     Anthony B. Martino. Mr. Martino has served as a director of the Company since December 2005. Mr. Martino is currently Chairman of the Audit Committee of the Dormitory Authority of the State of New York, a position appointed by the Governor of the State of New York. From 1965 to 1976, Mr. Martino was a certified public accountant with Price Waterhouse. From 1976 to 2000, Mr. Martino was a partner with Lumsden & McCormick, LLP, a certified public accounting firm. From 2000 to 2002, Mr. Martino was an Investment Advisor with Barlar Management Company, an investment firm specializing in oil and gas investments. Mr. Martino is member of several boards of directors, including the regional board of Key Bank, the Buffalo Niagara Medical Campus, the Mount Calvary Cemetery, Cradle Beach Camp, and the Kelly for Kids Foundation. Mr. Martino is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He earned a bachelors of science degree in accounting from the University of Buffalo.
     Randall A. Mason. Mr. Mason has been a director of the Company since May 2003 and has served as Chairman of the Board of Directors since March 2006. Mr. Mason has served as Chief Executive Officer of Marden Rehabilitation Associates, Inc. since 1989. Marden Rehabilitation Associates, Inc. is a private, closely held regional ancillary healthcare services provider in the states of Ohio, W. Virginia, and Pennsylvania.
     Terrence M. Morris. Mr. Morris has served as a director of the Company since December 2005. Mr. Morris was a founder and Managing Director of Morningside Ventures, a $200 plus million venture capital fund, from 1987 to 2002. From 1984 to 1987, Mr. Morris worked at Bay Partners, a venture capital firm. From 1980 to 1984, Mr. Morris was a consultant with Boston Consulting Group, Inc., a large, full-service international consulting firm. From 1977 to 1980, Mr. Morris held a variety of positions with Baxter International, Inc. a global healthcare company. Mr. Morris is on the Board of Trustees of Marietta College and previously served as a member of the boards of directors of Family Education Network, Cell Therapeutics, and Dendreon Corporation. Mr. Morris earned a bachelor of science in physics from Marietta College, a PhD in electrical engineering from the California Institute of Technology, and a MBA in finance from the Harvard Business School.

     Colin J. O’Brien. Mr. O’Brien has served as a director of the Company since December 2005. Mr. O’Brien has been retired since 2001. Mr. O’Brien was employed in various positions with Xerox Corporation from February 1992 to January 2001, including Vice President of Business Development and Systems Strategy, and Chief Executive Officer of Xerox’s New Enterprise Board and Executive Chairman of XESystems, Inc., a subsidiary of Xerox. In 1986, Mr. O’Brien formed an investment company with E.M. Warburg Pincus & Co. Inc., making a number of acquisitions in defense electronics. Prior to that time, Mr. O’Brien served as Chairman and Chief Executive of Times Fiber Communications, Inc., a publicly traded telecommunications equipment company, and as President of General Instrument’s cable television operations. He has held management positions with Union Carbide in both Canada and Europe. From September 2000 until September 2005, Mr. O’Brien was a director of Scientific Games Corporation, a Nasdaq listed company that provides services, systems, and products to the lottery industry, and since February 2003 served as Chairman of its Audit Committee. Mr. O’Brien is currently a director of Kepner-Tregoe Inc., a global consulting and training services firm, and Document Sciences Corporation, a Nasdaq listed software developer. Mr. O’Brien received a Bachelor of Sciences degree in Chemical Engineering from the University of New South Wales, Australia.
     Sir Brian Wolfson. Sir Brian Wolfson has served as Vice Chairman of the Board since March 2006, and served as Chairman of the Board from May 2003 to March 2006 and from 1998 to 2000. Sir Brian Wolfson served as Chairman of the Board of Wembley PLC from 1986 to 1995. He was a director of Fruit of the Loom, Inc. from 1992 until 2002, while serving as the Chairman of the Board from 2000 until 2002. Currently, Sir Brian Wolfson is a director of Kepner-Tregoe, Inc., a global consulting and training services firm, and Scientific Games Corporation, a Nasdaq listed company that provides services, systems, and products to the lottery industry.
Audit Committee Member Qualifications
     The Board of Directors has a standing Audit Committee, the current members of which are identified above. The Board of Directors has determined that the current members of the Audit Committee are independent and satisfy the other criteria set forth in the NASDAQ National Market listing standards and meet the independence requirements contained in Rule 10A-3(b)(1) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). The Board of Directors has determined that Mr. Martino meets the SEC criteria of an “audit committee financial expert”. The Company’s Audit Committee has, and continues to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities in accordance with NASD Marketplace Rule 4350.
Executive Officers
     Certain information concerning executive officers of the Company is set forth below:

Name	Age	Position(s) with the Company
Chris Sharng	42	Executive Vice President, Chief Financial Officer, interim principal executive officer and Executive Management Committee Member

John Cavanaugh	44	President of MarketVision and Executive Management Committee Member

Per Ahlund	56	Vice President of Worldwide Supply Chain Management

Timothy S. Davidson	35	Chief Accounting Officer

     The Company’s executive officers are elected to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. Biographical information concerning the Company’s executive officers is set forth below.
     Chris Sharng. Mr. Sharng has been the Executive Vice President and Chief Financial Officer of the Company since August 2004, and was appointed as a member of the Company’s Executive Management Committee in March 2006. Mr. Sharng has been performing the functions of the principal executive officer of the Company since April 2006. From March 2004 through July 2004, Mr. Sharng was the Chief Financial Officer of NorthPole Limited, a privately held Hong Kong-based manufacturer and distributor of outdoor recreational equipment. From October 2000 through February 2004, Mr. Sharng was the Senior Vice President and Chief Financial Officer of Ultrak Inc., which changed its name to American Building Control Inc. in 2002, a Texas-based, publicly traded company listed on NASDAQ that designed and manufactured security systems and products. From March 1989 through July 2000, Mr. Sharng worked at Mattel, Inc., most recently as the Vice President of International Finance.
     John Cavanaugh. Mr. Cavanaugh has been the Chief Executive Officer of MarketVision Communications Corporation (“MarketVision”) since its founding in 2000 and its President after its acquisition by the Company in March 2004. Mr. Cavanaugh was appointed as a member of the Company’s Executive Management Committee in March 2006. From 1997 until 2000, Mr. Cavanaugh was the founder and CEO of WebWizard LLC, an internet application design company.
     Per Ahlund. Mr. Ahlund has been Vice President of Worldwide Supply Chain since November 2005. From April 2000 to October 2001, Mr. Ahlund was President of Nolato Texas Inc., part of the Nolato Group, a supplier to the global mobile phone industry. From April 2003 to January 2004, Mr. Ahlund was General Manager of Eimo Americas Telecom Business Unit, also a supplier to the global mobile phone industry. From February 2004 to November 2005, Mr. Ahlund worked as an independent management consultant advising multinational companies on operational integration issues. From July 1999 to April 2000, Mr. Ahlund was Vice President of InnoVisions Group, a management consulting firm advising on business development and supply chain management. From October 1980 to July 1999, Mr. Ahlund held various senior international supply chain positions with AB SKF, the global bearing leader with sales of approximately $6 billion and with 80 plants in 23 countries.
     Timothy S. Davidson. Mr. Davidson has been the Company’s Chief Accounting Officer since September 2004. From February 2000 to February 2001, Mr. Davidson was Manager of Financial Reporting for a Dallas-based telecommunications company, IP Communications, Inc. From March 2001 to September 2004, Mr. Davidson was Corporate Controller for another telecommunications company, Celion Networks, Inc., located in Richardson, Texas. From December 1994 through January 2000, Mr. Davidson was employed by Arthur Andersen, LLP, most recently as an Audit Manager.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except the following: Messrs. Martino, Mason, Morris and Ahlund did not file a Form 3 or a Form 4 for one transaction each; Mr. Richard S. Johnson filed a Form 3 late and a Form 4 late for one transaction (and is now no longer subject to reporting under Section 16(a)); Mr. Keith C. Zagar did not file a Form 3 (and is now no longer subject to reporting under Section 16(a)); each of Messrs. Cavanaugh, Davidson and O’Brien and Sir Brian Wolfson filed a Form 4 late for one transaction; and each of Messrs. Hesse and Sharng filed a Form 4 late for each of two transactions.
Code of Business Conduct and Code of Ethics for Senior Financial Officers
     The Company has a Code of Business Conduct and a Code of Ethics for Senior Financial Officers (collectively, the “Codes”) that apply to our employees, officers (including our principal executive officer and principal financial officer) and directors. Copies of the Codes are available on our website, www.naturalhealthtrends.com. The Codes are intended to establish standards necessary to deter wrongdoing and to promote compliance with applicable governmental laws, rules and regulations and honest and ethical conduct. The Codes cover all areas of professional conduct, including conflicts of interest, fair dealing, financial reporting and disclosure, protection of Company assets and confidentiality. Employees have an obligation to promptly report any known or suspected violation of the

Codes without fear of retaliation. Waiver of any provision of the Codes for executive officers and directors may only be granted by the Board of Directors or one of its committees and any such waiver or modification of the Codes relating to such individuals will be disclosed by the Company.
Item 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth the compensation awarded, earned by, or paid to each of the Company’s chief executive officers serving during 2005, the Company’s four other most highly compensated executive officers who were serving in such capacity at the end of 2005 and one other executive officer who served during 2005 (the “Named Executive Officers”):

							LONG-TERM
							COMPENSATION
		ANNUAL COMPENSATION					AWARDS
Name and					Other Annual		Securities Underlying
Principal Position	Year	Salary($)	Bonus		Compensation		Options(#)
Robert H. Hesse (1)	2005	$146,151	—		$17,417		30,000
Former Interim Chief Executive	2004	—	—		—		—
Officer	2003	—	—		—		—

John Cavanaugh	2005	$193,000	$11,662	(2)	—		7,500
President of MarketVision	2004	$147,843	—		—		253,580
	2003	—	—		—		—

Chris Sharng	2005	$238,462	$50,000		—		27,500
Executive Vice President and Chief	2004	$92,885	$50,000		—		34,124
Financial Officer	2003	—	—		—		—

Richard S. Johnson	2005	$480,000	—		$294,494	(3)	15,000
President of NHT Japan	2004	$73,846	—		—		—
	2003	—	—		—		—

Keith C. Zagar	2005	$180,000	—		—		—
Former General Counsel and	2004	$13,846	—		—		—
Ethics and Compliance Officer	2003	—	—		—		—

Mark D. Woodburn	2005	$127,923	—		—		—
Former President (4)	2004	$18,000	—		$4,000	(5)	—
	2003	$15,979	—		—		—

Terry A. LaCore	2005	$138,462	—		$16,823	(7)	—
Former Chief Executive Officer of	2004	$150,207	—		$24,000	(8)	—
Lexxus U.S.(6)	2003	$144,231	—		$24,000	(7)	—

(1)	Excludes all compensation awarded to Mr. Hesse in his capacity as a director of the Company, for which he received cash retainer payments of $36,667 in 2005, the reimbursement of $20,000 in expenses and options to purchase 7,500 shares of the Company’s common stock. The “Other Annual Compensation” amount pertains to apartment and other expenses paid by the Company. Mr. Hesse ceased to serve as the Interim Chief Executive Officer of the Company effective March 28, 2006.

(2)	Bonus earned by Mr. Cavanaugh, but may be used by Mr. Cavanuagh as an incentive fund for some MarketVision employees.

(3)	Amount pertaining to a Japanese housing allowance ($101,598), automobile use ($14,900), driver ($39,533), club dues and fees ($13,363) and Japanese / U.S. tax equalization ($125,100).
(4)	Mr. Woodburn was President of the Company from January 1, 2005, to October 3, 2005, and Global Managing Director – Operations from October 3, 2005, to November 10, 2005.
(5)	Approximate amount pertaining to personal travel expenses paid by the Company.
(6)	Mr. LaCore was Chief Executive Officer of Lexxus U.S. from January 1, 2005, to October 3, 2005, and Global Managing Director – Business Development from October 3, 2005, to November 10, 2005.
(7)	Pertains to a housing allowance for a house maintained for Mr. LaCore’s use in Dallas, Texas.
(8)	Approximate amount pertaining to a housing allowance for a house maintained for Mr. LaCore’s use in Dallas, Texas ($14,000) and personal travel expenses paid by the Company ($10,000).
Option Grants in Last Fiscal Year
     The following table sets forth information regarding options granted to each Named Executive Officer during 2005 and the values of such options held by such individuals at fiscal year end:

		Number of		% of Total			Potential Realizable Value
		Securities		Options			At Assumed Annual Rates
		Underlying		Granted to	Exercise		Of Stock Appreciation for
	Date of	Options		Employees in	Price	Expiration	Option Term (1)
Name	Grant	Granted		Fiscal Year	$/Share	Date	5%	10%
Robert H. Hesse	10/31/05	30,000	(2)	12.1%	$10.01	10/31/10	$82,967	$183,336
	10/31/05	7,500	(3)	3.0%	$10.01	10/31/10	$20,742	$45,834

John Cavanaugh	11/25/05	7,500	(2)	3.0%	$10.50	11/25/10	$21,757	$48,078

Chris Sharng	10/31/05	15,000	(2)	6.1%	$10.01	10/31/10	$41,484	$91,668
	11/25/05	12,500	(2)	5.0%	$10.50	11/25/10	$36,262	$80,129

Richard S. Johnson	10/31/05	15,000	(2)	6.1%	$10.01	10/31/10	$41,484	$91,668

Keith C. Zagar	—	—		—	—	—	—	—

Mark D. Woodburn	—	—		—	—	—	—	—

Terry A. LaCore	—	—		—	—	—	—	—

(1)	The amounts under these columns reflect calculations at assumed 5% and 10% appreciation rates and, therefore, are not intended to forecast future appreciation, if any, of the respective underlying common stock. The potential realizable value to the optionees was computed as the difference between the appreciated value, at the expiration dates of the stock options, of the applicable underlying common stock obtainable upon exercise of such stock options over the aggregate exercise price of such stock options.

(2)	Stock options vest annually over a three year period. In the event of termination of employment of the option holder, all unvested options are forfeited immediately and all vested options are forfeited if not exercised within three months of termination of employment. Mr. Hesse ceased to serve as Interim Chief Executive Officer and as an employee of the Company as of March 28, 2006, and therefore his stock options for 30,000 shares of common stock were forfeited on March 28, 2006.

(3)	Stock options vested in full on the date of grant. These options are subject to forfeiture if not exercised within three months of termination of service as a director.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     No options to purchase shares of the Company’s common stock were exercised by the Named Executive Officers in 2005.
     The following table sets forth information concerning the number and aggregate value of unexercised in-the-money options for stock options held by the Named Executive Officers at December 31, 2005. The actual amount, if any, realized on exercise of stock options will depend on the amount by which the market price of the Company’s common stock on the date of exercise exceeds the exercise price. The actual value realized on the exercise of unexercised in-the-money stock options (whether exercisable or unexercisable) may be higher or lower than the values reflected in this table.

			Number of Securities			Value of Unexercised in the
			Underlying Unexercised			Money Options at
			Options at FY-End (#)			FY-End ($) (1)
	Shares
	Acquired on	Value
Name	Exercise(#)	Realized ($)	Exercisable	Unexercisable		Exercisable	Unexercisable
Robert H. Hesse	—	—	12,500	30,000	(2)	$39,250	—

John Cavanaugh	—	—	253,580	7,500		—	—

Chris Sharng	—	—	18,304	43,320		—	—

Richard S. Johnson	—	—	—	15,000		—	—

Keith C. Zagar	—	—	—	—		—	—

Mark D. Woodburn (3)	—	—	600,000	—		$5,187,000	—

Terry A. LaCore (3) (4)	—	—	1,200,000	—		$10,374,000	—

(1)	Based upon a closing price on December 30, 2005 of $9.65 per share as reported on the NASDAQ National Market.

(2)	Mr. Hesse ceased to serve as Interim Chief Executive Officer and as an employee of the Company as of March 28, 2006, and therefore his stock options for 30,000 shares of common stock were forfeited on March 28, 2006.

(3)	Figures include 600,000 options held by the LaCore and Woodburn Partnership, a general partnership owned by Messrs. Woodburn and LaCore. These options were exercised in February 2006 and placed in escrow with a third party. See “Certain Relationships and Related Transactions.”

(4)	Figures include 600,000 options held by Mr. LaCore that were exercised in February 2006 and placed in escrow with a third party. See “Certain Relationships and Related Transactions.”
Employment Agreements
     The Company is a party to the following employment agreements with certain of its Named Executive Officers.
     Robert H. Hesse. Immediately following the termination of Mark Woodburn as the Company’s President on October 3, 2005, and pursuant to negotiations with the Compensation Committee, Robert H. Hesse commenced serving as the Company’s Interim Chief Executive Officer and received $2,000 per day compensation, plus the reimbursement of all out-of-pocket expenses. On March 10,

2006, the Company entered into a letter agreement dated March 1, 2006 with Mr. Hesse pursuant to which Mr. Hesse agreed to continue acting as the Interim Chief Executive Officer of the Company. In addition to continuing his base pay of $2,000 per day, the Company agreed to pay Mr. Hesse a retention bonus equal to $300,000, of which $150,000 was due and payable upon executing the letter agreement and $150,000 was due within 5 days after satisfactory completion of Mr. Hesse’s term as Interim Chief Executive Officer.
     On March 28, 2006, the Board of Directors and Mr. Hesse mutually agreed that Mr. Hesse had completed his assignment as the Interim Chief Executive Officer of the Company, effective immediately. On May 5, 2006, the Company paid $150,000 to Mr. Hesse as provided in the above letter agreement. Mr. Hesse has released the Company from all other obligations under that letter agreement and, effective May 5, 2006, resigned from the Company’s Board of Directors.
     Chris Sharng. In June 2004, the Company entered into an employment agreement with Chris Sharng pursuant to which Mr. Sharng agreed to serve as the Company’s Executive Vice President and Chief Financial Officer. The term of Mr. Sharng’s employment commenced on August 1, 2004 and ends on December 31, 2007. The Company agreed to pay Mr. Sharng an annual base salary of $230,000, for the first year of the term and a base salary of $250,000 thereafter. Pursuant to the agreement, Mr. Sharng received options under the Company’s 2002 Stock Plan to purchase 34,124 shares of Common Stock at an exercise price equal to $11.40 per share, the closing market price on the date of grant. These options vest beginning with 4,992 options vesting on January 31, 2005, and 832 options vesting monthly thereafter. In addition, Mr. Sharng is entitled to receive a performance bonus based upon the performance of his duties and the Company’s financial performance as determined by the Company’s Compensation Committee or Board of Directors. However, for the years ending December 31, 2004 and 2005, Mr. Sharng was entitled to receive a bonus of not less than $50,000. A bonus amount of $50,000 for the year ending December 31, 2005 was paid in April 2006. The employment agreement provides that in the event of the termination of Mr. Sharng’s employment under certain circumstances, he is entitled to severance equal to his base salary for a 12-month period; provided, that in the event of the termination of Mr. Sharng’s employment following a change in control of the Company, he is entitled to a payment equal to the greater of his base salary through the end of the term of his employment agreement or his base salary covering a period of 24 months. The employment agreement contains other customary terms and conditions.
     John Cavanaugh. In connection with the Company’s acquisition of MarketVision in March 2004, an employment agreement was executed with John Cavanaugh for a term of three years. The employment agreement provides that Mr. Cavanaugh will serve as President of MarketVision and provided Mr. Cavanaugh with an annual salary of $193,000, as well as options to purchase 253,580 shares of the Company’s common stock at an exercise price of $18.11 per share, which represented market value at the time of the closing of the acquisition of MarketVision. The employment agreement provides that in the event of the termination of Mr. Cavanaugh’s employment under certain circumstances, he is entitled to severance equal to the lesser of his base salary through the end of the term of the employment agreement or his base salary for a 12-month period. The employment agreement contains customary terms including confidentiality and non-competition provisions.
     Richard Johnson. As of November 1, 2004, the Company and NHT Japan entered into an employment agreement with Richard Johnson pursuant to which Mr. Johnson agreed to serve as the Company’s President — Japan and as the Representative Director of NHT Japan. Under the terms of this employment agreement, the Company had agreed to pay Mr. Johnson an annual base salary of $480,000, a performance bonus in accordance with the Company’s bonus program and certain other of Mr. Johnson’s expenses. On March 16, 2006, Mr. Johnson, the Company and NHT Japan amended Mr. Johnson’s employment agreement effective as of February 1, 2006. As amended, the employment agreement is extended through January 31, 2009. Under the amended employment agreement, Mr. Johnson will continue to serve as President of NHT Japan and will provide advice and services to the Company, as requested. For health reasons, Mr. Johnson will reside in the U.S. and is expected to work a reduced number of hours. He will be compensated by the Company under the amended employment agreement at the rate of $2,000 per day with a minimum of $16,000 per quarter (or $64,000 per year). Under the amended employment agreement, the Company will issue to Mr. Johnson options exercisable for 8,000 shares of the Company’s common stock during each year of the term of the consulting agreement. The options shall be exercisable at a price equal to the fair market value of the shares of common stock on the date of grant and will be issued pursuant to the Company’s 2002 Stock Plan. The Company has also agreed to reimburse Mr. Johnson for business related expenses.

Report of the Compensation Committee on Executive Compensation
     The following Report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this Report of the Compensation Committee by reference therein.
     Sir Brian Wolfson (Chairman), Randall A. Mason and Robert H. Hesse served on the Compensation Committee of the Board of Directors during 2005, although Messrs. Mason and Hesse resigned as members of the Compensation Committee in the course of 2005 because they could no longer be considered “independent” in accordance with applicable rules. On December 7, 2005, Colin J. O’Brien (Chairman) and Terrence M. Morris were elected to the Board of Directors and appointed to the Compensation Committee, and at such time Sir Brian Wolfson resigned from the Compensation Committee. The Compensation Committee is comprised of directors who are independent for purposes of the NASDAQ National Market listing standards. The Compensation Committee is primarily responsible for approving salaries, bonuses and other compensation for the Company’s President and executive officers, reviewing management recommendations relating to new incentive compensation plans and changes to existing incentive compensation plans, and administering the Company’s stock plans, including granting options and setting the terms thereof pursuant to such plans (all subject to approval by the Board of Directors). During 2005, the Compensation Committee met seven (7) times.
     The Compensation Committee’s Executive Compensation Philosophy. The Compensation Committee’s goal is to develop executive compensation policies and practices that are consistent with and linked to the Company’s long term goal of maximizing stockholder value. The program is designed to facilitate the long-term success and growth of the Company through the attraction, motivation, and retention of outstanding executives.
     The objectives of the Company’s executive compensation programs are to: (i) attract and retain the highest quality executives, (ii) inspire and motivate executive officers to increase Company performance, (iii) align executive officers’ financial interest with those of the Company’s long-term investors, and (iv) reward executive officers for exceptional individual contributions to the achievement of the Company’s objectives.
     Executive compensation consists of three components: base salary, annual incentive bonuses and long-term incentive awards (stock options). Each compensation component is offered to executives in varying combinations, structured in each case, to meet varying business objectives and to provide a level of total compensation comparable to similarly situated public companies.
     Compensation of the Chief Executive Officer. Mr. Woodburn received salary compensation of $127,923 in 2005. Effective October 3, 2005, Mr. Woodburn was terminated as the Company’s chief executive officer and Mr. Hesse, a member of the Company’s Board of Directors since July 2004, was appointed the Company’s Interim Chief Executive Officer. On the basis of negotiations between the Compensation Committee and Mr. Hesse, Mr. Hesse was paid compensation of $2,000 per day during the remainder of 2005, plus the reimbursement of his out-of-pocket expenses.
Members of the Compensation Committee
Colin J. O’Brien (Chairman)
Terrence M. Morris
Compensation Committee Interlocks and Insider Participation
     During 2005, the following directors served on the Compensation Committee: Sir Brian Wolfson and Messrs. Mason, Hesse, O’Brien and Morris. No member of our compensation committee is a current or former officer or employee of the Company or its subsidiaries (except Mr. Hesse, who served as the Company’s Interim Chief Executive Officer from October 3, 2005 to March 28, 2006) or has had a relationship requiring disclosure by the Company under applicable federal securities regulations. No executive officer of the Company served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of the Company’s board of directors or compensation committee.
Director Compensation
     Employee directors do not receive compensation for their services as directors. Each non-employee member of our Board of Directors receives a cash retainer, plus the reimbursement of their respective out-of-pocket expenses incurred in connection with the performance of their duties as directors. The cash retainer is payable to each director monthly, with each of Messrs. Martino, Morris and O’Brien receiving a monthly retainer of $3,333, Sir Brian Wolfson receiving a monthly retainer of $4,167 and Mr. Mason receiving a monthly retainer of $5,333. Mr. Martino receives an additional payment of $2,000 per month for services rendered as Chairman of the Audit Committee, and Mr. Morris receives an additional payment of $4,000 per month as compensation for his director duties associated with acting as a liaison between the Executive Management Committee and the Board of Directors.
     In 2005, the Company issued options to purchase 7,500 shares of common stock to each of Sir Brian Wolfson and Messrs. Hesse, Mason, Martino, Morris and O’Brien as compensation for serving as directors of the Company. The Company’s director equity compensation program for 2006 is under consideration.
Comparison of Cumulative Total Return
     The following graph compares the performance of the Company’s common stock with the performance of the NASDAQ Stock Market (U.S. and Foreign)(“the NASDAQ Index”) and a peer group index over the five-year period extending through the fiscal year ending December 31, 2005. The graph assumes that $100 was invested on December 31, 2000 in the Company’s common stock, the NASDAQ Index and the peer group index and that all dividends, as applicable, were reinvested.
     The peer group index is a self-determined group of companies and consists of companies engaged in the direct selling business that were selected by the Company. These peer group companies are: AMS Health Sciences Inc., Mannatech Inc., Herbalife Ltd., Nu Skin Enterprises Inc., Reliv International Inc., and USANA Health Sciences Inc.

Comparison of Five — Year Comulative Total Returns
Performance Graph for
Natural Health Trends Corp.
Preduced on 04/17/2006 including data to 12/30/2005
Prepared by CRSP (www.ersp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of April 28, 2006 by (i) each stockholder we know is the beneficial owner of more than 5% of the Company’s common stock, (ii) each director or director nominee, (iii) each of the Named Executive Officers and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes those persons who have voting or investment power with respect to the securities. Except as otherwise indicated, and subject to applicable community property laws, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them.

	Amount and
	Nature of		Percent
	Beneficial		of
Name and Address of Beneficial Owner(1)	Ownership(2)		Class(2)
Robert H. Hesse(3)	83,268	(4)	1.0%

Anthony B. Martino	7,500	(5)	*

Randall A. Mason	126,262	(6)	1.5%

Terrence M. Morris	7,500	(7)	*

Colin J. O’Brien	7,500	(8)	*

Sir Brian Wolfson	86,627	(9)	1.0%

John Cavanaugh	453,968	(10)	5.4%

Chris Sharng	22,288	(11)	*

Richard S. Johnson	23,000	(12)	*

Keith C. Zagar	–		*

Mark D. Woodburn(13)	16,921	(14)	*

Terry A. LaCore(15)	244,998	(16)	3.0%

Goodwood Inc. 212 King Street West, Ste 201 Toronto, Canada M5H 1K5	460,851	(17)	5.6%

Directors and Executive Officers As a Group (10 persons)	711,645	(18)	8.2%

*	Indicates beneficial ownership of less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Natural Health Trends Corp., 2050 Diplomat Drive, Dallas, Texas 75234

(2)	Any securities not outstanding that are subject to options or conversion privileges exercisable within 60 days of April 28, 2006 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person in accordance with Item 403 of Regulation S-K of the Securities Act 1933 and Rule 13(d)-3 of the Securities Exchange Act, and based upon 8,199,933 shares of common stock outstanding (excluding treasury shares) as of April 28, 2006.

(3)	Mr. Hesse is a former director of the Company and the former Interim Chief Executive Office of the Company, and therefore the shares beneficially owned by him are not included in “Directors and Executive Officers as a Group.”

(4)	Includes (i) 7,500 shares of common stock issuable upon the exercise of options held by Mr. Hesse and (ii) 1,984 shares of common stock issuable upon the exercise of warrants held by Mr. Hesse.

(5)	Includes 7,500 shares of common stock issuable upon the exercise of options held by Mr. Martino.

(6)	Includes (i) 67,500 shares of common stock issuable upon the exercise of options held by Mr. Mason, (ii) 27,399 shares owned by Marden Rehabilitation Associates, Inc., an entity controlled by Mr. Mason, and (iii) 31,363 shares of common stock owned by Magco, Inc, an entity controlled by Mr. Mason.

(7)	Includes 7,500 shares of common stock issuable upon the exercise of options held by Mr. Morris.

(8)	Includes 7,500 shares of common stock issuable upon the exercise of options held by Mr. O’Brien.

(9)	Includes (i) 60,000 shares issuable upon the exercise of options held by Capital Development S.A, an entity controlled by Sir Brian Wolfson (“Capital Development”), (ii) 1,984 shares of common stock issuable upon the exercise of warrants held by Capital Development, (iii) 4,190 shares of common stock owned by Capital Development, (iv) 12,953 shares of common stock owned by Schweco Nominee Limited, an entity controlled by Sir Brian Wolfson and (v) 7,500 shares of common stock issuable upon the exercise of options held by Sir Brian Wolfson.

(10)	Includes (i) 253,580 shares of common stock issuable upon the exercise of options held by Mr. Cavanaugh, and (ii) 1,984 shares of common stock issuable upon the exercise of warrants held by Mr. Cavanaugh.

(11)	Includes (i) 1,984 shares of common stock issuable upon the exercise of warrants held by Mr. Sharng, and (ii) 18,320 shares of common stock issuable upon the exercise of options held by Mr. Sharng.

(12)	Includes 23,000 shares of common stock issuable upon the exercise of options held by Mr. Johnson. Mr. Johnson is a former executive officer of the Company, and therefore the shares beneficially owned by him are not included in “Directors and Executive Officers as a Group.”

(13)	Mr. Woodburn is a former director and the former President and Secretary of the Company, and therefore the shares beneficially owned by him are not included in “Directors and Executive Officers as a Group.”

(14)	Some elements of Mr. Woodburn’s beneficial ownership are based on the Company’s good faith estimates, but no assurance can be given that these estimates are correct. Includes (i) 14,937 shares of common stock held by the LaCore and Woodburn Partnership, a general partnership with respect to which Mr. Woodburn is a general partner, and (ii) 1,984 shares of common stock issuable upon the exercise of warrants held by the LaCore and Woodburn Partnership. Excludes 540,533 shares of common stock that are held in escrow by a third party for the benefit of the LaCore and Woodburn Partnership. See “Certain Relationships and Related Transactions.”

(15)	Mr. LaCore is a former director of the Company and the former Chief Executive Office of Lexxus International, Inc., and therefore the shares beneficially owned by him are not included in “Directors and Executive Officers as a Group.”

(16)	Some elements of Mr. LaCore’s beneficial ownership are based on the Company’s good faith estimates, but no assurance can be given that these estimates are correct. Includes (i) 14,937 shares of common stock held by the LaCore and Woodburn Partnership, a general partnership with respect to which Mr. LaCore is a general partner, (ii) 1,984 shares of common stock issuable upon the exercise of warrants held by the LaCore and Woodburn Partnership, and (iii) 1,984 shares of common stock issuable upon the exercise of warrants held by Mr. LaCore. Excludes 540,533 shares of common stock that are held in escrow by a third party for the benefit of Mr. LaCore and 540,533 additional shares of common stock that are held in escrow by a third party for the benefit of the LaCore and Woodburn Partnership. See “Certain Relationships and Related Transactions.

(17)	According to Amendment No. 2 to Schedule 13G filed by Goodwood Inc., Cameron MacDonald and Peter Pucetti with the Securities and Exchange Commission on February 14, 2006, Goodwood Inc. does not directly own any shares of the Company’s common stock. Goodwood Inc. acts as the investment manager of each of Goodwood Fund, Arrow Goodwood Fund, Goodwood Capital Fund, The Goodwood Fund 2.0 Ltd. and KBSH Goodwood Canadian Long/Short Fund and is deemed to beneficially own 438,951 shares of the Company’s common stock held by them. Mr. MacDonald and Mr. Puccetti control Goodwood Inc. and are thereby deemed to beneficially own 438,951 shares of common stock. In addition, Mr. MacDonald, as sole owner of 628088 BC Ltd., beneficially owns 21,900 shares of the Company’s common stock.

(18)	Includes 444,820 shares that may be acquired upon the exercise of outstanding options or warrants that currently are exercisable or will become exercisable within the next 60 days by the Company’s directors and executive officers. Because Messrs. Hesse, Johnson, LaCore and Woodburn were not executive officers or directors of the Company on April 28, 2006, their beneficially owned shares are not included in the group number.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 with respect to the Company’s common stock that may be issued under its existing equity compensation plans. The table shows the number of securities to be issued under compensation plans that have been approved by stockholders and those that have not been so approved. The footnotes and other information following the table are intended to provide additional detail on the compensation plans.

		(b)
	(a)	Weighted-average	(c)
	Number of securities to	exercise price of	Number of securities remaining
	be issued upon exercise of	outstanding	available for future issuance under
	outstanding options,	options, warrants	equity compensation plans (excluding
Plan category	warrants and rights	and rights	securities reflected in column (a))
Equity compensation plans or arrangements approved by security holders	592,124	$14.41	957,876 (1)
Equity compensation plans or arrangements not approved by security holders	1,330,000 (2)	$1.06	—
Total	1,922,124	$5.17	957,876

(1)	On June 1, 2005, an amendment was approved by the Company’s stockholders that increased the number of shares of common stock reserved under the Company’s 2002 Stock Option Plan to 1,550,000 shares.

(2)	Includes (i) options exercisable for 570,000 shares of common stock issued to the LaCore and Woodburn Partnership, (ii) options exercisable for 570,000 shares of common stock issued to Mr. LaCore, (iii) options exercisable for 30,000 shares of common stock issued to Benchmark Consulting Group (which were subsequently assigned to the LaCore and Woodburn Partnership), (iv) options exercisable for 30,000 shares of common stock issued to Mr. LaCore, (v) options exercisable for 125,000 shares of common stock issued to certain employees and members of the Company’s board of directors, and (vi) options exercisable for 5,000 shares of common stock issued to an unrelated party. See “Certain Relationships and Related Transactions” regarding the exercise in February 2006 of stock options held by the LaCore and Woodburn Partnership and Mr. LaCore.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     S&B Business Services. In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of Lexxus International, Inc. (“Lexxus U.S.”) and former director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $150,000, $160,000 and $158,000 during 2003, 2004 and 2005, respectively. As of December 31, 2005, the Company owed approximately $1,400 to S&B Business Services. The payment disbursement function was transferred to the Company’s Dallas head office during the third quarter of 2005. In January 2006, the Company hired Sherry LaCore as an employee and simultaneously terminated the oral management agreement. Additionally, the Company closed the warehouse facility by the end of March 2006 and terminated the related lease agreement.
     William Woodburn. In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, former President and director of the Company, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. In exchange for such services, the Company starting June 8, 2001 paid to Ohio Valley Welding, Inc., an affiliate of William Woodburn, $6,250 on a bi-weekly basis. The Company paid $168,750 and $118,750 during 2003 and 2004, respectively, to Ohio Valley Welding, Inc. The consulting agreement between the Company and William Woodburn was terminated as of September 30, 2004.
     Former Controller Payments. The Company’s former controller is married to Mark Woodburn, former President and director of the Company. Her employment with the Company ended in August 2004. The Company paid her approximately $100,000 in each of the years 2003 and 2004.
     MarketVision. On March 31, 2004, the Company entered into a merger agreement with MarketVision pursuant to which the Company acquired all of the outstanding capital stock of MarketVision. As a founding stockholder of MarketVision, Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, received 450,000 shares of the Company’s common stock and was entitled to receive approximately $840,000 plus interest from promissory notes issued by the Company. As a stockholder of MarketVision, John Cavanaugh received 196,420 shares of the Company’s common stock, cash in the amount of $1,094,000 and was entitled to receive approximately $1,934,000 plus interest from promissory notes issued by the Company. In 2005, each of Messrs. LaCore and Cavanaugh received principal and interest payments under the notes totaling $314,297, and as December 31, 2005 no amounts remained outstanding under the notes.
     The Company also entered into a license agreement with MarketVision Consulting Group, LLC, an entity owned by the former stockholders of MarketVision (other than Mr. LaCore), pursuant to which MarketVision Consulting has the exclusive right to use, develop, modify, market, distribute and sublicense the MarketVision software to third parties in the event that the Company defaults under the terms of the license agreement; provided, that following an event of default the Company shall continue to have the right to internally use the MarketVision software.
     2004 Private Placement. On October 6, 2004, certain members of the Company’s board of directors and certain of the Company’s officers each invested approximately $25,000 and purchased 1,984 units upon the same terms and conditions as the other buyers in the private placement.
     Import Services. A director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $5.2 million and $0.2 million were paid to Access and Info during 2005, respectively. At December 31, 2005, approximately $3,300 was due to Access. Neither Access nor Info continued to provide these services to the Company after December 31, 2005.
     Matters Relating to Messrs. Woodburn and LaCore. On November 10, 2005, an independent investigator retained by the Company’s Audit Committee learned that an entity controlled by Messrs. Woodburn and LaCore received payments from an independent distributor of the Company’s products during 2001 through August 2005. The

Company believes that Messrs. Woodburn and LaCore received from such independent distributor a total of approximately $1.4 million and $1.1 million, respectively. The Company believes that the fees paid by the Company to such independent distributor were not in excess of the amounts due under the Company’s regular distributor compensation plan.
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father, William Woodburn, and Randall A. Mason, the Chairman of the Board and former Chairman of the Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. However, since payments were directed into an entity that is partially owned by Mr. Mason, he could no longer be considered “independent” in accordance with the rules of The NASDAQ Stock Market and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee. In March 2006, Mr. Mason was appointed Chairman of the Board of Directors.
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company terminated the employment of each of Messrs. Woodburn and LaCore. No severance has been paid by the Company to Messrs. Woodburn and LaCore and the Audit Committee is investigating claims or actions that the Company may bring against them.
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
     On February 10, 2006, the Company entered into an Escrow Agreement (the “Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, an affiliate of Woodburn and LaCore, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Agreement, (i) the Company agreed to issue and deposit with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Woodburn and LaCore deposited with the Agent $1,206,000 in immediately available funds (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issuable upon the cashless exercise of options issued in 2001 and 2002 to LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
     The Escrowed Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Agent upon receipt from the Agent of an irrevocable proxy (the “Proxy”) to the Company to vote the Escrowed Shares on all matters presented at meetings of stockholders or any written consent executed in lieu thereof. The parties have agreed that the Agent will hold the Escrowed Shares and the Cash Deposit until it receives (i) joint written instructions from the Company, Woodburn and LaCore, or (ii) a final non-appealable order from a court of competent jurisdiction. Each of the Company and Woodburn and LaCore has further agreed that all current and future rights, claims, defenses and causes of actions they have or may have against each other are preserved.
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continue to own, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Audit Committee is continuing to investigate to determine whether any financial or other benefits were paid to Mr. Woodburn, his immediate family members or their respective affiliates. The Company has paid Aloe and certain of its affiliates approximately $2.6 million, $9.9 million, and $8.6 million during 2003, 2004 and 2005, respectively.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Billed by Principal Accountant
     During the fiscal years ended December 31, 2004 and 2005, approximate fees billed to the Company for services provided by BDO Seidman LLP, the Company’s principal accountant, were as follows:
     Audit Fees. Fees billed to the Company by BDO Seidman, LLP for the audit of our annual financial statements and the review of our quarterly financial statements for the years ended December 31, 2004 and 2005 totaled approximately $330,000 and $1,476,907, respectively.
     Audit-Related Fees. Fees billed to the Company by BDO Seidman, LLP for audit-related services include services relating to assurance and associated services that traditionally are performed by the principal accountant, including attest services that are not required by statute or regulation, accounting consultation and audits in connection with mergers, acquisitions and divestitures, employee benefit plan audits, and consultation regarding financial accounting and reporting standards. Aggregate audit-related fees billed to the Company by BDO Seidman during the years ended December 31, 2004 and 2005 totaled approximately $98,000 and $67,000, respectively.
     Tax Fees. The aggregate fees billed to the Company by BDO Seidman, LLP for services rendered in connection with tax compliance, planning and advice during the years ended December 31, 2004 and 2005 totaled approximately $158,000 and $475,000, respectively.
     All Other Fees. There were no fees billed by BDO Seidman, LLP for services other than audit fees, audit-related fees or tax fees during the year ended December 31, 2004, but for the year ended December 31, 2005 fees totaling $64,000 were billed relating to a registration statement.
Pre-approval Policies and Procedures for Audit and Non-audit Services
     Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. All audit and permitted non-audit services performed by BDO Seidman, LLP during 2004 and 2005 were pre-approved.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.
Date: May 31, 2006	/s/ Chris T. Sharng
Chris T. Sharng
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification by Interim Principal Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1	Section 906 Certification by Interim Principal Executive Officer

32.2	Section 906 Certification by Chief Financial Officer