Form 10-Q
period 2006-03-31
NATURAL HEALTH TRENDS CORP
filed 2006-06-19
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: (972) 241-4080
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At June 9, 2006, the number of shares outstanding of the registrant’s common stock was 8,199,933 shares.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
March 31, 2006

FORWARD-LOOKING STATEMENTS
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
     We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risk described in Risk Factors, and elsewhere in this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the date of this report and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:
▪	our relationship with our distributors;

▪	our need to continually recruit new distributors;

▪	our internal controls and accounting methods may require further modification;

▪	adverse consequences from audit committee investigations or management changes;

▪	regulatory matters governing our products and network marketing system;

▪	regulatory matters pertaining to direct-selling laws, specifically in China;

▪	our ability to recruit and maintain key management,

▪	adverse publicity associated with our products or direct selling organizations;

▪	product liability claims;

▪	our reliance on outside manufacturers;

▪	risks associated with operating internationally, including foreign exchange risks;

▪	product concentration;

▪	dependence on increased penetration of existing markets;

▪	the competitive nature of our business; and

▪	our ability to generate sufficient cash to operate and expand our business.
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
     Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.
     Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward looking statements in documents attached are incorporated by reference speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law. Unless otherwise noted, the terms “we,” “our,” “us,” “Company,” refer to Natural Health Trends Corp. and its subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December	March
	31, 2005	31, 2006
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18,470	$21,550
Restricted cash	2,236	2,154
Accounts receivable	300	338
Inventories, net	12,993	8,732
Other current assets	4,632	6,084

Total current assets	38,631	38,858
Property and equipment, net	3,143	3,358
Goodwill	14,145	14,145
Intangible assets, net	4,529	4,290
Other assets	3,500	3,573

Total assets	$63,948	$64,224

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,023	$1,896
Income taxes payable	1,308	1,382
Accrued distributor commissions	4,001	4,693
Other accrued expenses	6,827	6,112
Deferred revenue	9,897	10,751
Debt	109	89
Other current liabilities	2,537	2,849

Total current liabilities	26,702	27,772
Commitments and contingencies
Minority interest	77	84
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 7,108,867 and 8,199,933 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	7	8
Additional paid-in capital	69,417	69,611
Accumulated deficit	(32,668)	(33,802)
Accumulated other comprehensive income:
Foreign currency translation adjustment	413	551

Total stockholders’ equity	37,169	36,368

Total liabilities and stockholders’ equity	$63,948	$64,224

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2005	2006
Net sales	$42,759	$39,474
Cost of sales	8,166	8,073

Gross profit	34,593	31,401
Operating expenses:
Distributor commissions	21,273	20,685

Selling, general and administrative expenses	9,246	11,724

Total operating expenses	30,519	32,409

Income (loss) from operations	4,074	(1,008)
Other income (expense), net	(274)	159

Income (loss) before income taxes and minority interest	3,800	(849)
Income tax provision	(988)	(255)
Minority interest	(17)	(30)

Net income (loss)	$2,795	$(1,134)

Income (loss) per share:
Basic	$0.41	$(0.15)

Diluted	$0.34	$(0.15)

Weighted-average number of shares outstanding:
Basic	6,820	7,711

Diluted	8,254	7,711

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,795	$(1,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	75	232
Amortization of intangibles	227	240
Minority interest	17	30
Stock-based compensation	—	177
Imputed interest on KGC receivable	—	(165)
Imputed compensation	33	—
Changes in assets and liabilities:
Accounts receivable	59	(30)
Inventories	(488)	4,276
Other current assets	(984)	(1,853)
Other assets	(208)	(52)
Accounts payable	714	(126)
Income taxes payable	692	72
Accrued distributor commissions	430	692
Other accrued expenses	(447)	(739)
Deferred revenue	248	846
Other current liabilities	255	308

Net cash provided by operating activities	3,418	2,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(167)	(444)
Decrease in restricted cash	239	129
Decrease in certificate of deposit	—	103
Proceeds from KGC receivable (see Note 4)	—	507

Net cash provided by investing activities	72	295

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(230)	(20)
Proceeds from issuance of common stock	—	18
Offering costs	(93)	—

Net cash used in financing activities	(323)	(2)

Effect of exchange rates on cash and cash equivalents	80	13

Net increase in cash and cash equivalents	3,247	3,080
CASH AND CASH EQUIVALENTS, beginning of period	22,324	18,470

CASH AND CASH EQUIVALENTS, end of period	$25,571	$21,550

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
     Natural Health Trends Corp. (the “Company”) is an international direct-selling organization headquartered in Dallas, Texas. The Company was originally incorporated as a Florida corporation in 1988. The Company was merged into one of its subsidiaries and re-incorporated in the state of Delaware effective June 29, 2005. Subsidiaries controlled by the Company sell products to an independent distributor network that either use the products themselves or resell them to consumers. The Company’s products promote health, wellness and vitality and have been sold under the Lexxus and Kaire brands. On June 1, 2006, the Company began operating its “Lexxus International” line of business under the new name, “NHT Global.” As part of this worldwide name change, the Company’s U.S. subsidiary changed its name from Lexxus International, Inc. to NHT Global, Inc.
     The Company’s majority-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States and Canada; Greater China, which consists of Hong Kong, Macau, Taiwan and China; Southeast Asia, which consists of Singapore, the Philippines and Indonesia; Australia and New Zealand; South Korea; Japan; Latin America, which primarily consists of Mexico; and Slovenia.
Basis of Presentation
     The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2005 amended Annual Report on Form 10-K/A filed with the United States Securities and Exchange Commission (SEC) on May 31, 2006.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
     Effective December 31, 2005, the Company sold its 51% equity interest in its Eastern European business, KGC Networks Pte Ltd. (“KGC”). As a result, the results of operations of KGC are not included in the Company’s consolidated statement of operations for the three months ended March 31, 2006.
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
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and since there is no basis to reasonably estimate the Company’s sales returns or warranty obligation, the Company has deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1.6 million and $1.2 million in revenue and related costs, respectively, for product shipped through March 31, 2006. The deferred costs are recorded in other current assets, as the sales return period for distributors is only valid for one year from date of shipment. Since the launch, the Company has experienced a high rate of defects and product returns. As a result, the Company has delayed continued sales of our existing inventory of this product and approached the manufacturer for resolution. The manufacturer has agreed to repair all of the machines in our existing inventory and provide discounts on future purchases. The Company is currently planning to re-start the sale of the coffee machines in the second half of 2006.
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
     The dilutive effect of stock options and warrants is reflected by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The potential tax benefit derived from exercise of non-qualified stock options has been excluded from the treasury stock calculation as the Company is uncertain that the benefit will be realized.

	Three Months Ended March 31,
	2005	2006
	(In Thousands, Except Per Share Data)
Net income (loss)	$2,795	$(1,134)

Basic weighted-average number of shares outstanding	6,820	7,711
Effect of dilutive stock options and warrants	1,434	—

Diluted weighted-average number of shares outstanding	8,254	7,711

Income (loss) per share:
Basic	$0.41	$(0.15)
Diluted	$0.34	$(0.15)
     A warrant to purchase 1,419 shares of common stock was outstanding during the three months ended March 31, 2005 but was not included in the computation of diluted income per share because the exercise price was greater than the average market price of the common shares. Such warrant expired on March 31, 2005. Options to purchase 310,000 shares of common stock were outstanding during the three months ended March 31, 2005 but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares. The options, which expire on March 31, 2011, were still outstanding at March 31, 2005.
     Options and warrants to purchase 1,942,124 and 1,080,504 shares of common stock, respectively, were outstanding during the three months ended March 31, 2006 but were not included in the computation of diluted income per share because of the net loss reported for the three months ended March 31, 2006. Such warrants expire on October 6, 2009. Options for 702,124 shares of common stock, with expirations through June 23, 2014, were still outstanding at March 31, 2006.
3. STOCK-BASED COMPENSATION
     The Company maintains the 2002 Stock Option Plan (the “Plan”) which provides for the granting of incentive and nonqualified stock options to employees, officers of the Company, members of the board of directors, or consultants. The terms of any particular grant are determined by the board of directors or a committee appointed by the board of directors. Historically, the terms have ranged from five to ten years. Stock options granted to employees and officers of the Company generally vest over three years, and stock options granted to members of the board of directors generally vest immediately. In 2005, the Company amended the Plan to increase the maximum number of shares available to be issued to 1,550,000 shares of common stock. As of March 31, 2006, 967,876 shares remained available to be granted under the Plan.
     From January 2001 through April 2003, the Company granted 1,331,500 stock options outside of Plan. The grant included 570,000 options granted to the LaCore and Woodburn Partnership, an entity controlled by Mark Woodburn, former President and director of the Company, and Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company; 600,000 options granted to Mr. LaCore; 30,000 options granted to Benchmark Consulting Group (which was subsequently assigned to the LaCore and Woodburn Partnership); 120,000 options granted to members of the Company’s board of directors; 1,500 granted to an employee; and 10,000 options granted to then unrelated parties.
     On February 10, 2006, the Company entered into an Escrow Agreement (the “Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Agreement, (i) the Company agreed to issue and deposit with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Woodburn and LaCore deposited with the Agent $1,206,000 in immediately available funds (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issuable upon the cashless exercise of options issued in 2001 and 2002 to LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
     The Escrowed Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Agent upon receipt from the Agent of an irrevocable proxy to the Company to vote the Escrowed Shares on all matters presented at meetings of stockholders or any written consent executed in lieu thereof. The parties have agreed that the Agent will hold the Escrowed Shares and the Cash Deposit until it receives (i) joint written instructions from the Company, Woodburn and LaCore, or (ii) a final non-appealable order from a court of competent jurisdiction. Each of the Company and Woodburn and LaCore has further agreed that all current and future rights, claims, defenses and causes of actions they have or may have against each other are preserved. As of March 31, 2006, 120,000 options granted outside of the Plan remain outstanding.
Adoption of SFAS 123(R) and Transition
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations using the modified-prospective transition method. The modified-prospective transition method does not allow for restatement of prior periods and accordingly, the results of operations for the quarter ended March 31, 2006 and future periods will not be comparable to our historical results of operations. Under the modified-prospective transition method, compensation cost recognized in the first quarter of 2006 includes (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is presented in the same lines as cash compensation paid to the same individuals.
     The following table shows remaining the unrecognized stock-based compensation on a pre-tax basis related to non-vested stock options outstanding as of March 31, 2006 (in thousands):

Remainder of 2006	$413
2007	545
2008	417
2009	2

$1,377

     The weighted-average period over which the expense above will be recognized is 2.3 years.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s loss from operations, loss before income taxes and minority interest and net loss for the three months ended March 31, 2006, are approximately $177,000 lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted loss for the three months ended March 31, 2006 would have been $0.12 per share if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted loss of $0.15 per share. Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation for the three months ended March 31, 2006.

Pro Forma Information Under SFAS No. 123(R) for Periods Prior to January 1, 2006
     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in the first quarter of 2005 (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income, as reported	$2,795
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)

Pro forma net income	$2,775

Basic income per share:
As reported	$0.41
Pro forma	$0.41
Diluted income per share:
As reported	$0.34
Pro forma	$0.34
     No options were granted during the three months ended March 31, 2005.
Valuation and Expense Information under SFAS No. 123(R)
     The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions. Due to the “plain vanilla” characteristics of the Company’s stock options, the “simplified” method, as permitted by the guidance provided in Staff Accounting Bulletin No. 107, is used to determine expected life. Expected volatility is based on the historical volatility of the Company’s common stock computed over a period generally commensurate with the expected life of the stock options. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant. Forfeitures were estimated for stock options granted during the three months ended March 31, 2006 based on comparable date because we have limited relevant historical information. Compensation cost is recognized on a straight-line basis over the awards’ vesting periods.
     For the three months ended March 31, 2006, the Company granted 20,000 stock options with a weighted-average fair value of $5.67 per share. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions: expected life of 3.1 years, risk-free interest rate of 4.6%, expected volatility of 92%, and dividend yield of zero.
     A summary of the status and activity of the Company’s stock option awards is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]
Outstanding at December 31, 2005	1,922,124	$5.17	5.9	$11,431
Granted	20,000	9.31	—	—
Exercised	(1,091,066)	1.01	—	—
Forfeited or expired	(148,934)	2.82	—	—

Outstanding at March 31, 2006	702,124	12.25	4.4	630

Exercisable at March 31, 2006	514,640	12.95	4.2	630

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

     The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $9,701,000. No options were exercised during the three months ended March 31, 2005. The total fair value of stock options vested during the three months ended March 31, 2005 and 2006 was $52,000 and $158,000, respectively.
     The following table summarizes the Company’s non-vested stock activity as of March 31, 2006:

		Wtd. Avg.
		Fair Value
		at Grant
	Shares	Date
Non-vested at December 31, 2005	222,980	$6.74
Granted	12,000	6.03
Vested	(17,496)	6.69
Forfeited or expired	(30,000)	6.49

Non-vested at March 31, 2006	187,484	6.74

4. SALE OF KGC NETWORKS
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
     At the same time and as a condition of the sale, the Company entered into a separate agreement whereby KGC would pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million, of which $1.7 million is considered non-current. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling approximately $2.8 million, which will be reduced as payments are received. As of June 15, 2006, KGC is current on all monthly payments due.
     KGC sells the Company’s Lexxus products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the results of KGC for the first three months of 2005 have been reported in results from operations.
     Had KGC not been reflected in results from operations, the Company’s statement of operations for the first three months of 2005 would have reflected the following (in thousands):

	Actual	As Adjusted
Net sales	$42,759	$34,355
Gross profit	34,593	27,900
Distributor commissions	21,273	17,263
Income from operations	4,074	3,316

5. COMPREHENSIVE INCOME (LOSS) (In Thousands)

	Three Months Ended March 31,
	2005	2006
Net income (loss)	$2,795	$(1,134)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	126	138

Comprehensive income (loss)	$2,921	$(996)

6. CONTINGENCIES
Legal Matters
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleges that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of 206.7 million Korean won (approximately $210,000 at March 31, 2006). LXK also incurred related costs of 40.0 million Korean won (approximately $41,000 at March 31, 2006) as a result of the judgment. The Company recorded a reserve for the entire 246.7 million Korean won at December 31, 2004 and has appealed the ruling. On May 10, 2006, an intermediate court of appeals issued a ruling that the Company believes reversed that part of the judgment that had imposed 186.7 million Korean won of the fine, but upheld the fine of 20.0 million Korean won (which has already been paid) and the ruling that Alura cannot be imported as a cosmetic product. LXK has filed an appeal of this ruling with the Korean Supreme Court. The Company has been unable to determine with certainty that it will not be subject to the fine of 186.7 million Korean won if the appeal is unsuccessful, and will therefore continue to reserve 226.7 million Korean won (approximately $230,000 at March 31, 2006). The inability to sell Alura in South Korea if the appeal is unsuccessful is not anticipated to have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of LXK.
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
     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah, seeking injunctive relief and unspecified damages against the Company, Lexxus U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of Messrs. De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between Messrs. De la Mora and Villarreal and Nature’s Sunshine. After the Company removed the case to federal court, Nature’s Sunshine voluntarily dismissed its lawsuit and filed a new lawsuit in the Fourth Judicial District Court in Utah County, Utah. After a hearing on August 22, 2005, the district court preliminarily enjoined Messrs. De la Mora and Villarreal from disclosing any confidential information of Nature’s Sunshine or soliciting any employee or distributor of Nature’s Sunshine or inducing them to terminate their relationship with Nature’s Sunshine. The court refused, however, to enjoin Messrs. De la Mora or Villarreal from competing with Nature’s Sunshine. Nature’s Sunshine subsequently filed a petition for interlocutory review with the Utah Supreme Court. The Supreme Court delegated the petition to the Utah Court of Appeals, which denied the petition. On April 6, 2006, a mutual agreement was entered into with Messrs. De la Mora and Villarreal terminating their employment between them and affiliates of the Company. If the Company or Messrs. De la Mora and Villarreal are nevertheless unsuccessful in defending this action, the Company may be required to pay any damages and attorneys’ fees that may be assessed against it.
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
Other Matters
     On April 18, 2006, the Company received a letter from The NASDAQ Stock Market stating that the Company is not in compliance with Marketplace Rule 4310(c)(14), which obligates listed issuers to timely file those reports and other documents required to be filed with the Securities and Exchange Commission. On April 25, 2006, the Company requested a hearing with the NASDAQ Hearings Panel concerning the Company’s failure to file its 2005 Form 10-K in a timely fashion. The Company received a hearing date of June 1, 2006 from NASDAQ. The Company was advised that its shares of common stock would not be delisted prior to the date of the hearing.

     On May 8, 2006, the Company filed its Annual Report on Form 10-K with respect to Parts 1 and 2, and on May 31, 2006 the Company filed an amendment to its Annual Report on Form 10-K/A with respect to Parts 2 and 3. On May 23, 2006, the Company received a letter from NASDAQ stating that it had not received the Company’s Form 10-Q for the quarter ended March 31, 2006, and that this matter would be considered at the hearing on June 1, 2006, to determine the Company’s continued listing.
     On June 1, 2006, NASDAQ conducted a hearing to determine if the Company’s common stock should be delisted from NASDAQ. At the conclusion of the hearing, the Company was informed that a decision would be forthcoming and communicated to the Company. Pending that decision, the Company was requested to inform NASDAQ of the filing of the Company’s Form 10-Q for the quarter ended March 31, 2006, if it is filed before a decision is made. If the Company has failed to persuade the NASDAQ Hearings Panel to provide the Company with an exception to Marketplace Rule 4310(c)(14), the Company’s shares of common stock may be subject to delisting by The NASDAQ Stock Market.
7. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provides warehouse facilities and certain equipment, manages and ships inventory, provides independent distributor support services and disburses payments to independent distributors. In exchange for these services, the Company pays $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $39,000 and $15,000 during the three month periods ended March 31, 2005 and 2006, respectively.
     The payment disbursement function was transferred to the Company’s Dallas head office during the third quarter of 2005. In January 2006, the Company hired Sherry LaCore as an employee and simultaneously terminated the oral management agreement. Additionally, the Company closed the warehouse facility by the end of March 2006 and terminated the related lease agreement.
     A director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $185,000 and $64,000 were paid to Access and Info during the first three months of 2006, respectively. No payments were made to either Access or Info during the first three months of 2005. At March 31, 2006, approximately $96,000 was due to Access and Info.
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
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, the Chairman of the Company’s Board of Directors and former Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. However, since payments were directed into an entity that is partially owned by Mr. Mason, he could no longer be considered “independent” in accordance with the rules of The NASDAQ Stock Market and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continue to own, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Audit Committee is continuing to investigate to determine whether any financial or other benefits were paid to Mr. Woodburn, his immediate family members or their respective affiliates. The Company paid Aloe and certain of its affiliates approximately $1.8 million during the first three months of 2005. No amounts were paid during the first three months of 2006. At March 31, 2006, approximately $8,000 was due to Aloe and certain of its affiliates.
8. SUBSEQUENT EVENTS
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
     On April 18, 2006, the Company received a letter from The NASDAQ Stock Market stating that the Company is not in compliance with Marketplace Rule 4310(c)(14), which obligates listed issuers to timely file those reports and other documents required to be filed with the Securities and Exchange Commission. On April 25, 2006, the Company requested a hearing with the NASDAQ Hearings Panel concerning the Company’s failure to file its 2005 Form 10-K in a timely fashion. The Company received a hearing date of June 1, 2006 from NASDAQ. The Company was advised that its shares of common stock would not be delisted prior to the date of the hearing.
     On May 8, 2006, the Company filed its Annual Report on Form 10-K with respect to Parts 1 and 2, and on May 31, 2006 the Company filed an amendment to its Annual Report on Form 10-K/A with respect to Parts 2 and 3. On May 23, 2006, the Company received a letter from NASDAQ stating that it had not received the Company’s Form 10-Q for the quarter ended March 31, 2006, and that this matter would be considered at the hearing on June 1, 2006, to determine the Company’s continued listing.
     On June 1, 2006, NASDAQ conducted a hearing to determine if the Company’s common stock should be delisted from NASDAQ. At the conclusion of the hearing, the Company was informed that a decision would be forthcoming and communicated to the Company. Pending that decision, the Company was requested to inform NASDAQ of the filing of the Company’s Form 10-Q for the quarter ended March 31, 2006, if it is filed before a decision is made. If the Company has failed to persuade the NASDAQ Hearings Panel to provide the Company with an exception to Marketplace Rule 4310(c)(14), the Company’s shares of common stock may be subject to delisting by The NASDAQ Stock Market.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis should be read in conjunction with Management’s Discussion and Analysis included in our 2005 amended Annual Report on Form 10-K/A filed with the United States Securities and Exchange Commission (SEC) on May 31, 2006, and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

Company Overview
     The Company is an international direct-selling organization. We control subsidiaries that distribute products through two separate direct selling businesses that promote health, wellness and vitality. Our wholly-owned subsidiary, Lexxus U.S., and other Lexxus subsidiaries, sell certain cosmetic products, consumer as well as “quality of life” products, which accounted for approximately 99% of our consolidated net revenues in year 2005 and the first three months of 2006. eKaire.com, Inc. (“eKaire”), our wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness.
     Lexxus commenced operations in January 2001 and has experienced tremendous growth. As of March 31, 2006, it is conducting business in at least 15 countries through approximately 121,000 active distributors. eKaire has been in business since 2000 and is operating in four countries through approximately 3,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year.
     We have experienced significant revenue growth over the last few years due in part to our efforts to expand into new markets. We do not intend to devote material resources to opening any additional foreign markets in 2006. Our priority for the remainder of 2006 is to progress further on developing the Japanese, Mexican and Chinese markets.
     In year 2005 and the first three months of 2006, we generated approximately 92% of our revenue from outside North America, with sales in Hong Kong representing approximately 62% and 74% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
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
     At the same time and as a condition of the sale, the Company entered into a separate agreement whereby KGC would pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million, of which $1.7 million is considered non-current. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling approximately $2.8 million, which will be reduced as payments are received. As of June 15, 2006, KGC is current on all monthly payments due.
     KGC sells the Company’s Lexxus products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the results of KGC for the first three months of 2005 have been reported in results from operations.
     Had KGC not been reflected in results from operations, the Company’s statement of operations for the first three months of 2005 would have reflected the following (in thousands):

	Actual	As Adjusted
Net sales	$42,759	$34,355
Gross profit	34,593	27,900
Distributor commissions	21,273	17,263
Income from operations	4,074	3,316

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
     In year 2005 and the first three months of 2006, approximately 62% and 74% of our revenue, respectively, was generated in Hong Kong. Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. After consulting with outside professionals, the Company believes that our Hong Kong e-commerce business does not violate any applicable law in China even though it is used for the e-purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributable to us.
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

	Three Months Ended March 31,
	2005		2006
North America	$4,656	10.9%	$3,006	7.6%
Hong Kong	25,208	58.9	29,120	73.8
Taiwan	878	2.0	766	1.9
Southeast Asia	1,280	3.0	263	0.7
Russia and Eastern Europe[1]	8,404	19.7	—	—
South Korea	1,484	3.5	2,687	6.8
Australia/New Zealand	336	0.8	309	0.8
Japan	—	—	1,812	4.6
Latin America	—	—	1,148	2.9

Total Lexxus[1]	42,246	98.8	39,111	99.1

North America	398	0.9	265	0.7
Australia/New Zealand	115	0.3	98	0.2

Total eKaire	513	1.2	363	0.9

	$42,759	100%	$39,474	100%

[1]	The Company no longer consolidates the operating results of KGC for periods beginning after December 31, 2005 as it sold its 51% interest in KGC to Bannks Foundation effective December 31, 2005.
     Cost of sales consist primarily of products purchased from third-party manufacturers, freight cost of shipping products to distributors and import duties for the products, costs of promotional materials sold to the Company’s distributors at or near cost, and provisions for slow moving or obsolete inventories. Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs.

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
     Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product’s wholesale cost. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Distributor commissions are dependent on the sales mix and, for 2005, typically ranged between 45% and 55% of net sales. From time to time, we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time, we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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
     Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. We implemented a foreign holding and operating company structure for our non-United States businesses effective December 1, 2005. This new structure re-organizes our non-United States subsidiaries in the Cayman Islands. Though our goal is to improve the overall tax rate, there is no assurance that the new tax structure could be successful. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements, plans, or arrangements, or require changes in our transfer pricing practices, we could be required to pay higher taxes, interest and penalties, and our earnings would be adversely affected.
Critical Accounting Policies
     In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified certain policies and estimates that are important to the presentation of its consolidated financial condition and consolidated results of operations. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments. These policies and estimates require the application of significant judgment by the Company’s management.
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets and goodwill, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above. If circumstances change relating to the various assumptions or other factors used in such estimates the Company could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. The Company’s critical accounting policies at March 31, 2006 include the following:
     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at March 31, 2006 was approximately $8.7 million, net of the recorded reserve of $0.6 million. Inventory write-downs for three months ended March 31, 2006 were not significant.
     Valuation of Goodwill and Impairment Analysis. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At March 31, 2006, goodwill of approximately $14.1 million was reflected on the Company’s balance sheet. No impairment of goodwill has been identified in any of the periods presented. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the book value of its property and equipment and intangible assets whenever an event or change in circumstances indicates that the net net book value of an asset or group of assets may be unrecoverable. The Company’s impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. The Company believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, the Company would have to recognize an impairment loss to the extent the net book value of the asset exceeds its fair value. At March 31, 2006, the net book value of the Company’s property and equipment and intangible assets were approximately $3.4 million and $4.3 million, respectively. No such losses were recognized for the three months ended March 31, 2006.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 10% of product sales. Sales returns are approximately 4% of product sales for each of the three months ended March 31, 2005 and 2006. The allowance for sales returns was approximately $1.7 million and $2.1 million at December 31, 2005 and March 31, 2006, respectively. No material changes in estimates have been recognized for the three months ended March 31, 2006.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.5 million and $2.3 million at December 31, 2005 and March 31, 2006, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and since there is no basis to reasonably estimate the Company’s sales returns or warranty obligation, the Company has deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1.6 million and $1.2 million in revenue and related costs, respectively, for product shipped through March 31, 2006. The deferred costs are recorded in other current assets, as the sales return period for distributors is only for a year. Since the launch, the Company has experienced a high rate of defects and product returns. As a result, the Company has delayed continued sales of our existing inventory of this product and approached the manufacturer for resolution. The manufacturer has agreed to repair all of the machines in our existing inventory and provide discounts on future purchases. The Company is currently planning to re-start the sale of the coffee machines in the second half of 2006.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. Costs associated with shipments are included in cost of sales. At March 31, 2006, enrollment package revenue totaling $6.9 million was deferred. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

     Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At March 31, 2006, the valuation allowance equaled its net deferred tax assets due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.
Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2005	2006
Net sales	100%	100%
Cost of sales	19.1	20.5

Gross profit	80.9	79.5
Operating expenses:
Distributor commissions	49.8	52.4
Selling, general and administrative expenses	21.6	29.7

Total operating expenses	71.4	82.1

Income (loss) from operations	9.5	(2.6)
Other income (expense), net	(0.6)	0.4

Income (loss) before income taxes and minority interest	8.9	(2.2)
Income tax provision	(2.3)	(0.6)
Minority interest	(0.1)	(0.1)

Net income (loss)	6.5%	(2.9)%

     Net Sales. Net sales were $39.5 million for the three months ended March 31, 2006 compared to $42.8 million for the three months ended March 31, 2005. This net decrease of approximately $3.3 million, or 8%, was due to sale of KGC effective December 31, 2005. Excluding KGC, the Company’s net sales increased $5.1 million, or 15%, in the three months March 31, 2006 over the comparable period in the prior year. This increase was primarily due to growth in the Hong Kong-based business (contributing approximately $3.9 million of the total increase), South Korea ($1.2 million), and the opening of the Japan and Mexico offices (contributing approximately $1.8 million and $1.1 million, respectively), offset by reductions in net sales in North American ($1.8 million) and Southeast Asia ($1.0 million).
     The overall growth in net sales is attributable to an increase in the number of active independent distributors. As of March 31, 2006, the operating subsidiaries of the Company had approximately 124,000 active distributors, compared to 122,000 and 92,000 active independent distributors at the end of 2005 and the end of the first quarter of 2005, respectively, excluding KGC.
     As of March 31, 2006, the Company had deferred revenue of approximately $10.8 million, of which approximately $2.3 million pertained to product sales and approximately $6.9 million pertained to unamortized enrollment package revenue. Additionally, deferred revenue included approximately $1.6 million of Gourmet Coffee Café product shipped but unrecognized as of March 31, 2006 (approximately $1.2 million in Gourmet Coffee Café related costs are also deferred and recorded in other current assets as of March 31, 2006).
     Cost of Sales. Cost of sales was $8.1 million, or 20.5% of net sales, for the three months ended March 31, 2006 compared with $8.2 million, or 19.1% of net sales for the three months ended March 31, 2005. Excluding KGC, cost of sales increased $1.6 million, or 25%, in the three months ended March 31, 2006, over the comparable period in the prior year, due to increased sales. Additionally, excluding KGC, cost of sales as a percentage of net sales was 18.8% in the comparable period in the prior year. The percentage increase results from greater importation cost on Hong Kong product delivered into China due to changes in the Company’s logistical processes over a year ago.
     Gross Profit. Gross profit was $31.4 million, or 79.5% of net sales for the three months ended March 31, 2006, compared with $34.6 million, or 80.9% of net sales for the three months ended March 31, 2005. Excluding KGC, gross profit was 81.2% of net sales in the comparable period in the prior year, and increased $3.5 million, or 13%, in the three months ended March 31, 2006, driven by increased sales.
     Distributor Commissions. Distributor commissions were $20.7 million, or 52.4% of net sales for the three months ended March 31, 2006, compared with $21.3 million, or 49.8% of net sales for the three months ended December 31, 2005. Excluding KGC, distributor commissions increased by $3.4 million, or 20%, mainly due to sales increase. Additionally, excluding KGC, distributor commissions as a percentage of sales over a year ago increased 2.2% from 50.2% in the comparable period in the prior year primarily as a result of the depth of the Company’s distributor network.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.7 million, 29.7% of net sales for the three months ended March 31, 2006, compared with $9.2 million, or 21.6% of net sales for the three months ended March 31, 2005. Excluding KGC, selling, general and administrative expenses were 21.3% of net sales in the comparable period in the prior year, and increased by $4.4 million, or 60%, in the three months ended March 31, 2006, mainly due to increases in the following:
•	costs of opening new markets in Mexico ($0.4 million) and Japan ($1.0 million);

•	costs of expansion into China ($0.7 million);

•	increased personnel costs, professional fees, and credit card charges and assessments in Hong Kong ($0.5 million); and

•	higher personnel costs, professional fees and travel costs in North American ($1.2 million).
     Other Income (Expense). Other income was $0.2 million for the three months ended March 31, 2006 compared with an expense of $0.3 million for the quarter ended March 31, 2005. This increase in other income results primarily from interest imputed on the KGC receivable of $165 thousand and a reduction in foreign currency losses of $213 thousand due to the elimination of the Company’s exposure to the euro.
     Income Taxes. The Company recorded a provision of $0.3 million during the three months ended March 31, 2006 related to its international operations. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized. Income tax expense was approximately $988,000 or 26% of the income before income taxes and minority interest for the three months ended March 31, 2005.
     Minority Interest. Minority interest expense was $30,000 for the three months ended March 31, 2006, compared to expense of $17,000 for the three months ended March 31, 2005. The small increase in minority interest expense is due to slightly better operating results recorded by one of our New Zealand subsidiaries.
     Net Income (Loss). Net loss was $1.1 million, or 2.9% of net sales for the three months ended March 31, 2006, compared to net income of approximately $2.8 million, or 6.5% of net sales for the three months ended March 31, 2005. The decrease in net income was primarily due to greater cost of sales and distributor commissions; higher selling, general and administrative costs; and the sale of KGC, which recorded a profit in the first quarter of 2005, but is no longer consolidated with the Company in 2006.
Liquidity and Capital Resources
     Cash generated from operations is the main funding source for the Company’s working capital and capital expenditure. In the past, the Company also borrowed from institutions and individuals and issued preferred stock. In October 2004, the Company raised approximately $16 million, net of transaction fees, through a private equity placement. At March 31, 2006, the Company’s cash and cash equivalents totaled approximately $21.6 million.
     At March 31, 2006, the ratio of current assets to current liabilities was 1.40 to 1.00 and the Company had working capital of approximately $11.1 million. Working capital as of March 31, 2006 decreased $0.8 million compared to that as of December 31, 2005.
     Cash provided by operations for the three months ended March 31, 2006 was $2.8 million. Cash was mainly generated from a decrease in existing inventories, and increases in accrued distributor commissions and deferred revenue, all driven by increased sales of our Lexxus subsidiaries.
     Cash provided by investing activities during the period was approximately $0.3 million, which primarily results from proceeds received on the KGC receivable offset by investment in property and equipment. Cash used in financing activities during the period was approximately $2 thousand due to repayment on debt. Total cash and cash equivalents increased by approximately $3.1 million during the period.
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
Related Party Transactions
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of Lexxus U.S. and former director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provides warehouse facilities and certain equipment, manages and ships inventory, provides independent distributor support services and disburses payments to independent distributors. In exchange for these services, the Company pays $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $39,000 and $15,000 during the three month periods ended March 31, 2005 and 2006, respectively.
     The payment disbursement function was transferred to the Company’s Dallas head office during the third quarter of 2005. In January 2006, the Company hired Sherry LaCore as an employee and simultaneously terminated the oral management agreement. Additionally, the Company closed the warehouse facility by the end of March 2006 and terminated the related lease agreement.
     A director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $185,000 and $64,000 were paid to Access and Info during the first three months of 2006, respectively. No payments were made to either Access or Info during the first three months of 2005. At March 31, 2006, approximately $96,000 was due to Access and Info.
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
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, the Chairman of the Company’s Board of Directors and former Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. However, since payments were directed into an entity that is partially owned by Mr. Mason, he could no longer be considered “independent” in accordance with the rules of The NASDAQ Stock Market and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continue to own, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Audit Committee is continuing to investigate to determine whether any financial or other benefits were paid to Mr. Woodburn, his immediate family members or their respective affiliates. The Company paid Aloe and certain of its affiliates approximately $1.8 million during the first three months of 2005. No amounts were paid during the first three months of 2006. At March 31, 2006, approximately $8,000 was due to Aloe and certain of its affiliates.
Adoption of SFAS 123(R)
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations using the modified-prospective transition method. The modified-prospective transition method does not allow for restatement of prior periods and accordingly, the results of operations for the quarter ended March 31, 2006 and future periods will not be comparable to our historical results of operations. Under the modified-prospective transition method, compensation cost recognized in the first quarter of 2006 includes (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is presented in the same lines as cash compensation paid to the same individuals.
     The following table shows remaining the unrecognized stock-based compensation on a pre-tax basis related to non-vested stock options outstanding as of March 31, 2006 (in thousands):

Remainder of 2006	$413
2007	545
2008	417
2009	2

$1,377

     The weighted-average period over which the expense above will be recognized is 2.3 years.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income from operations, income before income taxes and net income for the three months ended December 31, 2006, are approximately $177,000 lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted loss for the three months ended March 31, 2006 would have been $0.12 per share if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted loss of $0.15 per share. Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation for the three months ended March 31, 2006.
Off – Balance Sheet Arrangements
     The Company does not utilize off-balance sheet financing arrangements other than in the normal course of business. The Company finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     In the first quarter of 2006, approximately 92% of our revenue was recorded in markets outside the United States. However, that figure does not accurately reflect our foreign currency exposure mainly because the Hong Kong dollar is pegged to the U.S. dollar. We also purchase all inventories in U.S. dollars. Therefore, our currency exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar, Japanese yen, Mexican peso, and Australia dollar, represents approximately 18% of our revenue in the first three months of 2006. The Company incurred a foreign currency loss of $80 thousand in the first three months of 2006.
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
     As currency rates change, translation of our foreign currency functional businesses into U.S. dollars affects year-over-year comparability of equity. We do not plan to hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included Korean won, New Taiwan dollar, Australian dollar and Canadian dollar. Japanese yen and Mexican peso are expected to become more significant.
Hedging
     Our exposure to foreign currency fluctuation is expected to increase, as the Company further develops the markets in Japan, Mexico and China. The Company currently has no specific plans but expects to evaluate whether it should use forward or option contracts to hedge its foreign currency exposure.
Seasonality
     Generally our revenue has not been impacted by seasonality on any significant basis. From quarter to quarter, the Company is somewhat impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a small negative impact on that quarter. We believe that direct selling in the United States and Europe is also generally negatively impacted during the month of August, which is in our third quarter, when many individuals, including our distributors, traditionally take time off for vacations.
     The Company’s spending is materially effected by the major events planned for at different times of the year. A major promotional event could significantly increase the reported expenses during the quarter in which the events actually takes place, while the revenue that might be generated by the event may not occur in the same reporting period.
Interest Rate Risk
     As of March 31, 2006, we do not think the Company has any exposure to interest rate risk as the Company has limited borrowings that are interest rate sensitive.
Item 4. CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
     The following material weaknesses in our internal control over financial reporting were reported in our 2005 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on May 8, 2006:
•	We did not maintain an effective control environment because (1) we lack an effective anti-fraud program to detect and prevent fraud, for example, relating to the previous top two executive officers of the Company, Mark Woodburn and Terry LaCore, in terms of (i) conflicts of interests related to executive officers, especially their financial dealings with independent distributors and other vendors, and (ii) proper supervision of the executives conduct separating their executive duties from personal financial interests outside the Company, (2) we failed to perform background checks consistently on personnel being placed into positions of responsibility, (3) an adequate tone was not set from the top as control measures in place were ignored by the previous top two executives and the importance of controls was not properly emphasized and communicated throughout the Company and (4) we did not effectively address the control deficiencies noted in the fiscal year 2004 external audit;

•	We did not maintain effective monitoring controls over financial reporting because (1) our policies regarding review, supervision and monitoring of our accounting operations throughout the Company were not fully designed, in place, or operating effectively and (2) we do not have an internal audit function;

•	We did not maintain effective control over period-end financial close and reporting because (1) we lacked sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements to prepare, review and approve account reconciliations and supporting schedules, and (2) our legacy accounting systems do not facilitate the appropriate review and approval over the recording of journal entries to ensure the accuracy and completeness of the journal entries recorded;

•	We did not maintain effective controls over the disbursement function since we (1) lacked adequate segregation of duties and (2) lacked appropriate review, approval, and supporting documentation;

•	We did not maintain effective controls over the payroll function since we (1) lacked adequate segregation of duties and (2) lacked appropriate review, approval, and supporting documentation;

•	We did not maintain effective controls over the inventory function since we (1) did not maintain restricted access to the inventory detail schedule used to support the general ledger balances and (2) used the periodic inventory system and performed monthly inventory counts using physical inventory count sheets lacking reviewer documentation;

•	We lacked documentation with respect to certain related party transactions, subsidiary operations and expense reimbursement procedures. In addition, sufficient policies regarding loans to employees and third parties had not been adopted or implemented, and policies related to independent distributor relationships were inadequate;

•	We lacked timely resolution of identified accounting and legal issues, and as a result, did not timely complete period-end financial statements and reporting; and

•	We do not have all material contracts in writing and approved by all parties.
     Each of the control deficiencies described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies constitutes a material weakness.

     Based on this evaluation, the CFO has concluded that our disclosure controls and procedures at December 31, 2005 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
     In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition as of December 31, 2005 and March 31, 2006, and our results of operations and cash flows for each of the three month periods ended March 31, 2005 and 2006.
Changes in Internal Control Over Financial Reporting
     During the three months ended March 31, 2006, there were no additional changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In light of the noted material weaknesses, we have instituted, and will continue to institute, control improvements that we believe will reduce the likelihood of similar errors:
•	We plan to devote more resources to developing an anti-fraud program to detect and prevent fraud. The program may include the hiring of outside or in-house counsel to be dedicated to the development and enforcement of compliance programs. Background checks will be performed on personnel being placed into positions of material responsibility. The compliance program also will include a communication project to set the right tone from the top. Additionally, we also plan to allocate additional resources to following up on addressing control deficiencies identified in the previous audits;

•	The Company intends to develop additional policies and procedures to further strengthen its reporting, including the areas of revenue recognition, sales and expense cut-off and sales returns. In addition, we plan to evaluate hiring additional resources to perform the internal audit function;

•	The Company began implementation of the Oracle E-Business Suite during the fourth quarter of 2005 and commenced use of certain functionality on January 1, 2006 that address certain of the material weaknesses listed above, including the effective control over period-end financial close and reporting and the effective control over certain accounting functions. The Oracle implementation should facilitate the appropriate review and approval over the recording of journal entries to ensure the accuracy and completeness of the journal entries recorded. Additionally, the Company has made changes to its corporate accounting staff, including the hiring or contracting of additional personnel in the U.S. In December 2005, the Company hired a new general counsel to assist in the legal and compliance effort. The new general counsel commenced work in January 2006;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation were installed in 2006 to maintain effective controls over the disbursement function. We are developing policies for proper documentation, review and approval related to related party transactions, subsidiary operations, distributor compensation adjustments, employee loans, expense reimbursements, and distributor relationships;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation have been implemented since 2005 year end to maintain effective controls over the payroll function;

•	With the implementation of the Oracle e-Business Suite’s financial reporting package, we should be able to further restrict access to the inventory detail schedule used to support the general ledger balances. With additional implementation of Oracle applications, we plan to eventually replace the current periodic inventory system, relying on monthly inventory counts using physical inventory count sheets, with a perpetual inventory system. Meanwhile, more procedures will be installed for review of inventory count documentation;

•	Additional processes will be instituted to timely resolve identified accounting and legal issues so that period-end financial statements and reporting can be timely completed; and

•	Stronger policy enforcement will be pushed down throughout the Company to eliminate executives making verbal agreements ahead of properly approved written contracts.
     Furthermore, certain of these remediation efforts, primarily associated with our information technology infrastructure and related controls, will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. We intend to further expand our staff, accounting policy and controls capabilities by attracting additional talent and enhancing training in such matters. We believe that the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures.
     If the remedial policies and procedures we have implemented, and continue to implement, are insufficient to address the material weakness or if additional significant deficiencies or other conditions relating to our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting, which will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe that we have addressed, or will address in the near future, our material weakness in internal controls, we cannot guarantee that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weakness or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company is subject to certain legal proceedings which could have an adverse effect on its business, results of operations, or financial condition. For information relating to such legal proceedings, see Note 6 in the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS
     The Company is exposed to certain risks factors that may affect operations. The significant risk factors known to the Company are described in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on May 8, 2006. There have been no material changes from the risk factors as previously disclosed in that Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 16, 2006, an option was exercised to purchase 5,000 shares of the Company’s common stock for $1.80 per share. The option was set to expire on April 9, 2006.
Item 6. EXHIBITS
31.1	Certification of the Interim Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of the Interim Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: June 19, 2006	/s/ Chris T. Sharng

Chris T. Sharng
Executive Vice President and Chief Financial Officer
(Interim Principal Executive Officer and Principal Financial Officer)