Form 10-K
period 2005-12-31
NATURAL HEALTH TRENDS CORP
filed 2006-07-25
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2005 as reported by the NASDAQ National Market on that date: $74,248,760
At April 28, 2006, the number of shares outstanding of the registrant’s common stock was 8,199,933 shares.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2006 annual meeting of the Company’s shareholders to be held during the second quarter of 2006.

NATURAL HEALTH TRENDS CORP.
Form 10-K
December 31, 2005

Page
PART I

Item 1. Business	2

Item 1A. Risk Factors	16

Item 1B. Unresolved Staff Comments	26

Item 2. Properties	26

Item 3. Legal Proceedings	26

Item 4. Submission of Matters to a Vote of Security Holders	28

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

Item 6. Selected Financial Data	31

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	43

Item 8. Financial Statements and Supplementary Data	45

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	72

Item 9A. Controls and Procedures	72

Item 9B. Other Information	75

PART III

Item 10. Directors and Executive Officers of the Registrant	75

Item 11. Executive Compensation	75

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75

Item 13. Certain Relationships and Related Transactions	75

Item 14. Principal Accountant Fees and Services	75

PART IV

Item 15. Exhibits and Financial Statement Schedules	76

Signatures	79
Specimen Certificate
Option Agreement - Terry LaCore
Option Agreement - LaCore and Woodburn Partnership
Option Agreement - LaCore and Woodburn Partnership
Option Agreement - Terry LaCore
Option Agreement - Capital Development S.A.
Option Agreement - Randall A. Mason
Subsidiaries
Certification of the Interim Principal Executive Officer
Certification of the Chief Financial Officer
Certification of the Interim Principal Executive Officer
Certification of the Chief Financial Officer

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
     We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Risk Factors, and elsewhere in this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the date of this report and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.
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
     Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.
     Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward looking statements in documents attached are incorporated by reference speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law. Unless otherwise noted, the terms “we,” “our,” “us,” “Company,” refer to Natural Health Trends Corp. and its subsidiaries.

PART I
Item 1. BUSINESS
Overview of Business
     Natural Health Trends Corp. (the “Company”) is an international direct-selling organization. We control subsidiaries that distribute products through two separate direct-selling businesses that promote health, wellness and vitality. Lexxus International, Inc., our wholly-owned subsidiary (“Lexxus U.S.”), and other Lexxus subsidiaries (collectively, “Lexxus”), sell certain personal care, wellness and “quality of life” products, which accounted for approximately 99% of our consolidated net revenues in 2005. eKaire.com, Inc. (“eKaire”), our wholly-owned subsidiary, distributes nutritional supplements aimed at general health and wellness.
     Lexxus commenced operations in January 2001 and has experienced tremendous growth. As of December 31, 2005, it is conducting business in 15 countries through approximately 119,000 active distributors. These statistics do not include the countries and distributors of KGC Networks Pte Ltd. (“KGC”) as the Company sold its 51% interest in that subsidiary to the minority shareholder effective December 31, 2005 (see “– Recent Developments”). eKaire has been in business since 2000 and is operating in four countries through approximately 3,000 active distributors. We consider a distributor “active” if he or she has placed at least one product order with us during the preceding year.
     We seek to be a leader in the direct selling industry serving the health, wellness and lifestyle marketplace by driving our products into as many venues and into as many markets as possible through our direct selling marketing operations. Our objectives are to enrich the lives of the users of our products and enable our distributors to benefit financially from the sale of our products.
     We maintain executive offices at 2050 Diplomat Drive, Dallas, Texas 75234 and our telephone number is (972) 241-4080. The Company’s corporate filings can be viewed on its website located at www.naturalhealthtrendscorp.com. The information provided on our website should not be considered part of this report.
Recent Developments
     On February 22, 2005, the Company’s common stock began trading on The NASDAQ National Market under the ticker symbol “BHIP”. Prior to that time, the Company’s common stock was quoted on the NASD over-the-counter bulletin board under the symbol “NHTC” and subsequently “NHLC.OB”.
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

     On June 1, 2005, the Company held its annual meeting of shareholders. At that time, the Company’s reincorporation in the State of Delaware was approved by holders of a majority of the Company’s shares of common stock outstanding. On June 29, 2005, the Company re-incorporated in the State of Delaware.
     The Company entered into a settlement agreement (the “Toyota Agreement”) dated August 31, 2005 by and among Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation), Toyota Motor Sales, U.S.A., Inc. (collectively, the “Toyota Entities”) and Lexxus U.S., pursuant to which the Toyota Entities agreed to terminate their claims against the Company, and the Company agreed to discontinue use of the Lexxus name and mark and change the name of its Lexxus operations and domain names by June 1, 2006, and sell or otherwise dispose of all product inventory marked with the name Lexxus by December 1, 2006. It is anticipated that, by June 1, 2006, the Company will change the name of Lexxus U.S. to NHT Global, Inc. and the terms “Lexxus” and “Lexxus International” will be replaced in all other uses by the Company and its subsidiaries by the terms “NHT Global” or a variation that includes “NHT” or “Natural Health Trends”.
     During September 2005, the Company reorganized its senior management team in connection with an investigation conducted by the Company’s Audit Committee. Effective October 3, 2005, each of Mark Woodburn and Terry LaCore resigned as officers and members of the Company’s Board of Directors due to their failure to cooperate with the Audit Committee’s investigation. The investigation was initiated in August 2005 and included allegations of misconduct by Messrs. Woodburn and LaCore asserted by an unrelated third party arising out of a lawsuit involving Mr. LaCore and such unrelated third party. From October 3, 2005 through November 13, 2005, Messrs. Woodburn and LaCore were employed as the Company’s Global Managing Director — Operations and Global Managing Director — Business Development, respectively.
     Effective October 3, 2005, the Board of Directors of the Company appointed Robert H. Hesse, a member of the Company’s Board of Directors since July 2004, as the Company’s Interim Chief Executive Officer. The Company also created the Office of the Chief Executive, comprised of Mr. Hesse, Chris Sharng, the Company’s Executive Vice President and Chief Financial Officer, and Richard S. Johnson, President of Natural Health Trends Japan, Inc. (“NHT Japan”). The Office of the Chief Executive was responsible for managing the day-to-day operations of the Company. Since Mr. Hesse was no longer considered to be an independent director, he resigned from the Company’s Audit Committee in September 2005.
     On November 10, 2005, an independent investigator retained by the Company’s Audit Committee learned that an entity controlled by Messrs. Woodburn and LaCore received payments from an independent distributor of the Company’s products during 2001 through August 2005. The Company believes that Messrs. Woodburn and LaCore received from such independent distributor a total of approximately $1.4 million and $1.1 million, respectively. The Company believes that the fees paid by the Company to such independent distributor were not in excess of the amounts due under the Company’s regular distributor compensation plan. The Audit Committee’s investigation is continuing (see “Item 1A. – Risk Factors”).
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
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company terminated the employment of each of Messrs. Woodburn and LaCore. No severance was paid by the Company to Messrs. Woodburn and LaCore and the Audit Committee is investigating claims or actions that the Company may bring against them.
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

     On December 7, 2005, the Board of Directors expanded to six members and Anthony B. Martino, Terrence M. Morris, and Colin J. O’Brien were appointed to join Sir Brian Wolfson (Chairman), Randall A. Mason, and Robert H. Hesse as members of the Company’s Board of Directors. At that time, the Board of Directors also appointed the following individuals as sole members of the following committees:

Audit Committee	Compensation Committee	Nominating Committee
Anthony B. Martino (Chairman)	Colin J. O’Brien (Chairman)	Sir Brian Wolfson (Chairman)
Colin J. O’Brien	Terrence M. Morris	Terrence M. Morris
Terrence M. Morris
     Effective December 31, 2005, the Company entered into a Stock Purchase Agreement with Bannks Foundation, a Lichtenstein foundation and owner of 49% of the common shares of KGC, a Singapore corporation, pursuant to which the Company sold to Bannks Foundation 51,000 common shares representing the Company’s 51% of the outstanding shares of capital stock of KGC for a total cash purchase price of $350,000. KGC was a Company subsidiary through which the Company’s Lexxus products were sold into a separate network of independent distributors located primarily in Russia and other Eastern European countries. In connection with the sale of its interest in KGC, the Company entered into a separate agreement with KGC providing for the payment to the Company of 24 equal monthly installments of approximately $169,000 each relating to inventories ordered and partially delivered, and the settlement of its outstanding inter-company receivable. The Company also agreed to continue to supply KGC with certain products for a period of at least 48 months. As a result of these transactions, the Company will no longer include the financial statements of KGC in its consolidated financial statements. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the 2005 results of KGC have been reported in results from operations.
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
     On March 10, 2006, the Company entered into a letter agreement dated March 1, 2006 with Robert H. Hesse, the Company’s Interim Chief Executive Officer and a member of the Board of Directors. Pursuant to the letter agreement, Mr. Hesse has agreed to continue acting as the interim chief executive officer of the Company. In addition to continuing his base pay of $2,000 per day, the Company has agreed to pay Mr. Hesse a retention bonus equal to $300,000, of which $150,000 is due and payable upon executing the letter agreement and $150,000 is due within five days after satisfactory completion of Mr. Hesse’s term as Interim Chief Executive Officer.
     On March 16, 2006, Richard S. Johnson, the Company and NHT Japan amended Mr. Johnson’s employment agreement effective as of February 1, 2006. As amended, the employment agreement is extended through January 31, 2009. Under the amended employment agreement, Mr. Johnson will continue to serve as President of NHT Japan and will provide advice and services to the Company, as requested. For health reasons, Mr. Johnson will reside in the U.S. and is expected to work a reduced number of hours. He will be compensated by the Company under the amended employment agreement at the rate of $2,000 per day with a minimum of $16,000 per quarter (or $64,000 per year). Under the amended employment agreement, the Company will issue to Mr. Johnson options exercisable for 8,000 shares of the Company’s common stock during each year of the term of the consulting agreement. The options shall be exercisable at a price equal to the fair market value of the shares of common stock on the date of grant and will be issued pursuant to the Company’s 2002 Stock Plan. The Company has also agreed to reimburse Mr. Johnson for business related expenses.
     On March 28, 2006, the Board of Directors and Mr. Hesse mutually agreed that Mr. Hesse had completed his assignment as the Interim Chief Executive Officer of the Company, effective immediately. In addition, as of March 28, 2006, the Board of Directors promoted Curtis E. Broome from President-Greater China and Southeast Asia to the position of President of NHT Global designate Mr. Broome to serve as the Company’s principal executive officer on an interim basis. The Search Committee of the Board of Directors continues to conduct an active search for a chief executive officer.
     Also effective March 28, 2006, the Board of Directors terminated the Office of the Chief Executive and formed an Executive Management Committee (the “EMC”) that consists of Mr. Broome, Mr. Sharng, and John Cavanaugh, the President of the Company’s MarketVision subsidiary. Terrence M. Morris, a member of the Company’s Board of Directors, will have the right to attend all meetings of the EMC and will liaise with the Board of Directors regarding matters addressed by the EMC. The EMC will manage the Company’s day-to-day operations and will report directly to the Board of Directors. In the event that the Board of Directors determines that continued participation with the EMC would interfere with Mr. Morris’ exercise of independent judgment in carrying out his responsibilities as a director, Mr. Morris may be asked to refrain from participating in EMC matters in order to preserve his status as an independent director on the Board. As compensation for Mr. Morris’ additional tasks, a monthly payment of $4,000 has been approved by the Board of Directors.
     Additionally, on March 28, 2006, Sir Brian Wolfson decided, for personal reasons, to resign as Chairman of the Board of Directors and will continue to serve as its Vice Chairman. In connection therewith, the Board of Directors appointed Randall A. Mason, a member of the Board of Directors since May 2003, as its Chairman.
     On April 6, 2006, a mutual agreement was entered into with two members of the Company’s Mexico management team, Oscar De la Mora and Jose Raul Villareal, terminating the employment of Messrs. De la Mora and Villareal and all employment agreements between them and affiliates of the Company. Messrs. De la Mora and Villareal may, in the future, serve as independent distributors for the Company and its affiliates.
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
     On April 20, 2006, the Board of Directors accepted Mr. Broome’s request to resign as the Company’s interim principal executive officer and appointed Mr. Sharng as the interim principal executive officer.
     On May 5, 2006, the Company paid $150,000 to Mr. Hesse as provided in the above letter agreement dated as of March 1, 2006, that was signed on March 10, 2006. Mr. Hesse has released the Company from all other obligations under that letter agreement and, effective May 5, 2006, resigned from the Company’s Board of Directors.
Our Principal Products
     We offer several Lexxus branded products, which principally include:
•	Skindulgence® is a skin care system that includes a “30-Minute Non-Surgical FaceLift” as well as a spa collection for hands, feet and all-over body. The “30-Minute Non-Surgical FaceLife” is designed to create a more youthful appearance by helping to tone and firm facial muscles, by helping to diminish fine lines and wrinkles and by helping to improve skin tone and color. The facelift masque is coupled with a cleanser and moisturizer.

•	Alura® is an intimacy enhancing cream for women.

•	Valura Xtreme™ is an intimacy enhancing herbal supplement for men that will be offered for sale in 2006 to replace the Valura™ product previously offered for sale.

•	Premium Noni Juice™ is a reconstituted morinda citrifolia fruit juice, made from organic noni puree. Noni is a fruit native in the Samoan Islands of the South Pacific. Marketed as a refreshing and energizing beverage, its natural flavor has been enhanced with white grape concentrate, concord grape concentrate, pineapple juice puree and other natural flavors.

•	LexLips™ is a lip enhancing gloss designed to create the effect of fuller lips and to help reduce fine lines and wrinkles around the mouth.

•	La Vie™ is an energy-boosting dietary supplement described as a non-alcoholic red wine.

•	180° Life System® - Carb Blocker is a weight management product.

•	Triotein™ is a lactose-free whey protein powder that provides amino acid substrates needed to stimulate the body’s production of an anti-oxidant, intracellular glutathione peroxidase, in an effort to optimize the body’s ability to heal itself.

•	Cluster Concentrate™ is a product created for increased and more efficient cell hydration.
     We offer Kaire branded products, generally nutritional supplements, which are organized into several broad categories such as antioxidant support, immune support, bone & joint support, digestive and dietary support, weight management, OmegaKaire hemp products, Sakaira Spa with Moor Mud, Sakaira Skin & Hair Care, Kaire Essentials and ecoKaire Home Care. Among the products offered by eKaire, Pycnogenol ® , Enzogenol™, OptiMSM™, OptiPure®, Phase2™ & ActivAloe™ are trademarks of our suppliers.
Operations of the Business
Sourcing of Products
     The Company’s independent research consultants and the executive staff work with research and development personnel of our manufacturers to create product concepts and develop the product ideas into actual products. Each of the Company’s three current major product lines — Skindulgence®, Alura® and Premium Noni Juice™ - were originally conceived by our manufacturing vendors. The Company or its subsidiaries then enter into supply agreements with the vendors pursuant to which the Company obtains exclusive rights to sell the products under private labels (or trademarks) that are owned by the Company. Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2005.
     The Company or its subsidiaries generally purchase finished goods from manufacturers and sells them to our distributors for their resale or personal consumption. Aloe Commodities International (for Skindulgence®), 40Js LLC (for Alura®) and Two Harbor Trading (for Premium Noni Juice™) are the three most significant vendors, accounting for a majority of the Company’s product purchases. The Company is required to purchase from 40Js LLC a minimum volume of 15 barrels of product per quarter to maintain the exclusivity and volume discount rights granted in the agreement. The terms of these agreements are between one and three years, with annual automatic renewal. We believe that, in the event we are unable to source products from these suppliers or the other suppliers of our other products, our revenue, income and cash flow could be adversely and materially impacted.
Marketing and Distribution
     Lexxus and eKaire are set up as direct-selling companies using separate networks of distributors to sell products. Our distributors are independent full-time or part-time contractors who purchase products directly from our subsidiaries via the Internet for resale to retail consumers (other than in China) or for their own personal consumption. Purchasers of our products in China may purchase only for their own personal consumption and not for resale in China. The growth of a distributor’s business depends largely upon their ability to recruit a down-line network of distributors and the popularity of our products in the marketplace.

     As of December 31, 2005, we had an active physical presence in eight (the U.S., Mexico, South Korea, Japan, Taiwan, China, Australia and Canada) of the top 15 direct-selling markets in the world. We experienced a 33% increase in active Lexxus distributors during 2005, following a 97% increase in active distributors in 2004 compared to the prior year (excluding KGC distributors). The following table represents the number of active distributors by market for both Lexxus and eKaire as of December 31.

	Year Ended December 31,
	2003	2004	2005
United States	5,295	8,876	7,309
Canada	1,793	4,020	4,662

North America	7,088	12,896	11,971

Hong Kong	28,971	63,114	86,661
Taiwan	2,323	2,533	2,873

Greater China	31,294	65,647	89,534

Singapore	797	735	527
Philippines	1,139	2,799	341

Southeast Asia	1,936	3,534	868

Australia	214	374	710
New Zealand	34	32	75

Australia/NZ	248	406	785

Russia and Eastern Europe[1]	26,775	40,727	52,679
South Korea	3,510	4,780	6,257
Latin America	192	87	1,456
Central Europe	—	891	1,895
Japan	—	848	5,947
India	883	25	—

Total Lexxus distributors	71,916	129,841	171,392
Less KGC[1]	(26,775)	(40,727)	(52,679)

Total Lexxus distributors without KGC	45,151	89,114	118,713
eKaire	4,671	3,656	3,008

Total distributors	49,822	92,770	121,721

     We devoted much time and resources to pursue opening the Japanese, Mexican and Chinese markets in 2005. We commenced revenue generation in Mexico and Japan in the fourth quarter of 2005. We have submitted an application for a direct selling license in China in December 2005.
     To become a Lexxus or eKaire distributor, a prospective distributor must agree to the terms and conditions of our distributor agreement (posted on our respective Lexxus or eKaire website). Lexxus distributors generally pay a nominal $100 annual enrollment fee. The distributor agreement sets forth our policies and procedures, and we may elect to terminate a distributor for non-compliance.

[1]	The Company will no longer consolidate the operating results of KGC for periods beginning after December 31, 2005 as it sold its 51% equity interest to Bannks Foundation effective December 31, 2005.

     We pay commissions to eligible Lexxus distributors based on sales by such distributors’ down-line distributors during a given commission period. To be eligible to receive commissions, distributors in some countries may be required to make nominal monthly purchases of products. We believe that the uniqueness and efficacy of our Lexxus products, combined with a high commission rate, creates a highly desirable business opportunity and work environment for our Lexxus distributors. See “– Working with Distributors.”
     Distributors generally place orders through their own Internet page and pay by credit card prior to shipment. Accordingly, we carry minimal accounts receivable and credit losses are historically minimal.
     We regularly sponsor promotional meetings and participate in motivational training events in key cities around the world for Lexxus distributors. These events are designed to inform prospective and existing distributors about both existing and new product lines as well as selling techniques. Distributors typically share their direct selling experiences, their individual selling styles and their recruiting methods at these promotional or training events. Prospective distributors are educated about the structure, dynamics and benefits of the direct selling industry. We are continually developing or updating our marketing strategies and programs to motivate our distributors. These programs are designed to increase distributors’ monthly product sales and the recruiting of new distributors in their down-lines.
Management Information Systems
     The Lexxus business uses our proprietary web-based MarketVision system to process orders and to communicate volume and commissions to distributors. KGC, a majority owned subsidiary until December 31, 2005, used a third-party service provider, Septuor Consulting, and its software for functionalities similar to those provided by MarketVision (see “– Recent Developments”). The Kaire business uses a third-party software package, Infotrax, to calculate commissions and provide each independent distributor with a detailed monthly accounting of all sales and recruiting activity. These statements eliminate the need for substantial record keeping on behalf of the distributor.
     Other than MarketVision, the Company has not automated and integrated other critical business processes such as inventory management and accounting. The Company began automating the financial reporting processes with Oracle’s E-Business Suite in the fourth quarter of 2005 and expects to continue this process for the first half of 2006.
Corporate History
     The Company’s current business can be traced back to Kaire Neutraceutical Inc., a privately owned Colorado company involved in direct selling. Mr. Mark Woodburn was engaged by its investors as an advisor and subsequently became the President in 1999. Mr. Woodburn engaged Mr. Terry LaCore as a direct selling consultant to turn around the struggling business. Mr. Woodburn assisted with its acquisition of the Company, which was an inactive publicly traded entity originally incorporated in Florida in 1988, and reverse-merged Kaire Neutraceutical Inc. into the Company in 1999. In 2000, Kaire Neutraceutical Inc. was sold to certain private investors. Also in 2000, the Company was relocated to Dallas, Texas.
     In January 2001, the Company with certain minority investors launched the Lexxus business in the U.S. The move was followed by a string of international expansions of the Lexxus business that significantly fueled the growth of the Company. On March 31, 2004, the Company acquired MarketVision Communications Corp. (“MarketVision”), the exclusive provider of the direct selling software used by our Lexxus businesses around the world since mid-2001. Effective June 29, 2005, the Company changed its state of incorporation from Florida to Delaware.

Geographic Locations
     The Company operates in 15 countries. The Company’s business is generally organized along geographic lines within the two different brands:
•	Lexxus has active physical presence in the following markets:
o	North America (United States and Canada)

o	Greater China (Hong Kong, Macau, Taiwan and China) and Southeast Asia (Singapore, the Philippines and Indonesia)

o	Australia and New Zealand

o	South Korea

o	Japan

o	Latin America (primarily Mexico)

o	Slovenia
•	eKaire has active physical presence in the following markets:
o	North America (United States and Canada)

o	Australia and New Zealand
•	Natural Health Trends Corp. is headquartered and mainly staffed in Dallas, Texas.

•	MarketVision is staffed in Minneapolis, Minnesota.

•	Until December 31, 2005, the Company owned a 51% interest in KGC, which has a physical presence in Russia and Eastern Europe.
     See “Item 2. – Properties” for specific locations of our facilities.
Employees
     At December 31, 2005, the combined total number of world-wide employees for our company was 222, of which the United States had 54 employees, Cayman Islands 1, Canada 11, Hong Kong and China 73, Taiwan 26, the Philippines 1, Singapore 4, Indonesia 5, South Korea 17, Mexico 9, Japan 15, and Australia 6. The number of employees is expected to increase in the coming year, especially in China, where we anticipate using employees rather than independent distributors to market and sell our products.
Seasonality
     Our revenue has generally not been impacted by seasonality on any significant basis. From quarter to quarter, the Company is somewhat impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a small negative impact on that quarter. We believe that direct selling in the United States and Europe is also generally negatively impacted during the month of August, which is in our third quarter, when many individuals, including our distributors, traditionally take time off for vacations.
Intellectual Property
     Most of the Lexxus and eKaire products are packaged under a “private label” arrangement. We have applied for trademark registration for names, logos and various product names in several countries into which Lexxus and eKaire are doing business or considering expanding into. We currently have three trademark registrations in the United States. Our registered trademarks expire or become renewable in 2007 and 2008, and we rely on common law trademark rights to protect our unregistered trademarks. These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used, provided, however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark within that geographic area.
     In November 2001, the inventor of our Alura® product, from whom we have a license to distribute Alura®, was awarded a patent for the formulation of that product.
     As a result of a settlement agreement with Toyota Motor Sales, U.S.A. (see “Item 3. – Legal Proceedings”), it is anticipated that, by June 1, 2006, the Company will change the name of Lexxus International to NHT Global, Inc. and the terms “Lexxus” and “Lexxus International” will be replaced in all other uses by the Company and its subsidiaries by the terms “NHT Global” or a variation that includes “ NHT” or “Natural Health Trends”. In connection with this name change, the Company anticipates applying for registration of rights in these names and related marks in various of the countries in which we do business.
     In 2005, the Company implemented a foreign holding and operating company structure for our non-United States businesses, which involved the division of our United States and non-United States operations. As part of implementing this structure, the Company and some of its United States subsidiaries granted an exclusive license to some of the Company’s non-United States subsidiaries to use outside of the United States all of their intangible property, including trademarks, trade secrets and other proprietary information. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Insurance
     The Company currently carries general liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate as well as customary cargo and other insurance coverage, including coverage for international subsidiaries. We do not carry product liability insurance, but may be covered by the insurance maintained by our principal suppliers. There can be no assurance, however, that product liability insurance would be available, and if available, that it would be sufficient to cover potential claims or that an adequate level of coverage would be available in the future at a reasonable cost, if at all. A successful product liability claim could have a material adverse effect on our business, financial condition and results of operations. In November 2004, Dorothy Porter filed a complaint against the Company for strict liability, breach of warranty and negligence in the U.S. District Court for the Southern District of Illinois, alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Neutraceutical Inc., a former subsidiary of the Company (see “Item 3. – Legal Proceedings”).
Working with Distributors
Sponsorship
     Sponsoring of new distributors creates multiple levels in the direct-selling structure of Lexxus. The persons that a distributor sponsors within the network are referred to as “sponsored” distributors. Persons newly recruited are assigned by distributors into network positions that can be “under” other distributors, thus they can be called “down-line” distributors. If down-line distributors also sponsor new distributors, they create additional levels within the structure, but their down-line distributors remain in the same down-line network as their original sponsoring distributor.
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
     Distributors are not required to sponsor other distributors as their down-line, and we do not pay any commissions for sponsoring new distributors. However, because of the financial incentives provided to those who succeed in building a distributor network that consumes and resells products, we believe that many of our distributors attempt, with varying degrees of effort and success, to sponsor additional distributors. Because they are seeking new opportunities for income, people are often attracted to become distributors after using our products or after attending introductory seminars. Once a person becomes a distributor, he or she is able to purchase products directly from us at wholesale prices via the Internet. The distributor is also entitled to sponsor other distributors in order to build a network of distributors and product users.

Compensation Plans
     Lexxus employs what is commonly referred to as a binary compensation plan. We believe that one of our key competitive advantages within the direct selling industry is our compensation plan for Lexxus distributors. Under the Lexxus compensation plan, distributors are paid weekly commissions in the distributor’s home country, in their local currency, for product sold by that distributor’s down-line distributor network across all geographic markets. Distributors are not paid commissions on purchases or sales of our products made directly by them, but instead earn a spread between the wholesale price to the distributor and the retail price received by the distributor. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to do business.
     Currently, there are two fundamental ways in which Lexxus distributors can earn income:
•	Through retail markups on sales of products purchased by distributors at wholesale prices; and

•	Through a series of commissions paid on product purchases made by their down-line distributors.
     Each of our products carries a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, commissions may be limited to 60% of sales. In some markets, commissions may be further limited. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
Distributor Support
     We are committed to providing a high level of support services tailored to the needs of our distributors in each marketplace we are serving. We attempt to meet the needs and build the loyalty of distributors by providing personalized distributor services and by maintaining a generous product return policy (see “– Product Warranties and Returns”). Because many of our distributors are working on a part-time basis and have only a limited number of hours each week to concentrate on their business, we believe that maximizing a distributor’s efforts by providing effective distributor support has been, and could continue to be, important to our success.
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
     Internet. We maintain our main website at www.naturalhealthtrendscorp.com. On this website, the user can read company news, learn more about various products, sign up to be a distributor, place orders, and track the fulfillment and delivery of their order.
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
Technology and Internet Initiatives
     We believe that the Internet has become increasingly important to our business as more consumers communicate online and purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our distributors to take advantage of the Internet. Substantially all of our sales have occurred via the Internet. eKaire has a personalized website for its distributors to purchase products via the Internet. Lexxus offers a global web page that allows a distributor to have a personalized website through which he or she can sell products in all of the countries in which we do business. Links to these websites can be found at our main website at www.naturalhealthtrendscorp.com. The information provided on these websites should not be considered part of this report.
Rules Affecting Distributors
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
     Our compliance department reviews reports of alleged distributor misbehavior. If we determine that a distributor has violated our distributor policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the distributorship, fines, withholding commissions, until specified conditions are satisfied or other appropriate injunctive relief. Our distributors are independent contractors, not employees, and may act independently of us. Further, our distributors may resign or terminate their distributorship at any time without notice. See “Item 1A – Risk Factors – Although Our Distributors Are Independent Contractors, Improper Distributor Actions That Violate Laws or Regulations Could Harm Our Business.”
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
     The laws and regulations governing direct selling are modified from time to time to address concern of regulators. For example, in South Korea, regulations were adopted that, among other things, restrict direct selling marketing companies from imposing certain personal sales quota to obtain or maintain distributorship or favorable compensation rates, modify product return requirements so that product must be returned within a shorter period of time, and require the companies to show sufficient insurance or guarantee to reimburse customers and/or distributors for cancelled or unfilled orders. We have had to make some modifications to our compensation plan and policies in order to be in compliance with all of these rules.
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
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura® product. The customs agency alleges that Alura® is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. This allegation prevailed in a Seoul district court ruling in February 2005. In the verdict, the Company was fined and prohibited from marketing Alura®. The Company is currently appealing against the Seoul district court ruling. See “Item 3. – Legal Proceedings.”
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
Product Warranties and Returns
     The Lexxus refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. Our return policies have conformed to local laws or the recommendation of the local direct selling association. In most cases, distributors who timely return unopened product that is in resalable condition may receive a refund. The amount of the refund may be dependent on the country in which the sale occurred, the timeliness of the return, and any applicable re-stocking fee. Lexxus must be notified of the return in writing and such written requests would be considered a termination notice of the distributorship.
     From time to time, we alter our return policy in response to special circumstances. For example, in April 2004, an investigative television program was aired in the People’s Republic of China with respect to the operations of the Company’s Hong Kong subsidiary and the Lexxus representative office located in Beijing. The television program made allegations that Lexxus’s Hong Kong operations engaged in fraudulent activities and sold products without proper permits. In order to address the concerns of many independent distributors, Lexxus extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund. In October 2004, this special extended product return policy expired.
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
     Lexxus distributors are compensated for sales generated by distributors they recruited and all subsequent distributors recruited by their “down-line” network of distributors. The experience of the direct selling industry has been that once a sizeable network of distributors is established, new and alternative products and services can be offered to those distributors for sale to consumers and additional distributors. The successful introduction of new products can dramatically increase sales and profits for both distributors and the direct selling marketing organization.

     Approximately 55 million individuals are now involved in direct selling worldwide and those involved in direct selling generate approximately $96 billion in annual sales around the world.

			Sales per
	Retail Sales	Number of Distributors	Distributor
	(In Millions)	(In Thousands)
United States	$29,900	13,600	$2,199
Japan	23,000	2,000	11,500
South Korea	8,030	4,650	1,727
Brazil	3,921	1,539	2,548
Mexico	3,346	1,850	1,809
United Kingdom	3,032	520	5,831
Italy	2,979	272	10,952
Germany	2,875	206	13,956
Taiwan	2,000	3,877	516
France	1,718	170	10,106
Russia	1,268	2,305	550
Malaysia	1,400	3,000	467
Australia	1,083	700	1,547
Canada	1,000	898	1,114
Thailand	880	4,100	215
Argentina	662	683	969
Poland	644	585	1,101
Indonesia	625	5,427	115
Spain	623	136	4,581
Colombia	583	650	897
Other	6,308	7,798	809

Total	$95,877	54,966	1,744

Source: World Federation of Direct Selling Associations (www.wfdsa.org) as of March 8, 2006
Competition
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

Item 1A. RISK FACTORS
Risks Related to Our Business
As A Network Marketing Company, We Rely On An Independent Sales Force and We Do Not Have Direct Control Over The Marketing Of Our Products.
     We rely on non-employee, independent distributors to market and sell our products. We have a large number of distributors and a relatively small corporate staff to implement our marketing programs and to provide motivational support and training to our distributors. Directors may voluntarily terminate their agreements with us at any time, and there is typically significant turnover in our distributors from year to year. We anticipate using employees rather than independent distributors to market and sell our products in China.
Since We Cannot Exert The Same Level Of Influence Or Control Over Our Independent Distributors As We Could Were They Our Own Employees, Our Distributors Could Fail To Comply With Our Distributor Policies and Procedures, Which Could Result in Claims Against Us That Could Harm Our Financial Condition and Operating Results.
     Our distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if distributors were our own employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures. Extensive federal, state and local laws regulate our business, our products and our network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with the Company’s trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status given the size and diversity of our distributor force, we experience problems with distributors from time to time, especially with respect to our distributors in foreign markets. Distributors often desire to enter a market, before we have received approval to do business, to gain an advantage in the marketplace. Improper distributor activity in new geographic markets could result in adverse publicity and can be particularly harmful to our ability to ultimately enter these markets. Violations by our distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired.
Loss Of Key Personnel Could Adversely Affect Our Business.
     Our future success depends to a significant degree on the skills, experience and efforts of our top management. In November 2005, the Company terminated the top two employees, Mark D. Woodburn, formerly the President, and Terry A. LaCore, formerly the Chief Executive Officer of Lexxus U.S., due to misconduct (see “Item 1. – Recent Developments”). The loss of the services of these two individuals could have a material adverse effect on our business, results of operations and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. We currently have an interim Chief Executive Officer, and the failure to identify and hire a permanent replacement, or the loss of one or more of our other executive officers or members of our senior management could have a material adverse effect on our business, results of operations and financial condition.
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

Claims May Arise Against the Company From Unknown Oral Agreements and Misconduct of Former Officers and Directors.
     We continue to investigate oral agreements and misconduct by Mr. Mark Woodburn, a former director and the former President of the Company, and Mr. Terry LaCore, a former director of the Company and the former Chief Executive Officer of the Company’s subsidiary, Lexxus U.S. See “Item 1. – Recent Developments” and “Item 3. – Legal Proceedings.” There can be no assurance that all such oral agreements and misconduct have been discovered. Additional discoveries could lead to claims and proceedings against the Company, its subsidiaries and their officers and directors. We are not aware that the Company is the target of any governmental investigation or proceeding. However, if it is determined that any conduct by Messrs. Woodburn and LaCore violated any law, there can be no assurance that the Company or one or more of its subsidiaries would not be subjected to prosecution or adverse proceedings. Any such claims, prosecutions or other proceedings and the cost of their defense could have a material adverse impact on the reputation, business and financial condition of the Company.
Adverse Publicity Associated With Our Products, Ingredients or Network Marketing Program, or Those of Similar Companies, Could Harm Our Financial Condition and Operating Results.
     Adverse publicity concerning any actual or claimed failure of our Company or our distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain distributors, which would negatively impact our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.
     In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by national media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.
     Network marketing systems such as ours are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, and results of operations. Further we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries, or be forced to alter our compensation plan.
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
If The Number Or Productivity Of Independent Distributors Does Not Increase, Our Revenue Could Not Increase.
     To increase revenue, we must increase the number and/or the productivity of our distributors. We can provide no assurances that distributor numbers could increase or remain constant or that their productivity could increase. We experienced a 33% increase in active Lexxus distributors during 2005, following a 97% increase in active distributors in 2004 compared to the prior years (excluding

KGC). The number of active distributors may not increase and could decline in the future. Distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among distributors from year to year. We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.
Because Our Hong Kong Operations Account For A Majority Of Our Business, Any Adverse Changes In Our Business Operations In Hong Kong Would Materially Harm Our Business.
     In 2003, 2004 and 2005, approximately 49%, 56% and 62% of our revenue, respectively, was generated in Hong Kong. It is anticipated that a higher percentage of our revenue will be generated from Hong Kong in 2006 due to the sales of our interest in KGC in December 2005. Various factors could harm our business in Hong Kong, such as worsening economic conditions or other events that are out of our control. For example, on April 12, 2004, an investigative television program was aired in the People’s Republic of China with respect to the operations of the Company’s Hong Kong subsidiary and the Lexxus representative office located in Beijing. The television program alleged that Lexxus’s Hong Kong operations engaged in fraudulent activities and sold products without proper permits. Due to the adverse publicity caused by the airing of the television program, revenues from Hong Kong declined significantly. Our financial results could be harmed if our products, business opportunity or planned growth initiatives fail to retain and generate continued interest and enthusiasm among our distributors and consumers in this market.
Our Proposed Operations in China Could Have An Adverse Effect on Our Hong Kong Revenue.
     Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. Once we have implemented our proposed operations in China it is possible that sales in Hong Kong could migrate to China. If that were to happen, we could experience a material reduction in sales from Hong Kong.
Our Business In Hong Kong, Which Represented 62% Of Our Revenue in 2005, May Be Harmed By The Results Of Increased Government Scrutiny of Our Current and Proposed Operations in China.
     Since 1998, direct selling has been restricted in China to ten companies that have an approval that the Company does not currently have. In November 2005, the Chinese government adopted an anti-multilevel marketing legislation ahead of its December 2005 adoption of legislation to legalize direct selling. The government has rigorously monitored multi-level marketing activities and enforced these laws. In the past, the government has taken significant actions against companies that the government found in violation of applicable laws. Governmental actions included shutting down their businesses and arresting alleged perpetrators. Consequently, a few of our direct selling peer companies have modified their business models and started selling to Chinese consumers through owned, leased or franchised retail outlets. We have not implemented our direct sales model in China. We intend to follow the path of some of our competitors and implement a business model that utilizes retail stores and an employee sales force that we believe will comply with applicable regulations. However, currently the Company is generating revenue from its members in China in a manner that, while the Company does not believe violates the anti-multilevel marketing legislation in China, could be deemed by the Chinese government to violate such legislation.
We Could Be Required To Modify Our Compensation Plan In China In A Way That Could Make It Less Attractive To Members, And This Could Have A Significant Adverse Affect On Our Revenue.
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
The Company’s E-Commerce Business In Hong Kong, Which Represents A Significant Portion Of The Company’s Total Revenue, Could Be Adversely Affected By The Activities Of The Members In China, If Members In China Engage In Activities That Are Deemed To Violate China’s Anti-Multilevel Marketing Laws.
     While the Company has strictly forbidden any of its members in China to engage in activities that violate China’s anti-multilevel marketing laws, some of our members in China have engaged in such activities. In Dongguan, four of our members were detained for questioning in October 2005 with regard to possible violation of Chinese law regarding the maximum number of people who can attend a meeting as well as possible improper network marketing business activity. Charges were never filed and all individuals were released. In April, 2006, a media report indicated that someone was detained by Public Security in Changsha for investigation of similar allegations. The Company has not been able to determine if the individual in question is, in fact, a member and whether or not any laws were actually broken. Initial inquiries made by retained Chinese counsel indicate that no one is still being detained or has been charged. Reviews and investigations of such activities by government regulators, if any are commenced, could restrict our ability to conduct business.
     Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. The Company operates an e-commerce direct selling model in Hong Kong and does not recognize this revenue as being generated in China. Orders are taken in Hong Kong. Commissions are earned by members in China based on the same binary model used by the Company throughout the world and are recorded and paid in Hong Kong and denominated in Hong Kong Dollars. Commission incomes are declared to the tax authorities in Hong Kong. Members who order the products register themselves with a Hong Kong address and tax ID number. None of the servers on which the Company’s Hong Kong e-commerce activities are conducted are located in China. Products purchased by members in China are delivered by the Company to a third party that acts as the importer of record under an agreement to pay applicable duties. From April 2005 through December 2005, the importer of record was a related party (see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
     The Company believes that the laws and regulations in China regarding direct selling and multi-level marketing are not specifically applicable to the Company’s Hong Kong based e-commerce activity. Nor is the Company aware of any specific laws or regulations in China, or any official interpretation thereof, that govern this Hong Kong centered e-commerce activity. However, there can be no assurance that such laws, regulations or interpretations will not be adopted in the future. Should such laws, rules or interpretations be adopted or should the government determine that the Company’s e-commerce activity violates China’s anti-multilevel marketing legislation, there could be a material adverse effect on the Company’s business, cash flow and financial statements. There is no way the Company can estimate the effect of such an adverse effect.
     Although we would attempt to work closely with both national and local governmental agencies in implementing our plans, our efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of anti-multi-level marketing legislation and any subjective interpretation of laws. Any determination that our operations or activities, or the activities of our employee sales representatives, distributors living outside of China or importers of record are not in compliance with applicable regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our future ability to obtain business license or expand into new locations, substantially diminishing our ability to retain existing sales representatives and attract new sales representatives, changes to our business model, the termination of required licenses to conduct business, or other actions, all of which would harm our business.
If We Fail To Obtain a Direct Selling License in China, Our Future Business Could Be Harmed.
     The Chinese government has adopted new direct selling legislation as of December 1, 2005. The Company has submitted an application for a direct selling license in December 2005. The Company thinks it met all of the legal requirements, including capitalizing our Chinese entity with a $12.0 million cash infusion, but there can be no assurance that a license will be granted. Although we currently do not operate a direct selling business in China, our future business could be harmed if the Chinese government turns down our application or significantly defers granting a direct selling license.
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
Failure to Properly Pay Business Taxes, Including Those in China, Could Have a Material Adverse Effect.
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
An Increase In The Amount Of Compensation Paid To Distributors Would Reduce Profitability.
     A significant expense is the payment of compensation to our distributors. We paid approximately 44%, 51% and 52% in 2003, 2004 and 2005, respectively, of our net revenues as compensation to our distributors. The increase is due to the growth of the distributor network and number of down-line levels, an elevated level of promotions, local promotional programs and various business development agreements. We compensate our distributors by paying commissions, bonuses, and certain awards and prizes. We closely monitor the amount of compensation to distributors paid as a percentage of net sales and may need to adjust our compensation plan to prevent distributor compensation from having a significant adverse effect on earnings. There can be no assurance that these changes or future changes to our compensation plan or product pricing would be successful in maintaining the level of distributor compensation expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated distributors. An increase in compensation payments to distributors as a percentage of net sales will reduce our profitability. Under our current compensation plan, commissions may be limited to 60% of sales. See “Item 1. – Working with Distributors – Compensation Plans.”
There May be Unfavorable Reactions to or Challenges to Our Use the New Name We Have Selected for our Lexxus Subsidiaries, Internet Sites and Certain Products.
     In connection with the settlement of a lawsuit, the Company is obligated to change the name of its Lexxus subsidiaries, websites and certain products (see “Item 3. – Legal Proceedings”). It is anticipated that, by June 1, 2006, the Company will change the name of Lexxus International to NHT Global, Inc. and the terms “Lexxus” and “Lexxus International” will be replaced in all other uses by the Company and its subsidiaries by the terms “NHT Global” or a variation that includes “NHT” or “Natural Health Trends”. The financial condition of the Company could be materially affected by unfavorable reaction of distributors and customers to these new names or by claims of prior rights to these names in one or more countries.
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
     Especially since we do not have direct product liability insurance, it is possible that product liability claims and the resulting adverse publicity could negatively affect our business. In November 2004, Dorothy Porter filed a complaint against the Company for strict liability, breach of warranty and negligence in the U.S. District Court for the Southern District of Illinois, alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceuticals, Inc., a former subsidiary of the Company. See “Item 3. – Legal Proceedings”.
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
Our Internal Controls and Accounting Methods Require Further Modification.
     The Company modified certain of its accounting policies and made other adjustments to our accounting for past transactions, which resulted in the restatement of the Company’s financial statements for each quarter in 2001, 2002, and 2003, for the years ended December 31, 2001, 2002, and 2003, as well as the first quarter in 2004. In connection with the restatement of our financial statements, many of the restatement items are the result of material weaknesses in the Company’s internal controls and procedures. Also, in October 2005, the Company’s top two officers at the time, Mark Woodburn and Terry LaCore, the President of the Company and the Chief Executive Officer of Lexxus U.S., respectively, were terminated due to management misconduct.
     The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance on a timely basis in the foreseeable future. Nevertheless, we continue to have material weaknesses (see “Item 9A – Controls and Procedures”). If we are unable to development and implement effective controls and procedures, we may not be able to report our financial performance on a timely basis and our business and stock price would be adversely affected. See “Item 9A. – Controls and Procedures.”
Non-Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Materially Adversely Affect Us.
     The Securities Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which could require us to include in our annual reports on Form 10-K, beginning in fiscal 2007, an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of such internal controls over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act, if our independent auditors are not satisfied with the adequacy of our internal controls over financial reporting, or if the independent auditors interpret the requirements, rules and/or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock.
We Rely On And Are Subject To Risks Associated With Our Reliance Upon Information Technology Systems.
     Our success is dependent on the accuracy, reliability, and proper use of information processing systems and management information technology. Our information technology systems are designed and selected to facilitate order entry and customer billing, maintain distributor records, accurately track purchases and distributor compensation payments, manage accounting operations, generate reports, and provide customer service and technical support. Although we acquired MarketVision—our distributor software service provider—during the first half of 2004, in part, to gain greater control over its operations, any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.
Our Lexxus Subsidiaries Have a Limited Operating History Which May Not be Indicative of Future Performance.
     Although our Lexxus subsidiaries accounted for approximately 99% of our consolidated net revenues during fiscal 2005, it has been operating only since January 2001.
     Our business prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving international markets. If we are unable to effectively allocate our resources and help grow our Lexxus subsidiaries, our stock price may be adversely affected and we may be unable to execute our strategy of expanding our network of independent distributors. Our business depends upon the performance of our Lexxus subsidiaries and, due to its relatively short operating history, past performance may not be indicative of future results.
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

     We have adopted transfer pricing agreements with our subsidiaries to regulate inter-company transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of distributor compensation. In 2005, we implemented a foreign holding and operating company structure for our non-United States businesses. This new structure re-organized our non-United States subsidiaries in the Cayman Islands. Though our goal is to improve the overall tax rate, there is no assurance that the new tax structure could be successful. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements, plans, or arrangements, or require changes in our transfer pricing practices, we could be required to pay higher taxes, interest and penalties, and our earnings would be adversely affected.
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
Other Regulations
     We are also subject to a variety of other regulations in various foreign markets, including regulations pertaining to employment and severance pay requirements, import/export regulations and antitrust issues. Our failure to comply or assertions that we fail to comply with these regulations could have a material adverse effect on our business in a particular market or in general.
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
Currency Exchange Rate Fluctuations Could Lower Our Revenue And Net Income.
     In 2005, approximately 92% of our revenue was recorded in markets outside the United States. However, that figure does not accurately reflect our foreign currency exposure mainly because the Hong Kong dollar is pegged to the U.S. dollar. Our European business, KGC, switched to euro for both selling products and paying commissions at the end of 2004 but has been divested and thus no longer consolidated with the Company in 2006. We also purchase all inventories in U.S. dollars. Therefore, our currency exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar and Australia dollar, represented approximately 12% of our revenue in 2005, excluding KGC.
     Our exposure to foreign currency fluctuation is expected to increase, as the Company progresses in developing Japanese and Mexican markets.
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
System Failures Could Harm Our Business.
     Because of our diverse geographic operations and our internationally applicable distributor compensation plans, our business is highly dependent on efficiently functioning information technology systems provided by MarketVision. The MarketVision systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures, computer viruses and worms, software defects and other events. They are also subject to break-ins, sabotage, acts of vandalism and similar misconduct. Despite precautions implemented by the staff of MarketVision, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.
Limited Product Line.
     The Company offers a limited number of products under its Lexxus brand (see “Item 1. – Our Principal Products”). Our Premium Noni Juice™, Skindulgence®, Alura® and La Vie™ products each account for a significant portion of our total sales and, together, account for a significant majority of our total sales. If demand for any of these four products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products, or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations could be materially and adversely effected.
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
Risks Related To Our Common Stock
Disappointing Quarterly Revenue Or Operating Results Could Cause The Price Of Our Common Stock To Fall.
     Our quarterly revenue and operating results are difficult to predict and do fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially.
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
Substantial Dilution May Occur From The Exercise of Outstanding Options or Warrants
     As of December 31, 2005, the Company had outstanding (i) options to purchase an aggregate of 1,922,124 shares of our common stock at exercise prices between $1.00 and $18.11, and (ii) warrants outstanding from the October 2004 private placement of units exercisable for 1,080,504 shares of our common stock at an exercise price equal to $12.47 per share. In the event that these options and warrants are exercised, and the shares issued upon such exercise are sold, the market price of our shares of common stock could decline. In addition, holders of such options and warrants are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable to the Company than those provided by the options and warrants. Further, while our options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital.
     Moreover, on February 10, 2006, the Company entered into an Escrow Agreement (the “Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, an affiliate of Woodburn and LaCore, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Agreement, (i) the Company agreed to issue and deposit with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Woodburn and LaCore deposited with the Agent $1,206,000 in immediately available funds (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issuable upon the cashless exercise of certain options issued in 2001 and 2002 to LaCore and the LaCore and Woodburn Partnership exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
     The Escrowed Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Agent upon receipt from the Agent of an irrevocable proxy (the “Proxy”) to the Company to vote the Escrowed Shares on all matters presented at meetings of stockholders or any written consent executed in lieu thereof. The parties have agreed that the Agent will hold the Escrowed Shares and the Cash Deposit until it receives (i) joint written instructions from the Company, Woodburn and LaCore, or (ii) a final non-appealable order from a court of competent jurisdiction. Each of the Company and Woodburn and LaCore has further agreed that all current and future rights, claims, defenses and causes of actions they have or may have against each other are preserved. If the Escrowed Shares are released to Woodburn and LaCore or sold to a third party, the market price of our shares of common stock could decline.

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
There is No Assurance That an Active Public Trading Market Would Continue.
     The Company’s common stock is not heavily traded. The Company’s common stock began trading on The NASDAQ National Market under the ticker symbol “BHIP” only since February 22, 2005. There can be no assurance that an active public trading market for our common stock will be sustained. If for any reason an active public trading market does not continue, purchasers of the shares of our common stock may have difficulty in selling their securities should they desire to do so and the price of our common stock may decline.
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
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2. PROPERTIES
     The Company leases approximately 53,375 square feet in Dallas, Texas for its headquarters and warehouse space. The warehouse primarily stores products that are bound for international markets. The Company’s subsidiary, MarketVision, leases office space in Minnesota for its employees.
     Outside the United States, we have operations in leased sites in Hong Kong, China, Japan, Taiwan, Singapore, South Korea, the Philippines, Australia, Mexico, the Cayman Islands and Canada. We also lease a manufacturing facility in China for assembly operations. We believe that our existing properties are in good condition and suitable for the conduct of our business.
Item 3. LEGAL PROCEEDINGS
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 1, 2005, the Company held its annual meeting of shareholders. At the meeting, the shareholders (i) approved the re-election of the Company’s five directors to the Board of Directors of the Company, (ii) ratified the appointment of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005, and (iii) approved certain amendments to the Company’s 2002 Stock Option Plan. The fourth proposal presented at the annual meeting which addressed the reincorporation of the Company in the State of Delaware was adjourned until June 24, 2005. At that time, the Company’s reincorporation in the State of Delaware was approved by holders of a majority of the Company’s shares of common stock outstanding. On June 29, 2005, the Company re-incorporated in the State of Delaware.

Part II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock has been quoted on The NASDAQ National Market under the symbol “BHIP” since February 22, 2005. Prior to that time, our common stock was quoted on the NASD over-the-counter bulletin board under the symbol “NHTC” and subsequently “NHLC.OB”.
     The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported on the NASD over-the-counter bulletin board and The NASDAQ National Market. Bid quotations as reported on the NASD over-the-counter bulletin board reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

Quarter Ended:	High	Low
March 31, 2004	$21.10	$10.80
June 30, 2004	25.75	11.40
September 30, 2004	18.60	11.99
December 31, 2004	12.70	9.15

March 31, 2005	$18.89	$11.00
June 30, 2005	15.00	11.12
September 30, 2005	17.07	12.66
December 31, 2005	16.00	8.27
     At April 28, 2006, there were approximately 420 stockholders of record, and the closing price of our common stock was $5.99 per share. We estimate that as of such date there were approximately 3,250 beneficial holders of our common stock.
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
Dividend Policy
     We have never declared or paid any cash dividend on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any dividends in the foreseeable future. Payment of any future dividends will be at the direction of our Board of Directors.

Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 with respect to the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).

	Number of Securities		Weighted-Average	Number of Securities Remaining
	to be Issued Upon		Exercise Price of	Available for Future Issuance
	Exercise of		Outstanding	Under Equity Compensation
	Outstanding Options,		Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights		and Rights	Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	592,124		$14.41	957,876	[1]
Equity compensation plans or arrangements not approved by security holders	1,330,000	[2]	$1.06	—

Total	1,922,124		$5.17	957,876

[1]	On June 1, 2005, an amendment was approved which increased the number of shares of common stock reserved under the 2002 Stock Option Plan to 1,550,000 shares.

[2]	Includes (i) options exercisable for 570,000 shares of common stock issued to the LaCore and Woodburn Partnership, (ii) options exercisable for 570,000 shares of common stock issued to Mr. LaCore, (iii) options exercisable for 30,000 shares of common stock issued to Benchmark Consulting Group (which was subsequently assigned to the LaCore and Woodburn Partnership), (iv) options exercisable for 30,000 shares of common stock issued to Mr. LaCore, (v) options exercisable for 125,000 shares of common stock issued to certain employees and members of the Company’s board of directors, and (vi) options exercisable for 5,000 shares of common stock issued to an unrelated party. See “Item 1. – Recent Developments” regarding the exercise of stock options issued to the LaCore and Woodburn Partnership and to Mr. LaCore.

Item 6. SELECTED FINANCIAL DATA
     The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Net sales	$22,989	$36,968	$62,576	$133,225	$194,472
Gross profit	17,691	29,216	48,900	103,904	149,726
Distributor commissions	12,449	16,834	27,555	68,579	101,021
Selling, general and administrative expenses	5,187	10,710	15,770	33,102	49,000
Provision for KGC receivable	—	—	—	—	2,759
Income (loss) from operations	(65)	238	5,575	2,223	(3,054)
Net income (loss)	466	2,139	4,728	1,241	(5,502)

Diluted income (loss) from continuing operations per share[1]:	$(0.98)	$(0.11)	$0.83	$0.18	$(0.79)
Diluted weighted-average number of shares outstanding[1]:	1,342	3,118	5,688	6,822	6,934

Consolidated Balance Sheet Data (at end of period)[2]:
Cash and cash equivalents	$324	$3,864	$11,133	$22,324	$18,470
Working capital	(4,858)	(1,187)	2,889	17,519	11,296
Total assets	3,075	10,319	20,340	62,105	63,315
Total debt	1,021	684	199	818	109
Total stockholders’ equity (deficit)	(4,370)	(398)	4,824	37,029	36,536

[1]	All share and earnings per share data gives effect to a 1-for-100 reverse stock split, which took effect in March 2003.

[2]	The Company sold its 51% equity interest in KGC effective December 31, 2005. As a result, its balance sheet was not included in the Company’s consolidated financial statements at December 31, 2005.

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
     Had KGC not been reflected in results from operations, the Company’s 2005 statement of operations would have reflected the following (in thousands):

	Actual	As Adjusted
Net sales	$194,472	$160,214
Gross profit	149,726	123,171
Distributor commissions	101,021	85,388
Loss from operations	(3,054)	(2,301)
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
     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at December 31, 2005 was approximately $12.4 million. Inventory write-downs for years 2003 and 2004 were not significant. The Company recorded a reserve for obsolete inventory of approximately $534,000 in 2005 primarily related to coffee pods used in the Gourmet Coffee Café coffee machines.
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

Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
Net sales	100%	100%	100%
Cost of sales	21.9	22.0	23.0

Gross profit	78.1	78.0	77.0
Operating expenses:
Distributor commissions	44.0	51.5	51.9
Selling, general and administrative expenses	25.2	24.8	25.2
Provision for KGC receivable	—	—	1.4

Total operating expenses	69.2	76.3	78.5

Income (loss) from operations	8.9	1.7	(1.5)
Other income (expense)	—	0.1	(0.5)

Income (loss) before income taxes and minority interest	8.9	1.8	(2.0)
Income tax provision	(1.4)	(0.5)	(0.8)
Minority interest	—	(0.4)	—

Net income (loss)	7.5%	0.9%	(2.8)%

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
     Cost of Sales. Cost of sales was approximately $44.7 million or 23.0% of net sales for the twelve months ended December 31, 2005 compared with approximately $29.3 million or 22.0% of net sales for the twelve months ended December 31, 2004. This increase of approximately $15.4 million or 52.6% was primarily driven by increased sales. Cost of sales as a percentage of net sales was up approximately 1.0% due to an inventory write-off in 2005 and certain additional logistic processing costs for our Hong Kong-based business, partly offset by the 5% price increase as well as the elimination of the commissions paid to MarketVision after its acquisition by the Company on March 31, 2004.

     Gross Profit. Gross profit was approximately $149.7 million or 77.0% of net sales for the twelve months ended December 31, 2005 compared with approximately $103.9 million or 78.0% of net sales for the twelve months ended December 31, 2004. This increase of approximately $45.8 million or 44.1% was attributable to the increase in sales.
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
     Net Income(Loss). Net loss was approximately $5.5 million or 2.8% of net sales for the twelve months ended December 31, 2005 compared to net income of approximately $1.2 million or 0.9% of net sales for the twelve months ended December 31, 2004. The decrease in net income was primarily due to higher distributor commissions, professional fees and marketing-related expenses. Additionally, the Company recorded a provision for the receivable from KGC totaling $2.8 million, incurred higher non-operating expenses during the twelve months ended December 31, 2005 resulting from foreign exchange losses, and recorded higher income tax expense.
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
     At December 31, 2005, the ratio of current assets to current liabilities was 1.42 to 1.00 and the Company had working capital of approximately $11.3 million. Working capital as of December 31, 2005 decreased from December 31, 2004 by approximately $6.2 million mainly due to cash required to fund a $2.5 million consumer protection fund deposit as part of the direct selling license application statutory requirement as well as the exclusion of the KGC’s working capital of $2.8 million as it is no longer consolidated.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     In 2005, approximately 92% of our revenue was recorded in markets outside the United States. However, that figure does not accurately reflect our foreign currency exposure mainly because the Hong Kong dollar is pegged to the U.S. dollar. Our 51% equity interest in the European business, KGC, operating since the fourth quarter of 2004 in euro, was sold off to the minority interest owner as of December 31, 2005. We also purchase all inventories in U.S. dollars. Therefore, our currency exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar and Australia dollar, represented approximately 12% of our revenue in 2005, excluding KGC. With KGC, the Company incurred a foreign currency loss of $1.1 million during 2005.
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
     As currency rates change, translation of our foreign currency functional businesses into U.S. dollars affects year-over-year comparability of equity. We do not plan to hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include Korean won, New Taiwan dollar, Australian dollar and Canadian dollar. Japanese yen and Mexican peso are expected to become more significant. Following are the average exchange rates of U.S. $1 into local currency for each of our international operations:

	2004				2005
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Hong Kong	$7.78	$7.80	$7.80	$7.78	$7.80	$7.79	$7.77	$7.75
Taiwan	33.49	33.38	34.01	32.99	31.54	31.44	32.31	33.49
Singapore	1.70	1.70	1.71	1.66	1.64	1.66	1.68	1.69
Philippines	56.13	56.11	56.15	56.38	55.09	54.73	56.11	54.62
Russia and Eastern Europe[1]	0.80	0.83	0.82	0.77	0.76	0.79	0.83	0.84
South Korea	1,180.03	1,166.47	1,155.44	1,102.18	1,027.27	1,009.24	1,030.00	1,043.65
Australia	1.31	1.40	1.41	1.32	1.29	1.30	1.32	1.34
New Zealand	1.49	1.59	1.53	1.43	1.40	1.40	1.45	1.44
Japan[2]	—	—	—	—	—	—	111.19	117.20
Latin America[2]	—	—	—	—	—	—	10.72	10.72
Hedging
     Our exposure to foreign currency fluctuation is expected to increase as the Company further develops the markets in Japan, Mexico and China. The Company currently has no specific plans but expects to evaluate whether it should use forward or option contracts to hedge its foreign currency exposure.

[1]	Functional currency of is the euro. The Company will no longer consolidate the operating results of KGC for periods beginning after December 31, 2005 as it sold its 51% interest in KGC to Bannks Foundation effective December 31, 2005.

[2]	No significant revenue generating activities occurred until the third quarter of 2005.

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
Interest Rate Risk
     As of December 31, 2005, we do not think the Company has any exposure to interest rate risk as the Company has limited borrowings that are interest rate sensitive.

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
As discussed in Note 9 to the consolidated financial statements, sales of products delivered to members in China represent a significant portion of the Company’s net sales. Any disruption of such sales would have a negative impact upon the Company’s future operations. Further, if it were determined that import duties into China are underpaid, the Company could be required to satisfy part or all of the liability.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
April 28, 2006, except for Note 16
as to which the date is May 5, 2006

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$22,324	$18,470
Restricted cash	2,395	2,236
Accounts receivable	209	300
Inventories, net	13,991	12,360
Other current assets	2,096	4,632

Total current assets	41,015	37,998
Property and equipment, net	579	3,143
Goodwill	14,145	14,145
Intangible assets, net	5,474	4,529
Deferred tax assets	434	—
Other assets	458	3,500

Total assets	$62,105	$63,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,344	$2,023
Income taxes payable	1,797	1,308
Accrued distributor commissions	4,259	4,001
Other accrued expenses	4,154	6,827
Deferred revenue	9,551	9,897
Current portion of debt	796	109
Other current liabilities	1,595	2,537

Total current liabilities	23,496	26,702
Debt	22	—

Total liabilities	23,518	26,702
Commitments and contingencies
Minority interest	598	77
Mezzanine common stock	960	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,500,000 and 5,000,000 shares authorized at December 31, 2004 and 2005, respectively; none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 and 50,000,000 shares authorized, 6,819,667 and 7,108,867 shares issued and outstanding at December 31, 2004 and December 31, 2005, respectively	7	7
Additional paid-in capital	64,933	69,417
Accumulated deficit	(27,799)	(33,301)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(112)	413

Total stockholders’ equity	37,029	36,536

Total liabilities and stockholders’ equity	$62,105	$63,315

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2003	2004	2005
Net sales	$62,576	$133,225	$194,472
Cost of sales	13,676	29,321	44,746

Gross profit	48,900	103,904	149,726
Operating expenses:
Distributor commissions	27,555	68,579	101,021
Selling, general and administrative expenses	15,770	33,102	49,000
Provision for KGC receivable	—	—	2,759

Total operating expenses	43,325	101,681	152,780

Income (loss) from operations	5,575	2,223	(3,054)
Other income (expense), net	(1)	137	(910)

Income (loss) before income taxes and minority interest	5,574	2,360	(3,964)
Income tax provision	(860)	(663)	(1,587)
Minority interest	14	(456)	49

Net income (loss)	4,728	1,241	(5,502)
Preferred stock dividends	1	—	—

Net income (loss) available to common stockholders	$4,727	$1,241	$(5,502)

Income (loss) per share:
Basic	$1.03	$0.22	$(0.79)

Diluted	$0.83	$0.18	$(0.79)

Weighted-average number of shares outstanding:
Basic	4,609	5,580	6,934

Diluted	5,688	6,822	6,934

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Total
BALANCE, December 31, 2002	16	$16	4,239,495	$4	$33,504	$(33,767)	$(146)	$(9)	$(398)
Net income	—	—	—	—	—	4,728	—	—	4,728
Foreign currency translation adjustments	—	—	—	—	—	—	—	(138)	(138)

Total comprehensive income									4,590
Conversion of Series J preferred stock	(16)	(16)	28,468	—	16	—	—	—	—
Shares issued in acquisition	—	—	360,000	—	433	—	—	—	433
Shares issued for services	—	—	28,500	—	53	—	—	—	53
Preferred stock dividends	—	—	—	—	1	(1)	—	—	—
Deferred compensation	—	—	—	—	—	—	146	—	146

BALANCE, December 31, 2003	—	—	4,656,463	4	34,007	(29,040)	—	(147)	4,824
Net income	—	—	—	—	—	1,241	—	—	1,241
Foreign currency translation adjustments	—	—	—	—	—	—	—	35	35

Total comprehensive income									1,276
Shares issued in acquisitions	—	—	790,000	1	14,704	—	—	—	14,705
Exercise of stock options and warrants	—	—	3,500	—	25	—	—	—	25
Issuance of common stock and common stock purchase warrants in private placement	—	—	1,369,704	2	16,065	—	—	—	16,067
Imputed compensation	—	—	—	—	132	—	—	—	132

BALANCE, December 31, 2004	—	—	6,819,667	7	64,933	(27,799)	—	(112)	37,029
Net loss	—	—	—	—	—	(5,502)	—	—	(5,502)
Foreign currency translation adjustments	—	—	—	—	—	—	—	451	451
Less: reclassification adjustment on sale of KGC	—	—	—	—	—	—	—	74	74

Total comprehensive loss									(4,977)
Exercise of warrants	—	—	289,200	—	3,606	—	—	—	3,606
Offering costs	—	—	—	—	(115)	—	—	—	(115)
Expiration of put right	—	—	—	—	960	—	—	—	960
Imputed compensation	—	—	—	—	33	—	—	—	33

BALANCE, December 31, 2005	—	$—	7,108,867	$7	$69,417	$(33,301)	$—	$413	$36,536

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,728	$1,241	$(5,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net:
Depreciation and amortization of property and equipment	418	495	529
Amortization of intangibles	115	801	945
Minority interest	(14)	456	(49)
Deferred income taxes	—	(515)	515
Imputed compensation	—	132	33
Common stock issued for services and penalties	53	14	—
Change in deferred compensation	146	—	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	301	50	(863)
Inventories, net	(364)	(10,366)	(3,702)
Other current assets	43	(1,630)	(2,077)
Other assets	(375)	330	1,164
Accounts payable	482	230	1,040
Income taxes payable	933	406	(293)
Accrued distributor commissions	322	3,213	1,362
Other accrued expenses	(496)	2,099	3,221
Deferred revenue	3,493	2,560	3,847
Other current liabilities	(160)	912	1,256

Net cash provided by operating activities	9,625	428	1,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(580)	(150)	(3,120)
Increase in restricted cash	(1,022)	(980)	(2,753)
Increase in certificate of deposit	—	—	(1,267)
Net cash reduction from sale of subsidiary	—	—	(1,307)
Business acquired	—	(1,357)	—
Purchase of minority interest	—	(141)	—
Purchase of database	(191)	—	—

Net cash used in investing activities	(1,793)	(2,628)	(8,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(339)	(2,600)	(709)
Proceeds from issuance of common stock, net	—	16,078	3,491

Net cash provided by (used in) financing activities	(339)	13,478	2,782

Effect of exchange rates on cash and cash equivalents	(224)	(87)	385

Net increase (decrease) in cash and cash equivalents	7,269	11,191	(3,854)
CASH AND CASH EQUIVALENTS, beginning of period	3,864	11,133	22,324

CASH AND CASH EQUIVALENTS, end of period	$11,133	$22,324	$18,470

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     Natural Health Trends Corp. (the “Company”) is an international direct-selling organization headquartered in Dallas, Texas. The Company was originally incorporated as a Florida corporation in 1988. The Company was merged into one of its subsidiaries and re-incorporated in the state of Delaware effective June 29, 2005 (see Note 2). Subsidiaries controlled by the Company sell products to a distributor network that either use the products themselves or resell them to consumers. The Company’s products promote health, wellness and vitality and are sold under the Lexxus and Kaire brands.
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
     Effective December 31, 2005, the Company sold its 51% equity interest in its Eastern European business, KGC Networks Pte Ltd. (“KGC”) (see Note 7). As a result, KGC’s balance sheet is not included in the Company’s consolidated balance sheet as of December 31, 2005. KGC’s results of operations are included in the Company’s consolidated statement of operations for the twelve months ended December 31, 2005.
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

	Year Ended December 31,
	2003	2004	2005
Net income (loss) available to common stockholders, as reported	$4,727	$1,241	$(5,502)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(3,893)	(393)

Pro forma net income (loss) available to common stockholders	$4,689	$(2,652)	$(5,895)

	Year Ended December 31,
	2003	2004	2005
Basic income (loss) per share:
As reported	$1.03	$0.22	$(0.79)
Pro forma	$1.02	$(0.48)	$(0.85)
Diluted income (loss) per share:
As reported	$0.83	$0.18	$(0.79)
Pro forma	$0.82	$(0.48)	$(0.85)
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
Certain Risks and Concentrations
     In 2004 and 2005, a substantial portion of our revenue was generated in Hong Kong (see Note 15). Various factors could harm our business in Hong Kong, such as worsening economic conditions or other events that are out of our control. Our financial results could be harmed if our products, business opportunity or planned growth initiatives fail to retain and generate continued interest among our distributors and consumers in this market. Moreover, most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China. We have plans to obtain the appropriate licenses and conduct business in China; however, at this time there are no guarantees that we will obtain these licenses. If we are successful in obtaining these licenses, it is possible that sales in Hong Kong could migrate to China. If that were to happen we could experience a material reduction in sales from Hong Kong. We could be required to modify our compensation plan in China in a way that could make it less attractive to members. Any such modification to our compensation plan could, therefore, have a material adverse effect on revenue. Moreover, the business model that we anticipate implementing in China will likely involve costs and expenses that we do not generally incur in the e-commerce business that we have historically operated in other markets, including Hong Kong. As a result, the business that we ultimately are able to conduct in China could be materially less profitable than the e-commerce business that we have historically operated in Hong Kong.
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

5. GOODWILL AND OTHER INTANGIBLE ASSETS
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

$4,529

6. ACQUISITIONS
MarketVision Communications Corp.
     On March 31, 2004, the Company entered into a merger agreement with MarketVision. MarketVision is the exclusive developer and service provider of direct selling internet technology used by the Company since 2001. Pursuant to the merger agreement, the Company acquired all of the outstanding capital stock of MarketVision in exchange for the issuance of 690,000 shares of restricted common stock (the “Issued Shares”), promissory notes in the aggregate principal amount of approximately $3.2 million (see Note 8), a cash payment of approximately $1.3 million in April 2004, less pre-acquisition net payables due to MarketVision of approximately $646,000, for a total purchase price of approximately $17.6 million, including acquisition costs of approximately $153,000. The Issued Shares were valued at $13.5 million based on the average closing price of $23.08 a few days before and after the acquisition was announced discounted by 15% due to certain restrictions contained in the purchase agreement.
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
     In addition, the Company entered into a shareholder’s agreement with the former stockholders of MarketVision. Such agreement contained customary terms and conditions, including restrictions on transfers of the Issued Shares, rights of first refusal and indemnification. Further, the shareholder’s agreement contained a one time put right related to 240,000 Issued Shares for the benefit of the former stockholders of MarketVision (other than Mr. LaCore) that required the Company, during the six month period commencing following the earlier of (i) the first anniversary of the closing date, or (ii) the date on which the Issued Shares are registered with the Securities and Exchange Commission (the “SEC”) for resale to the public, to repurchase all or part of such shares still owned by the such stockholders for $4.00 per share less any amount previously received by such stockholders from the sale of their Issued Shares. The Company has recorded this obligation of $960,000 as mezzanine common stock in the consolidated balance sheet (see Note 10). The estimated fair value of the put right based on the Black-Scholes option pricing model, as determined by the independent valuation firm, of approximately $133,000 was not included in the cost of MarketVision due to materiality.
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
     Had KGC not been included in results from operations, the Company’s 2005 statement of operations would have reflected the following (in thousands):

	Actual	As Adjusted
Net sales	$194,472	$160,214
Gross profit	149,726	123,171
Distributor commissions	101,021	85,388
Loss from operations	(3,054)	(2,301)
8. DEBT
     Debt consists of the following (in thousands):

	December 31,
	2004	2005
MarketVision promissory note	$682	$—
Notes payable a distributor, due upon demand, interest at 1% per annum	86	86
Note payable to a governmental agency, monthly installments of $2,200, interest at 7% per annum, maturing May 2006	34	9
Notes payable to a vendor, monthly installments of $580, interest at 25.49% per annum, maturing October 2008	16	14

	818	109
Current maturities	(796)	(109)

Debt	$22	$—

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

9. COMMITMENTS AND CONTINGENCIES
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
10. MEZZANINE COMMON STOCK
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
11. STOCKHOLDERS’ EQUITY
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
Income Per Share

	Year Ended December 31,
	2003	2004	2005
	(In Thousands, Except Per Share Data)
Net income (loss) available to common stockholders	$4,727	$1,241	$(5,502)

Basic weighted-average number of shares outstanding	4,609	5,580	6,934
Effect of dilutive stock options and warrants	1,079	1,242	—

Diluted weighted-average number of shares outstanding	5,688	6,822	6,934

Income (loss) per share:
Basic	$1.03	$0.22	$(0.79)
Diluted	$0.83	$0.18	$(0.79)
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
12. INCOME TAXES
     The components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Domestic	$4,482	$(2,108)	$(8,637)
Foreign	1,092	4,468	4,673

Income (loss) before income taxes	$5,574	$2,360	$(3,964)

     The components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Current taxes:
Federal	$256	$248	$103
State	40	171	168
Foreign	564	759	801

	860	1,178	1,072
Deferred taxes	—	(515)	515

Provision for income taxes	$860	$663	$1,587

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
13. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2003	2004	2005
	(In Thousands)
Cash paid during the year for:
Income taxes	$42	$552	$1,436
Interest	50	86	22

Non-cash investing and financing activities:
Receivable from KGC	—	—	3,100
Conversion of preferred stock to common stock	16	—	—
Preferred stock dividends	1	—	—
Common stock issued for acquisitions	433	15,665	—
Debt issued for acquisitions	—	3,203	—
Common stock issued for services	53	—	—
14. RELATED PARTY TRANSACTIONS
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
     On October 6, 2004, certain members of the Company’s board of directors and certain of the Company’s officers invested approximately $25,000 and purchased 1,984 units upon the same terms and conditions as the other buyers in the private placement (see Note 11).
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

15. SEGMENT INFORMATION
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
16. SUBSEQUENT EVENTS
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
17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Fiscal 2004:
Net sales	$38,745	$17,686	$40,482	$36,312
Gross profit	30,491	12,823	31,612	28,978
Distributor commissions	19,745	12,578	17,422	18,834
Selling, general and administrative expenses	5,968	8,194	8,288	10,652
Income (loss) from operations	4,778	(7,949)	5,902	(508)
Net income (loss)	3,761	(6,746)	5,028	(802)

Income (loss) per share:
Basic	$0.81	$(1.24)	$0.92	$(0.12)
Diluted	$0.64	$(1.24)	$0.75	$(0.12)
Weighted-average number of shares outstanding:
Basic	4,667	5,447	5,450	6,745
Diluted	5,909	5,447	6,692	6,745

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Fiscal 2005:
Net sales	$42,759	$49,959	$58,071	$43,683
Gross profit	34,593	37,519	45,087	32,527
Distributor commissions	21,273	27,599	29,087	23,062
Selling, general and administrative expenses	9,246	12,308	15,108	12,338
Provision for KGC receivable	—	—	—	2,759
Income (loss) from operations	4,074	(2,388)	892	(5,632)
Net income (loss)	2,795	(2,159)	119	(6,257)

Income (loss) per share:
Basic	$0.41	$(0.32)	$0.02	$(0.88)
Diluted	$0.34	$(0.32)	$0.01	$(0.88)
Weighted-average number of shares outstanding:
Basic	6,820	6,853	6,951	7,109
Diluted	8,254	6,853	8,418	7,109

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
     The Company carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (“CFO”), pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures at December 31, 2005. In making this evaluation, the CFO considered, among other matters, the material weaknesses in our internal control over financial reporting that we or our external auditor, BDO Seidman, LLP, have identified. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses in our internal control over financial reporting as of December 31, 2005 are listed below:
•	We did not maintain an effective control environment because (1) we lack an effective anti-fraud program to detect and prevent fraud, for example, relating to the previous top two executive officers of the Company, Mark Woodburn and Terry LaCore, in terms of (i) conflicts of interests related to executive officers, especially their financial dealings with independent distributors and other vendors, and (ii) proper supervision of the executives conduct separating their executive duties from personal financial interests outside the Company, (2) we failed to perform background checks consistently on personnel being placed into positions of responsibility, (3) an adequate tone was not set from the top as control measures in place were ignored by the previous top two executives and the importance of controls was not properly emphasized and communicated throughout the Company and (4) we did not effectively address the control deficiencies noted in the fiscal year 2004 audit;

•	We did not maintain effective monitoring controls over financial reporting because (1) our policies regarding review, supervision and monitoring of our accounting operations throughout the Company were not fully designed, in place, or operating effectively and (2) we do not have an internal audit function;

•	We did not maintain effective control over period-end financial close and reporting because (1) we lacked sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements to prepare, review and approve account reconciliations and supporting schedules, and (2) our legacy accounting systems do not facilitate the appropriate review and approval over the recording of journal entries to ensure the accuracy and completeness of the journal entries recorded;

•	We did not maintain effective controls over the disbursement function since we (1) lacked adequate segregation of duties and (2) lacked appropriate review, approval, and supporting documentation;

•	We did not maintain effective controls over the payroll function since we (1) lacked adequate segregation of duties and (2) lacked appropriate review, approval, and supporting documentation;

•	We did not maintain effective controls over the inventory function since we (1) did not maintain restricted access to the inventory detail schedule used to support the general ledger balances and (2) used the periodic inventory system and performed monthly inventory counts using physical inventory count sheets lacking reviewer documentation;

•	We lacked documentation with respect to certain related party transactions, subsidiary operations and expense reimbursement procedures. In addition, sufficient policies regarding loans to employees and third parties had not been adopted or implemented, and policies related to independent distributor relationships were inadequate;

•	We lacked timely resolution of identified accounting and legal issues, and as a result, did not timely complete period-end financial statements and reporting; and

•	We do not have all material contracts in writing and approved by all parties.
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
     In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of December, 31, 2005 and for the period then ended.

Changes in Internal Control Over Financial Reporting
     During the three months ended December 31, 2005, the Company made changes to improve its internal control over financial reporting with respect to the audit committee investigations by implementing changes to its senior management team including the dismissal of Mark Woodburn and Terry LaCore (see “Item 1. – Recent Developments”). There were no additional changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In light of the noted material weaknesses, we have instituted, and will continue to institute, control improvements that we believe will reduce the likelihood of similar errors:
•	We plan to devote more resources to developing an anti-fraud program to detect and prevent fraud. The program may include the hiring of outside or in-house counsel to be dedicated to the development and enforcement of compliance programs. Background checks will be performed on personnel being placed into positions of material responsibility. The compliance program also will include a communication project to set the right tone from the top. Additionally, we also plan to put more resources to following up on addressing control deficiencies identified in the previous audits;

•	The Company intends to develop additional policies and procedures to further strengthen its reporting, including the areas of revenue recognition, sales and expense cut-off and sales returns. In addition, we plan to evaluate hiring additional resources to perform the internal audit function;

•	The Company began implementation of the Oracle E-Business Suite during the fourth quarter of 2005 and commenced use of certain functionality on January 1, 2006 that address certain of the material weaknesses listed above, including the effective control over period-end financial close and reporting and the effective control over certain accounting functions. The Oracle implementation should facilitate the appropriate review and approval over the recording of journal entries to ensure the accuracy and completeness of the journal entries recorded. Additionally, the Company has made changes to its corporate accounting staff, including the hiring or contracting of additional personnel in the U.S. In December 2005, the Company hired a new general counsel to assist in the legal and compliance effort. The new general counsel commenced work in January 2006;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation were installed in 2006 to maintain effective controls over the disbursement function. We are developing policies for proper documentation, review and approval related to related party transactions, subsidiary operations, distributor compensation adjustments, employee loans, expense reimbursements, and distributor relationships;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation have been implemented since 2005 year end to maintain effective controls over the payroll function;

•	With the implementation of the Oracle e-Business Suite’s financial reporting package, we should be able to further restrict access to the inventory detail schedule used to support the general ledger balances. With additional implementation of Oracle applications, we plan to eventually replace the current periodic inventory system, relying on monthly inventory counts using physical inventory count sheets, with a perpetual inventory system. Meanwhile, more procedures will be installed for review of inventory count documentation;

•	Additional processes will be instituted to timely resolve identified accounting and legal issues so that period-end financial statements and reporting can be timely completed; and

•	Stronger policy enforcement will be pushed down throughout the Company to eliminate executives making verbal agreements ahead of properly approved written contracts.

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

Part IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Form 10-K:
1.	Financial Statements. See index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits. The following exhibits are filed with this Form 10-K:

Exhibit
Number	Exhibit Description	Reference
3.1	Certificate of Incorporation of Natural Health Trends Corp.	(a)

3.2	By-Laws of Natural Health Trends Corp.	(a)

4.1	Specimen Certificate for shares of common stock, $.001 par value per share, of Natural Health Trends Corp.	*

4.2	Form of Common Stock Purchase Warrant issued in October 2004 Private Placement	(b)

10.1	2002 Stock Plan, as amended	(c)

10.2	Forms of Notice of Grant of Stock Option Agreement under the Company’s 2002 Stock Option Plan.	(h)

10.3	Option Agreement dated as of January 18, 2001, granting option for 30,000 shares to Terry LaCore, as amended.	*

10.4	Option Agreement dated as of January 18, 2001, granting option for 30,000 shares to the LaCore and Woodburn Partnership, assignee of Benchmark Consulting, as amended.	*

10.5	Option Agreement dated as October 14, 2002 granting 570,000 options to the LaCore and Woodburn Partnership, as amended.	*

10.6	Option Agreement dated as October 14, 2002 granting 570,000 options to Terry LaCore, as amended.	*

10.7	Option Agreement dated as July 24, 2002 granting 60,000 options to Capital Development S.A., an affiliate of Sir Brian Wolfson.	*

10.8	Option Agreement dated as July 24, 2002 granting 60,000 options to Randall A. Mason.	*

10.9	Distributorship Agreement dated March 1, 2002 between the Company and 40J’s.	(d)

10.10	Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost.	(d)

10.11	Amendment No. 1 to Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost.	(l)

10.12	Database Purchase Agreement, dated as of January 31, 2003, by and among NuEworld.com Commerce, Inc., a Delaware corporation, Lighthouse Marketing Corporation, a Delaware corporation), and the Company.	(l)

10.13	KGC Agreement dated March 17, 2004 between the Company and Bannks Foundation.	(l)

10.14	Stock Purchase Agreement dated March 29, 2004 between Michael Bray, Jeff Provost, Rodney Sullivan and Pam Sullivan and the Company.	(l)

10.15	Agreement and Plan of Merger, dated as of March 31, 2004, by and among the Company, MergerCo and MarketVision.	(e)

10.16	Stockholders Agreement, dated as of March 31, 2004, by and among the Company, John Cavanaugh, Terry LaCore and Jason Landry.	(e)

10.17	Employment Agreement, dated as of March 31, 2004, between MarketVision and John Cavanaugh.	(e)

10.18	Employment Agreement, dated as of March 31, 2004, between MarketVision and Jason Landry.	(e)

10.19	Guaranty of the Employment Agreements dated as of March 31, 2004 executed by Lexxus U.S.	(e)

10.20	Software License Agreement dated as of March 31, 2004 among the Company, MergerCo and MarketVision Consulting Group, LLC.	(e)

10.21	Employment Agreement, dated as of August 1, 2004, by and between the Company and Chris Sharng.	(b)

10.22	Employment Agreement, dated as of October 7, 2004, by and between Lexxus International (Mexico), S.A. and Jose Raul Villarreal Patino	(l)

Exhibit
Number	Exhibit Description	Reference
10.23	Employment Agreement, dated as of October 7, 2004, by and between Lexxus International (Mexico), S.A. and Oscar de la Mora	(l)

10.24	Amended Employment Agreement, dated as of February 1, 2006, by and between the Company, Natural Health Trends Japan, Inc. and Richard Johnson.	(m)

10.25	Securities Purchase Agreement dated October 6, 2004 by and among the Company and the investors’ signatory thereto.	(f)

10.26	Subscription Agreement (Canada) dated October 6, 2004 by and among the Company and the investors’ signatory thereto.	(f)

10.27	Form of Registration Rights Agreement between the Company and the investors in the Company’s October 2004 private placement.	(b)

10.28	Amendment No. 1 to Registration Rights Agreement dated February 23, 2005 between the Company and the investors in the Company’s October 2004 private placement.	(l)

10.29	Amendment No. 1 to Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost.	(l)

10.30	Royalty Agreement dated March 1, 2005 by and among Steve Francisco, Dan Catto, and the Company.	(l)

10.31	Lease by and between CLP Properties Texas, LLP and Natural Health Trends Corp. dated as of June 18, 2005.	(g)

10.32	Agreement and Plan of Merger dated March 23, 2005, between Natural Health Trends Corp., a Florida corporation, and Natural Health Trends Corp., a Delaware corporation.	(a)

10.33	Form of Indemnification Agreement dated December 13, 2005, between Natural Health Trends Corp. and each of its directors.	(i)

10.34	Stock Purchase Agreement dated December 21, 2005 between Natural Health Trend Corp. and Bannks Foundation.	(j)

10.35	Agreement dated December 21, 2005 between Natural Health Trends Corp. and KGC Networks Pte Ltd.	(j)

10.36	Escrow Agreement dated February 10, 2006, among Natural Health Trends Corp., Terry L. LaCore, Mark D. Woodburn, LaCore and Woodburn Partnership and Krage and Janvey LLP, as escrow agent.	(k)

10.37	Letter agreement dated as of March 1, 2006 between Natural Health Trends Corp. and Robert H. Hesse	(m)

14.1	Worldwide Code of Business Conduct.	(l)

14.2	Code of Ethics for Senior Financial Officers.	(l)

21.1	Subsidiaries of the Company.	*

31.1	Certification of the Interim Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).	*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	*

32.1	Certification of the Interim Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

(a)	Previously filed July 12, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(b)	Previously filed November 12, 2004, as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(c)	Previously filed April 27, 2005, as Appendices to the Company’s Definitive Proxy Statement, and incorporated herein by reference.

(d)	Previously filed on April 1, 2002 as an Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, and incorporated herein by reference.

(e)	Previously filed on April 15, 2004, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(f)	Previously filed October 12, 2004, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Previously filed June 24, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Previously filed December 1, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Previously filed December 13, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(j)	Previously filed December 28, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(k)	Previously filed February 16, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(l)	Previously filed March 31, 2005, as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(m)	Previously filed March 16, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: May 8, 2006	/s/ Chris T. Sharng

Chris T. Sharng Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris T. Sharng Chris Sharng	Executive Vice President and Chief Financial Officer (Interim Principal Executive Officer and Principal Financial Officer)	May 8, 2006

/s/ Timothy S. Davidson Timothy S. Davidson	Chief Accounting Officer (Principal Accounting Officer)	May 8, 2006

/s/ Randall A. Mason Randall A. Mason	Chairman of the Board and Director	May 8, 2006

/s/ Sir Brian Wolfson Sir Brian Wolfson	Vice Chairman of the Board and Director	May 8, 2006

/s/ Anthony B. Martino Anthony B. Martino	Director	May 8, 2006

/s/ Colin J. O’Brien Colin J. O’Brien	Director	May 8, 2006

/s/ Terrence M. Morris Terrence M. Morris	Director	May 8, 2006