Form 10-Q
period 2006-06-30
NATURAL HEALTH TRENDS CORP
filed 2006-08-11
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 7, 2006, the number of shares outstanding of the registrant’s common stock was 8,199,933 shares.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
June 30, 2006

FORWARD-LOOKING STATEMENTS
     Certain statements contained in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “could,” “would,” “may,” “plan,” “predict,” “pursue,” “continue,” “feel” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December	June
	31, 2005	30, 2006
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18,470	$14,680
Restricted cash	903	746
Accounts receivable	300	250
Inventories, net	12,993	11,228
Other current assets	4,632	5,312

Total current assets	37,298	32,216
Property and equipment, net	3,143	4,019
Goodwill	14,145	14,145
Intangible assets, net	4,529	4,050
Other assets	4,833	5,031

Total assets	$63,948	$59,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,023	$1,730
Income taxes payable	1,308	1,278
Accrued distributor commissions	4,001	3,824
Other accrued expenses	6,827	6,862
Deferred revenue	9,897	9,028
Debt	109	86
Other current liabilities	2,537	2,802

Total current liabilities	26,702	25,610
Commitments and contingencies
Minority interest	77	85
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 7,108,867 and 8,199,933 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	7	8
Additional paid-in capital	69,417	69,735
Accumulated deficit	(32,668)	(36,617)
Accumulated other comprehensive income:
Foreign currency translation adjustment	413	640

Total stockholders’ equity	37,169	33,766

Total liabilities and stockholders’ equity	$63,948	$59,461

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net sales	$49,959	$36,321	$92,718	$75,795
Cost of sales	12,440	8,501	20,606	16,574

Gross profit	37,519	27,820	72,112	59,221
Operating expenses:
Distributor commissions	27,599	18,761	48,872	39,446
Selling, general and administrative expenses	12,308	12,213	21,554	23,937
Recovery of KGC receivable	—	(314)	—	(314)

Total operating expenses	39,907	30,660	70,426	63,069

Income (loss) from operations	(2,388)	(2,840)	1,686	(3,848)
Other income (expense), net	(399)	228	(673)	387

Income (loss) before income taxes and minority interest	(2,787)	(2,612)	1,013	(3,461)
Income tax benefit (provision)	674	(189)	(314)	(444)
Minority interest	(46)	(14)	(63)	(44)

Net income (loss)	$(2,159)	$(2,815)	$636	$(3,949)

Income (loss) per share:
Basic	$(0.32)	$(0.34)	$0.09	$(0.50)

Diluted	$(0.32)	$(0.34)	$0.08	$(0.50)

Weighted-average number of shares outstanding:
Basic	6,853	8,200	6,836	7,957

Diluted	6,853	8,200	8,184	7,957

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$636	$(3,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	162	519
Amortization of intangibles	466	479
Minority interest	63	44
Stock-based compensation	—	301
Imputed interest on KGC installment payable	—	(358)
Recovery of KGC receivable	—	(314)
Imputed compensation	33	—
Changes in assets and liabilities:
Accounts receivable	(116)	62
Inventories	186	1,767
Other current assets	(2,500)	(1,062)
Other assets	(712)	(77)
Accounts payable	412	(293)
Income taxes payable	11	(40)
Accrued distributor commissions	1,675	(170)
Other accrued expenses	1,987	2
Deferred revenue	4,466	(878)
Other current liabilities	802	245

Net cash provided by (used in) operating activities	7,571	(3,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,151)	(1,403)
Decrease in restricted cash	389	135
Decrease in certificate of deposit	—	104
Proceeds from KGC receivable (see Note 4)	—	1,014

Net cash used in investing activities	(762)	(150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(407)	(23)
Proceeds from issuance of common stock	643	18
Offering costs	(97)	—

Net cash provided by (used in) financing activities	139	(5)

Effect of exchange rates on cash and cash equivalents	67	87

Net increase (decrease) in cash and cash equivalents	7,015	(3,790)
CASH AND CASH EQUIVALENTS, beginning of period	22,324	18,470

CASH AND CASH EQUIVALENTS, end of period	$29,339	$14,680

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
     Natural Health Trends Corp. (the “Company”) is an international direct-selling organization headquartered in Dallas, Texas. The Company was originally incorporated as a Florida corporation in 1988. The Company merged into one of its subsidiaries and re-incorporated in the State of Delaware effective June 29, 2005. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers. Prior to June 1, 2006, the Company marketed its “NHT Global” branded products under the name “Lexxus International”. As part of this worldwide name change, the Company’s U.S. subsidiary changed its name from Lexxus International, Inc. to NHT Global, Inc (“NHT Global U.S.”). Effective July 1, 2006, the Company sold its equity interests in eKaire.com, Inc. and other subsidiaries that distribute nutritional supplements aimed at general health and wellness (see Note 8).
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
     Effective December 31, 2005, the Company sold its 51% equity interest in its Eastern European business, KGC Networks Pte Ltd. (“KGC”). As a result, the results of operations of KGC are not included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2006.
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
Reclassification
     Certain restricted cash balances have been reclassified in the prior year consolidated balance sheet to conform to current year presentation.
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
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and since there is no basis to reasonably estimate the Company’s sales returns or warranty obligation, the Company has deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1.7 million and $1.2 million in revenue and related costs, respectively, for product shipped through June 30, 2006. The deferred costs are recorded in other current assets as the sales return period for distributors is only valid for one year from date of shipment. Since the launch, the Company has experienced a high rate of defects and product returns. As a result, the Company has delayed continued sales of our existing inventory of this product and approached the manufacturer for resolution. The manufacturer has agreed to repair all of the machines in our existing inventory and provide discounts on future purchases. The Company is currently planning to re-start the sale of the coffee machines in the first half of 2007.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(In Thousands, Except Per Share Data)
Net income (loss)	$(2,159)	$(2,815)	$636	$(3,949)

Basic weighted-average number of shares outstanding	6,853	8,200	6,836	7,957
Effect of dilutive stock options and warrants	—	—	1,348	—

Diluted weighted-average number of shares outstanding	6,853	8,200	8,184	7,957

Income (loss) per share:
Basic	$(0.32)	$(0.34)	$0.09	$(0.50)
Diluted	$(0.32)	$(0.34)	$0.08	$(0.50)
     Options and warrants to purchase 2,992,228 shares of common stock were outstanding during the three months ended June 30, 2005, but were not included in the computation of diluted income per share because of the net loss reported for the three months ended June 30, 2005. Options to purchase 310,000 shares of common stock were outstanding during the six months ended June 30, 2005, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares.
     Options and warrants to purchase 1,782,628 and 3,022,628 shares of common stock were outstanding during the three and six months ended June 30, 2006, respectively, but were not included in the computation of diluted income per share because of the net loss reported for the three and six months ended June 30, 2006. Options and warrants for 702,124 and 1,080,504 shares of common stock, respectively, were still outstanding at June 30, 2006. Such warrants expire on October 6, 2009. The options have expirations through June 23, 2014.
Recent Accounting Pronouncement
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
3. STOCK-BASED COMPENSATION
     The Company maintains the 2002 Stock Option Plan (the “Plan”) which provides for the granting of incentive and nonqualified stock options to employees, officers of the Company, members of the board of directors, or consultants. The terms of any particular grant are determined by the board of directors or a committee appointed by the board of directors. Historically, the terms have ranged from five to ten years. Stock options granted to employees and officers of the Company generally vest over three years, and stock options granted to members of the board of directors generally vest immediately. In 2005, the Company amended the Plan to increase the maximum number of shares available to be issued to 1,550,000 shares of common stock. As of June 30, 2006, 967,876 shares remained available to be granted under the Plan.
     From January 2001 through April 2003, the Company granted 1,331,500 stock options outside of Plan. The grant included 570,000 options granted to the LaCore and Woodburn Partnership, an entity controlled by Mark Woodburn, former President and director of the Company, and Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company; 600,000 options granted to Mr. LaCore; 30,000 options granted to Benchmark Consulting Group (which was subsequently assigned to the LaCore and Woodburn Partnership); 120,000 options granted to members of the Company’s board of directors; 1,500 granted to an employee; and 10,000 options granted to then unrelated parties.
     On February 10, 2006, the Company entered into an Escrow Agreement (the “Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Agreement, (i) the Company issued and deposited with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Woodburn and LaCore deposited with the Agent $1,206,000 in immediately available funds (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issued upon the cashless exercise of options issued in 2001 and 2002 to LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
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
     As of June 30, 2006, 120,000 options granted outside of the Plan remain outstanding.
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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations using the modified-prospective transition method. The modified-prospective transition method does not allow for restatement of prior periods and accordingly, the results of operations for the three and six months ended June 30, 2006 and future periods will not be comparable to our historical results of operations. Under the modified-prospective transition method, compensation cost recognized in the first quarter of 2006 includes (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is presented in the same lines as cash compensation paid to the same individuals.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized stock-based compensation of approximately $124,000 and $301,000 for the three and six months ended June 30, 2006, respectively, which approximates $0.01 and $0.04 per share, respectively. Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation for the three and six months ended June 30, 2006.
     As of June 30, 2006, there was $1.2 million of total unrecognized stock-based compensation on a pre-tax basis related to non-vested stock options. These costs are expected to be recognized over a weighted-average period of 2.3 years.
Pro Forma Information Under SFAS No. 123(R) for Periods Prior to January 1, 2006
     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss), as reported	$(2,159)	$636
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(40)

Pro forma net income (loss)	$(2,179)	$596

Basic income (loss) per share:
As reported	$(0.32)	$0.09
Pro forma	$(0.32)	$0.09
Diluted income (loss) per share:
As reported	$(0.32)	$0.08
Pro forma	$(0.32)	$0.07

No options were granted during the six months ended June 30, 2005.

Valuation and Expense Information under SFAS No. 123(R)
     The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions. Due to the “plain vanilla” characteristics of the Company’s stock options, the simplified method, as permitted by the guidance provided in Staff Accounting Bulletin No. 107, is used to determine expected life. Expected volatility is based on the historical volatility of the Company’s common stock computed over a period generally commensurate with the expected life of the stock options. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant. Forfeitures are estimated based on comparable data because we have limited relevant historical information. Compensation cost is recognized on a straight-line basis over the awards’ vesting periods.
     No stock options were granted by the Company during the three months ended June 30, 2006. During the six months ended June 30, 2006, the Company granted 20,000 stock options with a weighted-average fair value of $5.67 per share. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions: expected life of 3.1 years, risk-free interest rate of 4.6%, expected volatility of 92%, and dividend yield of zero.
     A summary of the status and activity of the Company’s stock option awards is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]
Outstanding at December 31, 2005	1,922,124	$5.17	5.9	$11,431
Granted	20,000	9.31	—	—
Exercised	(1,091,066)	1.01	—	—
Forfeited or expired	(148,934)	2.82	—	—

Outstanding at March 31, 2006	702,124	12.25	4.4	630
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at June 30, 2006	702,124	12.25	4.2	266

Vested and expected to vest at June 30, 2006	691,168	12.28	4.2	266
Exercisable at June 30, 2006	517,136	12.94	4.0	266

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

     No stock options were exercised during the three months ended June 30, 2006. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $9,701,000. No options were exercised during the six months ended June 30, 2005. The total fair value of stock options vested during each of the three months ended June 30, 2005 and 2006 was $20,000, and the total fair value of stock options vested during the six months ended June 30, 2005 and 2006 was $72,000 and $178,000, respectively.
     A summary of the Company’s non-vested stock activity is as follows:

		Wtd. Avg.
		Fair Value
		at Grant
	Shares	Date
Non-vested at December 31, 2005	222,980	$6.74
Granted	12,000	6.03
Vested	(17,496)	6.69
Forfeited or expired	(30,000)	6.49

Non-vested at March 31, 2006	187,484	6.74
Granted	—	—
Vested	(2,496)	7.87
Forfeited or expired	—	—

Non-vested at June 30, 2006	184,988	6.72

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
     At the same time and as a condition of the sale, the Company entered into a separate agreement pursuant to which KGC is obligated to pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million, of which $1.7 million is considered non-current. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling approximately $2.8 million, which will be reduced as payments are received. As of June 30, 2006, KGC is current on all monthly payments due, and as such, the Company reversed $314,000 of the reserve.
     KGC sells the Company’s products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the results of KGC for the first six months of 2005 have been reported in results from operations.
     Had KGC not been reflected in results from operations, the Company’s statement of operations for the first three and six months of 2005 would have reflected the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
		As		As
	Actual	Adjusted	Actual	Adjusted
Net sales	$49,959	$41,729	$92,718	$76,084
Gross profit	37,519	30,924	72,112	58,824
Distributor commissions	27,599	23,645	48,872	40,908
Income (loss) from operations	(2,388)	(1,628)	1,686	1,688

5. COMPREHENSIVE INCOME (LOSS) (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income (loss)	$(2,159)	$(2,815)	$636	$(3,949)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(42)	89	84	227

Comprehensive income (loss)	$(2,201)	$(2,726)	$720	$(3,722)

6. CONTINGENCIES
Legal Matters
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleges that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of 206.7 million Korean won (approximately $213,000 at June 30, 2006). LXK also incurred related costs of 40.0 million Korean won (approximately $41,000 at June 30, 2006) as a result of the judgment. The Company recorded a reserve for the entire 246.7 million Korean won at December 31, 2004 and has appealed the ruling. On May 10, 2006, an intermediate court of appeals issued a ruling that the Company believes reversed that part of the judgment that had imposed 186.7 million Korean won of the fine, but upheld the fine of 20.0 million Korean won (which has already been paid) and the ruling that Alura cannot be imported as a cosmetic product. LXK has filed an appeal of this ruling with the Korean Supreme Court. The Company has been unable to determine with certainty that it will not be subject to the fine of 186.7 million Korean won if the appeal is unsuccessful, and will therefore continue to reserve 226.7 million Korean won (approximately $234,000 at June 30, 2006). The inability to sell Alura in South Korea if the appeal is unsuccessful is not anticipated to have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of LXK.
     On or around March 31, 2004, NHT Global U.S. received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) seeking, inter alia, unspecified damages from Mr. Loghry for disparagement and a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from NHT Global U.S. or the Company. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. asserting his previously threatened claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and NHT Global U.S., including against Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company, and Mark Woodburn, former President and director of the Company, for fraud, Messrs. LaCore, Woodburn, and a certain NHT Global distributor for conspiracy to commit fraud and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Mr.Loghry then filed amended counterclaims and, on June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) against the Company; NHT Global U.S.; Messrs. LaCore and Woodburn; Curtis Broome, President of Greater China and Southeast Asia; and a certain independent distributor of NHT Global U.S., essentially alleging the same claims asserted by Loghry in the Northern District of Texas. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. The Loghry Case is set for trial on the Court’s October 2006 docket. The Trustee’s Case has not yet been set for trial. The Company has filed, and the Trustee has opposed, a motion to consolidate the Loghry Case and the Trustee’s Case. The Court has not yet ruled on that motion. In addition, the Company has filed a motion for summary judgment, which is still pending. The Company continues to deny the allegations by Loghry and the United States Trustee and intends to vigorously contest their claims. An unfavorable judgment could have a material adverse effect on the financial condition of the Company.
     On November 1, 2004, Toyota Jidosha Kabushiki Kaisha (d/b/a Toyota Motor Corporation) and Toyota Motor Sales, U.S.A. (the “Toyota Entities”) filed a complaint against the Company and NHT Global U.S. in United States District Court for the Central District of California (CV04-9028). The complaint alleges trademark and service mark dilution, unfair competition, trademark and service mark infringement, and trade name infringement, each with respect to Toyota’s Lexus trademark. The Company reached a settlement agreement, dated August 31, 2005, under which the Toyota Entities agreed to terminate their claims against the Company, and the

Company agreed to discontinue use of the Lexxus name and mark and change the name of its Lexxus operations and domain names by June 1, 2006, and sell or otherwise dispose of all product inventory marked with the name Lexxus by December 1, 2006. In compliance with this settlement agreement, the Company has since June 1, 2006, used the name NHT Global in place of Lexxus and Lexxus International and has changed the domain name for its NHT Global business. Continued compliance with this settlement could, however, have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of the Company.
     On November 12, 2004, Dorothy Porter filed a complaint against the Company in the United States District Court for the Southern District of Illinois alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceuticals, Inc., a former subsidiary of the Company, and, thereafter, eKaire.com, Inc., a wholly-owned subsidiary of the Company. Ms. Porter has sued the Company for strict liability, breach of warranty and negligence. The Company intends to defend this case vigorously and on December 27, 2004 filed an answer denying the allegations contained in the complaint. On March 7, 2005, a Notice of Tag-Along Action was filed by Ms. Porter with the Judicial Panel on Multidistrict Litigation. The case was subsequently transferred for pre-trial purposes to the consolidated Ephedra Products Liability proceedings in the United States District Court for the Southern District of New York. If the case proceeds to a jury trial, the matter will be transferred back to the Southern District of Illinois and tried in that District. Full discovery between the parties in this action began in Spring 2006. The Company does not believe that the plaintiff can demonstrate that its products caused the alleged injury and intends to vigorously defend this action.”
     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, NHT Global U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between De la Mora and Villarreal and Nature’s Sunshine. After the Company removed the case to federal court, Nature’s Sunshine voluntarily dismissed its lawsuit and filed a new lawsuit in the Fourth Judicial District Court in Utah County, Utah. After a hearing on August 22, 2005, the district court preliminarily enjoined Messrs. De la Mora and Villarreal from disclosing any confidential information of Nature’s Sunshine or soliciting any employee or distributor of Nature’s Sunshine or inducing them to terminate their relationship with Nature’s Sunshine. The court refused, however, to enjoin Messrs. De la Mora or Villarreal from competing with Nature’s Sunshine. Nature’s Sunshine subsequently filed a petition for interlocutory review with the Utah Supreme Court. The Supreme Court delegated the petition to the Utah Court of Appeals, which denied the petition. On April 6, 2006, a mutual agreement was entered into with Messrs. De la Mora and Villarreal terminating their employment between them and affiliates of the Company. Nevertheless, Nature’s Sunshine continues to seek damages from the Company and Messrs. De la Mora and Villarreal for alleged solicitation of Nature Sunshine’s employees and distributors. If the Company or Messrs. De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to pay any damages and attorneys’ fees that may be assessed against it.
     On or about March 1, 2006, the Company hired Peter Dale, a former executive with the Nature’s Sunshine subsidiary doing business in Japan, Nature’s Sunshine Japan Co., Ltd. (“NSJ”), to serve as an executive vice president with responsibilities in Asia. NSJ alleges that Mr. Dale has signed an agreement containing covenants of non-competition, non-solicitation, and confidentiality, and that it believes Mr. Dale’s employment with the Company would violate the non-competition covenant. As of June 30, 2006, no lawsuit has been filed. If Nature’s Sunshine files suit, the Company and Mr. Dale intend to vigorously defend against the enforcement of the non-competition covenant. However, if Nature’s Sunshine were to prevail in such a lawsuit, Mr. Dale could be enjoined from working for the Company until February 15, 2007 which could have a material adverse effect on the Company’s business in Japan.
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
Other Matters
     Effective October 3, 2005, the Board of Directors of the Company appointed Robert H. Hesse, a member of the Company’s Board of Directors since July 2004, as the Company’s Interim Chief Executive Officer. On March 10, 2006, the Company and Mr. Hesse entered into a letter agreement dated March 1, 2006, pursuant to which Mr. Hesse agreed to continue acting as the interim chief executive officer of the Company. In addition to continuing his base pay of $2,000 per day, the Company agreed to pay Mr. Hesse a retention bonus equal to $300,000, of which $150,000 was due and payable upon executing the letter agreement and $150,000 was due within five days after satisfactory completion of Mr. Hesse’s term as Interim Chief Executive Officer, which was scheduled to conclude when the new chief executive officer commenced his or her employment with the Company. On March 28, 2006, the Board of Directors and Mr. Hesse mutually agreed that Mr. Hesse had completed his assignment as the Interim Chief Executive Officer of the Company, effective immediately. On May 5, 2006, the Company paid $150,000 to Mr. Hesse as provided in the March 10, 2006 letter agreement. Mr. Hesse has released the Company from all other obligations under that letter agreement and, effective May 5, 2006, resigned from the Company’s Board of Directors.
     On April 18, 2006, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with Marketplace Rule 4310(c)(14), which obligates listed issuers to timely file those reports and other documents required to be filed with the Securities and Exchange Commission. On May 8, 2006, the Company filed its Annual Report on Form 10-K with respect to Parts 1 and 2, and on May 31, 2006 the Company filed an amendment to its Annual Report on Form 10-K/A with respect to Parts 2 and 3. On May 23, 2006, the Company received a letter from Nasdaq stating that it had not received the Company’s Form 10-Q for the quarter ended March 31, 2006, and that these delinquencies would be considered at a hearing on June 1, 2006, to determine the Company’s continued listing. On June 1, 2006, a Hearing Panel appointed by Nasdaq conducted a hearing to determine if the Company’s common stock should be delisted from the Nasdaq National Market. Since the Company filed a completed Annual Report on form 10-K/A and its Quarterly Report on Form 10-Q, on June 23, 2006, the Company was informed by Nasdaq that it is eligible for continued listing. The Company has become current with its filings with the Securities and Exchange Commission and is now in full compliance with Nasdaq Marketplace Rules.
7. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and a director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $39,000 and $3,000 during the three month periods ended June 30, 2005 and 2006, respectively, and approximately $78,000 and $18,000 during the six month periods ended June 30, 2005 and 2006, respectively.
     The payment disbursement function was transferred to the Company’s Dallas head office during the third quarter of 2005. In January 2006, the Company hired Sherry LaCore as an employee and simultaneously terminated the oral management agreement with S&B Business Services. Additionally, the Company closed the warehouse facility by the end of March 2006 and terminated the related lease agreement.
     A director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $1,926,000 were paid to Access and Info during the three and six month periods ended June 30, 2005. Payments totaling approximately $133,000 and $382,000 were paid to Access and Info during the three and six month periods ended June 30, 2006, respectively. At June 30, 2006, approximately $18,000 was due to Info.
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
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, the Chairman of the Company’s Board of Directors and former Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. However, since payments were directed into an entity that is partially owned by

Mr. Mason, he could no longer be considered “independent” in accordance with the rules of Nasdaq and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee.
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company terminated the employment of each of Messrs. Woodburn and LaCore. No severance has been paid by the Company to Messrs. Woodburn and LaCore and the Audit Committee has investigated and is now considering claims or actions that the Company may bring against them.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continue to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $2,348,000 and $4,135,000 during the three and six month periods ended June 30, 2005, respectively. The Company paid Aloe and certain of its affiliates approximately $1,557,000 during the three and six month periods ended June 30, 2006. At June 30, 2006, approximately $816,000 was due to Aloe and certain of its affiliates.
8. SUBSEQUENT EVENTS
     Effective July 1, 2006, the Company entered into a Stock Purchase Agreement with Kaire International (Canada) Ltd. (“Kaire International”) pursuant to which the Company sold to Kaire International 1,000 common shares of eKaire.com (“eKaire”), a Delaware corporation, representing 100% of the total number of common shares of eKaire outstanding; 510 common shares of Kaire Nutraceuticals Australia Pty. Limited (“Kaire Australia”), an Australian company, representing the Company’s 51% of the total number of common shares of Kaire Australia outstanding; and 510 common shares of Kaire Nutraceuticals New Zealand Limited (“Kaire New Zealand”), a New Zealand company, representing the Company’s 51% of the total number of common shares of Kaire New Zealand outstanding (collectively, the “Kaire Entities”) for book value, which approximates $150,000.
     On July 31, 2006, the Company entered into a letter agreement (the “Agreement”) with Stephanie Hayano pursuant to which Ms. Hayano has agreed to serve as the President and Chief Executive Officer of the Company and to serve on the Company’s Board of Directors. Under the Agreement, the Company has agreed to pay Ms. Hayano an annual base salary of $300,000 plus an annual bonus equal to 50% of her base salary if certain annual performance goals for the Company are achieved. For fiscal 2006, the Company has agreed to pay Ms. Hayano an annual bonus equal to $62,500. In addition, the Company has agreed to pay a temporary living allowance equal to $5,000 per month through January 31, 2007, or until she relocates to the Dallas metropolitan area, whichever is sooner. Ms. Hayano has also been granted options to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.79 per share (the closing price on The Nasdaq Stock Market on July 31, 2006, the date of grant). The options vest in equal annual installments over three years and expire on July 31, 2011.
     Following Ms. Hayano’s relocation to the Dallas metropolitan area, she will be entitled to severance in the event that her employment is terminated by the Company without Cause (as defined in the Agreement) or in connection with a Change of Control (as defined in the Agreement). She is also entitled severance in the event that she terminates her employment for Good Reason (as defined in the agreement). Ms. Hayano shall receive as severance the continuation of her base salary for up to two years for a termination without Cause or for Good Reason, or up to three years for a termination in connection with a Change of Control.
     In addition, the Company and Ms. Hayano entered into a Non-Competition and Proprietary Rights Assignment Agreement dated July 31, 2006 pursuant to which Ms. Hayano has agreed (i) to keep certain Company information confidential, (ii) to assign the rights to certain work product to the Company, (iii) not to compete with the Company during the term of her employment and for six months thereafter, and (iv) not to solicit Company customers or distributors during the term of her employment and for twelve months thereafter.
     In August 2006, the Company was advised by the Staff of the SEC that it is conducting an informal inquiry into matters that are the subject of previously disclosed investigations by the Company’s Audit Committee, including the payments received by two former officers and directors of the Company from an independent distributor. In connection with the inquiry, the SEC staff has requested that the Company voluntarily provide it with certain information and documents, including information gathered by the independent investigator engaged by the Company’s Audit Committee. The Company intends to cooperate with the SEC inquiry.

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
Company Overview
     The Company is an international direct-selling organization. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers. Prior to June 1, 2006, the Company marketed its “NHT Global” branded products under the name, “Lexxus International”. As part of this worldwide name change, the Company’s U.S. subsidiary changed its name from Lexxus International, Inc. to NHT Global, Inc (“NHT Global U.S.”). Effective July 1, 2006, the Company sold its equity interests in eKaire.com, Inc. and other subsidiaries that distribute nutritional supplements aimed at general health and wellness (see Note 8 to the consolidated financial statements).
     NHT Global commenced operations in January 2001 and has experienced tremendous growth. As of June 30, 2006, it is conducting business in at least 15 countries through approximately 114,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year.
     Although we have experienced significant revenue growth over the last few years due in part to our efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in 2006. Our priority for the remainder of 2006 is to progress further on developing the Japanese, Mexican and Chinese markets.
     In year 2005 and the first six months of 2006, we generated greater than 90% of our revenue from outside North America, with sales in Hong Kong representing approximately 62% and 70% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
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
     At the same time and as a condition of the sale, the Company entered into a separate agreement pursuant to which KGC is obligated to pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million, of which $1.7 million is considered non-current. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling approximately $2.8 million, which will be reduced as payments are received. As of June 30, 2006, KGC is current on all monthly payments due, and as such, the Company reversed $314,000 of the reserve.
     KGC sells the Company’s products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the results of KGC for the first six months of 2005 have been reported in results from operations.

     Had KGC not been reflected in results from operations, the Company’s statement of operations for the three and six months ended June 30, 2005 would have reflected the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	Actual	As Adjusted	Actual	As Adjusted
Net sales	$49,959	$41,729	$92,718	$76,084
Gross profit	37,519	30,924	72,112	58,824
Distributor commissions	27,599	23,645	48,872	40,908
Income (loss) from operations	(2,388)	(1,628)	1,686	1,688
     China is currently the Company’s most important business development project. New direct selling legislation was adopted in December 2005, while multi-level marketing was banned in November 2005 by the government in China. Before the formal adoption of direct selling laws, many of the international direct selling companies started to operate in China in a retail format. In June 2004, NHT Global obtained a license to engage in retail business in China. The license stipulates a capital requirement of $12.0 million over a three-year period, including a $1.8 million initial payment that the Company made in January 2005. In December 2005, the Company submitted a preliminary application for a direct selling license and fully capitalized its Chinese entity with the $12.0 million cash infusion. In June 2006, the Company submitted a final application package.
     During 2005 and the first six months of 2006, approximately 62% and 70% of our revenue, respectively, was generated in Hong Kong. Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. After consulting with outside professionals, the Company believes that our Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchases of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributable to us.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
North America	$4,296	8.6%	$3,241	8.9%	$8,952	9.7	$6,247	8.2%
Hong Kong	32,041	64.1	24,093	66.3	57,249	61.7	53,213	70.2
Taiwan	935	1.9	1,148	3.2	1,813	2.0	1,914	2.5
Southeast Asia	1,526	3.0	595	1.6	2,806	3.0	858	1.1
Russia and Eastern Europe[1]	8,230	16.5	—	—	16,634	17.9	—	—
South Korea	2,129	4.3	3,541	9.8	3,613	3.9	6,228	8.2
Australia/New Zealand	402	0.8	282	0.8	738	0.8	591	0.8
Japan	—	—	2,318	6.4	—	—	4,130	5.5
Latin America	—	—	775	2.1	—	—	1,923	2.6

Total NHT Global	49,559	99.2	35,993	99.1	91,805	99.0	75,104	99.1
North America	291	0.6	242	0.7	689	0.8	507	0.7
Australia/New Zealand	109	0.2	86	0.2	224	0.2	184	0.2

Total eKaire	400	0.8	328	0.9	913	1.0	691	0.9

	$49,959	100%	$36,321	100%	$92,718	100%	$75,795	100%

[1]	The Company no longer consolidates the operating results of KGC for periods beginning after December 31, 2005 as it sold its 51% interest in KGC to Bannks Foundation effective December 31, 2005.

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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets and goodwill, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above. If circumstances change relating to the various assumptions or other factors used in such estimates the Company could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. The Company’s critical accounting policies at June 30, 2006 include the following:

     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at June 30, 2006 was approximately $11.2 million, net of reserve of $0.6 million. Inventory write-downs for the three and six months ended June 30, 2006 were not significant.
     Valuation of Goodwill and Impairment Analysis. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At June 30, 2006, goodwill of approximately $14.1 million was reflected on the Company’s balance sheet. No impairment of goodwill has been identified in any of the periods presented. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the book value of its property and equipment and intangible assets whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. The Company’s impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. The Company believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, the Company would have to recognize an impairment loss to the extent the net book value of the asset exceeds its fair value. At June 30, 2006, the net book value of the Company’s property and equipment and intangible assets were approximately $4.0 million and $4.1 million, respectively. No such losses were recognized for the three and six months ended June 30, 2006.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 11% of product sales. Sales returns are approximately 4% of product sales for the six months ended June 30, 2005 and 2006. The allowance for sales returns was approximately $1.7 million and $1.8 million at December 31, 2005 and June 30, 2006, respectively. No material changes in estimates have been recognized for the three and six months ended June 30, 2006.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.5 million at December 31, 2005 and $1.1 million at June 30, 2006 respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and since there is no basis to reasonably estimate the Company’s sales returns or warranty obligation, the Company has deferred revenue generated from their sale until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1.7 million and $1.2 million in revenue and related costs, respectively, for product shipped through June 30, 2006. The deferred costs are recorded in other current assets, as the sales return period for distributors is only for a year. Since the launch, the Company has experienced a high rate of defects and product returns. As a result, the Company has delayed continued sales of our existing inventory of this product and approached the manufacturer for resolution. The manufacturer has agreed to repair all of the machines in our existing inventory and provide discounts on future purchases. The Company is currently planning to re-start the sale of the coffee machines in the first half of 2007.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. Costs associated with shipments are included in cost of sales. At June 30, 2006, enrollment package revenue totaling $6.2 million was deferred. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
     Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At June 30, 2006, the valuation allowance equaled its net deferred tax assets due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.
Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.9	23.4	22.2	21.9

Gross profit	75.1	76.6	77.8	78.1
Operating expenses:
Distributor commissions	55.3	51.7	52.7	52.0
Selling, general and administrative expenses	24.6	33.6	23.3	31.6
Recovery of KGC receivable	—	(0.9)	—	(0.4)

Total operating expenses	79.9	84.4	76.0	83.2

Income (loss) from operations	(4.8)	(7.8)	1.8	(5.1)
Other income (expense), net	(0.8)	0.6	(0.7)	0.5

Income (loss) before income taxes and minority interest	(5.6)	(7.2)	1.1	(4.6)
Income tax benefit (provision)	1.4	(0.5)	(0.3)	(0.6)
Minority interest	(0.1)	—	(0.1)	—

Net income (loss)	(4.3)%	(7.7)%	0.7%	(5.2)%

     Net Sales. Net sales were $36.3 million for the three months ended June 30, 2006 compared to $50.0 million for the three months ended June 30, 2005. This decrease of $13.7 million, or 27%, was largely due to the sale of KGC effective December 31, 2005. Excluding KGC, the Company’s net sales decreased $5.4 million, or 13%, for the three months ended June 30, 2006 over the comparable period in the prior year. This decrease was primarily due to hesitation among the Hong Kong-registered members against an uncertain regulatory environment in China. Hong Kong net sales decreased $7.9 million, or 25%, over the comparable period a year ago. Also, net sales for North America were down $1.1 million, or 24%, versus the comparable period a year ago. Partly offsetting the decrease, South Korea net sales increased $1.4 million, or 66%, compared to the same period in 2005, as it experienced a significant increase in its distributor count and introduced new products to the local market. Japan registered $2.3 million in net sales, and Mexico about $0.8 million. A year ago, advanced sales to Japanese distributors from Singapore were approximately $1.4 million.
     Net sales were $75.8 million for the six months ended June 30, 2006 compared to $92.7 million for the six months ended June 30, 2005. This decrease of $16.9 million, or 18%, was due to the sale of KGC effective December 31, 2005. Excluding KGC, the Company’s net sales were approximately flat for the six months ended June 30, 2006 over the comparable period in the prior year. Decreases in Hong Kong net sales (down $4.0 million or 7% versus the comparable period a year ago) and North America (down $2.9 million or 30%) were offset by net sales generated in Japan ($4.1 million), Mexico ($1.9 million), and an increase in South Korea net sales (up 72% or $2.6 million). A year ago, advanced sales to Japanese distributors from Singapore were approximately $2.4 million.
     As of June 30, 2006, the operating subsidiaries of the Company had approximately 117,000 active distributors, compared to 122,000 and 106,000 active distributors at December 31, 2005 and June 30, 2005, respectively, excluding KGC. This decrease is due to the uncertain regulatory environment in China that is currently impacting the Hong Kong-based business.
     As of June 30, 2006, the Company had deferred revenue of approximately $9.0 million, of which approximately $1.1 million pertained to product sales and approximately $6.2 million pertained to unamortized enrollment package revenue. Additionally, deferred revenue included approximately $1.7 million of Gourmet Coffee Café product shipped but unrecognized as of June 30, 2006 (approximately $1.2 million in Gourmet Coffee Café related costs are also deferred and recorded in other current assets as of June 30, 2006).
     Cost of Sales. Cost of sales was $8.5 million, or 23.4% of net sales, for the three months ended June 30, 2006 compared with $12.4 million, or 24.9% of net sales, for the three months ended June 30, 2005. Excluding KGC, cost of sales decreased $2.3 million, or 21%, for the three months ended June 30, 2006 over the comparable period in the prior year, due primarily to the decrease in net sales. Additionally, excluding KGC, cost of sales as a percentage of net sales was 25.9% in the comparable period in the prior year.

The percentage decrease results from greater importation cost incurred in Hong Kong a year ago as the Company implemented changes in its logistical processes on product delivered into China.
     Cost of sales was $16.6 million, or 21.9% of net sales, for the six months ended June 30, 2006 compared with $20.6 million, or 22.2% of net sales, for the six months ended June 30, 2005. Excluding KGC, cost of sales decreased $0.7 million, or 4%, for the six months ended June 30, 2006 over the comparable period in the prior year, due primarily to the decrease in net sales. Additionally, excluding KGC, cost of sales as a percentage of net sales was 22.7% in the comparable period in the prior year. The percentage decrease results from greater importation cost incurred in Hong Kong a year ago as the Company implemented changes in its logistical processes on product delivered into China.
     Gross Profit. Gross profit was $27.8 million, or 76.6% of net sales, for the three months ended June 30, 2006 compared with $37.5 million, or 75.1% of net sales, for the three months ended June 30, 2005. Excluding KGC, gross profit was 74.1% of net sales in the comparable period in the prior year, and decreased $3.1 million, or 10%, in the three months ended June 30, 2006, as a result of decreased sales.
     Gross profit was $59.2 million, or 78.1% of net sales, for the six months ended June 30, 2006 compared with $72.1 million, or 77.8% of net sales, for the six months ended June 30, 2005. Excluding KGC, gross profit was 77.3% of net sales in the comparable period in the prior year, and increased $0.4 million, or 1%, in the six months ended June 30, 2006.
     Distributor Commissions. Distributor commissions were $18.8 million, or 51.7% of net sales, for the three months ended June 30, 2006 compared with $27.6 million, or 55.3% of net sales, for the three months ended June 30, 2005. Excluding KGC, distributor commissions decreased by $4.9 million, or 21%, mainly due to the decrease in net sales. Additionally, excluding KGC, distributor commissions as a percentage of sales decreased five points from 56.7% a year ago primarily as a result of less supplemental commission programs in the current year, specifically in Hong Kong, and a reduction in the overall commission rate in South Korea.
     Distributor commissions were $39.4 million, or 52.0% of net sales, for the six months ended June 30, 2006 compared with $48.9 million, or 52.7% of net sales, for the six months ended June 30, 2005. Excluding KGC, distributor commissions decreased by $1.5 million, or 4%, mainly due to the decrease in net sales. Additionally, excluding KGC, distributor commissions as a percentage of sales decreased two points from 53.8% a year ago primarily as a result of fewer commissions earned in newer markets such as Japan and Mexico, and a reduction in the overall commission rate in South Korea.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.2 million, or 33.6% of net sales, for the three months ended June 30, 2006 compared with $12.3 million, or 24.6% of net sales, for the three months ended June 30, 2005. Excluding KGC, selling, general and administrative expenses were 21.3% of net sales in the comparable period in the prior year, and increased by $3.3 million, or 37%, in the three months ended June 30, 2006, mainly due to increases in the following:
•	costs of opening new markets in Mexico ($0.4 million) and Japan ($1.2 million);

•	costs of expansion into China ($0.4 million); and

•	higher audit fees, personnel costs (including stock-based compensation), and travel costs in North America ($1.5 million), offset by a decrease in convention cost as the North American Convention was held in the first quarter of 2006 as compared to the second quarter a year ago ($0.7 million).
     Selling, general and administrative expenses were $23.9 million, or 31.6% of net sales, for the six months ended June 30, 2006 compared with $21.6 million, or 23.3% of net sales, for the six months ended June 30, 2005. Excluding KGC, selling, general and administrative expenses were 21.3% of net sales in the comparable period in the prior year, and increased by $7.7 million, or 48%, in the six months ended June 30, 2006, mainly due to increases in the following:
•	costs of opening new markets in Mexico ($0.9 million) and Japan ($2.3 million);

•	costs of expansion into China ($0.8 million);

•	increased personnel costs and professional fees in Hong Kong ($0.5 million); and

•	higher audit fees, legal fees, personnel costs (including stock-based compensation), and travel costs in North America ($2.6 million).
     Other Income (Expense). Other income was $0.2 million for the three months ended June 30, 2006 compared with an expense of $0.4 million for the three months ended June 30, 2005. For the first six months of the year, other income was $0.4 million compared with an expense of $0.7 million a year ago. This increase in other income for the six month period results primarily from interest income, including imputed interest of $0.4 million on the KGC receivable, and a reduction in foreign currency losses of $0.6 million due to the elimination of the Company’s exposure to the euro.

     Income Taxes. The Company recorded a provision of $0.2 million and $0.4 million during the three and six months ended June 30, 2006, respectively, related to its international operations. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized. The Company recorded an income tax benefit of $0.7 million, or 24% of income before income taxes and minority interest, for the three months ended June 30, 2005, and a provision of $0.3 million, or 31% of income before income taxes and minority interest, for the six months ended June 30, 2005.
     Minority Interest. Minority interest expense was $14 thousand for the three months ended June 30, 2006 compared to expense of $46 thousand for the three months ended June 30, 2005. Minority interest expense was $44 thousand for the six months ended June 30, 2006 compared to expense of $63 thousand for the six months ended June 30, 2005. Since the sale of KGC, minority interest expense has become insignificant.
     Net Income (Loss). Net loss was $2.8 million, or 7.7% of net sales, for the three months ended June 30, 2006 compared to net loss of $2.2 million, or 4.3% of net sales, for the three months ended June 30, 2005. Net loss was $3.9 million, or 5.2% of net sales, for the six months ended June 30, 2006 compared to net income of $0.6 million, or 0.7% of net sales, for the six months ended June 30, 2005. The increased losses were primarily due to lower sales in Hong Kong, and higher selling, general and administrative costs, specifically in North America and the new markets of Mexico, Japan, and China.
Liquidity and Capital Resources
     Cash generated from operations has been the main funding source for the Company’s working capital and capital expenditure. In the past, the Company also borrowed from institutions and individuals and issued preferred stock. In October 2004, the Company raised approximately $16 million, net of transaction fees, through a private equity placement. The Company is constantly evaluating its financial needs and potential sources of additional funding. At June 30, 2006, the Company’s cash and cash equivalents totaled approximately $14.7 million.
     At June 30, 2006, the ratio of current assets to current liabilities was 1.26 to 1.00 and the Company had working capital of approximately $6.6 million. Working capital as of June 30, 2006 decreased $4.0 million compared to that as of December 31, 2005.
     Cash used in operations for the six months ended June 30, 2006 was approximately $3.7 million. Cash was mainly utilized due to the incurrence of net losses and decreases in current liabilities, including deferred revenue, partly offset by a reduction in existing inventories.
     Cash used in by investing activities during the period was approximately $0.2 million, which primarily results from investment in property and equipment, offset by proceeds received on the KGC receivable. Cash used in financing activities during the period was approximately $5 thousand due to repayment of debt. Total cash and cash equivalents decreased by approximately $3.8 million during the period.
     The Company believes that its existing liquidity and cash flows from operations, including its cash and cash equivalents, should be adequate to fund normal business operations expected in the future.
     The Company intends to continue to open additional operations in new foreign markets after 2006. The Company plans to focus on further developing the Japanese, the Mexican and the Chinese markets in the next twelve months. The Company does not expect the sale of its equity interests in eKaire.com and other subsidiaries effective July 1, 2006 (see Note 8 to the consolidated financial statements), to have a significant impact on its financial condition, results of operations, or cash flows.
Related Party Transactions
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and a director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $39,000 and $3,000 during the three month periods ended June 30, 2005 and 2006, respectively, and approximately $78,000 and $18,000 during the six month periods ended June 30, 2005 and 2006, respectively.
     The payment disbursement function was transferred to the Company’s Dallas head office during the third quarter of 2005. In January 2006, the Company hired Sherry LaCore as an employee and simultaneously terminated the oral management agreement with

S&B Business Services. Additionally, the Company closed the warehouse facility by the end of March 2006 and terminated the related lease agreement.
     A director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $1,926,000 were paid to Access and Info during the three and six month periods ended June 30, 2005. Payments totaling approximately $133,000 and $382,000 were paid to Access and Info during the three and six month periods ended June 30, 2006, respectively. At June 30, 2006, approximately $18,000 was due to Info.
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
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, the Chairman of the Company’s Board of Directors and former Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit’s Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. However, since payments were directed into an entity that is partially owned by Mr. Mason, he could no longer be considered “independent” in accordance with the rules of Nasdaq and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee.
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company terminated the employment of each of Messrs. Woodburn and LaCore. No severance has been paid by the Company to Messrs. Woodburn and LaCore and the Audit Committee has investigated and is now considering claims or actions that the Company may bring against them.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continue to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $2,348,000 and $4,135,000 during the three and six month periods ended June 30, 2005, respectively. The Company paid Aloe and certain of its affiliates approximately $1,557,000 during the three and six month periods ended June 30, 2006. At June 30, 2006, approximately $816,000 was due to Aloe and certain of its affiliates.
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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations using the modified-prospective transition method. The modified-prospective transition method does not allow for restatement of prior periods and accordingly, the results of operations for the three and six months ended June 30, 2006 and future periods will not be comparable to our historical results of operations. Under the modified-prospective transition method, compensation cost recognized in the first quarter of 2006 includes (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is presented in the same lines as cash compensation paid to the same individuals.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized stock-based compensation of approximately $124,000 and $301,000 for the three and six months ended June 30, 2006, respectively, which approximates $0.01 and $0.04 per share, respectively. Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation for the three and six months ended June 30, 2006.
     As of June 30, 2006, there was $1.2 million of total unrecognized stock-based compensation on a pre-tax basis related to non-vested stock options. These costs are expected to be recognized over a weighted-average period of 2.3 years.
Recent Accounting Pronouncement
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
Off – Balance Sheet Arrangements
     The Company does not utilize off-balance sheet financing arrangements other than in the normal course of business. The Company finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     In the first six months of 2006, approximately 91% of our revenue was recorded in markets outside the United States. However, that figure does not accurately reflect our foreign currency exposure mainly because the Hong Kong dollar is pegged to the U.S. dollar. We also purchase all inventories in U.S. dollars. Therefore, our currency exposure, mainly to the Korean won, Singapore dollar, New Taiwan dollar, Japanese yen, Mexican peso, and Australian dollar, represents approximately 21% of our revenue in the first six months of 2006. The Company incurred a foreign currency loss of $115 thousand and $195 thousand for the three and six months ended June 30, 2006, respectively.
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
Hedging
     Our exposure to foreign currency fluctuation is expected to increase as the Company further develops the markets in Japan, Mexico and China. The Company currently has no specific plans, but expects to evaluate whether it should use forward or option contracts to hedge its foreign currency exposure.

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
     The Company’s spending is materially effected by the major events planned for at different times of the year. A major promotional event could significantly increase the reported expenses during the quarter in which the event actually takes place, while the revenue that might be generated by the event may not occur in the same reporting period.
Interest Rate Risk
     As of June 30, 2006, we do not think the Company has any exposure to interest rate risk as the Company has limited borrowings that are interest rate sensitive.
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
     Based on this evaluation, the Company’s Chief Financial Officer has concluded that our disclosure controls and procedures at December 31, 2005 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
     In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition as of December 31, 2005 and June 30, 2006, and our results of operations and cash flows for each of the three and six month periods ended June 30, 2005 and 2006.
Changes in Internal Control Over Financial Reporting
     During the six months ended June 30, 2006, there were no additional changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
     The Company is exposed to certain risks factors that may affect operations. The significant risk factors known to the Company are described in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on May 8, 2006. There have been no material changes from the risk factors as previously disclosed in that Form 10-K, except for the following.
We May Be Required To Raise Additional Capital If Revenue Continues To Decline, But Additional Capital May Not Be Available On Terms Acceptable To Us, Or At All.
     We believe that our existing cash and cash equivalents will be sufficient to meet our working capital needs, capital expenditure requirements, and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance these activities if we experience significant further declines in revenue. As such, we may not be able to obtain additional funds on favorable terms, or at all.
Item 6. EXHIBITS

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: August 11, 2006	/s/ Stephanie S. Hayano Stephanie S. Hayano
Chief Executive Officer
(Principal Executive Officer)