Form 10-Q
period 2006-09-30
NATURAL HEALTH TRENDS CORP
filed 2006-11-09
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 6, 2006, the number of shares outstanding of the registrant’s common stock was 8,199,933 shares.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
Quarterly Report on Form 10-Q
September 30, 2006

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
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:
•	our relationship with our distributors;

•	our need to continually recruit new distributors;

•	our internal controls and accounting methods may require further modification;

•	our need to raise additional capital if revenues continue to decline;

•	risks related to an SEC investigation and securities litigation;

•	adverse consequences from audit committee investigations or management changes;

•	regulatory matters governing our products and network marketing system;

•	regulatory matters pertaining to direct-selling laws, specifically in China;

•	our ability to recruit and maintain key management and consultants;

•	adverse publicity associated with our products or direct selling organizations;

•	product liability claims;

•	our reliance on outside manufacturers;

•	risks associated with operating internationally, including foreign exchange risks;

•	product concentration;

•	dependence on increased penetration of existing markets;

•	the competitive nature of our business; and

•	our ability to generate sufficient cash to operate and expand our business.
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December	September
	31, 2005	30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,470	$12,142
Restricted cash	903	652
Accounts receivable	300	259
Inventories, net	12,993	9,881
Other current assets	4,632	4,777

Total current assets	37,298	27,711
Property and equipment, net	3,143	3,942
Goodwill	14,145	14,145
Intangible assets, net	4,529	3,811
Other assets	4,833	5,260

Total assets	$63,948	$54,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,023	$1,023
Income taxes payable	1,308	1,528
Accrued distributor commissions	4,001	3,363
Other accrued expenses	6,827	6,133
Deferred revenue	9,897	8,113
Debt	109	—
Other current liabilities	2,537	2,999

Total current liabilities	26,702	23,159
Commitments and contingencies
Minority interest	77	43
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 7,108,867 and 8,199,933 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	7	8
Additional paid-in capital	69,417	69,902
Accumulated deficit	(32,668)	(39,092)
Accumulated other comprehensive income:
Foreign currency translation adjustment	413	849

Total stockholders’ equity	37,169	31,667

Total liabilities and stockholders’ equity	$63,948	$54,869

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net sales	$58,071	$29,945	$150,789	$105,740
Cost of sales	12,984	6,646	33,590	23,220

Gross profit	45,087	23,299	117,199	82,520
Operating expenses:
Distributor commissions	29,087	15,456	77,959	54,902
Selling, general and administrative expenses	15,108	10,630	36,662	34,567
Recovery of KGC receivable	—	(338)	—	(652)

Total operating expenses	44,195	25,748	114,621	88,817

Income (loss) from operations	892	(2,449)	2,578	(6,297)
Other income (expense), net	(88)	309	(761)	696

Income (loss) before income taxes and minority interest	804	(2,140)	1,817	(5,601)
Income tax provision	(610)	(344)	(924)	(788)
Minority interest	(75)	9	(138)	(35)

Net income (loss)	$119	$(2,475)	$755	$(6,424)

Income (loss) per share:
Basic	$0.02	$(0.30)	$0.11	$(0.80)

Diluted	$0.01	$(0.30)	$0.09	$(0.80)

Weighted-average number of shares outstanding:
Basic	6,951	8,200	6,875	8,039

Diluted	8,418	8,200	8,267	8,039

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$755	$(6,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	290	823
Amortization of intangibles	705	718
Minority interest	138	35
Stock-based compensation	—	469
Imputed interest on KGC installment payable	—	(527)
Recovery of KGC receivable	—	(652)
Imputed compensation	33	—
Changes in assets and liabilities:
Accounts receivable	(328)	56
Inventories	(3,353)	3,006
Other current assets	(4,423)	(515)
Other assets	(604)	(138)
Accounts payable	1,107	(952)
Income taxes payable	579	215
Accrued distributor commissions	1,686	(603)
Other accrued expenses	2,987	(699)
Deferred revenue	4,283	(1,787)
Other current liabilities	641	453

Net cash provided by (used in) operating activities	4,496	(6,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,885)	(1,622)
Decrease in restricted cash	255	114
Decrease in certificate of deposit	—	104
Proceeds from KGC receivable (see Note 4)	—	1,492

Net cash provided by (used in) investing activities	(1,630)	88

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(529)	(23)
Proceeds from issuance of common stock	3,606	18
Offering costs	(104)	—

Net cash provided by (used in) financing activities	2,973	(5)

Effect of exchange rates on cash and cash equivalents	161	111

Net increase (decrease) in cash and cash equivalents	6,000	(6,328)
CASH AND CASH EQUIVALENTS, beginning of period	22,324	18,470

CASH AND CASH EQUIVALENTS, end of period	$28,324	$12,142

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
     Effective December 31, 2005, the Company sold its 51% equity interest in its Eastern European business, KGC Networks Pte Ltd. (“KGC”). As a result, the results of operations of KGC are not included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2006. Effective July 1, 2006, the Company sold its equity interests in eKaire.com, Inc. and other subsidiaries that distribute products under the “Kaire” brand (collectively, the “Kaire Entities”). As a result, the results of operations of the Kaire Entities are not included in the Company’s consolidated statement of operations for the three months ended September 30, 2006. The results of operations of the Kaire Entities for the first six months of 2006 are included in the Company’s consolidated statement of operations for the nine months ended September 30, 2006. See Note 4.
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
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and since there is no basis to reasonably estimate the Company’s sales returns or warranty obligation, the Company has deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1.7 million and $1.2 million in revenue and related costs, respectively, for product shipped through September 30, 2006. The deferred costs are recorded in other current assets as the sales return period for distributors is only valid for one year from date of shipment. Since the launch, the Company has experienced a high rate of defects and product returns. As a result, the Company has delayed continued sales of our existing inventory of this product and approached the manufacturer for resolution. The manufacturer has agreed to repair all of the machines in our existing inventory and provide discounts on future purchases. The Company is currently planning to re-launch the sale of the coffee machines in the second half of 2007.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In Thousands, Except Per Share Data)
Net income (loss)	$119	$(2,475)	$755	$(6,424)

Basic weighted-average number of shares outstanding	6,951	8,200	6,875	8,039
Effect of dilutive stock options and warrants	1,467	—	1,392	—

Diluted weighted-average number of shares outstanding	8,418	8,200	8,267	8,039

Income (loss) per share:
Basic	$0.02	$(0.30)	$0.11	$(0.80)
Diluted	$0.01	$(0.30)	$0.09	$(0.80)
     Options to purchase 310,000 shares of common stock were outstanding during each of the three and nine month periods ended September 30, 2005, but were not included in the computation of diluted income per share because the exercise prices were greater than the average market price of the common shares.
     Options and warrants to purchase 1,932,628 and 3,172,628 shares of common stock were outstanding during the three and nine months ended September 30, 2006, respectively, but were not included in the computation of diluted income per share because of the net loss reported for the three and nine months ended September 30, 2006. Options and warrants for 844,624 and 1,080,504 shares of common stock, respectively, were still outstanding at September 30, 2006. Such warrants expire on October 6, 2009. The options have expirations through June 23, 2014.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to beginning-of-year accumulated deficit. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact, if any, the adoption of SAB No. 108 will have on the consolidated financial statements. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year accumulated deficit.
3. STOCK-BASED COMPENSATION
     The Company maintains the 2002 Stock Option Plan (the “2002 Plan”) which provides for the granting of incentive and nonqualified stock options to employees, officers of the Company, members of the board of directors, or consultants. The terms of any particular grant are determined by the board of directors or a committee appointed by the board of directors. Historically, the terms have ranged from five to ten years. Stock options granted to employees and officers of the Company generally vest over three years, and stock options granted to members of the board of directors generally vest immediately. In 2005, the Company amended the 2002 Plan to increase the maximum number of shares available to be issued to 1,550,000 shares of common stock. As of September 30, 2006, 825,376 shares remained available to be granted under the 2002 Plan.
     On August 18, 2006, the Compensation Committee of Company’s Board of Directors approved, subject to stockholder approval, the Natural Health Trends Corp. 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company may grant

(i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights either in tandem with an option or alone and unrelated to an option, or SARs, (vi) performance shares, (vii) award shares, or (viii) stock awards. The 2007 Plan replaces in its entirety the 2002 Plan, which shall be deemed terminated as of the date the Company’s stockholders approve the 2007 Plan. Awards made under the 2002 Plan, however, shall continue to be subject to the terms of such Plan, except to the extent that either there is no conflict between the terms of the 2002 Plan and the terms of the 2007 Plan with respect to such awards or the recipient consents to the applicability of the terms of the 2007 Plan to such awards. The purpose of the 2007 Plan is to enable the Company to attract and retain employees, officers, directors, consultants and advisors; to provide an incentive for them to assist in achieving long-range performance goals; and to enable them to participate in the long-term growth of the Company. The maximum number of shares available for issuance under the 2007 Plan is 1,550,000 shares of common stock.
     From January 2001 through April 2003, the Company granted 1,331,500 stock options outside of the 2002 Plan. The grant included 570,000 options granted to the LaCore and Woodburn Partnership, an entity controlled by Mark Woodburn, former President and director of the Company, and Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company; 600,000 options granted to Mr. LaCore; 30,000 options granted to Benchmark Consulting Group (which was subsequently assigned to the LaCore and Woodburn Partnership); 120,000 options granted to members of the Company’s Board of Directors; 1,500 options granted to an employee; and 10,000 options granted to then unrelated parties.
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
     The Escrowed Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Agent upon receipt from the Agent of an irrevocable proxy to the Company to vote the Escrowed Shares on all matters presented at meetings of stockholders or any written consent executed in lieu thereof. On October 31, 2006, the Company entered into various agreements (the “Settlement Agreements”) with Messrs. Woodburn and LaCore in settlement of certain claims and, as a part of that agreement, agreed that the Escrowed Shares will be reissued to Messrs. Woodburn and LaCore and then pledged to the Company to secure certain obligations of Messrs. Woodburn and LaCore to the Company under the Settlement Agreements. See Note 8.
     As of September 30, 2006, 120,000 options granted outside of the 2002 Plan remain outstanding.
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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations using the modified-prospective transition method. The modified-prospective transition method does not allow for restatement of prior periods and accordingly, the results of operations for the three and nine months ended September 30, 2006 and future periods will not be comparable to our historical results of operations. Under the modified-prospective transition method, compensation cost recognized in our results of operations includes (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is presented in the same lines as cash compensation paid to the same individuals.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized stock-based compensation of approximately $167,000 and $469,000 for the three and nine months ended September 30, 2006, respectively, which approximates $0.02 and $0.06 per share, respectively. Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation for the three and nine months ended September 30, 2006.

     As of September 30, 2006, there was $1.1 million of total unrecognized stock-based compensation on a pre-tax basis related to non-vested stock options. These costs are expected to be recognized over a weighted-average period of 2.3 years.
Pro Forma Information Under SFAS No. 123(R) for Periods Prior to January 1, 2006
     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$119	$755
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(60)

Pro forma net income	$99	$695

Basic income per share:
As reported	$0.02	$0.11
Pro forma	$0.01	$0.10
Diluted income per share:
As reported	$0.01	$0.09
Pro forma	$0.01	$0.08
     No options were granted during the nine months ended September 30, 2005.
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
     On July 31, 2006, the Company entered into a letter agreement with Stephanie Hayano pursuant to which Ms. Hayano agreed to serve as the President and Chief Executive Officer of the Company and to serve on the Company’s Board of Directors. Ms. Hayano was granted options to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.79 per share (the closing price on The Nasdaq Stock Market on July 31, 2006, the date of grant). The options vest in equal annual installments over three years and expire on July 31, 2011. The grant date fair value of the options of $1.81 per share was estimated based on an expected life of 3.5 years, risk-free interest rate of 4.9%, expected volatility of 94%, and dividend yield of zero. No other stock options were granted during the three months ended September 30, 2006.
     During the nine months ended September 30, 2006, the Company granted 170,000 stock options with a weighted-average fair value of $2.27 per share. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions: expected life of 3.5 years, risk-free interest rate of 4.9%, expected volatility of 93%, and dividend yield of zero.

     A summary of the status and activity of the Company’s stock option awards is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]
Outstanding at December 31, 2005	1,922,124	$5.17	5.9	$11,431
Granted	20,000	9.31	—	—
Exercised	(1,091,066)	1.01	—	—
Forfeited or expired	(148,934)	2.82	—	—

Outstanding at March 31, 2006	702,124	12.25	4.4	630
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at June 30, 2006	702,124	12.25	4.2	266
Granted	150,000	2.79	—	—
Exercised	—	—	—	—
Forfeited or expired	(7,500)	10.01	—	—

Outstanding at September 30, 2006	844,624	10.59	4.1	132

Vested and expected to vest at September 30, 2006	826,918	10.66	4.1	132
Exercisable at September 30, 2006	512,132	12.98	3.7	132

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

     No stock options were exercised during the three months ended September 30, 2006. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $9,701,000. No options were exercised during the nine months ended September 30, 2005. The total fair value of stock options vested during each of the three months ended September 30, 2005 and 2006 was $20,000, and the total fair value of stock options vested during the nine months ended September 30, 2005 and 2006 was $92,000 and $197,000, respectively.
     A summary of the Company’s non-vested stock activity is as follows:

		Wtd. Avg.
		Fair Value
		at Grant
	Shares	Date
Non-vested at December 31, 2005	222,980	$6.74
Granted	12,000	6.03
Vested	(17,496)	6.69
Forfeited or expired	(30,000)	6.49

Non-vested at March 31, 2006	187,484	6.74
Granted	—	—
Vested	(2,496)	7.87
Forfeited or expired	—	—

Non-vested at June 30, 2006	184,988	6.72
Granted	150,000	1.81
Vested	(2,496)	7.87
Forfeited or expired	—	—

Non-vested at September 30, 2006	332,492	4.50

4. SALE OF SUBSIDIARY STOCK
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
     At the same time and as a condition of the sale, the Company entered into a separate agreement pursuant to which KGC is obligated to pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling approximately $2.8 million, which will be reduced as payments are received. As of September 30, 2006, KGC is current on all monthly payments due, and as such, the Company reversed $652,000 of the reserve.
     KGC sells the Company’s products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the results of KGC for the first nine months of 2005 have been reported in results from operations.

     Had KGC not been reflected in results from operations, the Company’s statement of operations for the first three and nine months of 2005 would have reflected the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
		As		As
	Actual	Adjusted	Actual	Adjusted
Net sales	$58,071	$48,231	$150,789	$124,315
Gross profit	45,087	36,988	117,199	95,812
Distributor commissions	29,087	24,891	77,959	65,799
Income from operations	892	1,675	2,578	3,363
Kaire Entities
     Effective July 1, 2006, the Company entered into a Stock Purchase Agreement with Kaire International (Canada) Ltd. (“Kaire International”) pursuant to which the Company sold to Kaire International 1,000 common shares of eKaire.com (“eKaire”), a Delaware corporation, representing 100% of the total number of common shares of eKaire outstanding; 510 common shares of Kaire Nutraceuticals Australia Pty. Limited (“Kaire Australia”), an Australian company, representing the Company’s 51% of the total number of common shares of Kaire Australia outstanding; and 510 common shares of Kaire Nutraceuticals New Zealand Limited (“Kaire New Zealand”), a New Zealand company, representing the Company’s 51% of the total number of common shares of Kaire New Zealand outstanding for book value, which approximates $150,000.
     Upon the effective date of the transaction, the Company no longer consolidates the financial statements of the Kaire Entities. The Company does not believe the historical revenues and expenses of the Kaire Entities or the actual sale transaction is significant, and therefore, does not warrant discontinued operation presentation. As such, the results of the Kaire Entities for the first six months of 2006 have been reported in the Company’s consolidated results from operations.
5. COMPREHENSIVE INCOME (LOSS) (In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net income (loss)	$119	$(2,475)	$755	$(6,424)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	60	209	144	436

Comprehensive income (loss)	$179	$(2,266)	$899	$(5,988)

6. CONTINGENCIES
Legal Matters
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleges that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of 206.7 million Korean won (approximately $216,000 at September 30, 2006). LXK also incurred related costs of 40.0 million Korean won (approximately $42,000 at September 30, 2006) as a result of the judgment. The Company recorded a reserve for the entire 246.7 million Korean won at December 31, 2004 and has appealed the ruling. On May 10, 2006, an intermediate court of appeals issued a ruling that the Company believes reversed that part of the judgment that had imposed 186.7 million Korean won of the fine, but upheld the fine of 20.0 million Korean won (which has already been paid) and the ruling that Alura cannot be imported as a cosmetic product. LXK has filed an appeal of this ruling with the Korean Supreme Court. The Company has been unable to determine with certainty that it will not be subject to the fine of 186.7 million Korean won if the appeal is unsuccessful, and will therefore continue to reserve 226.7 million Korean won (approximately $236,000 at September 30, 2006). The inability to sell Alura in South Korea if the appeal is unsuccessful is not anticipated to have a material adverse effect on the financial condition, results of operations, cash flow or business prospects of LXK.

     On or around March 31, 2004, NHT Global U.S. received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had wrongfully terminated an alleged oral distributorship agreement with Mr. Loghry and that the Company had breached an alleged oral agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) seeking, inter alia, unspecified damages from Mr. Loghry for disparagement and a declaration that Mr. Loghry was not wrongfully terminated and is not entitled to recover anything from NHT Global U.S. or the Company. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. asserting his previously threatened claims. In September 2004, Mr. Loghry filed third party claims against certain officers of the Company and NHT Global U.S., including against Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company, and Mark Woodburn, former President and director of the Company, for fraud, Messrs. LaCore, Woodburn, and a certain NHT Global distributor for conspiracy to commit fraud and tortuous interference with contract. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Mr. Loghry then filed amended counterclaims and, on June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) against the Company; NHT Global U.S.; Messrs. LaCore and Woodburn; Curtis Broome, President of Greater China and Southeast Asia; and a certain independent distributor of NHT Global U.S., essentially alleging the same claims asserted by Loghry in the Northern District of Texas. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. The Company has filed, and the Trustee has opposed, a motion to consolidate the Loghry Case and the Trustee’s Case. The Court has not yet ruled on that motion. On August 29, 2006, the Loghry Case was removed from the Court’s October 2006 trial docket and has not been reset for trial. Nor has the Trustee’s Case been set for trial. In addition, in the Loghry Case, the Company has filed a motion for summary judgment dismissing Mr. Loghry’s remaining claim against the Company in that case. Each of the other plaintiffs in the Loghry Case has also filed motions for summary judgment dismissing all of the remaining counter-claims against them in that case. Mr. Loghry has also filed a motion for partial summary judgment dismissing certain claims and counter-claim defenses of the Company and the other plaintiffs in the Loghry Case. All of these motions for summary judgment are still pending. The Company continues to deny the allegations by Loghry and the United States Trustee and intends to vigorously contest their claims. An unfavorable judgment could have a material adverse effect on the financial condition of the Company.
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
     On November 12, 2004, Dorothy Porter filed a complaint against the Company in the United States District Court for the Southern District of Illinois alleging that she sustained a brain hemorrhage after taking Formula One, an ephedra-containing product marketed by Kaire Nutraceuticals, Inc. and eKaire.com, Inc., former subsidiaries of the Company. Ms. Porter sued the Company for strict liability, breach of warranty and negligence. On October 10, 2006, the Company and Ms. Porter entered into a settlement agreement that requires Ms. Porter to dismiss this lawsuit with prejudice.
     On January 13, 2005, Nature’s Sunshine Products, Inc. and Nature’s Sunshine Products de Mexico S.A. de C.V. (collectively “Nature’s Sunshine”) filed suit against the Company in the Fourth Judicial District Court, Utah County, State of Utah seeking injunctive relief and unspecified damages against the Company, NHT Global U.S., the Company’s Mexican subsidiary, and the Company’s Mexico management team, Oscar de la Mora Romo and Jose Villarreal Patino, alleging among other things that the Company’s employment of De la Mora and Villarreal violated or could lead to the violation of certain non-compete, non-solicitation, and confidentiality agreements allegedly in effect between De la Mora and Villarreal and Nature’s Sunshine. After the Company removed the case to federal court, Nature’s Sunshine voluntarily dismissed its lawsuit and filed a new lawsuit in the Fourth Judicial District Court in Utah County, Utah. After a hearing on August 22, 2005, the district court preliminarily enjoined Messrs. De la Mora and Villarreal from disclosing any confidential information of Nature’s Sunshine or soliciting any employee or distributor of Nature’s Sunshine or inducing them to terminate their relationship with Nature’s Sunshine. The court refused, however, to enjoin Messrs. De la Mora or Villarreal from competing with Nature’s Sunshine. Nature’s Sunshine subsequently filed a petition for interlocutory review with the Utah Supreme Court. The Supreme Court delegated the petition to the Utah Court of Appeals, which denied the petition. On April 6, 2006, a mutual agreement was entered into with Messrs. De la Mora and Villarreal terminating their employment between them and affiliates of the Company. Nevertheless, Nature’s Sunshine continues to seek damages from the Company and Messrs. De la Mora and Villarreal for alleged solicitation of Nature Sunshine’s employees and distributors and use of Nature’s Sunshine’s confidential information. If the Company or Messrs. De la Mora and Villarreal are unsuccessful in defending this action, the Company may be required to pay damages and attorneys’ fees that may be assessed against it.
     On or about March 1, 2006, the Company hired Peter Dale, a former executive with the Nature’s Sunshine subsidiary doing business in Japan, Nature’s Sunshine Japan Co., Ltd. (“NSJ”), to serve as an executive vice president with responsibilities in Asia. On August 14, 2006, NSJ filed a lawsuit against Mr. Dale, but not the Company, in federal court in Utah alleging that Mr. Dale has breached an agreement containing covenants of non-competition, non-solicitation, and confidentiality. The Company intends to assist Mr. Dale in vigorously defending this lawsuit. However, if Nature’s Sunshine were to prevail in such a lawsuit, Mr. Dale could be enjoined from working for the Company until at least February 15, 2007, which could have a material adverse effect on the Company’s business in Japan.
     On September 11, 2006, a putative class action lawsuit was filed by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. The Company believes that the claims alleged in this lawsuit are without merit, and the Company intends to vigorously defend this lawsuit.
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
Other Matters
     In August 2006, the Company was advised by the Staff of the SEC that it was conducting an informal inquiry into matters that are the subject of previously disclosed investigations by the Company’s Audit Committee, including the payments received by two former officers and directors of the Company from an independent distributor. In connection with the inquiry, the SEC Staff requested that the Company voluntarily provide it with certain information and documents, including information gathered by the independent investigator engaged by the Company’s Audit Committee. The Company voluntarily cooperated with this inquiry. On October 20, 2006, the Company received a formal order of investigation issued by the SEC (see Note 8).
     On October 31, 2006, the Company, Messrs. Woodburn and LaCore entered into several agreements (collectively, the “Settlement Agreements”), pursuant to which they resolved certain pending disputes among the parties (see Note 8).
7. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and a director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $41,000 during the three month periods ended September 30, 2005, and approximately $119,000 and $18,000 during the nine month periods ended September 30, 2005 and 2006, respectively. No amounts were paid during the three months ended September 30, 2006.
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
     A director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $1,928,000 and $3,854,000 were paid to Access and Info during the three and nine month periods ended September 30, 2005, respectively. Payments totaling approximately $47,000 and $429,000 were paid to Access and Info during the three and nine month periods ended September 30, 2006, respectively. At September 30, 2006, approximately $43,000 was due to Info.
     In connection with its acquisition of MarketVision Communications Corporation (“MarketVision”) in 2004, the Company entered into a software license agreement (the “Software License Agreement”), with MarketVision Consulting Group, LLC, a limited liability company owned by John Cavanaugh, the President of MarketVision, and Jason Landry, a Vice President of MarketVision (the “Licensee”). Upon an Event of Default (as defined), the Software License Agreement grants, among other things, the Licensee with an irrevocable, exclusive, perpetual, royalty free, fully-paid, worldwide, transferable, sublicensable right and license to use, copy, modify, distribute, rent, lease, enhance, transfer, market, and create derivative works to the MarketVision software. An “Event of Default” under the Software License Agreement includes a “Share Default,” which is defined as the market value per share of the Company failing to equal or exceed $10.00 per share for any one rolling period of six months for a certain period following the acquisition of MarketVision. The last time that the Company’s stock closed at or above $10.00 per share was February 16, 2006, and a Share Default would otherwise have occurred on August 17, 2006. In August, September, and October 2006, the parties to the Software License Agreement amended that agreement to provide that no Share Default will occur prior to November 30, 2006.
     Despite the granting of such a license to the Licensee if an Event of Default should occur, under the Software License Agreement, the Company and MarketVision retain the right to continue to use the MarketVision software for its internal use only and not as an application service provider or service bureau, but may not rent, lease, license, transfer or distribute the software without the Licensee’s prior written consent. Moreover, the Company would have the right to receive certain application service provider services from Licensee. Although the Company does not believe that an Event of Default would, by itself, have a material adverse effect on the Company, it is possible that it could trigger other events that have such an effect. For example, it is possible that the Company could lose the services of Mr. Cavanaugh, Mr. Landry, or other employees of MarketVision.
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
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company terminated the employment of each of Messrs. Woodburn and LaCore. See Note 8.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continue to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $3,234,000 and $7,369,000 during the three and nine month periods ended September 30, 2005, respectively. The Company paid Aloe and certain of its affiliates approximately $1,874,000 and $3,431,000 during the three and nine month periods ended September 30, 2006, respectively. At September 30, 2006, approximately $7,000 was due to Aloe and certain of its affiliates.

8. SUBSEQUENT EVENTS
Formal SEC Investigation
     On October 20, 2006, the Company received a formal order of investigation issued by the SEC regarding possible securities laws violations by the Company and/or other persons. At this time, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on the Company. The Company intends to cooperate fully with the SEC with respect to its investigation.
Settlement with Messrs. Woodburn and LaCore
     On February 10, 2006, the Company entered into an Escrow Agreement (the “Escrow Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, an affiliate of Woodburn and LaCore, and Krage and Janvey LLP, as escrow agent (the “Escrow Agent”). Pursuant to the Escrow Agreement, (i) the Company issued and deposited with the Escrow Agent stock certificates in the name of the Escrow Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Woodburn and LaCore deposited with the Agent an aggregate of $1,206,000 in immediately available funds (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issuable upon the cashless exercise of options issued in 2001 and 2002 to Mr. LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The Escrowed Shares were issued to the Escrow Agent upon receipt from the Escrow Agent of an irrevocable proxy to the Company to vote the Escrowed Shares on matters presented at meetings of stockholders or written consents executed in lieu thereof. The parties also agreed that the Escrow Agent will hold the Escrowed Shares and the Cash Deposit until it receives (i) joint written instructions from the Company, Woodburn and LaCore, or (ii) a final non-appealable order from a court of competent jurisdiction.
     On October 31, 2006, the Company, Messrs. Woodburn and LaCore entered into several agreements (collectively, the “Settlement Agreements”), pursuant to which they resolved certain pending disputes among the parties. The following is a summary of the principal terms of the Settlement Agreements:
Main Agreement
     Each of the Company, Messrs. Woodburn and LaCore have agreed that:
i.	In connection with certain payments received by Messrs. Woodburn and LaCore from an independent distributor of the Company (see Note 7), they have agreed to pay an aggregate of $2.5 million (the “Payment Amount”) to the Company by no later than October 31, 2008 (see “Non-Recourse Secured Promissory Note” below);

ii.	The Escrowed Shares shall be reissued to Messrs. Woodburn and LaCore (or their designees) and such shares (the “Pledged Shares”) shall be pledged to the Company as collateral for their obligations under (x) the Non-Recourse Secured Promissory Note and (y) the indemnification agreement (see “Indemnification Agreement” below);

iii.	The Pledged Shares and other shares of Company capital stock held directly or indirectly by Messrs. LaCore and/or Woodburn shall be the subject of a voting agreement with the Company (see “Voting Agreement” below);

iv.	The Cash Deposit plus accrued and unpaid interest shall be wired by the Escrow Agent to Mr. LaCore concurrent with the signing of the Settlement Agreements;

v.	Mr. LaCore shall provide the Company with assistance for up to 10 hours per month with respect to network marketing, compensation plan adjustments and strategic planning assistance during the one-year period ending October 31, 2007;

vi.	Mr. Woodburn shall be engaged as a consultant to the Company (see “Consulting Agreement” below);

vii.	Each of Messrs. LaCore and Woodburn shall enter into restricted activity and proprietary rights assignment agreements (see “Restricted Activity Agreements” below);

viii.	The Company shall issue a limited release to each of Messrs. LaCore and Woodburn (see “Limited Release” below);

ix.	Each of Messrs. LaCore and Woodburn shall issue a general release to the Company (see “General Releases” below);

x.	Prior to October 31, 2009, without the prior written consent of the Company, each of Messrs. LaCore and Woodburn shall not, among other things, acquire (or seek to acquire) Company assets or capital stock, solicit proxies or influence the voting of the Company’s capital stock, or attend Company stockholder meetings (unless invited by the Company);

xi.	Each of Messrs. LaCore and Woodburn agree to other restrictive covenants, including participate in any class action or other legal action against the Company or its affiliates (except with respect to defending claims), making disparaging statements about the Company or its affiliates, or accepting payments from Company distributors; and

xii.	Claims for indemnification and advancement by Messrs. LaCore and Woodburn shall be governed by Delaware law and the Company’s certificate of incorporation and by-laws.
Non-Recourse Secured Promissory Note
     Messrs. LaCore and Woodburn have executed and delivered a Non-Recourse Secured Promissory Note (the “Note”), pursuant to which they have jointly and severally agreed to pay to the Company the Payment Amount plus interest accrued at the rate of 6% per annum by no later than October 31, 2008. The Pledged Shares have been pledged as the sole collateral to secure Messrs. LaCore and Woodburn’s obligations under the Note and the Indemnification Agreement. At any time, Messrs. LaCore and Woodburn may elect to repay all or part of the Note by delivering a number of Pledged Shares based upon the Fair Market Value (as defined in the Note) of such shares. The Company may also elect at any time to have all or part of the Note repaid by requiring the surrender of a number of Pledged Shares having a Fair Market Value equal to the repayment amount. In no event shall Messrs. LaCore and/or Woodburn be obligated to repay an amount due under the Note in excess of the Fair Market Value of the Pledged Shares.
Indemnification Agreement
     The Company, Messrs. LaCore and Woodburn have executed and delivered an Indemnification Agreement, pursuant to which each of Messrs. LaCore and Woodburn has agreed as to his individual conduct to indemnify and hold harmless the Company and its affiliates for his conduct except for (i) Specified Conduct (as defined), and (ii) conduct for which Messrs. LaCore or Woodburn, as the case may be, is entitled to indemnification from the Company under the Company’s certificate of incorporation, by-laws and Delaware law.
Voting Agreement
     The Company, Messrs. LaCore and Woodburn have executed and delivered a Voting Agreement, pursuant to which during the three year period ending October 31, 2009 each of Messrs. LaCore and Woodburn has agreed that all shares of Company capital stock beneficially owned by them or shares acquired by them will be, or become, the subject of the Voting Agreement. Pursuant to the Voting Agreement, all of such shares shall be voted by the Company’s Board of Directors, or such third party that is reasonably acceptable to each of the Company, Messrs. LaCore and Woodburn.
Consulting Agreement
     The Company and Mr. Woodburn have executed and delivered a Consulting Agreement, pursuant to which the Company has engaged Mr. Woodburn as a consultant for a one-year period. Mr. Woodburn is to report directly to the Company’s President and Chief Executive Officer and has agreed to assist the Company with general administration, accounting, finance and strategic planning. Mr. Woodburn will be paid $17,000 per month plus reimbursement of bona fide business expenses approved in advance in writing by the Company. If Mr. Woodburn is terminated without Cause (as defined in the Consulting Agreement), he will be entitled to continue to receive his monthly retainer fee for the remainder of the term, unless he breaches the terms of his Restricted Activity Agreement or otherwise engages in a Competitive Activity (as defined in the Restricted Activity Agreement). Mr. Woodburn is permitted to engage in certain consulting activities for third parties that will not constitute Cause under the Consulting Agreement.
Restricted Activity Agreements
     Each of Messrs. LaCore and Woodburn have executed and delivered Restricted Activity and Proprietary Rights Assignment Agreements with the Company, pursuant to which they have each agreed to keep confidential or competitively sensitive information confidential and to disclose and assign to the Company any Work Product (as defined in the agreements). During the one year period ending October 31, 2007, Mr. LaCore has agreed not to directly or indirectly (i) recruit or solicit any company personnel or independent distributors, or (ii) perform any services for any independent distributor of the Company (the “Covenant Not to Interfere”). During the term of his consulting arrangement with the Company through the one year period following the receipt of his last monthly consulting fee or severance payment, Mr. Woodburn has also agreed to the Covenant Not to Interfere. In addition, except for Permitted Consulting Arrangements (as hereinafter defined), during the one year period ending on October 31, 2007, Mr. Woodburn has agreed not engage in any activity which competes with any substantial aspect or part of the Company’s business (or any affiliate thereof). “Permitted Consulting Arrangements” means any consulting or similar arrangement or agreement between Woodburn and any third party so long as Woodburn delivers to the Company not less than 10 business days prior to the commencement of service a written notice that describes the terms and conditions of the proposed consulting arrangement.
Limited Release
     The Company has executed a limited release in favor of Messrs. LaCore and Woodburn with respect to all charges, claims, causes of action and demands related to their (i) directing, accepting, or permitting payments to or from positions 1001 to 1014 in the Company’s distributor tree from January 1, 2001 through the date of the release, (ii) any related party transactions relating or pertaining to Messrs. LaCore or Woodburn that were previously disclosed in the Company’s public filings, and (iii) any disclosures made or omitted, if any, relating or pertaining to any of the foregoing conduct (collectively, the “Specified Conduct”).
General Releases
     Messrs. LaCore and Woodburn have executed a general release in favor of the Company and its affiliates, including present and former stockholders, officers, directors, shareholders, employees, and representatives with respect to all charges, claims, causes of action and demands of any nature, known or unknown, which Messrs. LaCore or Woodburn had or may have in the future, except with respect to the Company’s obligations under the Settlement Agreements.
     In connection with the execution of the Settlement Agreements, the Company, Mr. LaCore, Mr. Woodburn, and the Escrow Agent terminated the Escrow Agreement.

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
     NHT Global commenced operations in January 2001 and has experienced tremendous growth. As of September 30, 2006, it is conducting business in at least 15 countries through approximately 103,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year.
     Although we have experienced significant revenue growth in prior years due in part to our efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in 2006. Our priority for the remainder of 2006 is to progress further on developing the Japanese, Mexican and Chinese markets.
     In year 2005 and the first nine months of 2006, we generated greater than 90% of our revenue from outside North America, with sales in Hong Kong representing approximately 62% and 68% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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
     At the same time and as a condition of the sale, the Company entered into a separate agreement pursuant to which KGC is obligated to pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling approximately $2.8 million, which will be reduced as payments are received. As of September 30, 2006, KGC is current on all monthly payments due, and as such, the Company reversed $652,000 of the reserve.
     KGC sells the Company’s products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the results of KGC for the first nine months of 2005 have been reported in results from operations.
     Had KGC not been reflected in results from operations, the Company’s statement of operations for the three and nine months ended September 30, 2005 would have reflected the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
		As		As
	Actual	Adjusted	Actual	Adjusted
Net sales	$58,071	$48,231	$150,789	$124,315
Gross profit	45,087	36,988	117,199	95,812
Distributor commissions	29,087	24,891	77,959	65,799
Income from operations	892	1,675	2,578	3,363
     Effective July 1, 2006, the Company sold its equity interests in eKaire.com, Inc. and other subsidiaries that distribute nutritional supplements aimed at general health and wellness (see Note 4 to the consolidated financial statements).
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
     During 2005 and the first nine months of 2006, approximately 62% and 68% of our revenue, respectively, was generated in Hong Kong. Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. After consulting with outside professionals, the Company believes that our Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchases of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations — or adopt new laws and regulations — to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributable to us.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006

North America	$3,534	6.1%	$3,138	10.5%	$12,486	8.3%	$9,385	8.9%
Hong Kong	37,653	64.8	19,124	63.9	94,902	62.9	72,337	68.4
Taiwan	1,082	1.9	1,132	3.8	2,895	1.9	3,046	2.9
Southeast Asia	2,687	4.6	530	1.8	5,493	3.6	1,388	1.3
Russia and Eastern Europe[1]	9,840	16.9	—	—	26,474	17.6	—	—
South Korea	2,453	4.2	3,324	11.1	6,066	4.0	9,552	9.0
Australia/New Zealand	382	0.7	240	0.8	1,120	0.7	831	0.8
Japan	—	—	1,572	5.2	—	—	5,702	5.4
Latin America	65	0.1	885	2.9	65	0.1	2,808	2.6

Total NHT Global	57,696	99.3	29,945	100.0	149,501	99.1	105,049	99.3

North America	267	0.5	—	—	956	0.7	507	0.5
Australia/New Zealand	108	0.2	—	—	332	0.2	184	0.2

Total eKaire[2]	375	0.7	—	—	1,288	0.9	691	0.7

	$58,071	100%	$29,945	100%	$150,789	100%	$105,740	100%

[1]	The Company no longer consolidates the operating results of KGC for periods beginning after December 31, 2005 as it sold its 51% interest in KGC to Bannks Foundation effective December 31, 2005.

[2]	The Company no longer consolidates the operating results of the Kaire Entities for periods beginning after June 30, 2006 as it sold its interests in the Kaire Entities to Kaire International (Canada) Ltd. effective July 1, 2006.

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
     Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product’s wholesale cost. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Distributor commissions are dependent on the sales mix and, for the first nine months of 2006, represented 52% of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time, we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets and goodwill, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above. If circumstances change relating to the various assumptions or other factors used in such estimates the Company could experience an adverse effect on its consolidated financial condition, changes in financial condition, and results of operations. The Company’s critical accounting policies at September 30, 2006 include the following:
     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at September 30, 2006 was approximately $9.9 million, net of reserve of $0.9 million. The Company recorded additional reserve of $0.4 million during the three months ended September 30, 2006.
     Valuation of Goodwill and Impairment Analysis. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At September 30, 2006, goodwill of approximately $14.1 million was reflected on the Company’s balance sheet. No impairment of goodwill has been identified in any of the periods presented. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the book value of its property and equipment and intangible assets whenever an event or change in circumstances indicates that the net book value of an asset or group of assets may be unrecoverable. The Company’s impairment review includes a comparison of future projected cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated carrying value. The Company believes its expected future cash flows approximate or exceed its net book value. However, if circumstances change and the net book value of the asset or group of assets exceeds expected cash flows, the Company would have to recognize an impairment loss to the extent the net book value of the asset exceeds its fair value. At September 30, 2006, the net book value of the Company’s property and equipment, and intangible assets, were approximately $3.9 million and $3.8 million, respectively. No such losses were recognized for the three and nine months ended September 30, 2006.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 13% of product sales. Sales returns are approximately 4% and 5% of product sales for the nine months ended September 30, 2005 and 2006, respectively. The allowance for sales returns was approximately $1.7 million and $1.8 million at December 31, 2005 and September 30, 2006, respectively. No material changes in estimates have been recognized for the three and nine months ended September 30, 2006.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.5 million at December 31, 2005 and $1.0 million at September 30, 2006 respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     During April 2005, the Company launched a new product line, Gourmet Coffee Café, which consists of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café is a very different product than the Company’s other products and since there is no basis to reasonably estimate the Company’s sales returns or warranty obligation, the Company has deferred revenue generated from their sale until sufficient return and warranty experience on the product can be established. The deferral totaled approximately $1.7 million and $1.2 million in revenue and related costs, respectively, for product shipped through September 30, 2006. The deferred costs are recorded in other current assets, as the sales return period for distributors is only for a year. Since the launch, the Company has experienced a high rate of defects and product returns. As a result, the Company has delayed continued sales of our existing inventory of this product and approached the manufacturer for resolution. The manufacturer has agreed to repair all of the machines in our existing inventory and provide discounts on future purchases. The Company is currently planning to re-launch the sale of the coffee machines in the second half of 2007.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. Costs associated with shipments are included in cost of sales. At September 30, 2006, enrollment package revenue totaling $5.4 million was deferred. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
     Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At September 30, 2006, the valuation allowance equaled its net deferred tax assets due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.
Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.4	22.2	22.3	22.0

Gross profit	77.6	77.8	77.7	78.0
Operating expenses:
Distributor commissions	50.1	51.6	51.7	51.9
Selling, general and administrative expenses	26.0	35.5	24.3	32.7
Recovery of KGC receivable	—	(1.1)	—	(0.6)

Total operating expenses	76.1	86.0	76.0	84.0

Income (loss) from operations	1.5	(8.2)	1.7	(6.0)
Other income (expense), net	(0.1)	1.0	(0.5)	0.7

Income (loss) before income taxes and minority interest	1.4	(7.2)	1.2	(5.3)
Income tax provision	(1.1)	(1.1)	(0.6)	(0.8)
Minority interest	(0.1)	—	(0.1)	—

Net income (loss)	0.2%	(8.3)%	0.5%	(6.1)%

     Net Sales. Net sales were $29.9 million for the three months ended September 30, 2006 compared to $58.1 million for the three months ended September 30, 2005. Part of this decrease of $28.2 million, or 49%, was due to the sale of KGC effective December 31, 2005. Excluding KGC, the Company’s net sales decreased $18.3 million, or 38%, for the three months ended September 30, 2006 over the comparable period in the prior year. This decrease was primarily due to the distractions and disruptions caused by management changes in the last twelve months as well as the reaction stemming from the uncertain regulatory environment in China that is currently impacting the Hong Kong based business. Hong Kong net sales decreased $18.5 million, or 49%, over the comparable period a year ago. Net sales for North America were down $0.7 million, or 17%, versus the comparable period a year ago. Partly offsetting the decrease, South Korea net sales increased $0.9 million, or 36%, compared to the same period in 2005, as it experienced a significant increase in its distributor count and introduced new products to the local market. Additionally, Japan and Mexico generated sales totaling $1.6 million and $0.9 million, respectively. A year ago, advanced sales to Japanese distributors from Singapore were approximately $2.0 million.
     Net sales were $105.7 million for the nine months ended September 30, 2006 compared to $150.8 million for the nine months ended September 30, 2005. Part of this decrease of $45.1 million, or 30%, was due to the sale of KGC effective December 31, 2005. Excluding KGC, the Company’s net sales decreased $18.6 million, or 15%, for the nine months ended September 30, 2006 over the comparable period in the prior year. This decrease was primarily due to the distractions and disruptions caused by management changes in the last twelve months as well as the reaction stemming from the uncertain regulatory environment in China that is currently impacting the Hong Kong based business. Decreases in Hong Kong net sales (down $22.6 million or 24% versus the comparable period a year ago) and North America (down $3.6 million or 26%) were offset by a net sales increase in South Korea ($3.5 million or 57%). Additionally, Japan and Mexico generated net sales totaling $5.7 million and $2.8 million, respectively. A year ago, advanced sales to Japanese distributors from Singapore were approximately $4.4 million.
     As of September 30, 2006, the operating subsidiaries of the Company had approximately 103,000 active distributors, compared to 119,000 and 118,000 active distributors at December 31, 2005 and September 30, 2005, respectively, excluding KGC and the Kaire subsidiaries, which were sold effective July 1, 2006. This decrease is primarily due to the uncertain regulatory environment in China that is currently impacting the Hong Kong-based business.
     As of September 30, 2006, the Company had deferred revenue of approximately $8.1 million, of which approximately $1.0 million pertained to product sales and approximately $5.4 million pertained to unamortized enrollment package revenue. Additionally, deferred revenue included approximately $1.7 million of Gourmet Coffee Café product shipped but unrecognized as of September 30, 2006 (approximately $1.2 million in Gourmet Coffee Café related costs are also deferred and recorded in other current assets as of September 30, 2006).

     Cost of Sales. Cost of sales was $6.6 million, or 22.2% of net sales, for the three months ended September 30, 2006 compared with $13.0 million, or 22.4% of net sales, for the three months ended September 30, 2005. Excluding KGC, cost of sales decreased $4.6 million, or 41%, for the three months ended September 30, 2006 over the comparable period in the prior year, due primarily to the decrease in net sales. Additionally, excluding KGC, cost of sales as a percentage of net sales was 23.3% in the comparable period in the prior year. The percentage decrease results from greater importation cost incurred in Hong Kong a year ago as the Company implemented changes in its logistical processes on product delivered into China.
     Cost of sales was $23.2 million, or 22.0% of net sales, for the nine months ended September 30, 2006 compared with $33.6 million, or 22.3% of net sales, for the nine months ended September 30, 2005. Excluding KGC, cost of sales decreased $5.3 million, or 19%, for the nine months ended September 30, 2006 over the comparable period in the prior year, due primarily to the decrease in net sales. Additionally, excluding KGC, cost of sales as a percentage of net sales was 22.9% in the comparable period in the prior year. The percentage decrease results from greater importation cost incurred in Hong Kong a year ago as the Company implemented changes in its logistical processes on product delivered into China.
     Gross Profit. Gross profit was $23.3 million, or 77.8% of net sales, for the three months ended September 30, 2006 compared with $45.1 million, or 77.6% of net sales, for the three months ended September 30, 2005. Excluding KGC, gross profit was 76.7% of net sales in the comparable period in the prior year, and decreased $13.7 million, or 37%, in the three months ended September 30, 2006, as a result of decreased sales.
     Gross profit was $82.5 million, or 78.0% of net sales, for the nine months ended September 30, 2006 compared with $117.2 million, or 77.7% of net sales, for the nine months ended September 30, 2005. Excluding KGC, gross profit was 77.1% of net sales in the comparable period in the prior year, and decreased $13.3 million, or 14%, in the nine months ended September 30, 2006.
     Distributor Commissions. Distributor commissions were $15.5 million, or 51.6% of net sales, for the three months ended September 30, 2006 compared with $29.1 million, or 50.1% of net sales, for the three months ended September 30, 2005. Excluding KGC, distributor commissions decreased by $9.4 million, or 38%, mainly due to the decrease in net sales. Additionally, excluding KGC, distributor commissions as a percentage of sales remained flat at 51.6% compared to a year ago.
     Distributor commissions were $54.9 million, or 51.9% of net sales, for the nine months ended September 30, 2006 compared with $78.0 million, or 51.7% of net sales, for the nine months ended September 30, 2005. Excluding KGC, distributor commissions decreased by $10.9 million, or 17%, mainly due to the decrease in net sales. Additionally, excluding KGC, distributor commissions as a percentage of sales decreased one point from 52.9% a year ago primarily as a result of fewer commissions earned in newer markets such as Japan and Mexico, and a reduction in the overall commission rate in South Korea.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.6 million, or 35.5% of net sales, for the three months ended September 30, 2006 compared with $15.1 million, or 26.0% of net sales, for the three months ended September 30, 2005. Excluding KGC, selling, general and administrative expenses were 21.6% of net sales in the comparable period in the prior year, and increased by $0.2 million, or 2%, in the three months ended September 30, 2006, mainly due to the following:
•	costs of opening new markets in Mexico ($0.2 million) and Japan ($0.2 million);

•	higher personnel costs, event costs, professional fees and credit card charges and assessments in Korea ($0.2 million);

•	higher personnel costs (including stock-based compensation) ($0.2 million), legal fees ($0.3 million), and Oracle support costs in North America ($0.2 million); partly offset by

•	lower distributor training costs and credit card charges and assessments in Hong Kong ($1.2 million).
     Selling, general and administrative expenses were $34.6 million, or 32.7% of net sales, for the nine months ended September 30, 2006 compared with $36.7 million, or 24.3% of net sales, for the nine months ended September 30, 2005. Excluding KGC, selling, general and administrative expenses were 21.4% of net sales in the comparable period in the prior year, and increased by $7.9 million, or 30%, in the nine months ended September 30, 2006, mainly due to the following:
•	costs of opening new markets in Mexico ($1.1 million) and Japan ($2.5 million);

•	costs of expansion into China ($0.8 million);

•	higher personnel costs, event costs, professional fees and credit card charges and assessments in Korea ($0.8 million);

•	higher accounting fees ($0.7 million), legal fees ($0.5 million), other professional fees ($0.3 million), personnel costs (including stock-based compensation) ($1.3 million), and Oracle support costs in North America ($0.6 million);

•	increased personnel costs, professional fees, and rent expense in Hong Kong ($1.1 million); partly offset by

•	lower distributor training costs and credit card charges and assessments in Hong Kong ($1.9 million).

     Other Income (Expense). Other income was $0.3 million for the three months ended September 30, 2006 compared with an expense of $0.1 million for the three months ended September 30, 2005. For the first nine months of the year, other income was $0.7 million compared with an expense of $0.8 million a year ago. This increase in other income for the nine month period results primarily from interest income, including imputed interest of $0.5 million on the KGC receivable, and a reduction in foreign currency losses of $0.7 million due to the elimination of the Company’s exposure to the euro.
     Income Taxes. The Company recorded a provision of $0.3 million and $0.8 million during the three and nine months ended September 30, 2006, respectively, related to its international operations. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized. The Company recorded an income tax provision of $0.6 million, or 76% of income before income taxes and minority interest, for the three months ended September 30, 2005, and a provision of $0.9 million, or 51% of income before income taxes and minority interest, for the nine months ended September 30, 2005.
     Minority Interest. Minority interest income was $9 thousand for the three months ended September 30, 2006 compared to expense of $75 thousand for the three months ended September 30, 2005. Minority interest expense was $35 thousand for the nine months ended September 30, 2006 compared to expense of $138 thousand for the nine months ended September 30, 2005. Since the sale of KGC, minority interest expense has become insignificant.
     Net Income (Loss). Net loss was $2.5 million, or 8.3% of net sales, for the three months ended September 30, 2006 compared to net income of $0.1 million, or 0.2% of net sales, for the three months ended September 30, 2005. Net loss was $6.4 million, or 6.1% of net sales, for the nine months ended September 30, 2006 compared to net income of $0.8 million, or 0.5% of net sales, for the nine months ended September 30, 2005. The increased losses were primarily due to lower sales in Hong Kong, and higher selling, general and administrative costs, specifically in North America and the new markets of Mexico, Japan, and China.
Liquidity and Capital Resources
     Cash generated from operations has been the main funding source for the Company’s working capital and capital expenditure. In October 2004, the Company raised approximately $16 million, net of transaction fees, through a private equity placement. The Company is constantly evaluating its financial needs and potential sources of additional funding. At September 30, 2006, the Company’s cash and cash equivalents totaled approximately $12.1 million, including $4.6 million in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement.
     At September 30, 2006, the ratio of current assets to current liabilities was 1.20 to 1.00 and the Company had working capital of approximately $4.6 million. Working capital as of September 30, 2006 decreased $6.0 million compared to that as of December 31, 2005.
     Cash used in operations for the nine months ended September 30, 2006 was approximately $6.5 million. Cash was mainly utilized due to the incurrence of net losses and decreases in current liabilities, including deferred revenue, partly offset by a reduction in existing inventories.
     Cash provided by investing activities during the period was approximately $0.1 million, which primarily results from proceeds received on the KGC receivable, offset by investment in property and equipment. Cash used in financing activities during the period was approximately $5 thousand due to repayment of debt, partially offset by proceeds received from stock option exercises. Total cash and cash equivalents decreased by approximately $6.3 million during the period.
     The Company believes that its existing liquidity and cash flows from operations, including its cash and cash equivalents, should be adequate to fund normal business operations expected in the near future, assuming no significant unforeseen expense or substantial revenue decline.
     The Company plans to focus on further developing the Japanese, the Mexican and the Chinese markets in the next twelve months. The Company does not expect the sale of its equity interests in the Kaire Entities effective July 1, 2006 (see Note 4 to the consolidated financial statements), to have a significant impact on its financial condition, results of operations, or cash flows.
Related Party Transactions
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and a director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $41,000 during the three month periods ended September 30, 2005, and approximately $119,000 and $18,000 during the nine month periods ended September 30, 2005 and 2006, respectively. No amounts were paid during the three months ended September 30, 2006.
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
     A director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $1,928,000 and $3,854,000 were paid to Access and Info during the three and nine month periods ended September 30, 2005, respectively. Payments totaling approximately $47,000 and $429,000 were paid to Access and Info during the three and nine month periods ended September 30, 2006, respectively. At September 30, 2006, approximately $43,000 was due to Info.
     In connection with its acquisition of MarketVision Communications Corporation (“MarketVision”) in 2004, the Company entered into a software license agreement (the “Software License Agreement”), with MarketVision Consulting Group, LLC, a limited liability company owned by John Cavanaugh, the President of MarketVision, and Jason Landry, a Vice President of MarketVision (the “Licensee”). Upon an Event of Default (as defined), the Software License Agreement grants, among other things, the Licensee with an irrevocable, exclusive, perpetual, royalty free, fully-paid, worldwide, transferable, sublicensable right and license to use, copy, modify, distribute, rent, lease, enhance, transfer, market, and create derivative works to the MarketVision software. An “Event of Default” under the Software License Agreement includes a “Share Default,” which is defined as the market value per share of the Company failing to equal or exceed $10.00 per share for any one rolling period of six months for a certain period following the acquisition of MarketVision. The last time that the Company’s stock closed at or above $10.00 per share was February 16, 2006, and a Share Default would otherwise have occurred on August 17, 2006. In August, September, and October 2006, the parties to the Software License Agreement amended that agreement to provide that no Share Default will occur prior to November 30, 2006.
     Despite the granting of such a license to the Licensee if an Event of Default should occur, under the Software License Agreement, the Company and MarketVision retain the right to continue to use the MarketVision software for its internal use only and not as an application service provider or service bureau, but may not rent, lease, license, transfer or distribute the software without the Licensee’s prior written consent. Moreover, the Company would have the right to receive certain application service provider services from Licensee. Although the Company does not believe that an Event of Default would, by itself, have a material adverse effect on the Company, it is possible that it could trigger other events that have such an effect. For example, it is possible that the Company could lose the services of Mr. Cavanaugh, Mr. Landry, or other employees of MarketVision.
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
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company terminated the employment of each of Messrs. Woodburn and LaCore. See Note 8 to the consolidated financial statements.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continue to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $3,234,000 and $7,369,000 during the three and nine month periods ended September 30, 2005, respectively. The Company paid Aloe and certain of its affiliates approximately $1,874,000 and $3,431,000 during the three and nine month periods ended September 30, 2006, respectively. At September 30, 2006, approximately $7,000 was due to Aloe and certain of its affiliates.
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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations using the modified-prospective transition method. The modified-prospective transition method does not allow for restatement of prior periods and accordingly, the results of operations for the three and nine months ended September 30, 2006 and future periods will not be comparable to our historical results of operations. Under the modified-prospective transition method, compensation cost recognized in our results of operations includes (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is presented in the same lines as cash compensation paid to the same individuals.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized stock-based compensation of approximately $167,000 and $469,000 for the three and nine months ended September 30, 2006, respectively, which approximates $0.02 and $0.06 per share, respectively. Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation for the three and nine months ended September 30, 2006.
     As of September 30, 2006, there was $1.1 million of total unrecognized stock-based compensation on a pre-tax basis related to non-vested stock options. These costs are expected to be recognized over a weighted-average period of 2.3 years.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to beginning-of-year accumulated deficit. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact, if any, the adoption of SAB No. 108 will have on the consolidated financial statements. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year accumulated deficit.
Off — Balance Sheet Arrangements
     The Company does not utilize off-balance sheet financing arrangements other than in the normal course of business. The Company finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     In the first nine months of 2006, approximately 91% of our revenue was recorded in markets outside the United States. However, that figure does not accurately reflect our foreign currency exposure mainly because the Hong Kong dollar is pegged to the U.S. dollar. We also purchase all inventories in U.S. dollars. Therefore, our currency exposure, mainly to the Korean won, Singapore dollar, New Taiwan dollar, Japanese yen, Mexican peso, and Australian dollar, represents approximately 22% of our revenue in the first nine months of 2006. The Company incurred a foreign currency loss of $6 thousand and $201 thousand for the three and nine months ended September 30, 2006, respectively.
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
     As currency rates change, translation of our foreign currency functional businesses into U.S. dollars affects year-over-year comparability of equity. We do not plan to hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets included Korean won, Chinese yuan, Japanese yen, Mexican peso, New Taiwan dollar, and Australian dollar.
Hedging
     Our exposure to foreign currency fluctuation is expected to increase as the Company further develops the markets in Japan, Mexico and China. The Company currently has no specific plans, but expects to evaluate whether it should use forward or option contracts to hedge its foreign currency exposure.
Seasonality
     Historically our revenue has not been impacted by seasonality on any significant basis. From quarter to quarter, the Company is somewhat impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. We believe that direct selling is also generally negatively impacted during the third quarter, when many individuals, including our distributors, traditionally take time off for vacations. In addition, the national holidays in Hong Kong, China and Taiwan in early October tend to have a significant adverse effect on sales in those markets.
     The Company’s spending is materially affected by the major events planned for at different times of the year. A major promotional event could significantly increase the reported expenses during the quarter in which the event actually takes place, while the revenue that might be generated by the event may not occur in the same reporting period.
Interest Rate Risk
     As of September 30, 2006, we do not think the Company has any exposure to interest rate risk as the Company has limited borrowings that are interest rate sensitive.

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
     In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition as of December 31, 2005 and September 30, 2006, and our results of operations and cash flows for each of the three and nine month periods ended September 30, 2005 and 2006.
Changes in Internal Control Over Financial Reporting
     In light of the noted material weaknesses, we have instituted, and will continue to institute, control improvements that we believe will reduce the likelihood of similar errors:
•	We are devoting more resources to develop an anti-fraud program to detect and prevent fraud. We have subscribed to compliance training programs provided by WeComply, Inc. concerning fraud awareness, insider trading, and the Foreign Corrupt Practices Act, and intend to require substantially all employees to complete such programs. We intend to engage outside counsel in each market to review our distributor-related policies, procedures and business practices. Additionally, the program may include the hiring of outside or in-house counsel to be dedicated to the development and enforcement of compliance programs. Background checks have been performed on Stephanie Hayano, the new President and Chief Executive Officer, the only significant hiring since July 2006, and will be performed on all personnel being placed into positions of material responsibility. The compliance program also will include a communication project to set the right tone from the top. Additionally, we plan to allocate additional resources to following up on addressing control deficiencies identified in the previous audits;

•	The Company is developing additional policies and procedures to further strengthen its reporting, including the areas of revenue recognition, sales and expense cut-off and sales returns. During 2006, the Company hired an analyst to assist in revenue reporting and reconciliation. The Company also developed and distributed to all international subsidiaries formal checklists to provide guidance regarding matters to consider in the period end close process. In addition, we will evaluate whether to engage outside resources to perform internal audit projects;

•	The Company began implementation of the Oracle E-Business Suite during the fourth quarter of 2005 and commenced use of certain functionality on January 1, 2006 that address certain of the material weaknesses listed above, including the effective control over period-end financial close and reporting and the effective control over certain accounting functions. The Oracle implementation facilitated the appropriate review and approval over the recording of journal entries to ensure the accuracy and completeness of the journal entries recorded. Additionally, the Company has made changes to its corporate accounting staff, including the hiring or contracting of additional personnel in the U.S. In December 2005, the Company hired a new general counsel to assist in the legal and compliance effort. The new general counsel commenced work in January 2006;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation were installed in 2006 to maintain effective controls over the disbursement function. We are developing policies for proper documentation, review and approval related to related party transactions, subsidiary operations, distributor compensation adjustments, employee loans, expense reimbursements, and distributor relationships;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation have been implemented since 2005 year end to maintain effective controls over the payroll function;

•	With the implementation of the Oracle e-Business Suite’s financial reporting package, we have taken steps to restrict access to the inventory detail schedule used to support the general ledger balances. Additionally, we have hired an inventory accountant and developed additional inventory-related tools to assist our international controllers. With additional implementation of Oracle applications, we plan to eventually replace the current periodic inventory system, relying on monthly inventory counts using physical inventory count sheets, with a perpetual inventory system. Meanwhile, more procedures will be installed for review of inventory count documentation;

•	Additional processes will be instituted to timely resolve identified accounting and legal issues so that period-end financial statements and reporting can be timely completed; and

•	Stronger policy enforcement will be pushed down throughout the Company to eliminate executives making verbal agreements ahead of properly approved written contracts.
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
     Other than described above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We May Continue To Experience Substantial Negative Cash Flows, Which May Have A Significant Adverse Effect On Our Business And Could Threaten Our Solvency.
     We have experienced substantial negative cash flows during the year ended December 31, 2005, and the nine months ended September 30, 2006, primarily due to increase in investment in 2005 as well as declines in our revenues without as much proportional decreases in expenditures in 2006. If this trend continued, the decreasing cash balance could impair our ability to support our operations and, eventually, threaten our solvency, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. Negative cash flows and the related adverse market perception associated therewith may have negatively affected, and may in the future negatively affect, our ability to attract new distributors and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we could be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.
If We Continue To Experience Negative Cash Flows, We May Need To Seek Debt Or Equity Financing, Which May Not Be Available On Acceptable Terms Or At All. If Available, It Could Have A Dilutive Effect On The Holdings Of Existing Stockholders.
     Unless we are able to stabilize or grow revenues, control expenses and achieve positive cash flows, our ability to support our obligations could be impaired and our liquidity could be adversely affected. Eventually, our solvency and our ability to repay our debts when they come due could be threatened. We may need to seek additional debt or equity financing on acceptable terms in order to improve our liquidity. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders.
We Face Risks Related To An SEC Investigation And Securities Litigation That Could Have A Material Adverse Effect On Our Relationships With Our Distributors, Business, Financial Condition And Results Of Operations. We May Face Additional Litigation In The Future That Could Also Harm Our Business.
     The SEC has issued a formal order of investigation to determine whether there have been violations of the federal securities laws by us and/or others involved with us. Although we have fully cooperated with the SEC in this matter and intend to continue to fully cooperate, we cannot predict when this investigation will be completed or its outcome. We could face sanctions in connection with any resolution of the SEC investigation, including but not limited to, significant monetary penalties and injunctive relief.
     In addition, we and certain of our directors and officers have been named as defendants in a securities class action lawsuit. Due to the volatility of the stock market and particularly the stock prices of network marketing companies, it is possible that we will face additional class action lawsuits in the future. The findings and outcome of the SEC investigation may affect the class action and other lawsuits that are pending and any future litigation that we may face.
     Any settlement of the class action and other litigation or any resolution of the SEC investigation may involve significant cash payments that could create or increase negative cash flows. If we are unable to achieve a settlement of the class action and other litigation, we could be liable for large damage awards. There can be no assurance that damage awards, if any, and the costs of litigation will be covered by insurance. If not, this could have a material adverse effect on our business, results of operations and financial condition.
     Defending against existing and potential litigation and other governmental proceedings may continue to require significant attention and resources of our management. There can be no assurance that the significant time and effort spent will not adversely affect our business, financial condition and results of operations.

Continued Adverse News About The Company Could Have A Material Adverse Effect On Our Ability To Attract And Maintain Distributors.
     Our recent operating performance, changes in management, decline in stock price, SEC investigation of us and lawsuits filed against us may have negatively affected, and may continue to negatively affect, our ability to attract and retain distributors, without whom we would be unable to sell our products and generate revenues.
Loss Of Key Personnel Could Adversely Affect Our Business.
     Our future success depends to a significant degree on the skills, experience and efforts of our top management and key consultants, particularly our management personnel responsible for our Hong Kong and MarketVision subsidiaries. In November 2005, the Company terminated the top two employees, Mark Woodburn, former President and director of the Company, and Terry LaCore, former Chief Executive Officer of NHT Global and former director of the Company, due to misconduct. Although we have recently settled our disputes with these individuals, the changes in senior management during the last twelve months may have had a material adverse effect on our business, results of operations and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers, members of our senior management, or key consultants could have a material adverse effect on our business, results of operations and financial condition.
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

NATURAL HEALTH TRENDS CORP.
Date: November 9, 2006	/s/ Stephanie S. Hayano
Stephanie S. Hayano
Chief Executive Officer (Principal Executive Officer)