Form 10-K
period 2006-12-31
NATURAL HEALTH TRENDS CORP
filed 2007-03-28
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-26272
NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2705336 (I.R.S. Employer Identification No.)

2050 Diplomat Drive
Dallas, Texas	75234
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (972) 241-4080
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 par value	Name of each exchange on which registered The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2006: $25,454,375
At March 12, 2007, the number of shares outstanding of the registrant’s common stock was 8,199,933 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference from the registrant’s definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year end.

NATURAL HEALTH TRENDS CORP.
Annual Report on Form 10-K
December 31, 2006

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
     We cannot guarantee future results, levels of activity, performance or achievements, and you should not place reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risk described in “Risk Factors,” and elsewhere in this report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the date of this report and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:
•	our relationship with our distributors;

•	our need to continually recruit new distributors;

•	our internal controls and accounting methods may require further modification;

•	our need to raise additional capital if revenues continue to decline;

•	risks related to an SEC investigation and securities litigation;

•	adverse consequences from audit committee investigations or management changes;

•	our dependence on our Hong Kong and China market for most of our revenues;

•	regulatory matters governing our products and network marketing system;

•	regulatory matters pertaining to direct-selling laws, specifically in China;

•	our ability to recruit and maintain key management and consultants;

•	adverse publicity associated with our products or direct selling organizations;

•	product liability claims;

•	our reliance on outside manufacturers;

•	risks associated with operating internationally, including foreign exchange risks;

•	product concentration;

•	dependence on increased penetration of existing markets;

•	the competitive nature of our business; and

•	our ability to generate sufficient cash to operate and expand our business.
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
     Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.
     Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law. Unless otherwise noted, the terms “we,” “our,” “us,” “Company,” refer to Natural Health Trends Corp. and its subsidiaries.

Item 1. BUSINESS
Overview of Business
     Natural Health Trends Corp. (the “Company”) is an international direct-selling organization headquartered in Dallas, Texas. The Company was originally incorporated as a Florida corporation in 1988. The Company merged into one of its subsidiaries and re-incorporated in the State of Delaware effective June 29, 2005. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers. Prior to June 1, 2006, the Company marketed its “NHT Global” branded products under the name “Lexxus International.”
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
     We seek to be a leader in the direct selling industry delivering our products into as many venues and into as many markets as possible through our direct selling marketing operations. Our objectives are to enrich the lives of the users of our products and enable our distributors to benefit financially from the sale of our products.
     We maintain executive offices at 2050 Diplomat Drive, Dallas, Texas 75234 and our telephone number is (972) 241-4080. The Company’s corporate filings can be viewed on its website located at www.naturalhealthtrendscorp.com. The information provided on our website should not be considered part of this report.
     The Company’s common stock is traded on The NASDAQ Global Market under the ticker symbol “BHIP.”
Recent Developments
Management Transitions
     In November 2005, the founders of the Company – Mark Woodburn and Terry LaCore – were terminated as officers and directors of the Company following an Audit Committee investigation of certain related party transactions involving Messrs. Woodburn and LaCore and their affiliates. Since then, the Company has experienced several changes in its top executive position, as well as on its Board of Directors. Following the termination of Messrs. Woodburn and LaCore, Robert H. Hesse, than a member of the Company’s Board of Directors, was appointed Interim Chief Executive Officer and three new independent directors – Colin O’Brien, Terrence M. Morris, and Anthony B. Martino – joined the Board of Directors.
     On March 28, 2006, Mr. Hesse resigned as the Interim Chief Executive Officer and as a director. The Board of Directors then formed an Executive Management Committee comprised of Chris T. Sharng (the Company’s Executive Vice President and Chief Financial Officer), Curtis Broome (President of NHT Global), and John Cavanaugh (President of the Company’s MarketVision Communications, Inc. subsidiary). One of the directors, Mr. Morris, served as a liaison between the committee and the Board of Directors. On July 31 2006, the Executive Management Committee was dissolved when Stephanie S. Hayano was appointed President and Chief Executive Officer, as well as a director, of the Company.
     On October 31, 2006, the Company entered into a Settlement Agreement with Messrs. Woodburn and LaCore, pursuant to which, among other things, Mr. Woodburn signed a consulting agreement with the Company and Mr. LaCore agreed to assist the Company for a year with respect to network marketing, compensation plan adjustments and strategic planning. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     On February 19, 2007, Messrs. O’Brien and Morris resigned from the Board of Directors, although the Company has retained Mr. Morris as a consultant until December 31, 2007. Effective as of February 21, 2007, Ms. Hayano resigned as President, Chief Executive Officer, and a director of the Company, and Mr. Sharng was appointed President of the Company, Mr. Broome was designated as one of the Company’s executive officers, and Timothy S. Davidson (the Company’s Chief Accounting Officer) was promoted to Senior Vice President and Chief Financial Officer.

SEC Investigation
     In August 2006, the Company was advised by the Staff of the Securities and Exchange Commission (the “SEC”) that it was conducting an informal inquiry into matters that are the subject of previously disclosed investigations by the Company’s Audit Committee, including the payments received by Messrs. Woodburn and LaCore from an independent distributor. See “Item 7. – Management’s Discussion and Analysis – Related Party Transactions”. In connection with the inquiry, the Staff of the SEC requested that the Company voluntarily provide it with certain information and documents, including information gathered by the independent investigator engaged by the Company’s Audit Committee. The Company voluntarily cooperated with this inquiry. On October 20, 2006, the Company received a formal order of investigation issued by the SEC regarding possible securities laws violations by the Company and/or other persons. At this time, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on the Company. The Company has been cooperating fully with the SEC with respect to its investigation.
Class Action Securities Lawsuit
     On September 11, 2006, a putative class action lawsuit was filed by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. On December 20, 2006, the court granted an unopposed motion to designate The Rosen Law Firm P.A. as lead counsel. On February 18, 2007, the plaintiffs filed an amended complaint. The Company intends to vigorously defend this lawsuit.
Our Principal Products
     We offer a line of NHT Global branded products that include:
•	Skindulgence® is a skin care system that includes a “30-Minute Non-Surgical FaceLift” as well as a spa collection for hands, feet and all-over body. The “30-Minute Non-Surgical FaceLift” is designed to create a more youthful appearance by helping to tone and firm facial muscles, by helping to diminish fine lines and wrinkles and by helping to improve skin tone and color. The facelift masque is coupled with a cleanser and moisturizer.

•	Alura® is an intimacy enhancing cream for women.

•	Valura Xtreme™ is an intimacy enhancing herbal supplement for men.

•	Premium Noni Juice™ is a reconstituted morinda citrifolia fruit juice, made from organic noni puree. Noni is a fruit native in the Samoan Islands of the South Pacific. Marketed as a refreshing and energizing beverage, its natural flavor has been enhanced with white grape concentrate, concord grape concentrate, pineapple juice puree and other natural flavors.

•	LexLips™ is a lip enhancing gloss designed to create the effect of fuller lips and to help reduce fine lines and wrinkles around the mouth.

•	La Vie™ is an energy-boosting dietary supplement described as a non-alcoholic red wine.

•	180° Life System® Carb-Blocker is a weight management product.

•	Triotein™ is a lactose-free whey protein powder that provides amino acid substrates needed to stimulate the body’s production of an anti-oxidant, intracellular glutathione peroxidase, in an effort to optimize the body’s ability to heal itself.

•	Cluster Concentrate™ is a product created for increased and more efficient cell hydration.

•	TriFusion PlusTM is a beverage with a unique blend of exotic fruits and berries rich in antioxidants, lycopene, and more. Its main ingredients are Acai berry, Goji berry, the Mangosteen fruit, and the Gac fruit; each containing phytonutrients. Phytonutrients are compounds having antioxidative properties found naturally in plant-based foods such as fruit and vegetables.

Operations of the Business
Operating Strategy
     Our overall operating strategy is to take advantage of the global opportunities to grow our core business profitably through increased product revenue and expanded distributorships, while continuing to improve and maintain a strong balance sheet. In August 2006, we announced five initiatives designed to help us execute our strategy. These included:
•	Developing a global approach to revenue generation and resource management;

•	Accelerating new product introductions;

•	Improving distributor communications and support;

•	Enhancing profitability through commission restructuring and cost controls;

•	Addressing and revamping our operations infrastructure, policies, procedures and our controls.
     In our efforts to focus on revenue generation initiatives, we have carefully reviewed each of our markets; identified the opportunities and constraints; and are now working closely with each corporate and local management team to implement specific plans for their markets.
     We redefined the Company’s mission as: “Committed to the Wellness of the World.” This new mission statement provides an umbrella concept that our distributors can embrace while directly linking with our corporate name.
     To improve distributor communications and support, the Company initiated a complete overhaul of its web site for its global distributors that will unify the Company’s branding and overall graphic presentation. The new web site will allow for greater local market customization and adaptation making it much more user friendly for the Company’s distributors. Additionally, we are investing greater resources in distributor training in several of our key markets, including China, and have introduced new training modules that standardize our messages worldwide.
     Initiatives were undertaken in 2006 to reduce expenses resulting in fairly substantial reductions in non-essential spending. We anticipate continuing these efforts in 2007 as the Company looks to identify other cost control and headcount reduction opportunities. We are also in the process of revamping our distributor commission structure that currently is one of the most generous of any direct selling company. We expect to add new incentives for increased product sales while re-focusing commissions for expanded distributorships. The new commission structure is expected to be in place sometime in the first half of 2007.
Sourcing of Products
     The Company’s independent research consultants and the executive staff work with research and development personnel of our manufacturers and other prospective vendors to create product concepts and develop the product ideas into actual products. Each of the Company’s three current major product lines — Skindulgence®, Alura® and Premium Noni Juice™ - were originally conceived by our manufacturing vendors. The Company or its subsidiaries then enter into supply agreements with the vendors pursuant to which the Company obtains exclusive rights to sell the products under private labels (or trademarks) that are owned by the Company. Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2006.
     The Company or its subsidiaries generally purchase finished goods from manufacturers and sell them to our distributors for their resale or personal consumption. Aloe Commodities International (for Skindulgence®), 40Js LLC (for Alura®) and Two Harbor Trading (for Premium Noni Juice™) are the three most significant vendors, accounting for a majority of the Company’s product purchases. The Company is required to purchase from 40Js LLC a minimum volume of 15 barrels of product per quarter to maintain the exclusivity and volume discount rights granted in the agreement. The terms of these agreements are between one and three years, with annual automatic renewal. We believe that, in the event we are unable to source products from these suppliers or the other suppliers of our other products, our revenue, income and cash flow could be adversely and materially impacted.

Marketing and Distribution
     Our distributors are independent full-time or part-time contractors who purchase products directly from our subsidiaries via the Internet for resale to retail consumers (other than in China, Europe, and certain other markets) or for their own personal consumption. Purchasers of our products in China, Europe and certain other markets may purchase only for their own personal consumption and not for resale. The growth of a distributor’s business depends largely upon their ability to recruit a down-line network of distributors and the popularity of our products in the marketplace.
     The following table sets forth the number of active distributors by market for the time periods indicated. We consider a distributor “active” if they have placed at least one product order with us during the preceding year.

	Year Ended December 31,
	2004	2005	2006
North America	12,896	11,971	8,839
Hong Kong	63,114	86,661	59,972
Taiwan	2,533	2,873	3,621
Southeast Asia	3,534	868	1,377
Russia and Eastern Europe[1]	40,727	52,679	—
South Korea	4,780	6,257	9,247
Australia/New Zealand	406	785	574
Japan	848	5,947	6,239
Latin America	87	1,456	4,300
Other	916	1,895	1,881

Total NHT Global distributors[1]	129,841	171,392	96,050
eKaire[2]	3,656	3,008	—

Total distributors	133,497	174,400	96,050

[1]	The Company no longer consolidates the operating results of KGC for periods beginning after December 31, 2005 as it sold its 51% equity interest to Bannks Foundation effective December 31, 2005.

[2]	The Company no longer consolidates the operating results of the Kaire Entities for periods beginning after June 30, 2006 as it sold its interests in the Kaire Entities to Kaire International (Canada) Ltd. Effective July 1, 2006.

     To become an NHT Global distributor, a prospective distributor must agree to the terms and conditions of our distributor agreement (posted on our website). NHT Global distributors generally pay a $100 annual enrollment fee. The distributor agreement sets forth our policies and procedures, and we may elect to terminate a distributor for non-compliance.
     We pay commissions to eligible NHT Global distributors based on sales by such distributors’ down-line distributors during a given commission period. To be eligible to receive commissions, distributors in some countries may be required to make nominal monthly purchases of products. We believe that the uniqueness and desirability of our NHT Global products, combined with a high commission rate, creates a highly desirable business opportunity and work environment for our NHT Global distributors. See “Working with Distributors.”
     Distributors generally place orders through the internet and pay by credit card prior to shipment. Accordingly, we carry minimal accounts receivable and credit losses are historically minimal.
     We sponsor promotional meetings and motivational training events in key cities in our markets for current and potential NHT Global distributors. These events are designed to inform prospective and existing distributors about both existing and new product lines as well as selling techniques. Distributors typically share their direct selling experiences, their individual selling styles and their recruiting methods at these promotional or training events. Prospective distributors are educated about the structure, dynamics and benefits of the direct selling industry. We are continually developing or updating our marketing strategies and programs to motivate our distributors. These programs are designed to increase distributors’ monthly product sales and the recruiting of new distributors in their down-lines.
Management Information Systems
     The NHT Global business uses our proprietary web-based MarketVision system to process orders and to communicate volume and commissions to distributors. Other than MarketVision, the Company has not automated and integrated other critical business processes such as inventory management and accounting. The Company began automating a majority of the financial reporting processes with Oracle’s E-Business Suite in the fourth quarter of 2005 and expects to continue this process into early 2007.
Geographic Locations
•	The Company’s business is generally organized along geographic lines. NHT Global has active physical presence in the following markets:
o	North America (United States and Canada)

o	Greater China (Hong Kong, Macau, Taiwan and China)

o	Southeast Asia (Singapore, the Philippines and Indonesia)

o	Australia and New Zealand

o	South Korea

o	Japan

o	Latin America (primarily Mexico)

o	Slovenia
•	Natural Health Trends Corp. is headquartered and mainly staffed in Dallas, Texas.

•	MarketVision is staffed in Minneapolis, Minnesota.
     See “Item 2. – Properties” for specific locations of our facilities.
Employees
     At December 31, 2006, we employed 233 total employees world-wide, of which 51 were located in the United States, one in the Cayman Islands, four in Canada, 84 in Hong Kong and China, 27 in Taiwan, four in the Philippines, nine in Singapore, 17 in South Korea, 15 in Mexico, 14 in Japan, and seven in Australia.

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
Intellectual Property
     Most of our products are packaged under a “private label” arrangement. We have applied for trademark registration for names, logos and various product names in several countries into which we are doing business or considering expanding into. We currently have three trademark registrations in the United States. We also rely on common law trademark rights to protect our unregistered trademarks. These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used; provided, however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark within that geographic area.
     In November 2001, the inventor of our Alura® product, from whom we have a license to distribute Alura®, was awarded a patent for the formulation of that product.
     As a result of a settlement agreement with Toyota Motor Sales, U.S.A., the Company changed the name of Lexxus International to NHT Global, Inc. and the terms “Lexxus” and “Lexxus International” were replaced in all other uses by the Company and its subsidiaries by the terms “NHT Global” or a variation that includes “ NHT” or “Natural Health Trends”. In connection with this name change, the Company applied for registration of rights in these names and related marks in several countries in which we do business.
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
Working with Distributors
Sponsorship
     Sponsoring new distributors creates multiple levels in the direct-selling structure of NHT Global. The persons that a distributor sponsors within the network are referred to as “sponsored” distributors. Persons newly recruited are assigned by distributors into network positions that can be “under” other distributors, thus they can be called “down-line” distributors. If down-line distributors also sponsor new distributors, they create additional levels within the structure, but their down-line distributors remain in the same down-line network as their original sponsoring distributor.

     We rely on our distributors to recruit and sponsor new distributors. Our top up-line distributors tend to focus on building their network of “down-line” distributors and assisting them with the sale of our products. While we provide product samples, brochures and other sales materials, distributors are primarily responsible for recruiting and educating their new distributors with respect to products, the compensation plan and how to build a successful distributorship network.
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
Compensation Plans
     NHT Global employs what is commonly referred to as a binary compensation plan. We believe that one of our key competitive advantages within the direct selling industry is our compensation plan for distributors. Under the NHT Global compensation plan, distributors are paid weekly commissions in the market in which the distributor signed up, in that local currency, for product sold by that distributor’s down-line distributor network across all geographic markets. Distributors are not paid commissions on purchases or sales of our products made directly by them, but instead earn a spread between the wholesale price to the distributor and the retail price received by the distributor. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to conduct our business.
     Currently, there are two fundamental ways in which NHT Global distributors can earn income:
•	through retail markups on sales of products purchased by distributors at wholesale prices (this retail markup is not available in all of our markets); and

•	through a series of commissions paid on product purchases made by their down-line distributors.
     Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale price. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, commissions may be limited to 60% of sales. In some markets, commissions may be further limited. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
Distributor Support
     We are committed to providing a high level of support services tailored to the needs of our distributors in each marketplace we are serving. We attempt to meet the needs and build the loyalty of distributors by providing personalized distributor services and by maintaining a generous product return policy (see “Product Warranties and Returns”). Because many of our distributors are working on a part-time basis and have only a limited number of hours each week to concentrate on their business, we believe that maximizing a distributor’s efforts by providing effective distributor support has been, and could continue to be, important to our success.
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

     To help maintain communication with our distributors, we offer the following support programs:
•	Teleconferences – we hold teleconferences with company management and associate field leadership on various subjects such as technical product discussions, distributor organization building and management techniques.

•	Internet – we maintain our main website at www.naturalhealthtrendscorp.com. On this website, the user can read company news, learn more about various products, sign up to be a distributor, place orders, and track the fulfillment and delivery of their order.

•	Product Literature – we offer a variety of literature to distributors, including product catalogs, informational brochures, pamphlets and posters for individual products.

•	Toll Free Access – we offer “live” consumer support where a customer service representative can address general questions or concerns.

•	Broadcast E-mail – announcements from the Company are sent via e-mail to all active distributors.
Technology and Internet Initiatives
     We believe that the Internet has become increasingly important to our business as more consumers communicate online and purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our distributors to take advantage of the Internet. Substantially all of our sales have occurred via the Internet. NHT Global offers a global web page that allows a distributor to have a personalized website through which he or she can sell products in all of the countries in which we do business. Links to these websites can be found at our main website at www.naturalhealthtrendscorp.com. The information provided on these websites should not be considered part of this report.
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
     Our compliance department reviews reports of alleged distributor misbehavior. If we determine that a distributor has violated our distributor policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the distributorship, fines, withholding commissions, until specified conditions are satisfied or other appropriate injunctive relief. Our distributors are independent contractors, not employees, and may act independently of us. Further, our distributors may resign or terminate their distributorship at any time without notice. See “Item 1A – Risk Factors.”

Government Regulations
Direct Selling Activities
     Direct selling, or multi-level marketing, activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:
•	impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and distributors;

•	require us or our distributors to register with governmental agencies;

•	impose reporting requirements; and

•	impose upon us requirements, such as requiring distributors to maintain levels of retail sales to qualify to receive commissions, to ensure that distributors are being compensated for sales of products and not for recruiting new distributors.
     The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our global compensation plan in the markets impacted by such changes and investigations.
     Based on advice of our engaged outside professionals in existing markets, the nature and scope of inquiries from government regulatory authorities and our history of operations in those markets to date, we believe our method of distribution complies in all material respects with the laws and regulations related to direct selling of the countries in which we currently operate.
     As a result of restrictions in China on direct selling activities, we are not currently selling our products directly in China. Chinese consumers and members purchase the Company’s products via a Hong Kong-based web site. The regulatory environment in China is complex. Because we operate a direct selling model outside of China, our operations in China have attracted constant and significant regulatory and media scrutiny. At the end of 2005, China adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent distributors. Regulations are subject to discretionary interpretation by municipal and provincial level regulators. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clearly defined rules regarding direct selling activities.
     Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. The scrutiny has increased following adoption of the new direct selling and anti-pyramiding regulations and our business continues to be subject to reviews and investigations by municipal and provincial level regulators. At times, investigations and related actions by government regulators have caused an obstruction to our members’ activities in certain locations, and have resulted in a few cases in enforcement actions. In each of these cases, we helped our members with their defense in the legality of their conduct. So far, no material changes to our business model were required. We expect to receive continued guidance and direction as we work with regulators to address our business model and any changes we make to comply with the new direct selling regulations.
     In accordance with the new direct selling regulations, we have applied for a direct selling license. It is not clear when direct selling licenses will be issued and how the government in China is processing these applications. If and when we receive a direct selling license, we plan to augment our current business model by conducting direct selling activities within China.
Regulation of Our Products
     Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities in the United States, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, State Attorneys General and other state regulatory agencies. In our foreign markets, the products are generally regulated by similar government agencies, such as the Ministry of Health and Welfare in Japan and the Department of Health in Taiwan. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of strict restrictions applicable to drug and pharmaceutical products.

     Most of our major markets also regulate advertising and product claims regarding the efficacy of products. This is particularly true with respect to our dietary supplements because we typically market them as foods or health foods. For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which we operate have not adopted similar legislation and we may be subject to more restrictive limitations on the claims we can make about our products in these markets.
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleged that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of 206.7 million Korean won (approximately $220,000 at December 31, 2006). LXK also incurred related costs of 40.0 million Korean won (approximately $43,000 at December 31, 2006) as a result of the judgment. The Company recorded a reserve for the entire 246.7 million Korean won at December 31, 2004 and appealed the ruling. On May 10, 2006, an intermediate court of appeals issued a ruling that the Company believes reversed that part of the judgment that had imposed 186.7 million Korean won of the fine, but upheld the fine of 20.0 million Korean won (which has already been paid) and the ruling that Alura cannot be imported as a cosmetic product. LXK has filed an appeal of this ruling with the Korean Supreme Court. The Company has been unable to determine with certainty that it will not be subject to the fine of 186.7 million Korean won if the appeal is unsuccessful, and will therefore continue to reserve 226.7 million Korean won (approximately $241,000 at December 31, 2006). The inability to sell Alura in South Korea if the appeal is unsuccessful is not anticipated to have a material adverse effect on the financial condition, results of operations, and cash flow or business prospects of LXK. See “Item 3. – Legal Proceedings.”
Other Regulatory Issues
     As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and custom laws that regulate the flow of funds between our subsidiaries and us for product purchases, management services and contractual obligations, such as the payment of distributor commissions.
     As is the case with most companies that operate in our product categories, we might receive from time to time inquiries from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws. Negative publicity resulting from inquiries into our operations by United States and state government agencies in the early 1990s, stemming in part from alleged inappropriate product and earnings claims by distributors could adversely harm our business.
Product Warranties and Returns
     The NHT Global refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. Our return policies have conformed to local laws or the recommendation of the local direct selling association. In most cases, distributors who timely return unopened product that is in resalable condition may receive a refund. The amount of the refund may be dependent on the country in which the sale occurred, the timeliness of the return, and any applicable re-stocking fee. NHT Global must be notified of the return in writing and such written requests would be considered a termination notice of the distributorship.
     From time to time, we alter our return policy in response to special circumstances. For example, in April 2004, a television program was aired in the People’s Republic of China with respect to the operations of the Company’s Hong Kong subsidiary and the representative office located in Beijing. The television program made allegations that the Company’s Hong Kong operations engaged in fraudulent activities and sold products without proper permits. In order to address the concerns of many independent distributors, the Company extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund. In October 2004, this special extended product return policy expired.

Our Industry
     We are engaged in the direct selling industry, selling life-style enhancement products, cosmetics, personal care and dietary supplements. More specifically, we are engaged in what is called network marketing or multi-level marketing. This type of organizational structure and approach to marketing and sales include companies selling life-style-enhancement products, cosmetics and dietary supplements, or selling other types of consumer products, such as Tupperware Corporation and Amway Corp. Generally, direct selling is based upon an organizational structure in which independent distributors of a company’s products are compensated for sales made directly to consumers.
     NHT Global distributors are compensated for sales generated by distributors they have recruited and all subsequent distributors recruited by their “down-line” network of distributors. The experience of the direct selling industry has been that once a sizeable network of distributors is established, new and alternative products and services can be offered to those distributors for sale to consumers and additional distributors. The successful introduction of new products can dramatically increase sales and profits for both distributors and the direct selling marketing organization.
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
Item 1A. RISK FACTORS
     The Company is exposed to a variety of risks that are inherent in our business and industry. The following are some of the more significant factors that could affect our business and results of operations.
We May Continue To Experience Substantial Negative Cash Flows, Which May Have A Significant Adverse Effect On Our Business And Could Threaten Our Solvency.
     We have experienced substantial negative cash flows during the years ended December 31, 2005 and 2006, primarily due to increase in investment in 2005 as well as declines in our revenues without as much proportional decreases in expenditures in 2006. If this trend continued, the decreasing cash balance could impair our ability to support our operations and, eventually, threaten our solvency, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. Negative cash flows and the related adverse market perception associated therewith may have negatively affected, and may in the future negatively affect, our ability to attract new distributors and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we could be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.
If We Continue To Experience Negative Cash Flows, We May Need To Seek Debt Or Equity Financing, Which May Not Be Available On Acceptable Terms Or At All. If Available, It Could Have A Dilutive Effect On The Holdings Of Existing Stockholders.
     Unless we are able to stabilize or grow revenues, control expenses and achieve positive cash flows, our ability to support our obligations could be impaired and our liquidity could be adversely affected and our solvency and our ability to repay our debts when they come due could be threatened. We may need to seek additional debt or equity financing on acceptable terms in order to improve our liquidity. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders.
We Face Risks Related To An SEC Investigation And Securities Litigation That Could Have A Material Adverse Effect On Our Relationships With Our Distributors, Business, Financial Condition And Results Of Operations. We May Face Additional Litigation In The Future That Could Also Harm Our Business.
     In October 2006, the SEC issued a formal order of investigation to determine whether there have been violations of the federal securities laws by us and/or others involved with us. Although we have fully cooperated with the SEC in this matter and intend to continue to fully cooperate, we cannot predict when this investigation will be completed or its outcome. We could face sanctions in connection with any resolution of the SEC investigation, including but not limited to, significant monetary penalties and injunctive relief.
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
As A Network Marketing Company, We Rely On An Independent Sales Force and We Do Not Have Direct Control Over The Marketing Of Our Products.
     We rely on non-employee, independent distributors to market and sell our products. We have a large number of distributors and a relatively small corporate staff to implement our marketing programs and to provide motivational support and training to our distributors. Distributors may voluntarily terminate their agreements with us at any time, and there is typically significant turnover in our distributors from year to year.
Since We Cannot Exert The Same Level Of Influence Or Control Over Our Independent Distributors As We Could Were They Our Own Employees, Our Distributors Could Fail To Comply With Our Distributor Policies and Procedures, Which Could Result in Claims Against Us That Could Harm Our Financial Condition and Operating Results.
     Our distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if distributors were our own employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures. Extensive federal, state and local laws regulate our business, our products and our network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with the Company’s trademarks and trade names, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status given the size and diversity of our distributor force, we experience problems with distributors from time to time, especially with respect to our distributors in foreign markets. Distributors often desire to enter a market, before we have received approval to do business, to gain an advantage in the marketplace. Improper distributor activity in new geographic markets could result in adverse publicity and can be particularly harmful to our ability to ultimately enter these markets. Violations by our distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired.
We May Be Unable To Protect or Use Our Intellectual Property Rights.
     We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Moreover, the laws of some countries in which we market our products may afford little or no effective protection of our intellectual property rights. The unauthorized copying or other misappropriation of our intellectual property could enable third parties to benefit from such property without paying us for it. For example, limited protection of intellectual property is available under Chinese law, and the local manufacturing of our products may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise obtain or use our product formulations. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. It is also possible that our use of our intellectual property rights could be found to infringe on prior rights of others and, in that event, we could be compelled to stop or modify the infringing use, which could be burdensome and expensive.
Claims May Arise Against the Company From Unknown Oral Agreements and Misconduct of Former Officers and Directors.
     The Company has investigated oral agreements entered into and misconduct by Mr. Mark Woodburn, a former director and the former President of the Company, and Mr. Terry LaCore, a former director of the Company and the former Chief Executive Officer of the Company’s subsidiary, NHT Global U.S. There can be no assurance that all such oral agreements and misconduct have been discovered. Additional discoveries could lead to claims and proceedings against the Company, its subsidiaries and their officers and directors. If it is determined that any conduct by Messrs. Woodburn and LaCore violated any law, there can be no assurance that the Company or one or more of its subsidiaries would not be subjected to prosecution or adverse proceedings. Any such claims, prosecutions or other proceedings and the cost of their defense could have a material adverse impact on the reputation, business and financial condition of the Company.
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
If The Number Or Productivity Of Independent Distributors Does Not Increase, Our Revenue Could Not Increase.
     To increase revenue, we must increase the number and/or the productivity of our distributors. We can provide no assurances that distributor numbers could increase or remain constant or that their productivity could increase. We experienced a 19% decrease in active distributors during 2006 (excluding KGC and the Kaire Entities), following a 33% and 97% increase in active distributors in 2005 and 2004. The number of active distributors may not increase and could decline in the future. Distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among distributors from year to year. We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.
Because Our Hong Kong Operations Account For A Majority Of Our Business, Any Adverse Changes In Our Business Operations In Hong Kong Would Materially Harm Our Business.
     In 2004, 2005 and 2006, approximately 56%, 62% and 67% of our revenue, respectively, was generated in Hong Kong. Various factors could harm our business in Hong Kong, such as worsening economic conditions or other events that are out of our control. For example, on April 12, 2004, a television program was aired in the People’s Republic of China with respect to the operations of the Company’s Hong Kong subsidiary and the Company’s representative office located in Beijing. The television program alleged that the Company’s Hong Kong operations engaged in fraudulent activities and sold products without proper permits. Due to the adverse publicity caused by the airing of the television program, revenues from Hong Kong declined significantly. There have been other isolated cases of alleged misconduct by our members in China. If the alleged misconduct of our members in China is finally determined to be illegal and attributable to the Company or its subsidiaries, then this could have a material adverse affect on the Company’s financial condition and results of operations.
Our Business In Hong Kong, Which Represented 67% Of Our Revenue in 2006, May Be Harmed By The Results Of Increased Government Scrutiny of Our Current and Proposed Operations in China.
     Since 1998, direct selling has been restricted in China to ten companies that have an approval that the Company does not currently have. In November 2005, the Chinese government adopted an anti-multilevel marketing legislation ahead of its December 2005 adoption of legislation to legalize direct selling. The government has rigorously monitored multi-level marketing activities and enforced these laws. In the past, the government has taken significant actions against companies that the government found in violation of applicable laws. Governmental actions included shutting down their businesses and arresting alleged perpetrators. Consequently, a few of our direct selling peer companies have modified their business models and started selling to Chinese consumers through owned, leased or franchised retail outlets. We have not implemented a direct sales model in China although we have applied for a direct selling license. Instead, the Company is planning on initially launching a Preferred Customer retail-only e-commerce model in China. This retail-only model would not have a compensation plan until such time as a direct selling license may be issued. Further, the Chinese entity will operate completely separate and apart from the Hong Kong entity, though a Chinese consumer may elect to participate separately in both. While it is not certain if the Chinese government will embrace this model, the Company believes that the China entity will be compliant as it will not be operating a direct selling model in China until it receives a direct selling license.

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
     Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. The Company operates an e-commerce direct selling model in Hong Kong and recognizes this revenue as being generated in Hong Kong. Orders are taken in Hong Kong. Commissions are earned by members in China based on the same binary model used by the Company throughout the world and are recorded and paid in Hong Kong and denominated in Hong Kong Dollars. Commission incomes are declared to the tax authorities in Hong Kong. Members who order the products register themselves with a Hong Kong address and tax ID number. None of the servers on which the Company’s Hong Kong e-commerce activities are conducted are located in China. Products purchased by members in China are delivered by the Company to a third party that acts as the importer of record under an agreement to pay applicable duties. From April 2005 through December 2005, the importer of record was a related party (see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
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
If We Fail To Obtain a Direct Selling License in China, Our Future Business Could Be Harmed.
     The Chinese government has adopted new direct selling legislation as of December 1, 2005. The Company has submitted an application for a direct selling license in December 2005 and, after rules changes, re-submitted an application package in June 2006. The Company thinks it met all of the legal requirements, including capitalizing our Chinese entity with a $12.0 million cash infusion, but there can be no assurance that a license will be granted. The Company plans to operate a Preferred Customer retail-only e-commerce model in China that is linked to a member’s position in Hong Kong. If the Company in China is able to obtain a direct selling license, it would provide it with more options to do business. If it does not, there would be some impact to the Company but it is not believed that it would materially adversely affect the Company under its proposed model.
Failure to Properly Pay Business Taxes, Including Those in China, Could Have a Material Adverse Effect.
     In the course of doing business the Company may be subject to various taxes, such as sales and use, value-added, franchise, income, and import. The failure to properly calculate, report and pay such taxes when the Company is subject to them could have a material adverse effect on the Company’s financial condition and results of operations. Moreover, any change in the law or regulations regarding such taxes, or any interpretation thereof, could result in an increase in the cost of doing business.
     Between April and December 2005, the Company’s Hong Kong subsidiary engaged a service provider to facilitate product importation into China and act, or engage another party to act, as the importer of record. The individual that owns that service provider is one of the directors of the Company’s wholly- owned Chinese subsidiary. The Company believes that the amount of duty paid to Chinese Customs on the imported goods by the importer of record was paid at the negotiated rate. However, there can be no assurance that Chinese Customs will not elect, in the future, to examine the duty paid, and if they conduct such examination, they may conclude that the valuation established was insufficient, resulting in an underpayment of duties. As a consequence, the importer of record could be required to pay additional duties and possible penalties to Chinese Customs. Additional duties could range between zero and $46.0 million, plus penalties. The extreme worst case was calculated using the highest possible assessment to the highest possible declared value and assuming that negotiated valuation practices do not apply. The Company believes that any such future assessment of additional duties or penalties would be made against and become the responsibility of the importer of record. There can be no assurance that the Company or its subsidiaries would not be assessed with such liability in the event that the importer of record is unable to pay all or part of such amount.
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
An Increase In The Amount Of Compensation Paid To Distributors Would Reduce Profitability.
     A significant expense is the payment of compensation to our distributors, which represented approximately 51% of net revenues during 2006. The increase is due to the growth of the distributor network and number of down-line levels, an elevated level of promotions, local promotional programs and various business development agreements. We compensate our distributors by paying commissions, bonuses, and certain awards and prizes. We closely monitor the amount of compensation to distributors paid as a percentage of net sales and may need to adjust our compensation plan to prevent distributor compensation from having a significant adverse effect on earnings. There can be no assurance that these changes or future changes to our compensation plan or product pricing would be successful in maintaining the level of distributor compensation expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated distributors. An increase in compensation payments to distributors as a percentage of net sales will reduce our profitability. Under our current compensation plan, commissions may be limited to 60% of sales. See “Item 1. – Working with Distributors – Compensation Plans.”
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
Our Internal Controls and Accounting Methods Require Further Modification.
     The Company modified certain of its accounting policies and made other adjustments to our accounting for past transactions, which resulted in the restatement of the Company’s financial statements for each quarter in 2001, 2002, and 2003, for the years ended December 31, 2001, 2002, 2003, and 2005 as well as the first quarter in 2004. In connection with the restatement of our financial statements, many of the restatement items are the result of material weaknesses in the Company’s internal controls and procedures. Also, in November 2005, the Company’s top two officers at the time, Mark Woodburn and Terry LaCore, the President of the Company and the Chief Executive Officer of NHT Global U.S., respectively, were terminated due to management misconduct.
     The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report our financial performance on a timely basis in the foreseeable future. Nevertheless, we continue to have material weaknesses. If we are unable to develop and implement effective controls and procedures, we may not be able to report our financial performance on a timely basis and our business and stock price would be adversely affected. See “Item 9A. – Controls and Procedures.”
Non-Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Materially Adversely Affect Us.
     The Securities Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which could require us to include in our annual reports on Form 10-K, beginning in fiscal 2007, an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of such internal controls over financial reporting beginning in fiscal 2008. While we intend to diligently and thoroughly document, review, test and improve our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act, if our independent auditors are not satisfied with the adequacy of our internal controls over financial reporting, or if the independent auditors interpret the requirements, rules and/or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock.
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

     In connection with its acquisition of MarketVision Communications Corporation in 2004, the Company and MarketVision entered into a Software License Agreement (the “Software License Agreement”) dated as of March 31, 2004, with MarketVision Consulting Group, LLC (the “Licensee”), a limited liability company owned by John Cavanaugh, the President of MarketVision, and Jason Landry, a Vice President of MarketVision. The Software License Agreement was filed on April 15, 2004, as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated by reference into the Company’s Annual Report on Form 10-K.
     Upon an Event of Default (as defined), the Software License Agreement grants, among other things, the Licensee with an irrevocable, exclusive, perpetual, royalty free, fully-paid, worldwide, transferable, sublicensable right and license to use, copy, modify, distribute, rent, lease, enhance, transfer, market, and create derivative works to the MarketVision software. An “Event of Default” under the Software License Agreement includes a “Share Default,” which is defined as the market value per share of the Company failing to equal or exceed $10.00 per share for any one rolling period of six months for a certain period following the acquisition of MarketVision. The last time that the Company’s stock closed at or above $10.00 per share was February 16, 2006, and a Share Default would otherwise have occurred on August 17, 2006. The parties to the Software License Agreement amended that agreement to provide that no Share Default will occur prior to December 31, 2006. No further amendments have been entered into, and as a result, the Company is currently in default.
     Although an Event of Default has occurred, the Company believes that it continues to have the right to continue using the MarketVision software for its internal use only and not as an application service provider or service bureau, but may not rent, lease, license, transfer or distribute the software without the Licensee’s prior written consent. Moreover, the Company believes that it has the right to receive certain application service provider services from Licensee, if it chooses to do so. The Company does not believe that the occurrence of the Event of Default has had or will have a material adverse effect on the Company.
Regulatory Matters Governing Our Industry Could Have A Significant Negative Effect On Our Business.
     In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our failure or our distributors’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.
Direct Selling System
     Our direct selling system is subject to a number of federal and state regulations administered by the Federal Trade Commission (the “FTC”) and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to direct selling organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within the organizations is based on sales of the organizations’ products rather than investments in the organizations or other non-retail sales related criteria. We are subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations. The failure of our direct selling system to comply with such regulations could have a material adverse effect on our business in a particular market or in general.
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
     On April 12, 2006 the FTC issued a notice of proposed rulemaking which, if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include the Company, to (i) implement a seven day waiting period before entering into an agreement with a prospective business opportunity purchaser, and (ii) provide all prospective business opportunity purchasers with substantial information in writing at the beginning of the waiting period regarding the business opportunity, including information relating to: representations made as to the earnings experience of other business opportunity purchasers, the names and telephone numbers of recent purchasers in their geographic area, cancellation or refund policies and requests within the prior two years, certain legal actions against the company, its affiliated companies and company officers, directors, sales managers and certain others. The Direct Selling Association

(the “DSA”) and other interested parties have filed over 17,000 comments with the FTC that are publicly available regarding the proposed rule through the FTC’s website at http://www.ftc.gov/os/comments/businessopprule/index.htm. The DSA and other interested parties also filed “rebuttal” comments with the FTC in September, 2006. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as originally proposed. Nevertheless the proposed rule, if implemented in its original form, would negatively impact our business in the United States.
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
     On March 7, 2003, the U.S. Food and Drug Administration (the “FDA”) proposed a new regulation to require current Good Manufacturing Practices (“cGMPs”), affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of whom might not meet the new standards.
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
Currency Exchange Rate Fluctuations Could Lower Our Revenue And Net Income.
     In 2006, approximately 89% of our revenue was recorded by subsidiaries located outside of North America. Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency. Accordingly, our international subsidiaries use the local currency as their functional currency. The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period. As exchange rates vary, revenue and other operating results may differ materially from our expectations. Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.
     We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar. We also purchase all inventories in U.S. dollars. Our foreign currency exchange rate exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar, Japanese yen, Mexican peso, Chinese yuan, and Australia dollar, represented approximately 23% of our revenue in 2006. Our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.
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

Limited Product Line.
     The Company offers a limited number of products under its NHT Global brand (see “Item 1. – Our Principal Products”). Our Premium Noni Juice™, Skindulgence®, Alura® and La Vie™ products each account for a significant portion of our total sales and, together, account for a significant majority of our total sales. If demand for any of these four products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products, or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations could be materially and adversely effected.
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
     Outside the United States, we lease office space in Hong Kong, China, Japan, Taiwan, Singapore, South Korea, the Philippines, Australia, Mexico, the Cayman Islands, Canada and Slovenia. In China, we also lease a manufacturing facility for future anticipated assembly operations and retail space for our “experience centers” where prospective consumers sample the Company’s products. We contract with third parties for fulfillment and distribution operations in most of our international markets. We believe that our existing properties are in good condition and suitable for the conduct of our business.
     In Japan, we gave notice to the landlord that we plan to vacate the space for our distributor gallery by August 2007. An impairment charge for the leasehold improvement was recorded during the period ending December 31, 2006.
Item 3. LEGAL PROCEEDINGS
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleged that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of 206.7 million Korean won (approximately $220,000 at December 31, 2006). LXK also incurred related costs of 40.0 million Korean won (approximately $43,000 at December 31, 2006) as a result of the judgment. The Company recorded a reserve for the entire 246.7 million Korean won at December 31, 2004 and appealed the ruling. On May 10, 2006, an intermediate court of appeals issued a ruling that the Company believes reversed that part of the judgment that had imposed 186.7 million Korean won of the fine, but upheld the fine of 20.0 million Korean won (which has already been paid) and the ruling that Alura cannot be imported as a cosmetic product. LXK has filed an appeal of this ruling with the Korean Supreme Court. The Company has been unable to determine with certainty that it will not be subject to the fine of 186.7 million Korean won if the appeal is unsuccessful, and will therefore continue to reserve 226.7 million Korean won (approximately $241,000 at December 31, 2006). The inability to sell Alura in South Korea if the appeal is unsuccessful is not anticipated to have a material adverse effect on the financial condition, results of operations, and cash flow or business prospects of LXK.
     On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn, former President and director of the Company, and Terry LaCore, former Chief Executive Officer of NHT Global U.S. and director of the Company, and an NHT Global distributor. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Mr. Loghry then filed amended counterclaims and, on June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Mr. Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On December 27, 2006, the Loghry Case and the Trustee Case were consolidated. The Company continues to deny the allegations by Mr. Loghry and the United States Trustee and intends to vigorously contest their claims. An unfavorable judgment could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.
     On September 11, 2006, a putative class action lawsuit was filed by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. On December 20, 2006, the court granted an unopposed motion to designate The Rosen Law Firm P.A. as lead counsel. On February 18, 2007, the plaintiffs filed an amended complaint. The Company intends to vigorously defend this lawsuit.
     On February 9, 2007, the Company and NHT Global U.S. received a demand letter for $229,750 from a former distributor who claims to have wire transferred this amount to NHT Global U.S. in 2004 for products that were not delivered and for exclusive sales rights in England and Japan that were not honored. The Company is investigating this claim.
     In August 2006, the Company was advised by the Staff of the SEC that it was conducting an informal inquiry into matters that are the subject of previously disclosed investigations by the Company’s Audit Committee, including the payments received by Messrs. Mark Woodburn and Terry LaCore from an independent distributor. In connection with the inquiry, the Staff of the SEC requested that the Company voluntarily provide it with certain information and documents, including information gathered by the independent investigator engaged by the Company’s Audit Committee. The Company voluntarily cooperated with this inquiry. On October 20, 2006, the Company received a formal order of investigation issued by the SEC regarding possible securities laws violations by the Company and/or other persons. At this time, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on the Company. The Company has been cooperating fully with the SEC with respect to its investigation.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on November 17, 2006. At the annual meeting of stockholders, Stephanie S. Hayano, Randall A. Mason, Anthony B. Martino, Terrence M. Morris, Colin J. O’Brien, and Sir Brian Wolfson were elected to serve as our directors until the next annual meeting or until their successors are duly elected. Each director was elected by a plurality of votes in accordance with the Delaware General Corporation Law. There was no solicitation in opposition to management’s director nominees. The following reflects the vote tabulation with respect to each director nominee.

Name of Director Nominee	Votes For	Votes Withheld
Stephanie S. Hayano	5,832,700	76,001
Randall A. Mason	5,815,719	92,982
Anthony B. Martino	5,839,024	69,677
Terrence M. Morris	5,839,026	69,675
Colin J. O’Brien	5,575,593	333,108
Sir Brian Wolfson	5,815,619	93,082
     The stockholders ratified Item 2, the appointment of Lane Gorman Trubitt, L.L.P. as the Company’s independent auditors for the fiscal year ending December 31, 2006, with 5,854,144 votes being cast for, 13,143 votes being cast against and 41,413 abstentions and broker non-votes.
     The stockholders approved Item 3, the Company’s 2007 Annual Incentive Plan, with 2,799,487 votes being cast for, 112,397 votes being cast against and 2,996,817 abstentions and broker non-votes.
     The stockholders approved Item 4, the Company’s 2007 Equity Incentive Plan, with 2,313,475 votes being cast for, 599,370 votes being cast against and 2,995,856 abstentions and broker non-votes.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is quoted on The NASDAQ Global Market under the symbol “BHIP”. Prior to February 22, 2005, our common stock was quoted on the NASD over-the-counter bulletin board under the symbol “NHTC” and subsequently “NHLC.OB”.
     The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported on the NASD over-the-counter bulletin board and The NASDAQ Global Market. Bid quotations as reported on the NASD over-the-counter bulletin board reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

Quarter Ended:	High	Low
March 31, 2005	$18.89	$11.00
June 30, 2005	15.00	11.12
September 30, 2005	17.07	12.66
December 31, 2005	16.00	8.27

March 31, 2006	$12.09	$6.35
June 30, 2006	7.45	3.25
September 30, 2006	3.99	2.35
December 31, 2006	2.75	1.26
     At March 9, 2007, there were approximately 400 record holders of our common stock.
     We have never declared or paid any cash dividend on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any dividends in the foreseeable future. Payment of any future dividends will be at the direction of our Board of Directors.

Item 6. SELECTED FINANCIAL DATA
     The following data has been derived from our audited consolidated financial statements and should be read in conjunction with those statements. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2002	2003	2004	2005[2]	2006
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Net sales	$36,968	$62,576	$133,225	$194,472	$133,428
Gross profit	29,216	48,900	103,904	150,359	100,362
Distributor commissions	16,834	27,555	68,579	101,021	68,265
Selling, general and administrative expenses	10,710	15,770	33,102	49,000	45,735
Provision for (recovery of) KGC receivable	—	—	—	2,759	(1,405)
Income (loss) from operations	238	5,575	2,223	(2,421)	(12,233)
Net income (loss)	2,139	4,728	1,241	(4,869)	(11,460)

Diluted income (loss) from continuing operations per share[1]:	$(0.11)	$0.83	$0.18	$(0.70)	$(1.42)
Diluted weighted-average number of shares outstanding[1]:	3,118	5,688	6,822	6,934	8,079

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,864	$11,133	$22,234	$18,470	$11,936
Working capital	(1,187)	2,889	17,519	10,596	1,038
Total assets	10,319	20,340	62,105	63,948	48,585
Total debt	684	199	818	109	—
Total stockholders’ equity (deficit)	(398)	4,824	37,029	37,169	26,975

[1]	All share and earnings per share data gives effect to a 1-for-100 reverse stock split, which took effect in March 2003.

[2]	The Company sold its 51% equity interest in KGC effective December 31, 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     The Company is an international direct-selling organization. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers. Prior to June 1, 2006, the Company marketed its “NHT Global” branded products under the name, “Lexxus International.”
     As of December 31, 2006, the Company is conducting business in at least 15 countries through approximately 96,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have experienced significant revenue growth in prior years due in part to our efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in 2007. Our priority for 2007 is to progress further on developing the Chinese market.
     In 2006, we generated approximately 89% of our revenue from outside North America, with sales in Hong Kong representing approximately 67% of revenue. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
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
     At the same time and as a condition of the sale, the Company entered into a separate agreement pursuant to which KGC is obligated to pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling $2.8 million, which is reduced as payments are received. As of December 31, 2006, KGC is current on all monthly payments due, and as such, the Company reversed $1,405,000 of the reserve.
     KGC sells the Company’s products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the results of KGC for fiscal 2005 have been reported in results from operations.
     Had KGC not been included in results from operations, the Company’s 2005 statement of operations would have reflected the following (in thousands):

	Actual	As Adjusted
Net sales	$194,472	$160,214
Gross profit	150,359	123,804
Distributor commissions	101,021	85,388
Loss from operations	(2,421)	(1,668)
     Effective July 1, 2006, the Company sold its equity interests in eKaire.com, Inc. and other subsidiaries that distribute nutritional supplements aimed at general health and wellness (see Note 5 to the consolidated financial statements).

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
     In 2004, 2005 and 2006, approximately 56%, 62% and 67% of our revenue, respectively, was generated in Hong Kong. Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. After consulting with outside professionals, the Company believes that our Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributable to us.
     On April 12, 2004, an investigative television program was aired in China with respect to the operations of the Company’s Hong Kong subsidiary and the representative office located in Beijing. Among other things, the television program alleged that our Hong Kong operations engaged in fraudulent activities and sold products without proper permits. In response, the Company sent a member of management to China to investigate and manage what was happening in China. Prior to that time, the Company did not have any management personnel in China. Among other things, the individual determined that the Company should be proactive in demonstrating that alleged illegal acts of individual members were not the acts of the Company itself and that the Company intended to invest in China for the long-term. Accordingly, the Company took the following steps:
•	The Company set up a school in Macau to train members about the applicable Chinese legal requirements and the need for distributors to accurately and fairly describe business opportunities available to potential members. The schools were operated from May 2004 to November 2005.

•	The Company suspended shipment of product to certain members until they had completed the required training.

•	The Company extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund.

•	The Company began posting announcements on its Hong Kong website to the effect that the resale of its products in China without the appropriate license would result in termination of membership. Since then, the Company has terminated at least four members in China for engaging in activities in violation of Chinese law.

•	In June 2004 the Company completed formation of its Chinese subsidiary (“NHT Global China”), and by the end of 2005 had invested $12.0 million as capital in that entity.

•	NHT Global China is working to file an application for a direct selling license under proposed legislation.

•	NHT Global China has leased space in Zhuhai, purchased equipment and finished out a manufacturing facility. Although NHT Global China now has a license to manufacture and employee personnel, it does not yet have a license to sell any product manufactured there and will not begin manufacturing operations until it has obtained that license.

•	On November 1, 2005, NHT Global China obtained its general cosmetic manufacturing permit and has begun trial production testing.
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
     Between April and December 2005, the Company’s Hong Kong subsidiary engaged a service provider to facilitate product importation into China and act, or engage another party to act, as the importer of record. The individual that owns that service provider was one of the directors of NHT Global China. The Company believes that the amount of duty paid to Chinese Customs on the imported goods by the importer of record was paid at the negotiated rate. However, there can be no assurance that Chinese Customs will not elect, in the future, to examine the duty paid, and if they conduct such examination, they may conclude that the valuation established was insufficient, resulting in an underpayment of duties. As a consequence, the importer of record could be required to pay additional duties and possible penalties to Chinese Customs. Additional duties could range between zero and $46.0 million, plus penalties. The extreme worst case was calculated using the highest possible assessment to the highest possible declared value and assuming that negotiated valuation practices do not apply. The Company believes that any such future assessment of additional duties or penalties would be made against and become the responsibility of the importer of record. There can be no assurance that the Company or its subsidiaries would not also be assessed with such liability in the event that the importer of record is unable to pay all or part of such amount.
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

	Year Ended December 31,
	2004		2005		2006
North America	$15,631	11.7%	$15,297	7.9%	$13,637	10.2%
Hong Kong	74,293	55.8	120,968	62.2	88,835	66.6
Taiwan	3,261	2.5	3,722	1.9	4,367	3.3
Southeast Asia	1,786	1.3	6,438	3.3	1,710	1.3
Russia and Eastern Europe[1]	30,248	22.7	34,258	17.6	—	—
South Korea	5,524	4.1	8,495	4.4	12,538	9.4
Australia/New Zealand	623	0.5	1,455	0.7	1,100	0.8
Japan	—	—	1,659	0.9	6,761	5.1
Latin America	—	—	518	0.3	3,496	2.6
Other	41	—	—	—	293	0.2

Total NHT Global	131,407	98.6	192,810	99.2	132,737	99.5

North America	1,283	1.0	1,231	0.6	507	0.4
Australia/New Zealand	535	0.4	431	0.2	184	0.1

Total eKaire[2]	1,818	1.4	1,662	0.8	691	0.5

	$133,225	100%	$194,472	100%	$133,428	100%

[1]	The Company no longer consolidates the operating results of KGC for periods beginning after December 31, 2005 as it sold its 51% interest in KGC to Bannks Foundation effective December 31, 2005.

[2]	The Company no longer consolidates the operating results of the eKaire.com and other subsidiaries that distribute “Kaire” branded products (the “Kaire Entities”) for periods beginning after June 30, 2006 as it sold its interests in the Kaire Entities to Kaire International (Canada) Ltd. Effective July 1, 2006.

     Cost of sales consist primarily of products purchased from third-party manufacturers, freight cost for shipping products to distributors, import duties, costs of promotional materials sold to the Company’s distributors at or near cost, provisions for slow moving or obsolete inventories and, prior to the closing of the merger with MarketVision Communications Corp. on March 31, 2004, the amortization of fees charged by the Company’s third party software service provider. Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs.
     Distributor commissions are our most significant expense and are classified as an operating expense. Under our compensation plan, distributors are paid weekly commissions in the distributor’s home country, in their local currency, for product sold by that distributor’s down-line distributor network across all geographic markets. Distributors are not paid commissions on purchases or sales of our products made directly by them. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to do business. Currently, there are two fundamental ways in which our distributors can earn income:
•	Through retail markups on sales of products purchased by distributors at wholesale prices; and

•	Through a series of commissions paid on product purchases made by their down-line distributors.
     Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product’s wholesale cost. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Distributor commissions are dependent on the sales mix and, for 2006, represented 51% of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
     Selling, general and administrative expenses consist of administrative compensation and benefits (including stock-based compensation), travel, credit card fees and assessments, professional fees, certain occupancy costs, depreciation and amortization, and other corporate administrative expenses. In addition, this category includes selling, marketing, and promotion expenses including costs of distributor conventions which are designed to increase both product awareness and distributor recruitment. Because our various distributor conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.
     Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. We implemented a foreign holding and operating company structure for our non-United States businesses effective December 1, 2005. This structure re-organized our non-United States subsidiaries into the Cayman Islands. Though our goal is to improve the overall tax rate, there is no assurance that the new tax structure will be successful. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements, plans, or arrangements, or require changes in our transfer pricing practices, we could be required to pay higher taxes, interest and penalties, and our earnings would be adversely affected.
Critical Accounting Policies
     In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” and SEC Release Number 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified certain policies and estimates that are important to the portrayal of its financial condition and results of operations. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments. These policies and estimates require the application of significant judgment by the Company’s management.
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at December 31, 2006 include the following:

     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at December 31, 2006 was approximately $5.9 million, net of reserve of $3.3 million. The Company recorded a reserve for obsolete inventory of approximately $534,000 in 2005 primarily related to coffee pods used in the Gourmet Coffee Café TM coffee machines. Additional reserve of $2.6 million was recorded in 2006 to write down inventory to its net realizable value due to declining sales, particularly in Mexico and Japan, and the discontinuation of the Gourmet Coffee Café TM product line.
     Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At December 31, 2006, goodwill of approximately $14.1 million was reflected on the Company’s balance sheet. No impairment of goodwill has been identified in any of the periods presented.
     The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During 2006, the Company determined that it was in its best interest to abandon its Japan distributor gallery. As a result, an impairment charge of $0.9 million was recorded for certain furniture and fixture, office equipment, and leasehold improvements. Also during 2006, the Company recorded an impairment charge of $171,000 for its acquired distributor database. These charges are included as a component of selling, general and administrative expenses. At December 31, 2006, the net book value of the Company’s property and equipment and intangible assets were approximately $2.9 million and $3.4 million, respectively.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 11% of sales. Sales returns are approximately 4% and 5% of sales for the years ended December 31, 2005 and 2006, respectively. The allowance for sales returns was approximately $1.7 million and $1.8 million at December 31, 2005 and 2006, respectively. No material changes in estimates have been recognized for the year ended December 31, 2006.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.5 million and $1.0 million at December 31, 2005 and 2006, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     During April 2005, the Company launched a new product line, Gourmet Coffee Café TM, which consisted of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café TM was a very different product than the Company’s other products and no reliable information on the Company’s sales returns or warranty obligation existed, the Company deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product was established. The deferral totaled approximately $1.6 million and $1.2 million in revenue and related costs, respectively, for product shipped through December 31, 2005. The deferred costs were recorded in other current assets, as the sales return period for North American distributors is only for one year. During 2006, the Company recognized revenue of $1.7 million since the sales return period had substantially expired and the estimated additional sales returns were considered insignificant. Upon revenue recognition, the Company also recorded the related cost of sales and distributor commissions of $1.0 million and $0.3 million, respectively. Also during 2006, the Company decided to discontinue sales of Gourmet Coffee Café TM product and recorded a charge of $0.5 million to cost of sales for its remaining inventories.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. During the third quarter of 2004, the Company changed its amortization methodology from a monthly method to the preferred daily method whereby revenues for each enrollment package start the day of enrollment. The change in methodology resulted in additional deferred revenue of approximately $280,000 during 2004. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. Prior to the acquisition of MarketVision Communications Corp. (“MarketVision”) on March 31, 2004, the Company paid MarketVision a fixed amount in exchange for MarketVision creating and maintaining individual web pages for such distributors. These payments to MarketVision were deferred and recorded as a prepaid expense. The related amortization was recorded to cost of sales over the term of the arrangement. The remaining unamortized costs were included in the determination of the purchase price of MarketVision. Subsequent to the acquisition of MarketVision, no upfront costs are deferred as the amount is nominal. Costs associated with shipments are included in cost of sales. At December 31, 2006, enrollment package revenue totaling $4.6 million was deferred. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
     Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2005, the Company increased the valuation allowance to equal its net deferred tax assets due to the uncertainty of future operating results. During 2006, the Company recorded deferred tax assets in foreign jurisdictions that are expected to be realized and therefore no valuation allowance is necessary. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.
Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2004	2005	2006
Net sales	100%	100%	100%
Cost of sales	22.0	22.7	24.8

Gross profit	78.0	77.3	75.2
Operating expenses:
Distributor commissions	51.5	51.9	51.2
Selling, general and administrative expenses	24.8	25.2	34.3
Provision for (recovery of) KGC receivable	—	1.4	(1.1)

Total operating expenses	76.3	78.5	84.4

Income (loss) from operations	1.7	(1.2)	(9.2)
Other income (expense), net	0.1	(0.5)	0.7

Income (loss) before income taxes and minority interest	1.8	(1.7)	(8.5)
Income tax provision	(0.5)	(0.8)	(0.1)
Minority interest	(0.4)	—	—

Net income (loss)	0.9%	(2.5)%	(8.6)%

2006 Compared to 2005
     Net Sales. Net sales were approximately $133.4 million for the twelve months ended December 31, 2006 compared to $194.5 million for the twelve months ended December 31, 2005. Part of this decrease of $61.0 million, or 31%, was due to the sale of KGC effective December 31, 2005. Excluding KGC, the Company’s net sales decreased $26.8 million, or 17%, for the twelve months ended December 31, 2006 over the prior year. This decrease was primarily due to the distractions and disruptions caused by management changes in the last twelve months as well as the reaction stemming from the uncertain regulatory environment in China that is currently impacting the Hong Kong-based business. Hong Kong net sales decreased $32.1 million, or 27%, over a year ago while North American net sales were down $1.7 million, or 11%, over a year ago (excluding eKaire.com). Net sales for Southeast Asia were down $4.7 million, or 73%, over the prior year due to advanced sales to Japanese distributors from Singapore in the prior year. Partly offsetting these decreases, South Korea net sales increased $4.0 million, or 48%, compared to 2005, as it experienced a significant increase in its distributor count and introduced new products to the local market. Additionally, incremental sales from Japan and Mexico totaled $5.1 million and $3.0 million, respectively.

     As of December 31, 2006, the operating subsidiaries of the Company had approximately 96,000 active distributors, compared to 119,000 active distributors at December 31, 2005, excluding KGC and the Kaire Entities, which were sold effective July 1, 2006. This decrease is primarily due to the distractions and disruptions caused by management changes in the last twelve months as well as the uncertain regulatory environment in China that is currently impacting the Hong Kong-based business.
     As of December 31, 2006, the Company had deferred revenue of approximately $5.6 million, of which approximately $1.0 million pertained to product sales and approximately $4.6 million pertained to unamortized enrollment package revenue. During 2006, the Company recognized $1.7 million of Gourmet Coffee Café TM revenue in the North American market. Deferred revenue at December 31, 2005 included $1.6 million of the amount recognized in 2006 due to insufficient return and warranty experience on the coffee product line.
     Cost of Sales. Cost of sales was approximately $33.1 million, or 24.8% of net sales, for the twelve months ended December 31, 2006 compared with approximately $44.1 million, or 22.7% of net sales, for the twelve months ended December 31, 2005. Excluding KGC, cost of sales decreased $3.3 million, or 9%, over the prior year, due primarily to the decrease in net sales. Additionally, excluding KGC, cost of sales as a percentage of net sales was 22.7% in the prior year. The percentage increase results largely from $1.0 million in Gourmet Coffee Café TM costs previously deferred recorded upon revenue recognition during 2006 and a charge for additional inventory reserve of $2.6 million recorded to write down inventory to its net realizable value. This provision was based on product expiration dates, the Company’s best estimates of estimated product demand, as well as its future plans.
     Gross Profit. Gross profit was approximately $100.4 million, or 75.2% of net sales, for the twelve months ended December 31, 2006 compared with approximately $150.4 million, or 77.3% of net sales, for the twelve months ended December 31, 2005. Excluding KGC, gross profit was 77.3% of net sales in the prior year, and decreased $23.4 million, or 19%, mainly due to decreased sales.
     Distributor Commissions. Distributor commissions were approximately $68.3 million, or 51.2% of net sales, for the twelve months ended December 31, 2006 compared with approximately $101.0 million, or 51.9% of net sales, for the twelve months ended December 31, 2005. Excluding KGC, distributor commissions decreased by $17.1 million, or 20%, mainly due to the decrease in net sales. Additionally, excluding KGC, distributor commissions as a percentage of sales decreased two points from 53.3% a year ago primarily as a result of fewer commissions earned in newer markets such as Japan and Mexico, and a reduction in the overall commission rate in South Korea.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $45.7 million, or 34.3% of net sales, for the twelve months ended December 31, 2006 compared with approximately $49.0 million, or 25.2% of net sales, for the twelve months ended December 31, 2005. Excluding KGC, selling, general and administrative expenses were 23.3% of net sales in the prior year and increased by $8.4 million, or 23%, in the twelve months ended December 31, 2006 mainly due to the following:
•	costs of opening new markets in Mexico ($1.3 million) and Japan ($1.9 million);

•	costs to vacate the Japan distributor gallery by August 2007 ($0.9 million);

•	costs of expansion into China ($0.6 million);

•	higher personnel costs, event costs, professional fees and credit card charges and assessments in South Korea ($0.6 million);

•	higher accounting fees ($0.6 million), legal fees ($1.2 million), other professional fees ($0.3 million), personnel costs (including stock-based compensation) ($2.0 million), and Oracle support costs in North America ($0.3 million);

•	increased personnel costs, professional fees, and rent expense in Hong Kong ($1.1 million); partly offset by

•	lower distributor training costs and credit card charges and assessments in Hong Kong ($2.2 million).
     Other Income (Expense). Other income was approximately $946,000 for the year ended December 31, 2006 compared with expense of approximately $910,000 for the year ended December 31, 2005. This increase in other income results primarily from interest income, including imputed interest of $0.7 million on the KGC receivable, and a reduction in foreign currency losses of $0.9 million due to the elimination of the Company’s exposure to the euro.
     Income Taxes. The Company recorded a provision of $182,000 during the twelve months ended December 31, 2006 related to its international operations. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized. The Company recorded an income tax provision of $1.6 million for the twelve months ended December 31, 2005, which was negatively impacted by the repatriation of foreign earnings into the United States, taxable income on the KGC sale in December 2005 of approximately $1.3 million, and a decrease in the net deferred tax assets of approximately $0.5 million. Additionally, approximately $0.4 million more income tax expense was incurred in 2005 due to the greater operating profits generated by the Greater China region.

     Minority Interest. Minority interest benefit was approximately $9,000 for the twelve months ended December 31, 2006 compared with approximately $49,000 for the twelve months ended December 31, 2005. The decrease in the benefit relates primarily to the decreased profitability of KGC. Since the sale of KGC, minority interest expense has become insignificant.
     Net Income(Loss). Net loss was approximately $11.5 million, or 8.6% of net sales, for the twelve months ended December 31, 2006 compared to net loss of approximately $4.9 million, or 2.5% of net sales, for the twelve months ended December 31, 2005. The increased losses were primarily due to lower sales in Hong Kong, higher cost of sales resulting from additional inventory reserve, and higher selling, general and administrative expenses, specifically in North America and the new markets of China, Mexico, and Japan, including the costs to vacate the Japan distributor gallery by August 2007.
2005 Compared to 2004
     Net Sales. Net sales were approximately $194.5 million for the twelve months ended December 31, 2005 compared to $133.2 million for the twelve months ended December 31, 2004, an increase of approximately $61.3 million, or 46.0 percent. The revenue increase for the twelve months of 2005 over a year ago was due to growth in the Hong Kong-based business (contributing approximately $46.7 million of the total increase) and the opening of the Japanese office ($6.8 million, including advance sales recorded in Singapore). Most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China. The Company expected 2006 revenue generated in Southeast Asia, specifically Singapore, to decline as a substantial portion of its 2005 revenue was derived from the sale of products that were delivered into Japan. KGC ($4.0 million), South Korea ($3.0 million), Taiwan ($0.5 million) and Australia ($0.8 million) accounted for the rest of the sales growth.
     The overall growth in net sales was attributable to more net sales generated per distributor enhanced by a 5% product price increase implemented in January 2005 in most of our markets, $20.5 million or approximately one third of the increase, and an increase in the number of active independent distributors, approximately $40.8 million or approximately two thirds of the sales increase.
     As of December 31, 2005, the Company had deferred revenue of approximately $9.9 million, of which approximately $1.5 million pertained to product sales and approximately $6.8 million pertained to unamortized enrollment package revenue. Additionally, deferred revenue included approximately $1.6 million of Gourmet Coffee Café TM product shipped but unrecognized as of December 31, 2005 (approximately $1.2 million in Gourmet Coffee Café TM related costs were also deferred and recorded in other current assets as of December 31, 2005).
     Cost of Sales. Cost of sales was approximately $44.1 million, or 22.7% of net sales, for the twelve months ended December 31, 2005 compared with approximately $29.3 million, or 22.0% of net sales, for the twelve months ended December 31, 2004. This increase of approximately $14.8 million, or 50.4%, was primarily driven by increased sales. Cost of sales as a percentage of net sales was up approximately 1.0% due to an inventory write-off in 2005 and certain additional logistic processing costs for our Hong Kong-based business, partly offset by the 5% price increase as well as the elimination of the commissions paid to MarketVision after its acquisition by the Company on March 31, 2004.
     Gross Profit. Gross profit was approximately $150.4 million, or 77.3% of net sales, for the twelve months ended December 31, 2005 compared with approximately $103.9 million, or 78.0% of net sales, for the twelve months ended December 31, 2004. This increase of approximately $46.5 million, or 44.7%, was attributable to the increase in sales.
     Distributor Commissions. Distributor commissions were approximately $101.0 million, or 51.9% of net sales, for the twelve months ended December 31, 2005 compared with approximately $68.6 million, or 51.5% of net sales, for the twelve months ended December 31, 2004. This increase of approximately $32.4 million, or 47.3% of net sales, was primarily related to the significant increase in sales as well the depth of the distributor network.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $49.0 million, or 25.2% of net sales, for the twelve months ended December 31, 2005 compared with approximately $33.1 million, or 24.8% of net sales, for the twelve months ended December 31, 2004. This increase of approximately $15.9 million, or 48.0%, was mainly attributable to increases in the following:
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
     Net Income(Loss). Net loss was approximately $4.9 million, or 2.5% of net sales, for the twelve months ended December 31, 2005 compared to net income of approximately $1.2 million, or 0.9% of net sales, for the twelve months ended December 31, 2004. The decrease in net income was primarily due to higher distributor commissions, professional fees and marketing-related expenses. Additionally, the Company recorded a provision for the receivable from KGC totaling $2.8 million, incurred higher non-operating expenses during the twelve months ended December 31, 2005 resulting from foreign exchange losses, and recorded higher income tax expense.
Liquidity and Capital Resources
     Cash generated from operations has been the main funding source for the Company’s working capital and capital expenditure. In October 2004, the Company raised approximately $16 million, net of transaction fees, through a private equity placement. The Company is constantly evaluating its financial needs and potential sources of additional funding. At December 31, 2006, the Company’s cash and cash equivalents totaled approximately $11.9 million, including $4.1 million in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement.
     At December 31, 2006, the ratio of current assets to current liabilities was 1.05 to 1.00 and the Company had working capital of approximately $1.0 million. Working capital as of December 31, 2006 decreased $9.6 million compared to that as of December 31, 2005 mainly due to cash required to fund operations and a reduction in overall net inventories totaling $7.1 million, partly offset by a decrease in deferred revenue of $4.3 million.
     Cash used in operations for the twelve months ended December 31, 2006 was approximately $7.4 million. Cash was mainly utilized due to the incurrence of net losses and decreases in current liabilities, including income taxes payable and deferred revenue, partly offset by a reduction in existing inventories.
     Cash provided by investing activities during the twelve months ended December 31, 2006 was approximately $653,000, which primarily results from proceeds received on the KGC receivable, offset by investment in property and equipment. Cash used in financing activities during the year was approximately $5,000 due to repayment of debt, partially offset by proceeds received from stock option exercises. Total cash and cash equivalents decreased by approximately $6.5 million during the year.
     The Company believes that its existing liquidity, anticipated improvement in cash flows from operations, and anticipated fundraising activities should be adequate to fund normal business operations expected in the near future, assuming no significant unforeseen expense or substantial revenue decline.
     The Company plans to focus on further developing the Chinese market in the next twelve months. The Company does not expect the sale of its equity interests in the Kaire Entities effective July 1, 2006 (see Note 5 to the consolidated financial statements), to have a significant impact on its financial condition, results of operations, or cash flows.

     In addition to the Company’s current obligations related to its accounts payable and accrued expenses, the approximate future maturities of the Company’s existing commitments and obligations are as follows (in thousands):

	Year Ended December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases	$5,520	$1,912	$946	$776	$573	$507	$806
Purchase commitments	7,639	1,699	1,485	1,485	1,485	1,485	—

Totals	$13,159	$3,611	$2,431	$2,261	$2,058	$1,992	$806

     The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through May 2015.
     The Company maintains a purchase commitment with one of its suppliers to purchase its Cluster Concentrate™ product. Pursuant to this agreement, the Company is required to purchase from this supplier a minimum volume of 20,000 bottles of product per year. The total product cost is $138,800 before any volume discounts.
     In addition, the Company has an agreement with the supplier of its Alura® product to purchase a minimum volume of 15 barrels of product per quarter to maintain exclusivity and volume discounts. The total product cost is $1.5 million before any volume discounts. The Company intends to maintain this contract. The contract does not terminate unless the Company fails to purchase at least $371,250 per quarter.
     The Company has employment agreements with certain members of its management team, the terms of which expire at various times through December 2009. Such agreements provide minimum salary levels, as well as incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2006, assuming continued employment and excluding incentive bonuses, was approximately $2.9 million. Although the Company has the ability to terminate such agreements with notice, it would be required to pay severance to the respective employee.
Related Party Transactions
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $160,000, $158,000 and $18,000 during 2004, 2005 and 2006, respectively.
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
     In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, former President and director of the Company, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. In exchange for such services, the Company starting June 8, 2001 paid to Ohio Valley Welding, Inc., an affiliate of William Woodburn, $6,250 on a bi-weekly basis. The Company paid $118,750 during 2004. The consulting agreement between the Company and William Woodburn was terminated as of September 30, 2004.
     The Company’s former controller is married to Mark Woodburn. Her employment with the Company ended in August 2004. The Company paid her approximately $100,000 during 2004.
     On March 31, 2004, the Company entered into a merger agreement with MarketVision, pursuant to which the Company acquired all of the outstanding capital stock of MarketVision. As a founding stockholder of MarketVision, Terry LaCore received 450,000 shares of the Company’s common stock and was entitled to receive approximately $840,000 plus interest from promissory notes issued by the Company. Such promissory notes were paid in full during 2005.

     In connection with its acquisition of MarketVision, the Company entered into a software license agreement (the “Software License Agreement”), with MarketVision Consulting Group, LLC, a limited liability company owned by John Cavanaugh, the President of MarketVision, and Jason Landry, a Vice President of MarketVision (the “Licensee”). Upon an Event of Default (as defined), the Software License Agreement grants, among other things, the Licensee with an irrevocable, exclusive, perpetual, royalty free, fully-paid, worldwide, transferable, sublicensable right and license to use, copy, modify, distribute, rent, lease, enhance, transfer, market, and create derivative works to the MarketVision software. An “Event of Default” under the Software License Agreement includes a “Share Default,” which is defined as the market value per share of the Company failing to equal or exceed $10.00 per share for any one rolling period of six months for a certain period following the acquisition of MarketVision. The last time that the Company’s stock closed at or above $10.00 per share was February 16, 2006, and a Share Default would otherwise have occurred on August 17, 2006. The parties to the Software License Agreement amended that agreement to provide that no Share Default will occur prior to December 31, 2006. No further amendments have been entered into, and as a result, the Company is currently in default.
     Although an Event of Default has occurred, the Company believes that it continues to have the right to continue using the MarketVision software for its internal use only and not as an application service provider or service bureau, but may not rent, lease, license, transfer or distribute the software without the Licensee’s prior written consent. Moreover, the Company believes that it has the right to receive certain application service provider services from Licensee, if it chooses to do so. The Company does not believe that the occurrence of the Event of Default has had or will have a material adverse effect on the Company.
     On October 6, 2004, certain members of the Company’s Board of Directors and certain of the Company’s officers invested approximately $25,000 and purchased 1,984 units upon the same terms and conditions as the other buyers in the private placement.
     A former director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $5.2 million and $0.2 million were paid to Access and Info during 2005, respectively. Payments totaling approximately $207,000 and $340,000 were paid to Access and Info during 2006, respectively. Services provided by Access were transitioned to a third-party transportation and logistics company at the beginning of 2006. At December 31, 2006, approximately $10,000 was due to Info.
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
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, the Chairman of the Company’s Board of Directors and former Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. However, since payments were directed into an entity that is partially owned by Mr. Mason, he could no longer be considered “independent” in accordance with the rules of NASDAQ and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee. On March 28, 2006, the Board of Directors reappointed Mr. Mason as its Chairman.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn had owned since 1998 equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately

5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $9.9 million, $8.6 million, and $3.6 million during 2004, 2005 and 2006, respectively. At December 31, 2006, approximately $7,000 was due to Aloe and certain of its affiliates.
     On February 10, 2006, the Company entered into an escrow agreement (the “Escrow Agreement”) with Mark Woodburn and Terry LaCore, the LaCore and Woodburn Partnership, an affiliate of Messrs. Woodburn and LaCore, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Escrow Agreement, (i) the Company issued and deposited with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Messrs. Woodburn and LaCore deposited with the Agent $1,206,000 in cash (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issuable upon the cashless exercise of stock options issued in 2001 and 2002 to Mr. LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
     The Escrowed Shares were issued to the Agent upon receipt from the Agent of an irrevocable proxy to the Company to vote the Escrowed Shares on matters presented at meetings of stockholders or written consents executed in lieu thereof. The parties also agreed that the Agent will hold the Escrowed Shares and the Cash Deposit until it receives (i) joint written instructions from the Company, Messrs. Woodburn and LaCore, or (ii) a final non-appealable order from a court of competent jurisdiction.
     On October 31, 2006, the Company, Messrs. Woodburn and LaCore entered into several agreements (collectively, the “Settlement Agreements”), pursuant to which they resolved certain pending disputes among the parties relating to, among other things, payments to Messrs. Woodburn and LaCore from certain positions in the Company’s distribution “tree,” as follows:
     (a) Under the main Settlement Agreement, (i) Messrs. Woodburn and LaCore made a non-recourse promise to repay the Company $2.5 million (the “Payment Amount”) no later than October 31, 2008, (ii) the Company agreed to release the Cash Deposit to Mr. LaCore and the Escrowed Shares to Messrs. Woodburn and LaCore (subject to the pledge described below), (iii) Mr. LaCore agreed to provide the Company with assistance for up to 10 hours per month with respect to network marketing, compensation plan adjustments and strategic planning assistance during the one-year period ending October 31, 2007, (iv) Messrs. Woodburn and LaCore agreed to certain restrictions on their activities, and (v) the parties agreed to enter into the other Settlement Agreements described below.
     (b) Messrs. Woodburn and Mr. LaCore signed a Non-Recourse Promissory Note to pay the Payment Amount plus interest at the rate of 6% per annum, secured by a pledge of the released Escrow Shares. At any time, Messrs. LaCore and Woodburn may elect to repay all or part of the Note by delivering a number of Pledged Shares based upon the Fair Market Value (as defined in the Note) of such shares. The Company may also elect at any time to have all or part of the Note repaid by requiring the surrender of a number of Pledged Shares having a Fair Market Value equal to the repayment amount. In no event shall Messrs. LaCore and/or Woodburn be obligated to repay an amount due under the Note in excess of the Fair Market Value of the Pledged Shares. Given the uncertainty of the Payment Amount that will ultimately be realized, the Company will not recognize any Payment Amount in its financial statements until it is received or until the Pledged Shares are surrendered.
     (c) The Company and Mr. Woodburn entered into a Consulting Agreement, pursuant to which Mr. Woodburn agreed for a one-year period to assist the Company as a consultant with general administration, accounting, finance and strategic planning. Mr. Woodburn will be paid $17,000 per month plus reimbursement of bona fide business expenses approved in advance in writing by the Company. If Mr. Woodburn is terminated without Cause (as defined in the Consulting Agreement), he will be entitled to continue to receive his monthly retainer fee for the remainder of the term, unless he breaches the terms of his Restricted Activity Agreement (described below) or otherwise engages in a Competitive Activity (as defined in the Restricted Activity Agreement). Mr. Woodburn is permitted to engage in certain consulting activities for third parties that will not constitute Cause under the Consulting Agreement.
     (d) The Company and Messrs. LaCore and Woodburn entered into a Voting Agreement covering all shares of Company capital stock beneficially owned by them or shares acquired by them during the three year period ending October 31, 2009. All of such shares shall be voted by the Company’s Board of Directors, or such third party that is reasonably acceptable to each of the Company, Messrs. LaCore and Woodburn.
     (e) Each of Messrs. LaCore and Woodburn signed a Restricted Activity and Proprietary Rights Assignment Agreements, pursuant to which they each agreed to keep confidential or competitively sensitive information confidential and to disclose and assign to the Company any Work Product (as defined in the agreements). During the one year period ending October 31, 2007, Mr. LaCore agreed not to directly or indirectly (i) recruit or solicit any company personnel or independent distributors, or (ii) perform any services for any independent distributor of the Company (the “Covenant Not to Interfere”). During the term of his Consulting Agreement with the Company and continuing through the one year period following the receipt of his last monthly consulting fee or severance payment, Mr. Woodburn has also agreed to the Covenant Not to Interfere. In addition, except for Permitted Consulting Arrangements (as hereinafter defined), during the one year period ending on October 31, 2007, Mr. Woodburn has agreed not engage in any activity which competes with any substantial aspect or part of the Company’s business (or any affiliate thereof). “Permitted Consulting Arrangements” means any consulting or similar arrangement or agreement between Woodburn and any third party so long as Woodburn delivers to the Company not less than 10 business days prior to the commencement of service a written notice that describes the terms and conditions of the proposed consulting arrangement.
     (f) The Company, Messrs. LaCore and Woodburn entered into an Indemnification Agreement, pursuant to which each of Messrs. LaCore and Woodburn agreed as to his individual conduct to indemnify and hold harmless the Company and its affiliates for his conduct except for (i) Specified Conduct (as defined), and (ii) conduct for which Messrs. LaCore or Woodburn, as the case may be, is entitled to indemnification from the Company under the Company’s certificate of incorporation, by-laws and Delaware law.
     (g) The Company executed a limited release in favor of Messrs. LaCore and Woodburn with respect to all charges, claims, causes of action and demands related to their (i) directing, accepting, or permitting payments to or from certain positions in the Company’s distributor “tree” from January 1, 2001 through the date of the release, (ii) any related party transactions relating or pertaining to Messrs. LaCore or Woodburn that were previously disclosed in the Company’s public filings, and (iii) any disclosures made or omitted, if any, relating or pertaining to any of the foregoing conduct (collectively, the “Specified Conduct”).
     (h) Messrs. LaCore and Woodburn executed a general release in favor of the Company and its affiliates, including present and former stockholders, officers, directors, shareholders, employees, and representatives with respect to all charges, claims, causes of action and demands of any nature, known or unknown, which Messrs. LaCore or Woodburn had or may have in the future, except with respect to the Company’s obligations under the Settlement Agreements.
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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations using the modified-prospective transition method. The modified-prospective transition method does not allow for restatement of prior periods and accordingly, the results of operations for the twelve months ended December 31, 2006 and future periods will not be comparable to our historical results of operations. Under the modified-prospective transition method, compensation cost recognized in our results of operations includes (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is presented in the same lines as cash compensation paid to the same individuals.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized stock-based compensation of approximately $608,000 for the twelve months ended December 31, 2006, which approximates $0.08 per share. The Company did not recognize any tax benefit related to stock-based compensation for the twelve months ended December 31, 2006.
     As of December 31, 2006, there was $1.1 million of total unrecognized stock-based compensation on a pre-tax basis related to non-vested stock options. These costs are expected to be recognized over a weighted-average period of 2.3 years.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (the “FASB”) ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 clarifies that the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. The Company will adopt EITF 06-03 at the beginning of fiscal year 2007. The Company currently presents sales taxes collected from customers on a net basis and will include disclosure of this accounting policy in our consolidated financial statements upon adoption of EITF 06-03.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to beginning-of-year accumulated deficit. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.
Off–Balance Sheet Arrangements
     The Company does not utilize off-balance sheet financing arrangements other than in the normal course of business. The Company finances the use of certain facilities, office and computer equipment, and automobiles under various operating lease agreements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, we are exposed to market risks from changes in foreign currency exchange rates. We do not use derivative financial instruments to manage market risks.
     In 2006, approximately 89% of our revenue was recorded by subsidiaries located outside of North America. Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency. Accordingly, our international subsidiaries use the local currency as their functional currency. The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period. As exchange rates vary, revenue and other operating results may differ materially from our expectations. Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.
     We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar. We also purchase all inventories in U.S. dollars. Our foreign currency exchange rate exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar, Japanese yen, Mexican peso, Chinese yuan, and Australia dollar, represented approximately 23% of our revenue in 2006. The Company incurred a foreign currency loss of $0.2 million during 2006. Our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.
     We do not plan to hedge translation risks because cash flows from our international operations are generally reinvested locally. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include Korean won, Chinese yuan, Japanese yen, Mexican peso, New Taiwan dollar, and Australian dollar.

     Following are the average exchange rates of U.S. $1 into local currency for each of our international markets:

	2005				2006
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Hong Kong	$7.80	$7.79	$7.77	$7.75	$7.76	$7.76	$7.78	$7.78
China[1]	8.29	8.29	8.15	8.09	8.06	8.02	7.98	7.87
Taiwan	31.54	31.44	32.31	33.49	32.35	32.21	32.79	32.87
Singapore	1.64	1.66	1.68	1.69	1.63	1.59	1.58	1.56
Philippines	55.09	54.73	56.11	54.62	51.92	52.33	51.51	49.89
Russia and Eastern Europe[2]	0.76	0.79	0.83	0.84	—	—	—	—
South Korea	1,027.27	1,009.24	1,030.00	1,043.65	992.64	964.91	970.11	952.38
Australia	1.29	1.30	1.32	1.34	1.35	1.34	1.32	1.30
New Zealand	1.40	1.40	1.45	1.44	1.50	1.60	1.58	1.49
Japan[3]	—	—	111.19	117.20	116.91	114.49	116.14	117.80
Latin America[3]	—	—	10.72	10.72	10.60	11.18	10.97	10.90

[1]	Until July 2005, the Chinese currency was pegged to the U.S. dollar.

[2]	The functional currency of KGC is the euro. The Company will no longer consolidate the operating results of KGC for periods beginning after December 31, 2005 as it sold its 51% interest in KGC to Bannks Foundation effective December 31, 2005.

[3]	No significant revenue generating activities occurred until the third quarter of 2005.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Natural Health Trends Corp.
Dallas, Texas
We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Health Trends Corp. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
/s/ Lane Gorman Trubitt, L.L.P.
Lane Gorman Trubitt, L.L.P.
Dallas, Texas
March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Natural Health Trends Corp.
Dallas, Texas
We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Health Trends Corp. at December 31, 2005, and the results of its operations and its cash flows for each of the two years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 6 to the consolidated financial statements, sales of products delivered to members in China represent a significant portion of the Company’s net sales. Any disruption of such sales would have a negative impact upon the Company’s future operations. Further, if it were determined that import duties into China are underpaid, the Company could be required to satisfy part or all of the liability.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Dallas, Texas
April 28, 2006, except for Note 17 of the notes to the 2005 financial statements as to which the date is May 5, 2006 and Note 2 of the notes to the 2005 financial statements as to which the date is May 29, 2006

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,470	$11,936
Restricted cash	903	455
Certificates of deposit	1,276	1,277
Accounts receivable	300	462
Inventories, net	12,993	5,857
Other current assets	3,356	2,639

Total current assets	37,298	22,626
Property and equipment, net	3,143	2,944
Goodwill	14,145	14,145
Intangible assets, net	4,529	3,400
Restricted cash	3,859	4,142
Deferred tax assets	—	208
Other assets	974	1,120

Total assets	$63,948	$48,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,023	$3,424
Income taxes payable	1,308	281
Accrued distributor commissions	4,001	3,852
Other accrued expenses	6,827	5,255
Deferred revenue	9,897	5,641
Debt	109	—
Other current liabilities	2,537	3,135

Total current liabilities	26,702	21,588
Commitments and contingencies
Minority interest	77	22
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,108,867 and 8,199,933 shares issued and outstanding at December 31, 2005 and 2006, respectively	7	8
Additional paid-in capital	69,417	70,042
Accumulated deficit	(32,668)	(44,128)
Accumulated other comprehensive income:
Foreign currency translation adjustments	413	1,053

Total stockholders’ equity	37,169	26,975

Total liabilities and stockholders’ equity	$63,948	$48,585

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2005	2006
Net sales	$133,225	$194,472	$133,428
Cost of sales	29,321	44,113	33,066

Gross profit	103,904	150,359	100,362
Operating expenses:
Distributor commissions	68,579	101,021	68,265
Selling, general and administrative expenses	33,102	49,000	45,735
Provision for (recovery of) KGC receivable	—	2,759	(1,405)

Total operating expenses	101,681	152,780	112,595

Income (loss) from operations	2,223	(2,421)	(12,233)
Other income (expense), net	137	(910)	946

Income (loss) before income taxes and minority interest	2,360	(3,331)	(11,287)
Income tax provision	(663)	(1,587)	(182)
Minority interest	(456)	49	9

Net income (loss)	$1,241	$(4,869)	$(11,460)

Income (loss) per share:
Basic	$0.22	$(0.70)	$(1.42)

Diluted	$0.18	$(0.70)	$(1.42)

Weighted-average number of shares outstanding:
Basic	5,580	6,934	8,079

Diluted	6,822	6,934	8,079

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE, December 31, 2003	4,656,463	$4	$34,007	$(29,040)	$(147)	$4,824
Net income	—	—	—	1,241	—	1,241
Foreign currency translation adjustments	—	—	—	—	35	35

Total comprehensive income						1,276
Shares issued in acquisition	790,000	1	14,704	—	—	14,705
Exercise of stock options and warrants	3,500	—	25	—	—	25
Issuance of common stock and common stock purchase warrants in private placement	1,369,704	2	16,065	—	—	16,067
Imputed compensation	—	—	132	—	—	132

BALANCE, December 31, 2004	6,819,667	7	64,933	(27,799)	(112)	37,029
Net loss	—	—	—	(4,869)	—	(4,869)
Foreign currency translation adjustments	—	—	—	—	451	451
Less: reclassification adjustment on sale of KGC	—	—	—	—	74	74

Total comprehensive loss						(4,344)
Exercise of warrants	289,200	—	3,606	—	—	3,606
Offering costs	—	—	(115)	—	—	(115)
Expiration of put right	—	—	960	—	—	960
Imputed compensation	—	—	33	—	—	33

BALANCE, December 31, 2005	7,108,867	7	69,417	(32,668)	413	37,169
Net loss	—	—	—	(11,460)	—	(11,460)
Foreign currency translation adjustments	—	—	—	—	640	640

Total comprehensive loss						(10,820)
Exercise of stock options	1,091,066	1	17	—	—	18
Stock-based compensation	—	—	608	—	—	608

BALANCE, December 31, 2006	8,199,933	$8	$70,042	$(44,128)	$1,053	$26,975

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,241	$(4,869)	$(11,460)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net:
Depreciation and amortization of property and equipment	495	529	1,152
Amortization of intangibles	801	945	958
Minority interest	456	(49)	(9)
Stock-based compensation	14	—	608
Imputed compensation	132	33	—
Imputed interest on KGC installment payable	—	—	(671)
Provision for (recovery of) KGC receivable	—	2,759	(1,405)
Impairment of long-lived assets	—	—	1,063
Deferred income taxes	(515)	515	(215)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	50	(863)	(136)
Inventories, net	(10,366)	(4,335)	7,067
Other current assets	(1,630)	(3,092)	780
Other assets	330	(580)	(120)
Accounts payable	230	1,040	1,446
Income taxes payable	406	(293)	(1,036)
Accrued distributor commissions	3,213	1,362	(122)
Other accrued expenses	2,099	3,221	(1,599)
Deferred revenue	2,560	3,847	(4,280)
Other current liabilities	912	1,256	575

Net cash provided by (used in) operating activities	428	1,426	(7,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(150)	(3,120)	(1,815)
Decrease (increase) in restricted cash	(980)	(2,753)	363
Decrease (increase) in certificate of deposit	—	(1,267)	105
Proceeds from KGC receivable (see Note 5)	—	—	2,028
Net cash reduction from sale of subsidiary	—	(1,307)	(28)
Business acquired	(1,357)	—	—
Purchase of minority interest	(141)	—	—

Net cash provided by (used in) investing activities	(2,628)	(8,447)	653

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(2,600)	(709)	(23)
Proceeds from issuance of common stock, net	16,078	3,491	18

Net cash provided by (used in) financing activities	13,478	2,782	(5)

Effect of exchange rates on cash and cash equivalents	(87)	385	222

Net increase (decrease) in cash and cash equivalents	11,191	(3,854)	(6,534)
CASH AND CASH EQUIVALENTS, beginning of period	11,133	22,324	18,470

CASH AND CASH EQUIVALENTS, end of period	$22,324	$18,470	$11,936

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     Natural Health Trends Corp. (the “Company”) is an international direct-selling organization headquartered in Dallas, Texas. The Company was originally incorporated as a Florida corporation in 1988. The Company merged into one of its subsidiaries and re-incorporated in the State of Delaware effective June 29, 2005. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers. Prior to June 1, 2006, the Company marketed its “NHT Global” branded products under the name “Lexxus International.”
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
     Effective December 31, 2005, the Company sold its 51% equity interest in its Eastern European business, KGC Networks Pte Ltd. (“KGC”). As a result, the results of operations of KGC are not included in the Company’s consolidated statement of operations for the year ended December 31, 2006. Effective July 1, 2006, the Company sold its equity interests in eKaire.com, Inc. and other subsidiaries that distribute products under the “Kaire” brand (collectively, the “Kaire Entities”). The results of operations of the Kaire Entities for the first six months of 2006 are included in the Company’s consolidated statement of operations for the year ended December 31, 2006. See Note 5.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with note and installment receivables (see Notes 5 and 11), obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.
Reclassification
     Certain balances have been reclassified in the prior year consolidated financial statements to conform to current year presentation.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

Restricted Cash
     The Company maintains a cash reserve with certain credit card processing companies to provide for potential uncollectible amounts and chargebacks. Those cash reserves calculated as a percentage of sales over a rolling monthly time period and eligible for rebate are included in current assets.
     In addition, non-current assets include the Company’s deposit of approximately $2.5 million as part of its direct selling license application in China.
Certificates of Deposit
     The Company has invested in a series of one year certificates of deposit which have maturities through November 30, 2007.
Inventories
     Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. At December 31, 2005 and 2006, the reserve for obsolescence totaled $0.7 million and $3.3 million, respectively. Due to declining sales, particularly in Mexico and Japan, and the discontinuation of the Gourmet Coffee Café TM product line, the Company conducted a thorough review of its inventory during 2006. As a result, a provision for inventory losses of $2.6 million was recorded to write down inventory to its net realizable value. This provision was based on product expiration dates, the Company’s best estimates of estimated product demand, as well as its future plans.
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment and software, five to seven years for furniture and equipment, and five years for plant equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.
Goodwill and Other Intangible Assets
     Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill and intangible assets with indefinite useful lives no longer are amortized, but instead tested for impairment at least annually. No impairment of goodwill has been identified in any of the periods presented.
     SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over seven years.
Impairment of Long-Lived Assets
     The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During 2006, the Company determined that it was in its best interest to abandon its Japan distributor gallery. As a result, an impairment charge of $0.9 million was recorded for certain furniture and fixture, office equipment, and leasehold improvements. Also during 2006, the Company recorded an impairment charge of $171,000 for its acquired distributor database (see Note 4). These charges are included as a component of selling, general and administrative expenses.
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
Foreign Currency
     The functional currency of the Company’s international subsidiaries is generally the local currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded directly into a separate component of stockholders’ equity and represents the only component of accumulated other comprehensive income.
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
     During April 2005, the Company launched a new product line, Gourmet Coffee Café TM, which consisted of coffee machines and the related coffee and tea pods, in the North American market. As the Gourmet Coffee Café TM was a very different product than the Company’s other products and no reliable information on the Company’s sales returns or warranty obligation existed, the Company deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product was established. The deferral totaled approximately $1.6 million and $1.2 million in revenue and related costs, respectively, for product shipped through December 31, 2005. The deferred costs were recorded in other current assets, as the sales return period for North American distributors is only for one year. During 2006, the Company recognized revenue of $1.7 million since the sales return period had substantially expired and the estimated additional sales returns were considered insignificant. Upon revenue recognition, the Company also recorded the related cost of sales and distributor commissions of $1.0 million and $0.3 million, respectively. Also during 2006, the Company decided to discontinue sales of Gourmet Coffee Café TM product and recorded a charge of $0.5 million to cost of sales for its remaining inventories.
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

	Year Ended December 31,
	2004	2005	2006
	(In Thousands, Except Per Share Data)
Net income (loss) available to common stockholders	$1,241	$(4,869)	$(11,460)

Basic weighted-average number of shares outstanding	5,580	6,934	8,079
Effect of dilutive stock options and warrants	1,242	—	—

Diluted weighted-average number of shares outstanding	6,822	6,934	8,079

Income (loss) per share:
Basic	$0.22	$(0.70)	$(1.42)
Diluted	$0.18	$(0.70)	$(1.42)
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
     Options and warrants to purchase 2,295,624 and 1,080,504 shares of common stock, respectively, were outstanding during 2006 but were not included in the computation of diluted income per share because of the net loss reported for 2006. Options and warrants to purchase 1,041,458 and 1,080,504 shares of common stock, respectively, were still outstanding at December 31, 2006. The options have expirations through June 23, 2014. Such warrants expire on October 6, 2009.
Certain Risks and Concentrations
     In 2005 and 2006, a substantial portion of the Company’s sales were generated in Hong Kong (see Note 12). Various factors could harm business in Hong Kong, such as worsening economic conditions or other events that are out of the Company’s control. The Company’s financial results could be harmed if its products, business opportunity or planned growth initiatives fail to retain and generate continued interest among distributors and consumers in this market. Moreover, most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China. We have plans to obtain the appropriate licenses and conduct business in China; however, at this time there are no guarantees that the Company will obtain these licenses. If the Company is successful in obtaining these licenses, it is possible that sales in Hong Kong could migrate to China. If that were to happen the Company could experience a material reduction in sales from Hong Kong. The Company could be required to modify its compensation plan in China in a way that could make it less attractive to members. Any such modification to the compensation plan could, therefore, have a material adverse effect on sales. Moreover, the business model that the Company anticipates implementing in China will likely involve costs and expenses that are not generally incurred in the e-commerce business that it has historically operated in other markets, including Hong Kong. As a result, the business that the Company ultimately is able to conduct in China could be materially less profitable than the e-commerce business that it has historically operated in Hong Kong.
     Four major product lines — Premium Noni Juice™, Skindulgence®, Alura® and La Vie™ - generated a significant majority of the Company’s sales for 2004, 2005 and 2006. The Company obtains Skindulgence® and La Vie™ product from a single supplier, and Premium Noni Juice™ and Alura® from two other suppliers. The Company believes that, in the event it is unable to source products from these suppliers or other suppliers of our products, its revenue, income and cash flow could be adversely and materially impacted.
     The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. Accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. A portion of the Company’s cash balances at December 31, 2006 exceed the insured limits. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short maturities.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (the “FASB”) ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 clarifies that the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. The Company will adopt EITF 06-03 at the beginning of fiscal year 2007. The Company currently presents sales taxes collected from customers on a net basis and will include disclosure of this accounting policy in our consolidated financial statements upon adoption of EITF 06-03.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to beginning-of-year accumulated deficit. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.
2. OTHER INCOME (EXPENSE), NET
     The components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Gain (loss) on foreign exchange	$215	$(1,082)	$(204)
Interest income	19	241	1,154
Interest expense	(101)	(31)	(9)
Other	4	(38)	5

	$137	$(910)	$946

     Imputed interest income of $671,000 was recorded on the KGC installment payable during 2006. See Note 5.

3. BALANCE SHEET COMPONENTS
     The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2005	2006
Property and equipment:
Office equipment	$1,236	$1,640
Office software	1,029	1,062
Furniture and fixtures	430	457
Plant equipment	127	149
Leasehold improvements	1,628	2,025

Property and equipment, at cost	4,450	5,333
Accumulated depreciation and amortization	(1,307)	(2,389)

	$3,143	$2,944

Other accrued expenses:
Sales returns	$1,743	$1,797
Employee-related expense	1,222	1,283
Professional fees	1,264	478
Warehousing and inventory-related expense	846	525
Other	1,752	1,172

	$6,827	$5,255

Deferred revenue:
Unshipped product	$1,468	$1,059
Enrollment package revenue	6,849	4,582
Unrecognized coffee revenue	1,580	–

	$9,897	$5,641

Other current liabilities:
Unclaimed checks	$1,753	$2,349
Other taxes payable	514	496
Other	270	290

	$2,537	$3,135

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     No changes occurred in the carrying amount of goodwill during 2004, 2005, and 2006.
     Intangible assets consist of the following (in thousands):

	December 31, 2005			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Computer software and programs	$5,600	$1,400	$4,200	$5,600	$2,200	$3,400
Distributor database	790	461	329	619	619	—

	$6,390	$1,861	$4,529	$6,219	$2,819	$3,400

     During 2006, the Company determined that the sum of the expected undiscounted cash flows attributable to the distributor database was less than its carrying value and that an impairment write-down was required as the fair value estimate resulted in only nominal value. The impairment write-down totaled $171,000.
     Amortization expense for intangible assets was $801,000, $945,000, and $958,000 for 2004, 2005, and 2006, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

2007	$800
2008	800
2009	800
2010	800
2011	200

$3,400

5. SALE OF SUBSIDIARY STOCK
KGC Networks
     Effective December 31, 2005, the Company entered into a stock purchase agreement with Bannks Foundation (“Bannks”), a Lichtenstein foundation and owner of 49% of the common shares of KGC, a Singapore corporation, pursuant to which the Company sold to Bannks 51,000 common shares representing the Company’s 51% of the outstanding shares of capital stock of KGC for a total cash purchase price of $350,000.
     At the same time and as a condition of the sale, the Company entered into a separate agreement pursuant to which KGC is obligated to pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million. Given its interest in the retained profits and cumulative translation adjustment of KGC of approximately $434,000, the Company recognized a nominal gain on sale. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling $2.8 million, which is reduced as payments are received. As of December 31, 2006, KGC is current on all monthly payments due, and as such, the Company reversed $1,405,000 of the reserve.
     KGC sells the Company’s products into a separate network of independent distributors located primarily in Russia and other Eastern European countries. Upon the effective date of the transactions above, the Company no longer consolidates the financial statements of KGC. The Company does not believe these transactions result in a discontinued operation as the Company will continue to supply KGC with a significant amount of product for the foreseeable future. Therefore, the results of KGC for fiscal 2005 have been reported in results from operations.
     Had KGC not been included in results from operations, the Company’s 2005 statement of operations would have reflected the following (in thousands):

	Actual	As Adjusted
Net sales	$194,472	$160,214
Gross profit	150,359	123,804
Distributor commissions	101,021	85,388
Loss from operations	(2,421)	(1,668)
Kaire Entities
     Effective July 1, 2006, the Company entered into a stock purchase agreement with Kaire International (Canada) Ltd. (“Kaire International”) pursuant to which the Company sold to Kaire International 1,000 common shares of eKaire.com (“eKaire”), a Delaware corporation, representing 100% of the total number of common shares of eKaire outstanding; 510 common shares of Kaire Nutraceuticals Australia Pty. Limited (“Kaire Australia”), an Australian company, representing the Company’s 51% of the total number of common shares of Kaire Australia outstanding; and 510 common shares of Kaire Nutraceuticals New Zealand Limited (“Kaire New Zealand”), a New Zealand company, representing the Company’s 51% of the total number of common shares of Kaire New Zealand outstanding for book value, which approximated $112,000.
     Upon the effective date of the transaction, the Company no longer consolidates the financial statements of the Kaire Entities. The Company does not believe the historical revenues and expenses of the Kaire Entities or the actual sale transaction are significant, and therefore, the transaction does not warrant discontinued operation presentation. As such, the results of the Kaire Entities for the first six months of 2006 have been reported in the Company’s consolidated results from operations.
6. COMMITMENTS AND CONTINGENCIES
Operating Leases
     The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through May 2015. Rent expense in connection with operating leases was $1.4 million, $2.4 million, and $2.8 million during 2004, 2005, and 2006, respectively.
     Future minimum lease obligations as of December 31, 2006, are as follows (in thousands):

2007	$1,912
2008	946
2009	776
2010	573
2011	507
Thereafter	806

Total minimum lease obligations	$5,520

Purchase Commitments
     The Company maintains a purchase commitment with one of its suppliers to purchase its Cluster Concentrate™ product. Pursuant to this agreement, the Company is required to purchase from this supplier a minimum volume of 20,000 bottles of product per year. The total product cost is $138,800 before any volume discounts.
     In addition, the Company has an agreement with the supplier of its Alura® product to purchase a minimum volume of 15 barrels of product per quarter to maintain exclusivity and volume discounts. The total product cost is $1.5 million before any volume discounts. The Company intends to maintain this contract.
Employment Agreements
     The Company has employment agreements with certain members of its management team, the terms of which expire at various times through December 2009. Such agreements provide minimum salary levels, as well as incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2006, assuming continued employment and excluding incentive bonuses, was approximately $2.9 million. Although the Company has the ability to terminate such agreements with notice, it would be required to pay severance to the respective employee.
Legal Matters
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against LXK, Ltd. (“LXK”), the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleged that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against LXK and fined it a total of 206.7 million Korean won (approximately $220,000 at December 31, 2006). LXK also incurred related costs of 40.0 million Korean won (approximately $43,000 at December 31, 2006) as a result of the judgment. The Company recorded a reserve for the entire 246.7 million Korean won at December 31, 2004 and appealed the ruling. On May 10, 2006, an intermediate court of appeals issued a ruling that the Company believes reversed that part of the judgment that had imposed 186.7 million Korean won of the fine, but upheld the fine of 20.0 million Korean won (which has already been paid) and the ruling that Alura cannot be imported as a cosmetic product. LXK has filed an appeal of this ruling with the Korean Supreme Court. The Company has been unable to determine with certainty that it will not be subject to the fine of 186.7 million Korean won if the appeal is unsuccessful, and will therefore continue to reserve 226.7 million Korean won (approximately $241,000 at December 31, 2006). The inability to sell Alura in South Korea if the appeal is unsuccessful is not anticipated to have a material adverse effect on the financial condition, results of operations, and cash flow or business prospects of LXK.
     On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”), received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn, former President and director of the Company, and Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company, and an NHT Global distributor. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Mr. Loghry then filed amended counterclaims and, on June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Mr. Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On December 27, 2006, the Loghry Case and the Trustee Case were consolidated. The Company continues to deny the allegations by Mr. Loghry and the United States Trustee and intends to vigorously contest their claims. An unfavorable judgment could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.
     On September 11, 2006, a putative class action lawsuit was filed by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. On December 20, 2006, the court granted an unopposed motion to designate The Rosen Law Firm P.A. as lead counsel. On February 18, 2007, the plaintiffs filed an amended complaint. The Company intends to vigorously defend this lawsuit.
     On February 9, 2007, the Company and NHT Global U.S. received a demand letter for $229,750 from a former distributor who claims to have wire transferred this amount to NHT Global U.S. in 2004 for products that were not delivered and for exclusive sales rights in England and Japan that were not honored. The Company is investigating this claim.
     In August 2006, the Company was advised by the Staff of the SEC that it was conducting an informal inquiry into matters that are the subject of previously disclosed investigations by the Company’s Audit Committee, including the payments received by Messrs. Mark Woodburn and Terry LaCore from an independent distributor (see Note 11). In connection with the inquiry, the Staff of the SEC requested that the Company voluntarily provide it with certain information and documents, including information gathered by the independent investigator engaged by the Company’s Audit Committee. The Company voluntarily cooperated with this inquiry. On October 20, 2006, the Company received a formal order of investigation issued by the SEC regarding possible securities laws violations by the Company and/or other persons. At this time, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on the Company. The Company has been cooperating fully with the SEC with respect to its investigation.
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
Other Matters
     In 2004, 2005 and 2006, approximately 56%, 62% and 67% of the Company’s revenue, respectively, was generated in Hong Kong. Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China.

After consulting with outside professionals, the Company believes that its Hong Kong e-commerce business does not violate any applicable law in China even though it is used for the internet purchase of products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of the e-commerce activities with China and, if members engage in illegal activities in China, those actions could be attributable to the Company.
     On April 12, 2004, an investigative television program was aired in China with respect to the operations of the Company’s Hong Kong subsidiary and the representative office located in Beijing. Among other things, the television program alleged that the Company’s Hong Kong operations engaged in fraudulent activities and sold products without proper permits. In response, the Company sent a member of management to China to investigate and manage what was happening in China. Prior to that time, the Company did not have any management personnel in China. Among other things, the individual determined that the Company should be proactive in demonstrating that alleged illegal acts of individual members were not the acts of the Company itself and that the Company intended to invest in China for the long-term. Accordingly, the Company took the following steps:
•	The Company set up a school in Macau to train members about the applicable Chinese legal requirements and the need for distributors to accurately and fairly describe business opportunities available to potential members. The schools were operated from May 2004 to November 2005.

•	The Company suspended shipment of product to certain members until they had completed the required training.

•	The Company extended its existing 14-day return policy in Hong Kong to 180 days to allow distributors and customers who purchased products during the two-week period prior to, and the two-week period after, the airing of the television program to return purchased merchandise for a full refund.

•	The Company began posting announcements on its Hong Kong website to the effect that the resale of its products in China without the appropriate license would result in termination of membership. Since then, the Company has terminated at least four members in China for engaging in activities in violation of Chinese law.

•	In June 2004, the Company completed formation of its Chinese subsidiary (“NHT Global China”}, and by the end of 2005 had invested $12.0 million as capital in that entity.

•	NHT Global China is working to file an application for a direct selling license under proposed legislation.

•	NHT Global China has leased space in Zhuhai, purchased equipment and finished out a manufacturing facility. Although NHT Global China now has a license to manufacture and employee personnel, it does not yet have a license to sell any product manufactured there and will not begin manufacturing operations until it has obtained that license.

•	On November 1, 2005, NHT Global China obtained its general cosmetic manufacturing permit and has begun trial production testing.
     There have been other isolated cases of misconduct by members in China. For example, four members were detained in Dongguan for questioning in October 2005, with regard to possible violation of Chinese law regarding the maximum number of people who can attend a meeting, as well as possible improper network marketing business activity. Charges were never filed and all individuals were released. In April 2006, a media report indicated that someone was detained by Public Security in Changsha for investigation of similar allegations. The Company has not been able to determine if the individual in question is, in fact, a member and whether or not any laws were actually broken. Initial inquiries made by retained Chinese counsel indicate that no one is still being detained or has been charged.
     The Company makes efforts to be informed of and in compliance with applicable laws in China, and has not received any official notice that it is or may be acting improperly or illegally, and continues efforts to maintain regular contact with officials in all levels of government. In September 2005, a 12-person delegation from the Zhuhai government made a point of visiting the Company’s offices in Dallas, Texas as part of an economic development tour to the United States.
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
     Between April and December 2005, the Company’s Hong Kong subsidiary engaged a service provider to facilitate product importation into China and act, or engage another party to act, as the importer of record. The individual that owns that service provider was one of the directors of NHT Global China. The Company believes that the amount of duty paid to Chinese Customs on the imported goods by the importer of record was paid at the negotiated rate. However, there can be no assurance that Chinese Customs will not elect, in the future, to examine the duty paid, and if they conduct such examination, they may conclude that the valuation established was insufficient, resulting in an underpayment of duties. As a consequence, the importer of record could be required to pay additional duties and possible penalties to Chinese Customs. Additional duties could range between zero and $46.0 million, plus penalties. The extreme worst case was calculated using the highest possible assessment to the highest possible declared value and assuming that negotiated valuation practices do not apply. The Company believes that any such future assessment of additional duties or penalties would be made against and become the responsibility of the importer of record. There can be no assurance that the Company or its subsidiaries would not also be assessed with such liability in the event that the importer of record is unable to pay all or part of such amount.
7. STOCKHOLDERS’ EQUITY
Re-Incorporation and Authorized Shares
     On March 21, 2005, Natural Health Trends Corp, a Delaware corporation (“the Delaware Corporation”) was incorporated as a subsidiary of Natural Health Trends Corp, a Florida corporation (“the Florida Corporation”). Effective June 29, 2005, the Delaware Corporation was merged into the Florida Corporation, becoming the parent company. The Florida Corporation ceased to exist. Each share of common stock outstanding of the Florida Corporation was converted into one share of common stock of the Delaware Corporation.
     The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.
Common Stock Purchase Warrants
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
     Pursuant to the registration rights agreement, the Company agreed to register the shares included in the units and the shares issuable upon exercise of the warrants for resale. The registration rights agreement provided for the payment of certain liquidated damages in the event that delays were experienced in the SEC’s declaring that registration statement effective. The Company agreed to use commercially reasonable effort to effect and maintain the effectiveness of a registration statement. If the registration statement was not effective 180 days after the closing date, or approximately April 4, 2005, the Company was obligated to pay the buyers approximately $85,000, which also applies in the event that the Company fails to maintain the effectiveness of the registration statement after its initial effectiveness, subject to certain exceptions. The Company filed a preliminary registration statement with the SEC on April 13, 2005 and paid a total of approximately $85,000 in liquidated damages on April 14, 2005. The registration statement became effective on April 28, 2005.
     At December 31, 2006, warrants to purchase 1,080,504 shares of common stock were outstanding, all of which were included as a component of the units sold on October 6, 2004. Such warrants are exercisable for one share of the Company’s common stock at any time through October 6, 2009 at an exercise price of $12.47 per share. The weighted-average remaining contractual life of outstanding warrants as of December 31, 2006 was 2.8 years.
Restricted Stock
     On October 7, 2004, the Company entered into employment agreements with two members of its Mexican management team whereby each member was entitled to receive a bonus payable in restricted shares of the Company’s common stock based upon the

Mexican subsidiary achieving certain (1) net sales and (2) net income before interest, taxes, depreciation and amortization (collectively “EBITDA”). The maximum aggregate amount payable in restricted shares was $14.5 million, assuming net sales of $300 million and EBITDA of $30 million. The shares were to be issued by no later than April 15 in the year following satisfaction of both targets. These employment agreements were terminated in April 2006, and thus the right to receive restricted share bonuses was forfeited.
8. STOCK-BASED COMPENSATION
     The 2002 Stock Option Plan (the “2002 Plan”) provided for the granting of incentive and nonqualified stock options to employees, officers of the Company, members of the Board of Directors, or consultants. The terms of any particular grant were determined by the Board of Directors or a committee appointed by the Board of Directors. Historically, the terms ranged from five to ten years. Stock options granted to employees and officers of the Company generally vested over three years, and stock options granted to members of the Board of Directors generally vested immediately. In 2005, the Company amended the 2002 Plan to increase the maximum number of shares available to be issued to 1,550,000 shares of common stock.
     On August 18, 2006, the Compensation Committee of Company’s Board of Directors approved, subject to stockholder approval, the Natural Health Trends Corp. 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company may grant (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights either in tandem with an option or alone and unrelated to an option, or SARs, (vi) performance shares, (vii) award shares, or (viii) stock awards. The 2007 Plan replaces in its entirety the 2002 Plan which was deemed terminated on November 17, 2006, the date the Company’s stockholders approved the 2007 Plan. Awards made under the 2002 Plan, however, shall continue to be subject to the terms of the 2002 Plan, except to the extent that either there is no conflict between the terms of the 2002 Plan and the terms of the 2007 Plan with respect to such awards or the recipient consents to the applicability of the terms of the 2007 Plan to such awards. The purpose of the 2007 Plan is to enable the Company to attract and retain employees, officers, directors, consultants and advisors; to provide an incentive for them to assist in achieving long-range performance goals; and to enable them to participate in the long-term growth of the Company. The maximum number of shares available for issuance under the 2007 Plan of 1,550,000 shares of common stock replaces those 1,550,000 shares available under the 2002 Plan. As of December 31, 2006, 628,542 shares remained available to be granted under the 2007 Plan.
     From January 2001 through April 2003, the Company granted 1,331,500 stock options outside of the 2002 Plan. The grant included 570,000 options granted to the LaCore and Woodburn Partnership, an entity controlled by Messrs. Mark Woodburn and Terry LaCore; 600,000 options granted to Mr. LaCore; 30,000 options granted to Benchmark Consulting Group (which was subsequently assigned to the LaCore and Woodburn Partnership); 120,000 options granted to members of the Company’s Board of Directors; 1,500 options granted to an employee; and 10,000 options granted to then unrelated parties.
     On February 10, 2006, the Company entered into an escrow agreement (the “Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Agreement, (i) the Company issued and deposited with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Messrs. Woodburn and LaCore deposited with the Agent $1,206,000 in cash (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issued upon the cashless exercise of stock options issued in 2001 and 2002 to Mr. LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
     The Escrowed Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Agent upon receipt from the Agent of an irrevocable proxy to the Company to vote the Escrowed Shares on all matters presented at meetings of stockholders or any written consent executed in lieu thereof. On October 31, 2006, the Company entered into various agreements (the “Settlement Agreements”) with Messrs. Woodburn and LaCore in settlement of certain claims and, as a part of that agreement, agreed that the Escrowed Shares will be reissued to Messrs. Woodburn and LaCore and then pledged to the Company to secure certain obligations of Messrs. Woodburn and LaCore to the Company under the Settlement Agreements. See Note 11.
     As of December 31, 2006, 120,000 options granted outside of the 2002 Plan and the 2007 Plan remain outstanding.

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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” and related interpretations using the modified-prospective transition method. The modified-prospective transition method does not allow for restatement of prior periods and accordingly, the results of operations for the twelve months ended December 31, 2006 and future periods will not be comparable to our historical results of operations. Under the modified-prospective transition method, compensation cost recognized in our results of operations includes (1) compensation cost for all stock-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is presented in the same lines as cash compensation paid to the same individuals.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized stock-based compensation of approximately $608,000 for the twelve months ended December 31, 2006, which approximates $0.08 per share. The Company did not recognize any tax benefit related to stock-based compensation for the twelve months ended December 31, 2006.
     As of December 31, 2006, there was $1.1 million of total unrecognized stock-based compensation on a pre-tax basis related to non-vested stock options. These costs are expected to be recognized over a weighted-average period of 2.3 years.
Pro Forma Information Under SFAS No. 123(R) for Periods Prior to January 1, 2006
     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years 2004 and 2005 (in thousands, except per share data):

	Year Ended December 31,
	2004	2005
Net income (loss) available to common stockholders, as reported	$1,241	$(4,869)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,893)	(393)

Pro forma net loss available to common stockholders	$(2,652)	$(5,262)

Basic income (loss) per share:
As reported	$0.22	$(0.70)
Pro forma	$(0.48)	$(0.76)
Diluted income (loss) per share:
As reported	$0.18	$(0.70)
Pro forma	$(0.48)	$(0.76)
Valuation and Expense Information under SFAS No. 123(R)
     The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions. Due to the “plain vanilla” characteristics of the Company’s stock options, the simplified method, as permitted by the guidance provided in SAB No. 107, is used to determine expected life. Expected volatility is based on the historical volatility of the Company’s common stock computed over a period generally commensurate with the expected life of the stock options. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant. Forfeitures are estimated based on comparable data because we have limited relevant historical information. Compensation cost is recognized on a straight-line basis over the awards’ vesting periods.
     The weighted-average fair value of options granted was $11.91, $6.47, and $1.69 for 2004, 2005, and 2006, respectively. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2005	2006
Risk-free interest rate	2.50%	4.38%	4.8%
Expected volatility	97%	94%	96%
Expected life (in years)	4	3	4
Dividend yield	—	—	—
     A summary of the status and activity of the Company’s stock option awards is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]
Outstanding at December 31, 2003	1,331,500	$1.06	8.2	$11,875
Granted	344,124	17.44	—	—
Exercised	(1,500)	1.10	—	—

Outstanding at December 31, 2004	1,674,124	4.42	7.1	12,486
Granted	248,000	10.21	—	—

Outstanding at December 31, 2005	1,922,124	5.17	5.9	11,431
Granted	373,500	2.60	—	—
Exercised	(1,091,066)	1.01	—	—
Forfeited or expired	(163,100)	3.45	—	—

Outstanding at December 31, 2006	1,041,458	8.88	3.9	20

Vested and expected to vest at December 31, 2006	1,010,994	8.97	3.9	20
Exercisable at December 31, 2006	567,295	12.72	3.4	20

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

     Stock options for 1,500 and 1,091,066 shares of common stock were exercised during 2004 and 2006, respectively, with an intrinsic value of $16,000 and $9,701,000, respectively. No options were exercised during 2005. The total fair value of stock options vested during 2004, 2005, and 2006 was $3,870,000, $371,000 and $568,000, respectively.
     A summary of the Company’s non-vested stock activity is as follows:

		Wtd. Avg.
		Fair Value
		at Grant
	Shares	Date
Non-vested at December 31, 2003	39,996	$0.95
Granted	34,124	7.87
Vested	(39,996)	0.95

Non-vested at December 31, 2004	34,124	7.87
Granted	203,000	6.63
Vested	(14,144)	7.87

Non-vested at December 31, 2005	222,980	6.74
Granted	365,500	1.61
Vested	(77,651)	7.31
Forfeited or expired	(36,666)	6.50

Non-vested at December 31, 2006	474,163	2.80

     The following table summarizes information about options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Shares	Exercise	Contractual	Shares	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
$1.00 to $2.79	473,500	$2.04	3.7	120,000	$1.50
$9.18 to $11.40	257,958	10.33	4.0	137,295	10.36
$18.11	310,000	18.11	4.2	310,000	18.11

$1.00 to $18.11	1,041,458	8.88	3.9	567,295	12.72

9. INCOME TAXES
     The components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
Domestic	$(2,108)	$(8,637)	$(2,279)
Foreign	4,468	5,306	(9,008)

Income (loss) before income taxes	$2,360	$(3,331)	$(11,287)

     The components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
Current taxes:
Federal	$248	$103	$29
State	171	168	(176)
Foreign	759	801	537

	1,178	1,072	390
Deferred taxes	(515)	515	(208)

Provision for income taxes	$663	$1,587	$182

     A reconciliation of the reported provision for income taxes to the amount that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Income tax at federal statutory rate	$802	$(1,348)	$(3,838)
Effect of permanent differences	709	3,054	1,558
Increase (decrease) in valuation allowance	(602)	497	1,630
Foreign rate differential	(471)	(787)	1,093
State income taxes, net of federal benefit	113	111	(116)
Other reconciling items	112	60	(145)

Income tax provision	$663	$1,587	$182

     Deferred income taxes consist of the following (in thousands):

	December 31,
	2005	2006
Deferred tax assets:
Net operating losses	$2,051	$2,761
Stock-based compensation	488	488
Accrued expenses	468	645
Tax credits	183	124
Deferred revenue	133	—
Provision for KGC receivable	938	460
Other	12	12

Total deferred tax assets	4,273	4,490
Valuation allowance	(2,652)	(2,949)

	1,621	1,541

Deferred tax liabilities:
Intangible assets	(1,540)	(1,156)
Depreciation	(17)	(16)
Prepaids	(64)	(161)

Total deferred tax liabilities	(1,621)	(1,333)

Deferred tax assets, net	$—	$208

     The Company increased the valuation allowance to equal its net deferred tax assets at December 31, 2005, due to the uncertainty of future operating results. During 2006, the Company recorded deferred tax assets in foreign jurisdictions that are expected to be realized, and therefore, no valuation allowance is necessary. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.
     At December 31, 2006, the Company has net operating loss carryforwards of approximately $0.9 million that begin to expire in 2024, if not utilized. We have foreign net operating loss carryforwards totaling $7.1 million in various jurisdictions with various expirations. The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2006. Such earnings are intended to be reinvested indefinitely.
     The foreign holding and operating company re-organization that occurred during December 2005 has resulted in an increase to the current effective tax rate due to a buy-in payment for foreign intellectual property rights. This re-organization may also have the effect of causing future fluctuations in the Company’s effective tax rate.
10. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2004	2005	2006
	(In Thousands)
Cash paid during the year for:
Income taxes	$552	$1,376	$1,453
Interest	86	22	1

Non-cash investing and financing activities:
Receivable from KGC	—	3,100	—
Common stock issued for acquisitions	15,665	—	—
Debt issued for acquisitions	3,203	—	—
11. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $160,000, $158,000 and $18,000 during 2004, 2005 and 2006, respectively.
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
     In September 2001, the Company entered into an oral consulting agreement with William Woodburn, the father of Mark Woodburn, former President and director of the Company, pursuant to which William Woodburn provided the Company with management advice and other advisory assistance. In exchange for such services, the Company starting June 8, 2001 paid to Ohio Valley Welding, Inc., an affiliate of William Woodburn, $6,250 on a bi-weekly basis. The Company paid $118,750 during 2004. The consulting agreement between the Company and William Woodburn was terminated as of September 30, 2004.
     The Company’s former controller is married to Mark Woodburn. Her employment with the Company ended in August 2004. The Company paid her approximately $100,000 during 2004.
     On March 31, 2004, the Company entered into a merger agreement with MarketVision, pursuant to which the Company acquired all of the outstanding capital stock of MarketVision. As a founding stockholder of MarketVision, Terry LaCore received 450,000 shares of the Company’s common stock and was entitled to receive approximately $840,000 plus interest from promissory notes issued by the Company. Such promissory notes were paid in full during 2005.

     In connection with its acquisition of MarketVision, the Company entered into a software license agreement (the “Software License Agreement”), with MarketVision Consulting Group, LLC, a limited liability company owned by John Cavanaugh, the President of MarketVision, and Jason Landry, a Vice President of MarketVision (the “Licensee”). Upon an Event of Default (as defined), the Software License Agreement grants, among other things, the Licensee with an irrevocable, exclusive, perpetual, royalty free, fully-paid, worldwide, transferable, sublicensable right and license to use, copy, modify, distribute, rent, lease, enhance, transfer, market, and create derivative works to the MarketVision software. An “Event of Default” under the Software License Agreement includes a “Share Default,” which is defined as the market value per share of the Company failing to equal or exceed $10.00 per share for any one rolling period of six months for a certain period following the acquisition of MarketVision. The last time that the Company’s stock closed at or above $10.00 per share was February 16, 2006, and a Share Default would otherwise have occurred on August 17, 2006. The parties to the Software License Agreement amended that agreement to provide that no Share Default would occur prior to December 31, 2006. No further amendments have been entered into, and as a result, the Company is currently in default.
     Although an Event of Default has occurred, the Company believes that it continues to have the right to continue using the MarketVision software for its internal use only and not as an application service provider or service bureau, but may not rent, lease, license, transfer or distribute the software without the Licensee’s prior written consent. Moreover, the Company believes that it has the right to receive certain application service provider services from Licensee, if it chooses to do so. The Company does not believe that the occurrence of the Event of Default has had or will have a material adverse effect on the Company.
     On October 6, 2004, certain members of the Company’s Board of Directors and certain of the Company’s officers invested approximately $25,000 and purchased 1,984 units upon the same terms and conditions as the other buyers in the private placement (see Note 7).
     A former director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $5.2 million and $0.2 million were paid to Access and Info during 2005, respectively. Payments totaling approximately $207,000 and $340,000 were paid to Access and Info during 2006, respectively. Services provided by Access were transitioned to a third-party transportation and logistics company at the beginning of 2006. At December 31, 2006, approximately $10,000 was due to Info.
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
     Approximately $2.4 million of the funds paid by the independent distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, the Chairman of the Company’s Board of Directors and former Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. However, since payments were directed into an entity that is partially owned by Mr. Mason, he could no longer be considered “independent” in accordance with the rules of NASDAQ and under the federal securities laws. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee. On March 28, 2006, the Board of Directors reappointed Mr. Mason as its Chairman.
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
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn had owned since 1998 equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $9.9 million, $8.6 million, and $3.6 million during 2004, 2005 and 2006, respectively. At December 31, 2006, approximately $7,000 was due to Aloe and certain of its affiliates.
     On February 10, 2006, the Company entered into an escrow agreement (the “Escrow Agreement”) with Mark Woodburn and Terry LaCore, the LaCore and Woodburn Partnership, an affiliate of Messrs. Woodburn and LaCore, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Escrow Agreement, (i) the Company issued and deposited with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Messrs. Woodburn and LaCore deposited with the Agent $1,206,000 in cash (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issuable upon the cashless exercise of stock options issued in 2001 and 2002 to Mr. LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
     The Escrowed Shares were issued to the Agent upon receipt from the Agent of an irrevocable proxy to the Company to vote the Escrowed Shares on matters presented at meetings of stockholders or written consents executed in lieu thereof. The parties also agreed that the Agent will hold the Escrowed Shares and the Cash Deposit until it receives (i) joint written instructions from the Company, Messrs. Woodburn and LaCore, or (ii) a final non-appealable order from a court of competent jurisdiction.
     On October 31, 2006, the Company, Messrs. Woodburn and LaCore entered into several agreements (collectively, the “Settlement Agreements”), pursuant to which they resolved certain pending disputes among the parties relating to, among other things, payments to Messrs. Woodburn and LaCore from certain positions in the Company’s distribution “tree,” as follows:
     (a) Under the main Settlement Agreement, (i) Messrs. Woodburn and LaCore made a non-recourse promise to repay the Company $2.5 million (the “Payment Amount”) no later than October 31, 2008, (ii) the Company agreed to release the Cash Deposit to Mr. LaCore and the Escrowed Shares to Messrs. Woodburn and LaCore (subject to the pledge described below), (iii) Mr. LaCore agreed to provide the Company with assistance for up to 10 hours per month with respect to network marketing, compensation plan adjustments and strategic planning assistance during the one-year period ending October 31, 2007, (iv) Messrs. Woodburn and LaCore agreed to certain restrictions on their activities, and (v) the parties agreed to enter into the other Settlement Agreements described below.
     (b) Messrs. Woodburn and Mr. LaCore signed a Non-Recourse Promissory Note (the “Note”) to pay the Payment Amount plus interest at the rate of 6% per annum, secured by a pledge of the released Escrow Shares. At any time, Messrs. LaCore and Woodburn may elect to repay all or part of the Note by delivering a number of Pledged Shares based upon the Fair Market Value (as defined in the Note) of such shares. The Company may also elect at any time to have all or part of the Note repaid by requiring the surrender of a number of Pledged Shares having a Fair Market Value equal to the repayment amount. In no event shall Messrs. LaCore and/or Woodburn be obligated to repay an amount due under the Note in excess of the Fair Market Value of the Pledged Shares. Given the uncertainty of the Payment Amount that will ultimately be realized, the Company will not recognize any Payment Amount in its financial statements until it is received or until the Pledged Shares are surrendered.
     (c) The Company and Mr. Woodburn entered into a Consulting Agreement, pursuant to which Mr. Woodburn agreed for a one-year period to assist the Company as a consultant with general administration, accounting, finance and strategic planning. Mr. Woodburn will be paid $17,000 per month plus reimbursement of bona fide business expenses approved in advance in writing by the Company. If Mr. Woodburn is terminated without Cause (as defined in the Consulting Agreement), he will be entitled to continue to receive his monthly retainer fee for the remainder of the term, unless he breaches the terms of his Restricted Activity Agreement (described below) or otherwise engages in a Competitive Activity (as defined in the Restricted Activity Agreement). Mr. Woodburn is permitted to engage in certain consulting activities for third parties that will not constitute Cause under the Consulting Agreement.

     (d) The Company and Messrs. LaCore and Woodburn entered into a Voting Agreement covering all shares of Company capital stock beneficially owned by them or shares acquired by them during the three year period ending October 31, 2009. All of such shares shall be voted by the Company’s Board of Directors, or such third party that is reasonably acceptable to each of the Company, Messrs. LaCore and Woodburn.
     (e) Each of Messrs. LaCore and Woodburn signed a Restricted Activity and Proprietary Rights Assignment Agreements, pursuant to which they each agreed to keep confidential or competitively sensitive information confidential and to disclose and assign to the Company any Work Product (as defined in the agreements). During the one year period ending October 31, 2007, Mr. LaCore agreed not to directly or indirectly (i) recruit or solicit any company personnel or independent distributors, or (ii) perform any services for any independent distributor of the Company (the “Covenant Not to Interfere”). During the term of his Consulting Agreement with the Company and continuing through the one year period following the receipt of his last monthly consulting fee or severance payment, Mr. Woodburn has also agreed to the Covenant Not to Interfere. In addition, except for Permitted Consulting Arrangements (as hereinafter defined), during the one year period ending on October 31, 2007, Mr. Woodburn has agreed not engage in any activity which competes with any substantial aspect or part of the Company’s business (or any affiliate thereof). “Permitted Consulting Arrangements” means any consulting or similar arrangement or agreement between Woodburn and any third party so long as Woodburn delivers to the Company not less than 10 business days prior to the commencement of service a written notice that describes the terms and conditions of the proposed consulting arrangement.
     (f) The Company, Messrs. LaCore and Woodburn entered into an Indemnification Agreement, pursuant to which each of Messrs. LaCore and Woodburn agreed as to his individual conduct to indemnify and hold harmless the Company and its affiliates for his conduct except for (i) Specified Conduct (as defined), and (ii) conduct for which Messrs. LaCore or Woodburn, as the case may be, is entitled to indemnification from the Company under the Company’s certificate of incorporation, by-laws and Delaware law.
     (g) The Company executed a limited release in favor of Messrs. LaCore and Woodburn with respect to all charges, claims, causes of action and demands related to their (i) directing, accepting, or permitting payments to or from certain positions in the Company’s distributor “tree” from January 1, 2001 through the date of the release, (ii) any related party transactions relating or pertaining to Messrs. LaCore or Woodburn that were previously disclosed in the Company’s public filings, and (iii) any disclosures made or omitted, if any, relating or pertaining to any of the foregoing conduct (collectively, the “Specified Conduct”).
     (h) Messrs. LaCore and Woodburn executed a general release in favor of the Company and its affiliates, including present and former stockholders, officers, directors, shareholders, employees, and representatives with respect to all charges, claims, causes of action and demands of any nature, known or unknown, which Messrs. LaCore or Woodburn had or may have in the future, except with respect to the Company’s obligations under the Settlement Agreements.
     In connection with the execution of the Settlement Agreements, the Company, Mr. LaCore, Mr. Woodburn, and the Escrow Agent terminated the Escrow Agreement.

12. SEGMENT INFORMATION
     The Company sells products to a distributor network that operates in a seamless manner from market to market. The Company believes that each of its operating segments should be aggregated into a single reportable segment as they have similar economic characteristics. In making this determination, the Company believes that each of the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.
     The Company’s net sales and long-lived assets by market are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Net sales to external customers:
North America	$16,914	$16,528	$14,144
Hong Kong	74,293	120,968	88,835
Taiwan	3,261	3,722	4,367
Southeast Asia	1,786	6,438	1,710
Russia and Eastern Europe[1]	30,248	34,258	—
South Korea	5,524	8,495	12,538
Australia/New Zealand	1,158	1,886	1,284
Japan	—	1,659	6,761
Latin America	—	518	3,496
Other	41	—	293

Total net sales	$133,225	$194,472	$133,428

	December 31,
	2004	2005	2006
Long-lived assets:
North America	$20,124	$19,504	$18,259
Hong Kong	247	554	393
Taiwan	117	179	157
Southeast Asia	133	47	151
China	—	3,265	3,550
South Korea	398	1,656	2,200
Australia/New Zealand	35	33	26
Japan	—	834	649
Latin America	—	573	562
Other	36	5	12

Total long-lived assets	$21,090	$26,650	$25,959

[1]	The Company will no longer consolidate the operating results of KGC for periods ending after December 31, 2005 as it sold its 51% interest in KGC to Bannks Foundation effective December 31, 2005.

     Due to system constraints, it is impracticable for the Company to separately disclose product and enrollment package revenue for the years presented.
13. SUBSEQUENT EVENTS
     On January 3, 2007, the Company entered into a letter agreement with Gernot Senke pursuant to which Mr. Senke agreed to serve as the Chief Operating Officer of the Company commencing on February 12, 2007. Effective February 21, 2007, Mr. Senke resigned as the Chief Operating Officer. In exchange for a general release of all claims against the Company, the Company has agreed to pay severance to Mr. Senke for up to twelve months.
     On February 19, 2007, the Company accepted the resignations of Colin J. O’Brien and Terrence M. Morris from the Company’s Board of Directors. The Company is actively seeking new directors to fill the recent vacancies on its Board of Directors. The Company also engaged Mr. Morris as a consultant to assist the Company with general business matters through December 31, 2007 at a monthly cost of $3,500 per month.
     Effective as of February 21, 2007, Stephanie Hayano resigned as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors. In exchange for a general release of all claims against the Company, the Company agreed to (i) continue to pay Ms. Hayano’s salary for a period of 12 months, less any amounts paid, due or promised to her as compensation from third parties during that period, and (ii) pay her the $62,500 bonus for fiscal year 2006 due to her under the letter agreement with the Company regarding her employment. The Company also agreed to release Ms. Hayano from claims arising solely from facts actually known by the current members of the Board of Directors.
     On February 21, 2007, the Board of Directors appointed (i) Chris T. Sharng, previously Executive Vice President and Chief Financial Officer, to the position of President of the Company and (ii) Timothy S. Davidson, previously Chief Accounting Officer, to the position of Senior Vice President, Chief Financial Officer, and Principal Financial and Accounting Officer. Curtis Broome will remain as President of NHT Global, with additional authority and responsibilities to direct, manage and supervise all of the Company’s markets as an executive officer of the Company.
14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Fiscal 2005:
Net sales	$42,759	$49,959	$58,071	$43,683
Gross profit	34,593	37,519	45,087	33,160
Distributor commissions	21,273	27,599	29,087	23,062
Selling, general and administrative expenses	9,246	12,308	15,108	12,338
Provision for KGC receivable	—	—	—	2,759
Income (loss) from operations	4,074	(2,388)	892	(4,999)
Net income (loss)	2,795	(2,159)	119	(5,624)

Income (loss) per share:
Basic	$0.41	$(0.32)	$0.02	$(0.79)
Diluted	$0.34	$(0.32)	$0.01	$(0.79)
Weighted-average number of shares outstanding:
Basic	6,820	6,853	6,951	7,109
Diluted	8,254	6,853	8,418	7,109

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
Fiscal 2006:
Net sales	$39,474	$36,321	$29,945	$27,688
Gross profit	31,232	27,790	23,299	18,041
Distributor commissions	20,685	18,761	15,456	13,363
Selling, general and administrative expenses	11,555	12,183	10,630	11,367
Recovery of KGC receivable	—	(314)	(338)	(753)
Loss from operations	(1,008)	(2,840)	(2,449)	(5,936)
Net loss	(1,134)	(2,815)	(2,475)	(5,036)
Loss per share:
Basic	$(0.15)	$(0.34)	$(0.30)	$(0.61)
Diluted	$(0.15)	$(0.34)	$(0.30)	$(0.61)
Weighted-average number of shares outstanding:
Basic	7,711	8,200	8,200	8,200
Diluted	7,711	8,200	8,200	8,200
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     We changed our independent registered public accounting firm from BDO Seidman, LLP (“BDO”) to Lane Gorman Trubitt, L.L.P. (“LGT”). In July 2006, the Audit Committee of the Company’s Board of Directors issued a request for proposals to four independent registered public accounting firms, including BDO. On September 7, 2006, the Audit Committee with the approval of the Company’s Board of Directors selected LGT as its independent registered public accounting firm.
     The reports of BDO on the consolidated financial statements of the Company for the fiscal years ended December 31, 2004 and 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. However, the opinion did contain an emphasis of a matter.
     During the fiscal years ended December 31, 2004 and 2005, and through September 7, 2006, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in its reports on the Company’s financial statements for such years.
     There were no “reportable events” described in Item 304(a)(1)(v) of Regulation S-K (“Regulation S-K”) during the Company’s fiscal years ended December 31, 2004 and 2005, and through September 7, 2006, except for the existence of certain previously reported material weaknesses in the Company’s internal control over financial reporting which are described below.
     A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with BDO’s audits of our consolidated financial statements for the fiscal year ended December 31, 2005, the following material weaknesses in our internal control over financial reporting were reported in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2006:
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
     The Audit Committee of the Company’s Board of Directors discussed the material weaknesses described above with BDO, and the Company authorized BDO to respond fully to the inquiries of its successor independent registered public accounting firm, LGT, concerning the subject matter of the material weaknesses described above.
     The Company requested that BDO furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not BDO agrees with the statements made by the Company set forth above and, if not, stating the respects in which BDO did not agree. The Company provided BDO with a copy of the foregoing disclosures. BDO furnished a letter addressed to the Securities and Exchange Commission dated September 12, 2006.
     We have not consulted with LGT on any matter described in Item 304(a)(2) of Regulation S-K during the fiscal years ended December 31, 2004 and 2005, and through September 7, 2006.
Item 9A. CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:
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
     The following material weaknesses in our internal control over financial reporting, reported in our 2005 Annual Report on Form 10-K, continue to exist:
•	We did not maintain an effective control environment because (1) we lack an effective anti-fraud program to detect and prevent fraud, for example, relating to the previous top two executive officers of the Company, Mark Woodburn and Terry LaCore, in terms of (i) conflicts of interests related to executive officers, especially their financial dealings with independent distributors and other vendors, and (ii) proper supervision of the executives conduct separating their executive duties from personal financial interests outside the Company, and (2) an adequate tone was not set from the top as control measures in place were ignored by the previous two executives and the importance of controls was not properly emphasized and communicated throughout the Company;

•	We did not maintain effective monitoring controls over financial reporting because we do not have an internal audit function; and

•	We lacked documentation with respect to certain related party transactions, subsidiary operations and expense reimbursement procedures. In addition, policies related to independent distributor relationships were inadequate.
     Each of the control deficiencies described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies constitutes a material weakness.
     Based on this evaluation, the Company’s President and Chief Financial Officer concluded that our disclosure controls and procedures at December 31, 2006 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
     In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the period then ended.
Changes in Internal Control Over Financial Reporting
     In light of the noted material weaknesses, we have instituted, and will continue to institute, control improvements that we believe will reduce the likelihood of similar errors:
•	We are devoting more resources to develop an anti-fraud program to detect and prevent fraud. We have subscribed to compliance training programs provided by WeComply, Inc. concerning fraud awareness, insider trading, and the Foreign Corrupt Practices Act, and intend to require substantially all employees to complete such programs. We intend to engage outside counsel in each market to review our distributor-related policies, procedures and business practices. Additionally, the program may include the hiring of outside or in-house counsel to be dedicated to the development and enforcement of compliance programs. Background checks have been performed on all personnel being placed into positions of material responsibility;

•	The Company developed additional policies and procedures to further strengthen its reporting, including the areas of revenue recognition, sales and expense cut-off and sales returns. During 2006, the Company hired an analyst to assist in revenue reporting and reconciliation. The Company also developed and distributed to all international subsidiaries formal checklists to provide guidance regarding matters to consider in the period end close process. In addition, we will evaluate whether to engage outside resources to perform internal audit projects;
•	The Company began implementation of the Oracle E-Business Suite during the fourth quarter of 2005 and commenced use of certain functionality on January 1, 2006 that addressed certain of the material weaknesses listed in the 2005 Annual Report on Form 10-K, including the effective control over period-end financial close and reporting and the effective control over certain accounting functions. The Oracle implementation facilitated the appropriate review and approval over the recording of journal entries to ensure the accuracy and completeness of the journal entries recorded. Additionally, the Company made changes to its corporate accounting staff, including the hiring or contracting of additional personnel in the U.S.;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation were installed in 2006 to maintain effective controls over the disbursement function. We developed policies and procedures for distributor compensation adjustments and employee loans, and continue to develop policies and procedures for proper documentation, review and approval related to related party transactions, subsidiary operations, expense reimbursements, and distributor relationships;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation have been implemented since 2005 year end to maintain effective controls over the payroll function;

•	We have taken steps to restrict access to the inventory detail schedule used to support the general ledger balances. Additionally, we have hired an inventory accountant and developed additional inventory-related tools to assist our international controllers. We may eventually implement additional Oracle applications to replace the current periodic inventory system, relying on monthly inventory counts using physical inventory count sheets, with a perpetual inventory system. Meanwhile, more procedures have been installed for review of inventory count documentation;

•	Additional processes have been instituted to timely resolve identified accounting and legal issues so that period-end financial statements and reporting can be timely completed; and

•	Stronger policy enforcement will be pushed down throughout the Company to eliminate executives making verbal agreements ahead of properly approved written contracts.
     Certain of these remediation efforts, primarily associated with our information technology infrastructure and related controls, may require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. We believe that the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures.
     If the remedial policies and procedures we have implemented, and continue to implement, are insufficient to address the material weakness or if additional significant deficiencies or other conditions relating to our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal controls over financial reporting, which will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe that we have addressed, or will address in the near future, our material weakness in internal controls, we cannot guarantee that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weakness or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.
     Other than described above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.

Part III
     The information required by Items 10, 11, 12, 13 and 14, is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2007 annual meeting of stockholders.
Part IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Documents filed as part of this Form 10-K:
1.	Financial Statements. See index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits. The following exhibits are filed with this Form 10-K:

Exhibit
Number	Exhibit Description	Reference
3.1	Certificate of Incorporation of Natural Health Trends Corp.	(a)

3.2	By-Laws of Natural Health Trends Corp.	(a)

4.1	Specimen Certificate for shares of common stock, $.001 par value per share, of Natural Health Trends Corp.	(b)

4.2	Form of Common Stock Purchase Warrant issued in October 2004 Private Placement.	(c)

10.1	2002 Stock Plan, as amended.	(q)

10.2	Forms of Notice of Grant of Stock Option Agreement under the Company’s 2002 Stock Option Plan.	(h)

10.3	Option Agreement dated as of January 18, 2001, granting option for 30,000 shares to Terry LaCore, as amended.	(b)

10.4	Option Agreement dated as of January 18, 2001, granting option for 30,000 shares to the LaCore and Woodburn Partnership, assignee of Benchmark Consulting, as amended.	(b)

10.5	Option Agreement dated as October 14, 2002 granting 570,000 options to the LaCore and Woodburn Partnership, as amended.	(b)

10.6	Option Agreement dated as October 14, 2002 granting 570,000 options to Terry LaCore, as amended.	(b)

10.7	Option Agreement dated as July 24, 2002 granting 60,000 options to Capital Development S.A., an affiliate of Sir Brian Wolfson.	(b)

10.8	Option Agreement dated as July 24, 2002 granting 60,000 options to Randall A. Mason.	(b)

10.9	2007 Annual Incentive Plan	(w)

10.10	2007 Equity Incentive Plan	(w)

10.11	Distributorship Agreement dated March 1, 2002 between the Company and 40J’s.	(q)

10.12	Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost.	(d)

10.13	Amendment No. 1 to Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost.	(l)

10.14	Database Purchase Agreement, dated as of January 31, 2003, by and among NuEworld.com Commerce, Inc., a Delaware corporation, Lighthouse Marketing Corporation, a Delaware corporation), and the Company.	(l)

10.15	KGC Agreement dated March 17, 2004 between the Company and Bannks Foundation.	(l)

10.16	Stock Purchase Agreement dated March 29, 2004 between Michael Bray, Jeff Provost, Rodney Sullivan and Pam Sullivan and the Company.	(l)

10.17	Agreement and Plan of Merger, dated as of March 31, 2004, by and among the Company, MergerCo and MarketVision.	(e)

10.18	Stockholders Agreement, dated as of March 31, 2004, by and among the Company, John Cavanaugh, Terry LaCore and Jason Landry.	(e)

10.19	Software License Agreement dated as of March 31, 2004 among the Company, MergerCo and MarketVision Consulting Group, LLC.	(e)

10.20	Employment Agreement, dated as of August 1, 2004, by and between the Company and Chris Sharng.	(c)

Exhibit
Number	Exhibit Description	Reference
10.21	Securities Purchase Agreement dated October 6, 2004 by and among the Company and the investors’ signatory thereto.	(f)

10.22	Subscription Agreement (Canada) dated October 6, 2004 by and among the Company and the investors’ signatory thereto.	(f)

10.23	Form of Registration Rights Agreement between the Company and the investors in the Company’s October 2004 private placement.	(c)

10.24	Amendment No. 1 to Registration Rights Agreement dated February 23, 2005 between the Company and the investors in the Company’s October 2004 private placement.	(l)

10.25	Amendment No. 1 to Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost.	(l)

10.26	Royalty Agreement dated March 1, 2005 by and among Steve Francisco, Dan Catto, and the Company.	(l)

10.27	Lease by and between CLP Properties Texas, LLP and Natural Health Trends Corp. dated as of June 18, 2005.	(g)

10.28	Agreement and Plan of Merger dated March 23, 2005, between Natural Health Trends Corp., a Florida corporation, and Natural Health Trends Corp., a Delaware corporation.	(a)

10.29	Form of Indemnification Agreement dated December 13, 2005, between Natural Health Trends Corp. and each of its directors.	(i)

10.30	Stock Purchase Agreement dated December 21, 2005 between Natural Health Trend Corp. and Bannks Foundation.	(j)

10.31	Agreement dated December 21, 2005 between Natural Health Trends Corp. and KGC Networks Pte Ltd.	(j)

10.32	Escrow Agreement dated February 10, 2006, among Natural Health Trends Corp., Terry L. LaCore, Mark D. Woodburn, LaCore and Woodburn Partnership and Krage and Janvey LLP, as escrow agent.	(k)

10.33	Letter agreement dated as of March 1, 2006 between Natural Health Trends Corp. and Robert H. Hesse.	(m)

10.34	Employment letter agreement dated as of July 31, 2006 between Natural Health Trends Corp. and Stephanie Hayano.	(p)

10.35	Non-competition and proprietary rights assignment agreement dated as of July 31, 2006 between Natural Health Trends Corp. and Stephanie Hayano.	(p)

10.36	Settlement agreement dated as of October 31, 2006, by and among Terry LaCore, Mark D. Woodburn and Natural Health Trends Corp.	(s)

10.37	Non-recourse promissory notes from Terry L. LaCore and Mark D. Woodburn to pay to the order of Natural Health Trends Corp. the aggregate principal amount of Two Million Five Hundred Thousand Dollars ($2,500,000) by no later than October 31, 2008.	(s)

10.38	Indemnification agreement effective as of October 31, 2006 by and among Natural Health Trends Corp.	(s)

10.39	Voting agreement, dated as of October 31, 2006, by and among Natural Health Trends Corp., Terry L. LaCore and Mark D. Woodburn.	(s)

10.40	Consulting engagement with Mark D. Woodburn, commencing on October 31, 2006.	(s)

10.41	Restricted activity and proprietary rights assignment agreement dated October 31, 2006 with Mark D. Woodburn.	(s)

10.42	Restricted activity and proprietary rights assignment agreement dated October 31, 2006 with Terry L. LaCore.	(s)

10.43	Employment letter agreement dated as of December 8, 2006 between Natural Health Trends Corp. and John Cavanaugh.	(t)

10.44	Non-competition and proprietary rights assignment agreement dated as of December 8, 2006 between Natural Health Trends Corp. and John Cavanaugh.	(t)

10.45	Employment letter agreement dated as of January 3, 2007 between Natural Health Trends Corp. and Gernot Senke	(u)

10.46	Non-competition and proprietary rights assignment agreement dated as of January 3, 2007 between Natural Health Trends Corp. and Gernot Senke.	(u)

10.47	Severance Agreement dated as of February 21, 2007 between Natural Health Trends Corp. and Stephanie Hayano.	(v)

10.48	Severance Agreement dated as of February 21, 2007 between Natural Health Trends Corp. and Gernot Senke.	(v)

14.1	Worldwide Code of Business Conduct, as revised.	*

14.2	Code of Ethics for Senior Financial Officers.	(l)

16.1	Letter from BDO Siedman, LLP. dated September 12, 2006.	(r)

Exhibit
Number	Exhibit Description	Reference
21.1	Subsidiaries of the Company.	*

31.1	Certification of the President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).	*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	*

32.1	Certification of the President pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

(a)	Previously filed July 12, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(b)	Previously filed May 8, 2006, as an Exhibit to the Company’s Annual Report on Form 10-K, and incorporated herein by reference.

(c)	Previously filed November 12, 2004, as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(d)	Previously filed on April 1, 2002 as an Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, and incorporated herein by reference

(e)	Previously filed on April 15, 2004, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(f)	Previously filed October 12, 2004, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Previously filed June 24, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Previously filed December 1, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Previously filed December 13, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(j)	Previously filed December 28, 2005, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(k)	Previously filed February 16, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(l)	Previously filed March 31, 2005, as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(m)	Previously filed March 16, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(n)	Previously filed May 26, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(o)	Previously filed June 23, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(p)	Previously filed August 3, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(q)	Previously filed on April 1, 2002 as an Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, and incorporated herein by reference.

(r)	Previously filed September 13, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(s)	Previously filed November 1, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(t)	Previously filed December 13, 2006, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(u)	Previously filed January 9, 2007, as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(v)	Previously filed February 26, 2007 as an Exhibit to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

(w)	Previously filed October 20, 2006 as an Appendix to the Company’s Definitive Proxy Statement, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: March 28, 2007	/s/ Chris T. Sharng

Chris T. Sharng
President
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris T. Sharng Chris T. Sharng	President (Principal Executive Officer)	March 28, 2007

/s/ Timothy S. Davidson Timothy S. Davidson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2007

/s/ Randall A. Mason Randall A. Mason	Chairman of the Board and Director	March 28, 2007

/s/ Sir Brian Wolfson Sir Brian Wolfson	Vice Chairman of the Board and Director	March 28, 2007

/s/ Anthony B. Martino Anthony B. Martino	Director	March 28, 2007