Form 10-Q
period 2007-03-31
NATURAL HEALTH TRENDS CORP
filed 2007-05-11
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 8, 2007, the number of shares outstanding of the registrant’s common stock was 8,809,873 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2007

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
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:
•	our relationship with our distributors;

•	our need to continually recruit new distributors;

•	our internal controls and accounting methods may require further modification;

•	our need to raise additional capital if revenues continue to decline;

•	risks related to an SEC investigation and securities litigation;

•	adverse consequences from audit committee investigations or management changes;

•	our dependence on our Hong Kong and China market for most of our revenues;

•	regulatory matters governing our products and network marketing system;

•	regulatory matters pertaining to direct-selling laws, particularly in China;

•	our ability to recruit and maintain key management and consultants;

•	adverse publicity associated with our products or direct selling organizations;

•	product liability claims;

•	our reliance on outside manufacturers;

•	risks associated with operating internationally, including foreign exchange risks;

•	product concentration;

•	dependence on increased penetration of existing markets;

•	the competitive nature of our business; and

•	our ability to generate sufficient cash to operate and expand our business.
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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December	March
	31, 2006	31, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,936	$8,535
Restricted cash	455	403
Certificates of deposit	1,277	525
Accounts receivable	462	272
Inventories, net	5,857	4,361
Other current assets	2,639	2,331

Total current assets	22,626	16,427
Property and equipment, net	2,944	2,132
Goodwill	14,145	14,145
Intangible assets, net	3,400	3,200
Restricted cash	4,142	4,785
Deferred tax assets	208	205
Other assets	1,120	819

Total assets	$48,585	$41,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,424	$3,010
Income taxes payable	281	469
Accrued distributor commissions	3,852	2,792
Other accrued expenses	5,255	5,995
Deferred revenue	5,641	4,317
Other current liabilities	3,135	3,112

Total current liabilities	21,588	19,695
Commitments and contingencies
Minority interest	22	23
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 8,199,933 shares issued and outstanding at December 31, 2006 and March 31, 2007	8	8
Additional paid-in capital	70,042	70,121
Accumulated deficit	(44,128)	(49,166)
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,053	1,032

Total stockholders’ equity	26,975	21,995

Total liabilities and stockholders’ equity	$48,585	$41,713

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2006	2007
Net sales	$39,474	$21,515
Cost of sales	8,242	5,697

Gross profit	31,232	15,818
Operating expenses:
Distributor commissions	20,685	10,424
Selling, general and administrative expenses	11,555	10,410

Total operating expenses	32,240	20,834

Loss from operations	(1,008)	(5,016)
Other income, net	159	189

Loss before income taxes and minority interest	(849)	(4,827)
Income tax provision	(255)	(210)
Minority interest	(30)	(1)

Net loss	$(1,134)	$(5,038)

Loss per share:
Basic	$(0.15)	$(0.61)

Diluted	$(0.15)	$(0.61)

Weighted-average number of shares outstanding:
Basic	7,711	8,200

Diluted	7,711	8,200

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,134)	$(5,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	232	289
Amortization of intangibles	240	200
Minority interest	30	1
Stock-based compensation	177	79
Imputed interest on KGC installment payable	(165)	(117)
Impairment of long-lived assets	—	532
Deferred income taxes	—	(6)
Changes in assets and liabilities:
Accounts receivable	(30)	184
Inventories, net	4,276	1,471
Other current assets	(1,853)	(86)
Other assets	(52)	295
Accounts payable	(126)	(411)
Income taxes payable	72	188
Accrued distributor commissions	692	(1,043)
Other accrued expenses	(739)	758
Deferred revenue	846	(1,301)
Other current liabilities	308	(9)

Net cash provided by (used in) operating activities	2,774	(4,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(444)	(13)
Decrease (increase) in restricted cash	129	(587)
Decrease in certificate of deposit	103	734
Proceeds from KGC receivable	507	507

Net cash provided by investing activities	295	641

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(20)	—
Proceeds from issuance of common stock	18	—

Net cash used in financing activities	(2)	—

Effect of exchange rates on cash and cash equivalents	13	(28)

Net increase (decrease) in cash and cash equivalents	3,080	(3,401)
CASH AND CASH EQUIVALENTS, beginning of period	18,470	11,936

CASH AND CASH EQUIVALENTS, end of period	$21,550	$8,535

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
     Natural Health Trends Corp., a Delaware corporation, is an international direct-selling and e-commerce company headquartered in Dallas, Texas. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers.
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
Basis of Presentation
     The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 28, 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Effective July 1, 2006, the Company sold its equity interests in eKaire.com, Inc. and other subsidiaries that distribute products under the “Kaire” brand (collectively, the “Kaire Entities”). As a result, the results of operations of the Kaire Entities are not included in the Company’s consolidated statement of operations for the three months ended March 31, 2007.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with note and installment receivables, obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

Reclassification
     Certain balances have been reclassified in the prior year consolidated financial statements to conform to current year presentation.
Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not materially affect the consolidated financial statements and, as a result, the Company did not record any cumulative effect adjustment upon adoption.
     As of the date of adoption, the Company does not have any unrecognized tax benefits for uncertain tax positions. Interest and penalties on tax uncertainties are classified as a component of income tax expense. The total amount of interest and penalties accrued as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in the consolidated statements of operations during the three months ended March 31, 2006 and 2007 were not significant.
     The Company and its subsidiaries file income tax returns in the United States, various states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2003, and is no longer subject to state income tax examinations for years prior to 2001. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.
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
     Various taxes on the sale of products and enrollment packages to distributors are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.
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

	Three Months Ended March 31,
	2006	2007
	(In Thousands, Except Per Share Data)
Net loss	$(1,134)	$(5,038)

Basic weighted-average number of shares outstanding	7,711	8,200
Effect of dilutive stock options and warrants	—	—

Diluted weighted-average number of shares outstanding	7,711	8,200

Loss per share:
Basic	$(0.15)	$(0.61)
Diluted	$(0.15)	$(0.61)
     Options and warrants to purchase 1,942,124 and 1,080,504 shares of common stock, respectively, were outstanding during the three months ended March 31, 2006, but were not included in the computation of diluted income per share because of the net loss reported for the period.
     Options and warrants to purchase 1,041,458 and 1,080,504 shares of common stock, respectively, were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted income per share because of the net loss reported for the period. Options for 821,791 shares of common stock, with expirations through June 23, 2014, were still outstanding at March 31, 2007. Such warrants expire on October 6, 2009.
Recent Accounting Pronouncements
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
3. SHARE-BASED COMPENSATION
     Share-based compensation expense totaled of approximately $177,000 and $79,000 for the three months ended March 31, 2006 and 2007, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
     During the three months ended March 31, 2006, the Company granted 20,000 stock options with a weighted-average fair value of $5.67 per share. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions: expected life of 3.1 years, risk-free interest rate of 4.6%, expected volatility of 92%, and dividend yield of zero. No stock options were granted during the three months ended March 31, 2007.
     A summary of the status and activity of the Company’s stock option awards is as follows:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]
Outstanding at December 31, 2006	1,041,458	$8.88
Granted	—	—
Exercised	—	—
Forfeited or expired	(219,667)	3.56

Outstanding at March 31, 2007	821,791	10.30	3.6	56,000
Vested and expected to vest at March 31, 2007	804,160	10.38	3.6	56,000
Exercisable at March 31, 2007	547,458	12.83	3.3	48,000

[1]	Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day for the date indicated and the exercise price, multiplied by the number of in-the-money options) that would have been received by our option holders had all option holders exercised their options on the date indicated.

     The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $9,701,000. As of March 31, 2007, total unrecognized share-based compensation expense related to non-vested stock options was approximately $747,000, which is expected to be recognized over a weighted-average period of 2.1 years.
4. COMPREHENSIVE INCOME (LOSS) (In Thousands)

	Three Months Ended March 31,
	2006	2007
Net loss	$(1,134)	$(5,038)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	138	(21)

Total comprehensive loss	$(996)	$(5,059)

5. CONTINGENCIES
Legal Matters
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against NHTK Ltd. (“NHTK”), formerly LXK, Ltd., the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleged that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against NHTK and fined it a total of 206.7 million Korean won (approximately $217,000 at March 31, 2007). NHTK also incurred related costs of 40.0 million Korean won (approximately $42,000 at March 31, 2007) as a result of the judgment. The Company recorded a reserve for the entire 246.7 million Korean won at December 31, 2004 and appealed the ruling. On May 10, 2006, an intermediate court of appeals issued a ruling that the Company believes reversed that part of the judgment that had imposed 186.7 million Korean won of the fine, but upheld the fine of 20.0 million Korean won (which has already been paid) and the ruling that Alura cannot be imported as a cosmetic product. NHTK has filed an appeal of this ruling with the Korean Supreme Court. The Company has been unable to determine with certainty that it will not be subject to the fine of 186.7 million Korean won if the appeal is unsuccessful, and will therefore continue to reserve 226.7 million Korean won (approximately $238,000 at March 31, 2007). The inability to sell Alura in South Korea if the appeal is unsuccessful is not anticipated to have a material adverse effect on the financial condition, results of operations, and cash flow or business prospects of NHTK.
     On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”), received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn, former President and director of the Company, and Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company, and an NHT Global distributor. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Mr. Loghry then filed amended counterclaims and, on June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Mr. Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On December 27, 2006, the Loghry Case and the Trustee Case were consolidated. On April 23, 2007, the District Court granted motions for summary judgment that Loghry’s claims be dismissed for lack of standing. The Company continues to deny the allegations by the United States Trustee and intends to vigorously contest his claims. An unfavorable judgment could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.
     On September 11, 2006, a putative class action lawsuit was filed by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. On December 20, 2006, the court granted an unopposed motion to designate The Rosen Law Firm P.A. as lead counsel. On February 18, 2007, the plaintiffs filed an amended complaint. On April 23, 2007, the Company filed a Motion to Dismiss. The Company intends to vigorously defend this lawsuit.
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
6. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $15,000 during the three month period ended March 31, 2006. No amounts were paid during the three months ended March 31, 2007.
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

     A former director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $185,000 and $64,000 were paid to Access and Info during the first three months of 2006, respectively. Payments totaling approximately $90,000 were paid to Info during the first three months of 2007. At March 31, 2007, approximately $20,000 was due to Info.
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mark Woodburn, former President and director of the Company, have owned since 1998, and continued to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $51,000 during the first three months of 2007. No amounts were paid during the first three months of 2006. At March 31, 2007, approximately $432,000 was due to Aloe and certain of its affiliates.
     On February 10, 2006, the Company entered into an escrow agreement (the “Escrow Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, an affiliate of Messrs. Woodburn and LaCore, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Escrow Agreement, (i) the Company issued and deposited with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Messrs. Woodburn and LaCore deposited with the Agent $1,206,000 in cash (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issuable upon the cashless exercise of stock options issued in 2001 and 2002 to Mr. LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
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
     On March 21, 2007, the Company entered into a temporary week-to-week agreement with Mr. LaCore to administer certain distributor positions at the top of the Company’s distribution network “tree” and commissions accrued and payable to those positions for periods beginning on and after February 12, 2007. These are the same positions held by the distributor that indirectly made the payments to Messrs. Woodburn and LaCore that were discovered by the Audit Committee’s independent investigator on November 10, 2005 (as previously disclosed). Under the temporary agreement, Mr. LaCore is expected to provide certain master distributor services and provide leadership and support to the Company’s other distributors, all of whom are “down-lines” of the positions being temporarily administered by Mr. LaCore. In return, the Company pays the commissions generated by these positions under the Company’s distributor compensation plan to Mr. LaCore, who in turn must pay some or all of the commissions to other distributors’ downline. The total amount of gross commissions that the Company will pay to Mr. LaCore for administration of these positions under this temporary arrangement is uncertain, as the amount of commissions varies from week to week. The amount of gross commissions paid to Mr. LaCore for temporary administration of these positions for the period beginning Feb. 12, 2007 and ending March 31, 2007 was approximately $107,000. The Company is currently considering various longer term arrangements with Mr. LaCore.

7. SUBSEQUENT EVENTS
Executive Officer Employment Agreements
     Following recommendation by the Compensation Committee and approval by the Board of Directors of the Company, on April 23, 2007 the Company entered into employment agreements (the “Executive Employment Agreements”) with each of the following executive officers of the Company (each an “Executive Officer”): Chris T. Sharng, President; Timothy S. Davidson, Chief Financial Officer and Senior Vice President; Gary C. Wallace, General Counsel, Chief Ethics and Compliance Officer and Secretary; and Curtis Broome, Worldwide President of NHT Global.
     Under the Executive Employment Agreements, each Executive Officer remains an “at will” employee of the Company, and either the Executive Officer or the Company can terminate the employment relationship at any time upon four weeks notice to the other party. The applicable Executive Employment Agreement for each of Messrs. Sharng, Davidson, Wallace and Broome provides for an annual base salary of $250,000, $180,000, $190,000 and $250,000, respectively. The base salary for each Executive Officer is subject to a minimum 3% annual increase each January 1st. Each Executive Officer is also entitled to participate in the Company’s annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.
     Under the Executive Employment Agreements, each Executive Officer will be entitled to severance benefits in the event that the Executive Officer’s employment is terminated by the Company without Cause (as defined in the Executive Employment Agreements) or in connection with a Change of Control (as defined in the Executive Employment Agreements). Each Executive Officer is also entitled to severance benefits in the event that the Executive Officer terminates his employment for Good Reason (as defined in the Executive Employment Agreements). Each Executive Officer shall, following an event triggering severance benefits, receive as severance the continuation of his base salary, as well as the continuation of certain health and medical benefits, for a period of one year for a termination without Cause or for Good Reason, and for a period of two years for a termination in connection with a Change of Control.
     The Executive Employment Agreements for Messrs. Sharng and Broome provide the following provisions in addition to those set forth above:
•	The Company has agreed to appoint Mr. Sharng to the Company’s board of directors by no later than October 2007; provided, however, that if Mr. Sharng is, at any time, no longer an employee of the Company he agrees to resign from the Company’s board of directors.

•	Mr. Broome is entitled to a housing and living allowance of $80,000 per annum (subject to periodic adjustment) for the period of time during which he resides in Hong Kong.
     In connection with the Executive Employment Agreements, each of the Executive Officers has entered into a Non-Competition and Proprietary Rights Assignment Agreement, pursuant to which each Executive Officer has agreed (i) to keep certain Company information confidential, (ii) to assign the rights to certain work product to the Company and (iii) not to compete with the Company or solicit Company customers or distributors during the term of his employment and for six months thereafter.
Restricted Stock Grants
     Following approval by the Compensation Committee, on April 21, 2007 the Company granted 609,940 shares of restricted stock under the Company’s 2007 Equity Incentive Plan to the Company’s Executive Officers, directors and other key employees. Those grants of restricted stock to the Company’s Executive Officers and key employees vest quarterly on a pro rata basis over a three-year period. The restricted stock granted to the Company’s directors vest immediately. The following numbers of shares of restricted stock were granted to the Company’s Executive Officers: Mr. Sharng, 111,900 shares; Mr. Davidson, 25,000 shares; Mr. Wallace, 25,000 shares; Mr. John Cavanaugh, President of MarketVision, 99,400 shares; and Mr. Broome, 84,400 shares.
Sale of Preferred Stock
     On May 4, 2007, the Company consummated a private equity placement generating gross proceeds of approximately $3.0 million. The financing consisted of the sale of 1,759,307 shares of the Company’s Series A convertible preferred stock at a price of $1.70 per share. The preferred stock is convertible at the election of the holder into an equivalent number of shares of common stock. The financing also included the sale of warrants evidencing the right to purchase 1,759,307 shares of the Company’s common stock at a purchase price of $0.00001 per underlying share of common stock. The warrants are exercisable at any time during the period beginning six months after their issuance and ending six years following their issuance. The exercise price of the warrants varies from $3.80 to $5.00 per share, depending on the time of exercise. In connection with the financing, the Company agreed, subject to certain terms and conditions, to exercise its reasonable best efforts to register for resale under the Securities Act of 1933 the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants. The Company plans to use the net proceeds from the financing to provide additional working capital.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers.
     As of March 31, 2007, we are conducting business in at least 15 countries through approximately 82,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have experienced significant revenue growth in prior years due in part to our efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in 2007. Our priority for the remainder of 2007 is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe. Sales into the European market are currently fulfilled by our North American subsidiaries.
     During the year 2006 and the first three months of 2007, we generated approximately 89% of our revenue from subsidiaries located outside North America, with sales in Hong Kong representing approximately 67% and 62% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
     China is currently the Company’s most important business development project. While multi-level marketing was previously banned in China, new direct selling legislation was adopted in December 2005. Before the formal adoption of direct selling laws, certain approved domestic and international direct selling companies operated in China in a retail format. In June 2004, NHT Global obtained a general business license in China. The license stipulates a capital requirement of $12.0 million over a three-year period, including a $1.8 million initial payment that the Company made in January 2005. In December 2005, the Company submitted a preliminary application for a direct selling license and fully capitalized its Chinese entity with the remaining capital necessary to fulfill the $12.0 million required cash infusion. In June 2006, the Company submitted a final application package. By the end of the second quarter of 2007, we plan to launch a new e-commerce retail platform in China that does not require a direct selling license and is separate and distinct from our current worldwide platform. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. We believe a direct selling license would enhance the business conducted in China under the proposed e-commerce retail platform. The Company is unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to enhance its e-commerce retail platform with direct selling operations.
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

	Three Months Ended March 31,
	2006		2007

North America	$3,006	7.6%	$2,275	10.6%
Hong Kong	29,120	73.8	13,346	62.0
Taiwan	766	1.9	1,244	5.8
Southeast Asia	263	0.7	241	1.1
South Korea	2,687	6.8	2,723	12.7
Australia/New Zealand	309	0.8	235	1.1
Japan	1,812	4.6	741	3.4
Latin America	1,148	2.9	365	1.7
Other	—	—	345	1.6

Total NHT Global	39,111	99.1	21,515	100.0

North America	265	0.7	—	—
Australia/New Zealand	98	0.2	—	—

Total eKaire[2]	363	0.9	—	—

	$39,474	100%	$21,515	100%

[2]	The Company no longer consolidates the operating results of the eKaire.com and other subsidiaries that distribute “Kaire” branded products (the “Kaire Entities”) for periods beginning after June 30, 2006 as it sold its interests in the Kaire Entities to Kaire International (Canada) Ltd. effective July 1, 2006.

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
     Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product’s wholesale cost. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Distributor commissions are dependent on the sales mix and, for fiscal 2006 and the first three months of 2007, represented 51% and 48% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at March 31, 2007 include the following:
     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at March 31, 2007 was approximately $4.4 million, net of reserve of $3.6 million. Reserve of $2.6 million was recorded in 2006 to write down inventory to its net realizable value due to declining sales, particularly in Mexico and Japan, and the discontinuation of the Gourmet Coffee Café TM product line. Additional reserve was recorded during the first three months of 2007 of $0.3 million related to discontinued products.
     Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At March 31, 2007, goodwill of approximately $14.1 million was reflected on the Company’s balance sheet. No impairment of goodwill has been identified in any of the periods presented.
     The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During the first three months of 2007, the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location. As a result, an impairment charge of $0.3 million was recorded for certain office equipment and leasehold improvements. Additionally, the Company determined that it was in its best interest to discontinue the use of certain computer software in the Japan office, which resulted in additional impairment totaling $0.2 million. These charges are included as a component of selling, general and administrative expenses. At March 31, 2007, the net book value of the Company’s property and equipment and intangible assets were approximately $2.1 million and $3.2 million, respectively.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 13% of sales. Sales returns are approximately 4% and 5% of sales for the three months ended March 31, 2006 and 2007, respectively. The allowance for sales returns was approximately $1.8 million and $1.7 million at December 31, 2006 and March 31, 2007, respectively. No material changes in estimates have been recognized for the three months ended March 31, 2007.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.0 million and $0.6 million at December 31, 2006 and March 31, 2007, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. Costs associated with shipments are included in cost of sales. At March 31, 2007, enrollment package revenue totaling $3.7 million was deferred. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
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

Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2006	2007
Net sales	100%	100%
Cost of sales	20.9	26.5

Gross profit	79.1	73.5
Operating expenses:
Distributor commissions	52.4	48.4
Selling, general and administrative expenses	29.3	48.4

Total operating expenses	81.7	96.8

Loss from operations	(2.6)	(23.3)
Other income, net	0.4	0.9

Loss before income taxes and minority interest	(2.2)	(22.4)
Income tax provision	(0.6)	(1.0)
Minority interest	(0.1)	—

Net loss	(2.9)%	(23.4)%

     Net Sales. Net sales were $21.5 million for the three months ended March 31, 2007 compared to $39.5 million for the three months ended March 31, 2006, a decrease of $18.0 million, or 45%. This decrease was primarily due to continued distractions and disruptions caused by management changes in the last 18 months, a shareholders’ demand for action involving some of the Company’s Chinese members, as well as the members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. Hong Kong net sales decreased $15.8 million, or 54%, over the comparable period a year ago. Additionally, net sales for Japan and Latin America were down $1.1 million and $0.8 million, respectively. Partly offsetting the decrease, Taiwan net sales increased $0.5 million, or 62%, compared to the same period in 2006.
     As of March 31, 2007, the operating subsidiaries of the Company had approximately 82,000 active distributors, compared to 96,000 and 121,000 active distributors at December 31, 2006 and March 31, 2006, respectively, excluding the Kaire subsidiaries, which were sold effective July 1, 2006. This decrease is primarily due to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. Hong Kong experienced a decrease of 39,000 active distributors from March 31, 2006 to March 31, 2007.
     As of March 31, 2007, the Company had deferred revenue of approximately $4.3 million, of which approximately $0.6 million pertained to product sales and approximately $3.7 million pertained to unamortized enrollment package revenue.
     Cost of Sales. Cost of sales was $5.7 million, or 26.5% of net sales, for the three months ended March 31, 2007 compared with $8.2 million, or 20.9% of net sales, for the three months ended March 31, 2006. Cost of sales decreased $2.5 million, or 30%, for the three months ended March 31, 2007 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased primarily due to Chinese importation costs incurred in Hong Kong, as these costs have not declined at the same rate as net sales. Also, the Company recorded an additional inventory provision of $0.3 million related to discontinued products.
     Gross Profit. Gross profit was $15.8 million, or 73.5% of net sales, for the three months ended March 31, 2007 compared with $31.2 million, or 79.1% of net sales, for the three months ended March 31, 2006. This decrease of $15.4 million was mainly due to decreased sales, and as discussed above, Chinese importation costs incurred in Hong Kong that did not decrease relative to sales and the additional inventory provision.
     Distributor Commissions. Distributor commissions were $10.4 million, or 48.4% of net sales, for the three months ended March 31, 2007 compared with $20.7 million, or 52.4% of net sales, for the three months ended March 31, 2006. Distributor commissions decreased by $10.3 million, or 50%, mainly due to the decrease in net sales. The decrease in our commission rate results from less supplemental commissions paid in North America, and fewer commissions earned in the newer markets of Japan and Latin America, as well as our efforts to align the overall commission payout in South Korea with our other markets. We are planning to phase in a distributor commission enhancement program in the second quarter of 2007, which we believe, when fully in effect, will lower our commission rate as a percentage of net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.4 million, or 48.4% of net sales, for the three months ended March 31, 2007 compared with $11.6 million, or 29.3% of net sales, for the three months ended March 31, 2006. Selling, general and administrative expenses decreased by $1.1 million, or 10%, in the three months ended March 31, 2007, mainly due to the following:
•	lower credit card charges and assessments in Hong Kong ($0.4 million);

•	lower legal and accounting fees in North America ($0.6 million);

•	lower convention cost in North America as the North American Convention was held in first quarter of 2006 ($0.7 million);

•	decreased personnel ($0.4 million) and distributor-related ($0.3 million) costs in Japan; partly offset by

•	costs to terminate the existing lease facility in Mexico City due to relocation to a less costly site ($0.4 million);

•	costs to discontinue the use of certain computer software in the Japan office ($0.2 million);

•	severance cost for two former executive officers ($0.6 million) and distributor settlement costs ($0.1 million) in North America; and

•	higher professional fees in Hong Kong ($0.2 million).
     Other Income (Expense). Other income was $0.2 million for the three months ended March 31, 2006 and 2007. This income was derived primarily from interest income, including imputed interest of $0.2 million and $0.1 million on the KGC receivable for the three months ended March 31, 2006 and 2007, respectively.
     Income Taxes. The Company recorded a provision of $0.3 million and $0.2 million during the three months ended March 31, 2006 and 2007, respectively, related to its international operations. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not materially affect the consolidated financial statements and, as a result, the Company did not record any cumulative effect adjustment upon adoption. As of the date of adoption, the Company does not have any unrecognized tax benefits for uncertain tax positions.
     Net Loss. Net loss was $5.0 million, or 23.4% of net sales, for the three months ended March 31, 2007 compared to net loss of $1.1 million, or 2.9% of net sales, for the three months ended March 31, 2006. The increased losses were primarily due to lower sales in Hong Kong and Chinese importation costs incurred in Hong Kong that did not decline at an equivalent rate, partly offset by a reduction in selling, general and administrative expenses as compared to the comparable period in the prior year.
Liquidity and Capital Resources
     Cash generated from operations has been the main historical funding source for the Company’s working capital and capital expenditures. Additionally, the Company raised approximately $16.0 million, net of transaction fees, through a private equity placement in October 2004. Most recently, on May 4, 2007 the Company consummated a private equity placement generating gross proceeds of approximately $3.0 million. The financing consisted of the sale of 1,759,307 shares of the Company’s Series A convertible preferred stock at a price of $1.70 per share. The financing also included the sale of warrants evidencing the right to purchase 1,759,307 shares of the Company’s common stock at a purchase price of $0.00001 per underlying share of common stock. The warrants are exercisable at any time during the period beginning six months after their issuance and ending six years following their issuance. The exercise price of the warrants varies from $3.80 to $5.00 per share, depending on the time of exercise. The Company plans to use the net proceeds from this private equity placement to provide additional working capital.
     At March 31, 2007, the Company’s cash and cash equivalents totaled approximately $8.5 million, including $3.4 million in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement. At December 31, 2006, the Company’s cash and cash equivalents totaled approximately $11.9 million, including $4.1 million in China.
     At March 31, 2007, the ratio of current assets to current liabilities was 0.83 to 1.00 and the Company had a working capital deficit of approximately $3.3 million. Working capital as of March 31, 2007 decreased $4.3 million compared to that as of December 31, 2006 mainly due to cash used in operations and additional investment of $0.6 million into a consumer protection fund in South Korea.

     Cash used in operations for the three months ended March 31, 2007 was approximately $4.0 million. Cash was mainly utilized due to the incurrence of net losses and decreases in current liabilities; including accounts payable, accrued distributor commissions and deferred revenue; partly offset by a reduction in existing inventories.
     Cash provided by investing activities during the period was approximately $0.6 million, which primarily results from $0.7 million received from a certificate of deposit and proceeds received on the KGC receivable of $0.5 million, offset by an increase in restricted cash of approximately $0.6 million. This increase in restricted cash reflects additional investment of $0.6 million into a consumer protection fund in South Korea. Total cash and cash equivalents decreased by approximately $3.4 million during the period.
     The Company believes that its existing liquidity, anticipated improvement in cash flows from operations, and the proceeds received from the private equity placement consummated in May 2007 should be adequate to fund normal business operations expected in the near future, assuming no significant unforeseen expense or further revenue decline.
     We do not intend to devote material resources to opening any additional foreign markets in 2007. Our priority for the remainder of 2007 is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe.
Related Party Transactions
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $15,000 during the three month period ended March 31, 2006. No amounts were paid during the three months ended March 31, 2007.
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
     A former director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $185,000 and $64,000 were paid to Access and Info during the first three months of 2006, respectively. Payments totaling approximately $90,000 were paid to Info during the first three months of 2007. At March 31, 2007, approximately $20,000 was due to Info.

     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mark Woodburn, former President and director of the Company, have owned since 1998, and continued to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $51,000 during the first three months of 2007. No amounts were paid during the first three months of 2006. At March 31, 2007, approximately $432,000 was due to Aloe and certain of its affiliates.
     On February 10, 2006, the Company entered into an escrow agreement (the “Escrow Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, an affiliate of Messrs. Woodburn and LaCore, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Escrow Agreement, (i) the Company issued and deposited with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Messrs. Woodburn and LaCore deposited with the Agent $1,206,000 in cash (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issuable upon the cashless exercise of stock options issued in 2001 and 2002 to Mr. LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares is based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
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
     On March 21, 2007, the Company entered into a temporary week-to-week agreement with Mr. LaCore to administer certain distributor positions at the top of the Company’s distribution network “tree” and commissions accrued and payable to those positions for periods beginning on and after February 12, 2007. These are the same positions held by the distributor that indirectly made the payments to Messrs. Woodburn and LaCore that were discovered by the Audit Committee’s independent investigator on November 10, 2005 (discussed above). Under the temporary agreement, Mr. LaCore is expected to provide certain master distributor services and provide leadership and support to the Company’s other distributors, all of whom are “down-lines” of the positions being temporarily administered by Mr. LaCore. In return, the Company pays the commissions generated by these positions under the Company’s distributor compensation plan to Mr. LaCore, who in turn must pay some or all of the commissions to other distributors’ downline. The total amount of gross commissions that the Company will pay to Mr. LaCore for administration of these positions under this temporary arrangement is uncertain, as the amount of commissions varies from week to week. The amount of gross commissions paid to Mr. LaCore for temporary administration of these positions for the period beginning Feb. 12, 2007 and ending March 31, 2007 was approximately $107,000. The Company is currently considering various longer term arrangements with Mr. LaCore.
Recent Accounting Pronouncements
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
     In the first three months of 2007, approximately 89% of our revenue was recorded by subsidiaries located outside of North America. Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency. Accordingly, our international subsidiaries use the local currency as their functional currency. The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period. As exchange rates vary, revenue and other operating results may differ materially from our expectations. Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.
     We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar. We also purchase all inventories in U.S. dollars. Our foreign currency exchange rate exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar, Japanese yen, Mexican peso, Chinese yuan, and Australia dollar, represented approximately 26% of our revenue in the first three months of 2007. The Company recorded a nominal foreign currency gain during the first three months of 2007. Our foreign currency exchange rate exposure may increase in the near future as our China subsidiary commences operations. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.
     We currently do not have plans to hedge translation risks. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include Korean won, Chinese yuan, Japanese yen, Mexican peso, New Taiwan dollar, and Australian dollar.
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
     The following material weaknesses in our internal control over financial reporting were reported in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 28, 2007:
•	We did not maintain an effective control environment because (1) we lack an effective anti-fraud program to detect and prevent fraud, for example, relating to the former top two executive officers of the Company, Mark Woodburn and Terry LaCore, in terms of (i) conflicts of interests related to executive officers, especially their financial dealings with independent distributors and other vendors, and (ii) proper supervision of the executives conduct separating their executive duties from

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
     Based on this evaluation, the Company’s President and Chief Financial Officer have concluded that our disclosure controls and procedures at March 31, 2007 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
     In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the periods covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the periods then ended.
Changes in Internal Control Over Financial Reporting
     The following changes in our internal control over financial reporting occurred during the first three months of 2007:
•	Effective February 21, 2007, Stephanie Hayano resigned as the Company’s President and Chief Executive Officer, and the Board of Directors appointed (i) Chris Sharng, previously Executive Vice President and Senior Financial Officer, to the position of President of the Company and (ii) Timothy S. Davidson, previously Chief Accounting Officer, to the position of Senior Vice President and Chief Financial Officer.
•	In March 2007, our subsidiary in Japan discontinued the use of its existing financial software system and migrated to a package more suitable for its current operating environment.
     In light of the noted material weaknesses, we will continue to institute control improvements that we believe will reduce the likelihood of similar errors:
•	We are devoting more resources to develop an anti-fraud program to detect and prevent fraud. We have subscribed to compliance training programs provided by WeComply, Inc. concerning fraud awareness, insider trading, and the Foreign Corrupt Practices Act, and required substantially all employees to complete such programs. We may engage outside counsel in each market to review our distributor-related policies, procedures and business practices. Additionally, the program may include the hiring of outside or in-house counsel to be dedicated to the development and enforcement of compliance programs. The compliance program also will include a communication project to set the right tone from the top;

•	We will evaluate whether to engage outside resources to perform internal audit projects; and

•	We are developing policies for proper documentation, review and approval related to related party transactions, subsidiary operations, expense reimbursements, and distributor relationships.
     Certain of these remediation efforts will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. We believe that the foregoing actions will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures.
     If the remedial policies and procedures we continue to implement are insufficient to address the material weakness or if additional significant deficiencies or other conditions relating to our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting, which will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe that we will address in the near future our material weakness in internal controls, we cannot guarantee that any measures we take will remediate the material weakness identified or that any additional material weakness or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company is subject to certain legal proceedings which could have an adverse effect on its business, results of operations, or financial condition. For information relating to such legal proceedings, see Note 5 in the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS
     The Company is exposed to certain risks factors that may affect operations. The significant risk factors known to the Company are described in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 28, 2007. There have been no material changes from the risk factors as previously disclosed in that Form 10-K.
Item 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Employment Letter Agreement dated January 3, 2007 between the Company and Gernot Senke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 9, 2007)

10.2	Non-Competition and Proprietary Rights Assignment Agreement dated January 3, 2007 between the Company and Gernot Senke (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 9, 2007)

10.3	Severance Agreement between Natural Health Trends Corp. and Stephanie Hayano dated as of February 21, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 26, 2007)

10.4	Severance Agreement between Natural Health Trends Corp. and Gernot Senke dated as of February 21, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 26, 2007)

10.5	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement

31.1	Certification of the President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the President pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.
Date: May 11, 2007	/s/ Chris T. Sharng
Chris T. Sharng
President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Employment Letter Agreement dated January 3, 2007 between the Company and Gernot Senke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 9, 2007)

10.2	Non-Competition and Proprietary Rights Assignment Agreement dated January 3, 2007 between the Company and Gernot Senke (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 9, 2007)

10.3	Severance Agreement between Natural Health Trends Corp. and Stephanie Hayano dated as of February 21, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 26, 2007)

10.4	Severance Agreement between Natural Health Trends Corp. and Gernot Senke dated as of February 21, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 26, 2007)

10.5	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement

31.1	Certification of the President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the President pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002