Form 10-Q
period 2007-06-30
NATURAL HEALTH TRENDS CORP
filed 2007-08-13
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-26272
NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2705336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2050 Diplomat Drive
Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐           Accelerated filer ☐           Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 8, 2007, the number of shares outstanding of the registrant’s common stock was 9,117,053 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2007

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
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from forward-looking statements include the risks described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K and in this report, which include the following:
•	we may continue to experience substantial negative cash flows;

•	we may need to seek additional debt or equity financing;

•	we face risks related to an SEC investigation and securities litigation;

•	our ability to attract and retain distributors;

•	our ability to recruit and retain key management and consultants;

•	our relationship with our distributors;

•	our inability to control our distributors to the same extent as if they were our own employees;

•	our ability to protect or use our intellectual property rights;

•	claims against us that could arise from the misconduct of our former officers and directors;

•	adverse publicity associated with our products, ingredients or network marketing programs, or those of similar companies;

•	our ability to maintain or expand the number of our distributors or their productivity levels;

•	our dependence on our Hong Kong and China market for most of our revenue;

•	regulatory matters pertaining to direct-selling laws, particularly in China;

•	the modification of our compensation plan in China in a way that could adversely affect our business;

•	our inability to obtain a direct-selling license in China;

•	our failure to properly pay business taxes or customs duties, including those of China;

•	risks associated with operating internationally, including foreign currency exchange risks;

•	risks associated with the amount of compensation paid to distributors, which can affect our profitability;

•	product liability claims;

•	our internal controls and accounting methods may require further modification;

•	our non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	risks associated with our reliance on information technology systems;

•	risks associated with the extensive regulation of our business and the implications of changes in such regulations;

•	failure of new products to gain distributor or market acceptance;

•	product concentration;

•	our reliance on outside manufacturers;

•	the intensely competitive nature of our business;

•	terrorist attacks, acts of war or other disasters, particularly given the scope of our international operations;

•	adverse consequences from audit committee investigations;

•	disappointing quarterly revenue or operating results, which could adversely affect our stock price;

•	our common stock is particularly subject to volatility because of the industry in which we operate;

•	consequences arising if an active public trading market for our common stock does not continue;

•	adverse consequences if securities analysts publish adverse research or reports, or otherwise fail to cover us at all;

•	our failure to apply the proceeds derived from our May 2007 financing effectively;

•	the exercise of our convertible securities into shares of our common stock could result in substantial dilution and could otherwise depress the market price of our common stock; and

•	future sales by us or our stockholders of shares of common stock could depress the market price of our common stock.
     Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.
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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December	June
	31, 2006	30, 2007
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,936	$11,558
Restricted cash	455	438
Certificates of deposit	1,277	540
Accounts receivable	462	828
Inventories, net	5,857	4,219
Other current assets	2,639	1,934

Total current assets	22,626	19,517
Property and equipment, net	2,944	1,956
Goodwill	14,145	14,145
Intangible assets, net	3,400	3,000
Restricted cash	4,142	4,896
Deferred tax assets	208	211
Other assets	1,120	883

Total assets	$48,585	$44,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,424	$2,658
Income taxes payable	281	501
Accrued distributor commissions	3,852	3,776
Other accrued expenses	5,255	5,737
Deferred revenue	5,641	4,883
Other current liabilities	3,135	3,161

Total current liabilities	21,588	20,716
Commitments and contingencies
Minority interest	22	22
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 1,759,307 shares issued and outstanding at June 30, 2007, aggregate liquidation value of $3,024 at June 30, 2007	—	1,574
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,199,933 and 9,009,119 shares issued and outstanding at December 31, 2006 and June 30, 2007	8	9
Additional paid-in capital	70,042	73,168
Accumulated deficit	(44,128)	(52,200)
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,053	1,319

Total stockholders’ equity	26,975	23,870

Total liabilities and stockholders’ equity	$48,585	$44,608

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net sales	$36,321	$25,181	$75,795	$46,696
Cost of sales	8,531	5,970	16,773	11,667

Gross profit	27,790	19,211	59,022	35,029
Operating expenses:
Distributor commissions	18,761	12,496	39,446	22,920
Selling, general and administrative expenses	12,183	8,419	23,738	18,829
Recovery of KGC receivable	(314)	(419)	(314)	(419)

Total operating expenses	30,630	20,496	62,870	41,330

Loss from operations	(2,840)	(1,285)	(3,848)	(6,301)
Other income (expense), net	228	(22)	387	167

Loss before income taxes and minority interest	(2,612)	(1,307)	(3,461)	(6,134)
Income tax provision	(189)	(153)	(444)	(363)
Minority interest	(14)	—	(44)	(1)

Net loss	(2,815)	(1,460)	(3,949)	(6,498)

Beneficial conversion feature on preferred stock	—	(1,574)	—	(1,574)
Preferred stock dividends	—	(33)	—	(33)

Net loss attributable to common stockholders	$(2,815)	$(3,067)	$(3,949)	$(8,105)

Loss per share — basic and diluted	$(0.34)	$(0.37)	$(0.50)	$(0.98)

Weighted-average number of shares outstanding	8,200	8,284	7,957	8,242

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,949)	$(6,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	519	548
Amortization of intangibles	479	400
Minority interest	44	1
Stock-based compensation	301	512
Imputed interest on KGC installment payable	(358)	(205)
Recovery of KGC receivable	(314)	(419)
Impairment of long-lived assets	—	532
Deferred income taxes	—	(6)
Changes in assets and liabilities:
Accounts receivable	62	(354)
Inventories, net	1,767	1,615
Other current assets	(1,062)	326
Other assets	(77)	240
Accounts payable	(293)	(770)
Income taxes payable	(40)	217
Accrued distributor commissions	(170)	(64)
Other accrued expenses	2	496
Deferred revenue	(878)	(736)
Other current liabilities	245	30

Net cash used in operating activities	(3,722)	(4,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,403)	(82)
Decrease (increase) in restricted cash	135	(639)
Decrease in certificate of deposit	104	740
Proceeds from KGC receivable	1,014	1,014

Net cash provided by (used in) investing activities	(150)	1,033

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(23)	—
Proceeds from issuance of preferred stock and warrants	—	2,615
Proceeds from issuance of common stock	18	—

Net cash provided by (used in) financing activities	(5)	2,615

Effect of exchange rates on cash and cash equivalents	87	109

Net decrease in cash and cash equivalents	(3,790)	(378)
CASH AND CASH EQUIVALENTS, beginning of period	18,470	11,936

CASH AND CASH EQUIVALENTS, end of period	$14,680	$11,558

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
     Effective July 1, 2006, the Company sold its equity interests in eKaire.com, Inc. and other subsidiaries that distribute products under the “Kaire” brand (collectively, the “Kaire Entities”). As a result, the results of operations of the Kaire Entities are not included in the Company’s consolidated statement of operations for the six months ended June 30, 2007.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with note and installment receivables, obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. The financial statements also include estimates related to the fair value of various securities and equity awards granted to employees, directors, and others. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

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
     As of the date of adoption, the Company did not have any unrecognized tax benefits for uncertain tax positions. Interest and penalties on tax uncertainties are classified as a component of income tax expense. The total amount of interest and penalties accrued as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in the consolidated statements of operations during the three and six months ended June 30, 2006 and 2007 were not significant.
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
Revenue Recognition
     Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales are made pursuant to an agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. Amounts received for unshipped product are recorded as deferred revenue. The Company’s sales arrangements do not contain a right of inspection or customer acceptance provisions other than general rights of return.
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
Income Per Share
     Basic income per share is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of non-vested restricted stock and shares that might be issued upon the exercise of outstanding stock options and warrants and the conversion of preferred stock.
     The dilutive effect of non-vested restricted stock, stock options and warrants is reflected by application of the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The potential tax benefit derived from exercise of non-qualified stock options has been excluded from the treasury stock calculation as the Company is uncertain that the benefit will be realized.

     In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Options to purchase common stock	702,124	821,791	1,942,124	1,041,458
Warrants to purchase common stock	1,080,504	3,139,811	1,080,504	3,139,811
Non-vested restricted stock	—	668,871	—	668,871
Convertible preferred stock	—	1,759,307	—	1,759,307

	1,782,628	6,389,780	3,022,628	6,609,447

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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159.
3. SHARE-BASED COMPENSATION
     Share-based compensation expense totaled approximately $124,000 and $433,000 for the three months ended June 30, 2006 and 2007, respectively, and approximately $301,000 and $512,000 for the six months ended June 30, 2006 and 2007, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
     Following approval by the Compensation Committee, on April 21, 2007 the Company granted 609,940 shares of restricted stock under the Company’s 2007 Equity Incentive Plan to the Company’s Executive Officers, directors and other key employees and consultants. Those grants of restricted stock to the Company’s Executive Officers and key employees and consultants vest quarterly on a pro rata basis over a three-year period. The restricted stock granted to the Company’s directors vested immediately.
     On May 25, 2007, the Company filed Schedule TO offering eligible option holders the opportunity to exchange outstanding stock options with an exercise price greater than $9.00 per share, which were originally granted under the Company’s 2002 Stock Option Plan, for shares of restricted stock that would be awarded under the 2007 Equity Incentive Plan upon the terms and subject to the conditions set forth in the Offer to Exchange. The number of restricted stock awards that the Company offered in exchange for each eligible stock option was determined by an exchange ratio established for that specific stock option. The exchange ratio was determined based on a number of factors, including the value of outstanding eligible stock options based on the Black-Scholes option pricing model. The aggregate value of the restricted stock awards that were offered was roughly comparable to the aggregate Black-Scholes value of the eligible options surrendered for exchange. The offering period expired on June 25, 2007, and pursuant to the Offer to Exchange, the Company accepted for cancellation stock options to purchase an aggregate of 499,124 shares of common stock in exchange for 197,896 shares of restricted stock. All restricted stock awards issued in exchange for eligible stock options vest quarterly on a pro rata basis over a three-year period.
     The Company continues to use the Black-Scholes option pricing model to estimate fair value of stock options, which requires the input of highly subjective assumptions. Due to the “plain vanilla” characteristics of the Company’s stock options, the simplified method, as permitted by the guidance provided in Staff Accounting Bulletin No. 107, is used to determine expected life. Expected volatility is based on the historical volatility of the Company’s common stock computed over a period generally commensurate with the expected life of the stock options. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant. Forfeitures are estimated based on comparable data because we have limited relevant historical information. Compensation cost is recognized on a straight-line basis over the awards’ vesting periods.
     During the six months ended June 30, 2006, the Company granted 20,000 stock options with a weighted-average fair value of $5.67 per share. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions: expected life of 3.1 years, risk-free interest rate of 4.6%, expected volatility of 92%, and dividend yield of zero. No stock options were granted during the six months ended June 30, 2007.
     The following table summarizes the Company’s stock option awards activity:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]
Outstanding at December 31, 2006	1,041,458	$8.88
Granted	—	—
Exercised	—	—
Cancelled/forfeited/expired	(750,458)	11.42

Outstanding at June 30, 2007	291,000	2.32	2.4	$592,000

Vested and expected to vest at June 30, 2007	238,826	2.43	1.9	484,000
Exercisable at June 30, 2007	142,500	2.86	0.3	284,000

[1]	Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day for the date indicated and the exercise price, multiplied by the number of in-the-money options) that would have been received by our option holders had all option holders exercised their options on the date indicated.

     As of June 30, 2007, total unrecognized share-based compensation expense related to stock options was approximately $0.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
     The following table summarizes the Company’s restricted stock awards activity:

		Wtd. Avg.
		Price at Date
	Shares	of Issuance
Outstanding at December 31, 2006	—	$—
Granted	816,586	2.42
Vested	(140,315)	2.13
Forfeited	(7,400)	2.12

Outstanding at June 30, 2007	668,871	2.49

     As of June 30, 2007, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $1.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.
4. COMPREHENSIVE LOSS (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net loss	$(2,815)	$(1,460)	$(3,949)	$(6,498)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	89	287	227	266

Comprehensive loss	$(2,726)	$(1,173)	$(3,722)	$(6,232)

5. CONTINGENCIES
Legal Matters
     During the fall of 2003, the customs agency of the government of South Korea brought a charge against NHTK, Ltd. (“NHTK”), formerly LXK, Ltd., the Company’s wholly-owned subsidiary operating in South Korea, with respect to the importation of the Company’s Alura product. The customs agency alleged that Alura is not a cosmetic product, but rather should be categorized and imported as a pharmaceutical product. On February 18, 2005, the Seoul Central District Court ruled against NHTK and penalized and fined it a total of 206.7 million Korean won (approximately $223,000 at June 30, 2007). NHTK also incurred related costs of 40.0 million Korean won (approximately $43,000 at June 30, 2007) as a result of the judgment. The Company recorded a reserve for the entire 246.7 million Korean won at December 31, 2004 and appealed the ruling. On May 10, 2006, an intermediate court of appeals issued a ruling that the Company believed reversed that part of the judgment that had imposed a penalty of 186.7 million Korean won, but upheld the fine of 20.0 million Korean won (which has already been paid) and the ruling that Alura cannot be imported as a cosmetic product. NHTK filed an appeal of this ruling with the Korean Supreme Court. The Company was unable to determine with certainty that it would not be subject to the penalty of 186.7 million Korean won if the appeal was unsuccessful, and therefore continued to reserve 226.7 million Korean won (approximately $245,000 at June 30, 2007). On June 28, 2007, the Korean Supreme Court denied the Company’s appeal. As a result, the Company is not liable for the penalty of 186.7 million Korean won assessed by the District Court, but cannot import and sell Alura in South Korea as a cosmetic product. The Company does not currently intend to apply to import Alura into South Korea as a pharmaceutical product. The Company reversed the reserve of 186.7 million Korean won in June 2007.
     On or around March 31, 2004, NHT Global U.S. received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and an NHT Global distributor. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Mr. Loghry then filed amended counterclaims and, on June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of its claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Loghry until the Trustee’s Case is resolved. The Company continues to deny the allegations of the United States Trustee and intends to vigorously contest the Trustee’s Case, which has been set for trial in February 2008. An unfavorable judgment could have a material adverse effect on the financial condition of the Company.
     On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. On February 20, 2007, the named plaintiffs filed an amended complaint. On April 23, 2007, the Company and the other defendants filed motions to dismiss, which have been responded to and remain pending. The Company believes that the claims alleged in this lawsuit are without merit, and the Company intends to vigorously defend this lawsuit.
     On February 9, 2007, the Company and NHT Global U.S. received a demand letter for $229,750 from a former distributor who claims to have wire transferred this amount to NHT Global U.S. in 2004 for products that were not delivered and for exclusive sales rights in England and Japan that were not honored. The Company has investigated the claim and believes that it is without merit.
     Currently, there is no other material litigation pending against the Company other than as disclosed in the paragraphs above. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of the Company’s business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.
Other Matters
     In August 2006, the Company was advised by the Staff of the SEC that it was conducting an informal inquiry into matters that are the subject of previously disclosed investigations by the Company’s Audit Committee, including the payments received by Mark Woodburn and Terry LaCore from an independent distributor. In connection with the inquiry, the Staff of the SEC requested that the Company voluntarily provide it with certain information and documents, including information gathered by the independent investigator engaged by the Company’s Audit Committee. The Company voluntarily cooperated with this inquiry. On October 20, 2006, the Company received a formal order of investigation issued by the SEC regarding possible securities laws violations by the Company and/or other persons. At this time, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on the Company. The Company has been cooperating fully with the SEC with respect to its investigation.
6. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $3,000 during the three month period ended June 30, 2006 and approximately $18,000 during the six month period ended June 30, 2006. No amounts were paid during the six months ended June 30, 2007.
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
     A former director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $133,000 and $382,000 were paid to Access and Info during the three and six month periods ended June 30, 2006, respectively. Payments totaling approximately $73,000 and $163,000 were paid to Info during the three and six month periods ended June 30, 2007. At June 30, 2007, approximately $5,000 was due to Info.
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mark Woodburn, former President and director of the Company, have owned since 1998, and continued to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $1,557,000 during the three and six month periods ended June 30, 2006. The Company paid Aloe and certain of its affiliates approximately $635,000 and $686,000 during the three and six month periods ended June 30, 2007, respectively. At June 30, 2007, approximately $94,000 was due to Aloe and certain of its affiliates.
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

     On March 21, 2007, the Company entered into a temporary week-to-week agreement with Mr. LaCore to administer certain distributor positions at the top of the Company’s distribution network “tree” and commissions accrued and payable to those positions for periods beginning on and after February 12, 2007. These are the same positions held by the distributor that indirectly made the payments to Messrs. Woodburn and LaCore that were discovered by the Audit Committee’s independent investigator on November 10, 2005 (as previously disclosed). Under the temporary agreement, Mr. LaCore is expected to provide certain master distributor services and provide leadership and support to the Company’s other distributors, all of whom are “down-lines” of the positions being temporarily administered by Mr. LaCore. In return, the Company pays the commissions generated by these positions under the Company’s distributor compensation plan to Mr. LaCore, who in turn must pay some or all of the commissions to other distributors’ downline. The total amount of gross commissions that the Company will pay to Mr. LaCore for administration of these positions under this temporary arrangement is uncertain, as the amount of commissions varies from week to week. The amount of gross commissions paid to Mr. LaCore for temporary administration of these positions for the period beginning Feb. 12, 2007 and ending June 30, 2007 was approximately $432,000. The Company is currently considering various longer term arrangements with Mr. LaCore.
7. PRIVATE PLACEMENT FINANCING
     On May 4, 2007, the Company consummated a private placement financing generating gross proceeds of approximately $3.0 million. The financing consisted of the sale of 1,759,307 shares of Series A preferred stock at a price of $1.70 per share, and warrants representing the right to purchase 1,759,307 shares of common stock at a purchase price of $0.00001 per underlying share. The Series A preferred stock is convertible at a fixed rate into an equivalent number of shares of common stock, subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all of stockholders. The Series A preferred stock accrues cash dividends at the rate of 7% per annum, payable upon declaration by the board of directors. Cumulative unpaid dividends totaled $33,000 at June 30, 2007. The holders of Series A preferred stock are generally entitled to vote together with the holders of common stock, provided that the holders of Series A preferred stock are entitled to separately select one candidate to be considered for nomination to our board of directors. The Series A preferred stock also has a liquidation preference equal to the original purchase price of the Series A preferred stock plus any accrued but unpaid dividends.
     The warrants are exercisable at any time during the period beginning November 4, 2007 (six months after their issuance) and ending May 4, 2013 (six years after their issuance). The exercise price for the warrants varies from $3.80 to $5.00 per share, depending on the time of exercise. If the exercise date is less than three years after the warrant issuance date, the exercise price shall be $3.80 per share. If the exercise date is at least three years, but less than four years and six months, after the warrant issuance date, the exercise price shall be $4.35 per share. If the exercise date is at least four years and six months after the warrant issuance date, the exercise price shall be $5.00 per share. The number of shares of common stock for which the warrants are exercisable, and the related exercise price per share, are subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all stockholders.
     The terms of the financing agreements entered into included the granting of certain registration rights to the original investors and the placement agent in the financing. The Company was obligated to file a registration statement no later than 60 days after the closing date of the financing (the “Filing Date”). The Company filed such registration statement on Form S-3 on June 29, 2007 and, in response to SEC comments, an amended registration on Form S-3 on August 4, 2007. The SEC is reviewing the Company’s responses to comments regarding the registration statement. The Company is now obligated to use reasonable best efforts to cause the registration statement to become effective within six calendar months of the closing date (the “Effectiveness Deadline”). Additionally, the Company is required to file such additional amendments and supplements to the registration statement as may be necessary to keep the registration statement current and effective until the earlier of the date when all of the shares covered by the registration statement are sold or the stockholders may sell the shares under Rule 144(k) (the “Effectiveness Period”).
     The Company will be subject to certain financial penalties if it does not fully comply with the registration obligations. If the registration statement is declared effective, but thereafter ceases to be effective prior to the expiration of the Effectiveness Period due to an intentional and willful act by the Company without being succeeded immediately by a subsequent registration statement filed with the SEC covering the shares into which the Series A preferred stock are convertible and for which the warrants are exercisable (the “Underlying Shares”), the Company will pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock purchased by the holder. If the registration statement is not declared effective with respect to all of the Underlying Shares on or prior to the Effectiveness Deadline, the Company will pay in cash an amount equal to 2% of the product of $1.70 times the number of Underlying Shares that the holder obtained the right to acquire pursuant to the terms of the share and warrant purchase agreement and that were not registered under the registration statement; provided, however, that, with respect to the Underlying Shares that the holder has the right to acquire upon exercise of the warrant only, no damages will be due and payable with respect to any such Underlying Shares unless and until such time as the registration statement continues not to be effective with respect to some or all of such Underlying Shares and the closing per share market price of the common stock exceeds the then applicable per share exercise price of the warrant.

     In connection with the financing, the Company issued to the placement agent as partial consideration for its placement services, a warrant covering 300,000 shares of our common stock on the same terms as those set forth in the warrants issued in the financing. The warrant was valued at $255,000 using a lattice valuation model.
     In accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated proceeds of $2,537,000, net of $454,000 in cash and equity consideration paid to the placement agent, between the Series A preferred stock and warrants based on their relative fair values. The fair value of the warrants was estimated at $1,494,000 using a lattice valuation model. The proceeds, net of issuance costs of $177,000, allocated to the Series A preferred stock and warrants were $1,574,000 and $786,000, respectively. The Company measured the intrinsic value of the embedded beneficial conversion feature of the Series A preferred stock at an amount greater than the proceeds allocated to the preferred stock. As such, the beneficial conversion feature recognized upon issuance was limited to the proceeds allocated to the preferred stock, or $1,574,000. The beneficial conversion feature was recorded as a discount to the Series A preferred stock and recognized immediately as a dividend to preferred stockholders since the Series A preferred stock was convertible at the date of issuance.
     Mr. Ken Wang, a principal of the largest investor in the financing (Chief China Resources Ltd. (Samoa)), is, in accordance with the terms of the financing agreements and subject to evaluation by the nominating committee of our board of directors, the preferred stockholders’ initial candidate to be considered for nomination to our board of directors.
8. SUBSEQUENT EVENT
     On July 23, 2007, the Company accepted for cancellation stock options to purchase an aggregate of 75,000 shares of common stock in exchange for 47,934 shares of restricted stock issued from two directors of the Company under the Company’s 2007 Equity Incentive Plan. These restricted stock awards issued in exchange for eligible stock options vested immediately upon issuance. The number of restricted stock awards that the Company offered in exchange for each eligible stock option was determined by an exchange ratio established for that specific stock option. The exchange ratio for options that had an exercise price greater than $10.00 per share was determined based on a number of factors, including the value of outstanding eligible stock options based on the Black-Scholes option pricing model. For these options, which were issued under the Company’s 2002 Stock Option Plan, the aggregate value of the restricted stock awards that were offered is roughly comparable to the aggregate Black-Scholes value of the eligible options surrendered for exchange. For options that had an exercise price of $2.00 per share or less (which were granted in 2002 before the adoption of the 2002 Stock Option Plan), the exchange ratio was determined by multiplying the number of shares for which the options could be exercised by the difference between the closing price per share on the last trading day preceding the exchange and the exercise price per share of the options, and then dividing that product by the closing price per share on the last trading day preceding the exchange.

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
     As of June 30, 2007, we are conducting business in at least 15 countries through approximately 75,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have experienced significant revenue growth in prior years due in part to our efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in 2007. Our priority for the remainder of 2007 is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe. Sales into the European market are currently fulfilled by our North American subsidiaries.
     During the year 2006 and the first six months of 2007, we generated approximately 89% and 91% of our revenue from subsidiaries located outside North America, respectively, with sales in Hong Kong representing approximately 67% and 64% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
     China is currently the Company’s most important business development project. In June 2004, NHT Global obtained a general business license in China. The license stipulates a capital requirement of $12.0 million over a three-year period, including a $1.8 million initial payment that the Company made in January 2005. Multi-level marketing is generally prohibited in China, and direct selling is only permitted with a direct selling license. In December 2005, the Company submitted a preliminary application for a direct selling license and fully capitalized its Chinese entity with the remaining capital necessary to fulfill the $12.0 million required cash infusion. In June 2006, the Company submitted a revised application package in accordance with new requirements issued by the Chinese government. The Company’s application has not yet been granted. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate and distinct from our current worldwide platform. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. We believe a direct selling license would enhance the business conducted in China under the proposed e-commerce retail platform, and we plan to submit a new application for a direct selling license in order to provide certain new information. The Company is unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to enhance its e-commerce retail platform with direct selling operations.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007
North America	$3,241	8.9%	$2,097	8.3%	$6,247	8.2%	$4,372	9.4%
Hong Kong	24,093	66.3	16,675	66.2	53,213	70.2	30,021	64.3
Taiwan	1,148	3.2	1,551	6.2	1,914	2.5	2,795	6.0
Southeast Asia	595	1.6	297	1.2	858	1.1	538	1.1
South Korea	3,541	9.8	3,085	12.3	6,228	8.2	5,808	12.4
Australia/New Zealand	282	0.8	212	0.8	591	0.8	447	1.0
Japan	2,318	6.4	622	2.5	4,130	5.5	1,363	2.9
Latin America	775	2.1	278	1.1	1,923	2.6	643	1.4
China	—	—	60	0.2	—	—	60	0.1
Other[1]	—	—	304	1.2	—	—	649	1.4

Total NHT Global	35,993	99.1	25,181	100.0	75,104	99.1	46,696	100.0

North America	242	0.7	—	—	507	0.7	—	—
Australia/New Zealand	86	0.2	—	—	184	0.2	—	—

Total eKaire[2]	328	0.9	—	—	691	0.9	—	—

	$36,321	100%	$25,181	100%	$75,795	100%	$46,696	100%

[1]	Represents product sales to KGC Networks Ptd Ltd. as part of a separate agreement entered into effective December 31, 2005 upon the sale of the Company’s 51% interest in KGC to Bannks Foundation.

[2]	The Company no longer consolidates the operating results of the Kaire Entities for periods beginning after June 30, 2006 as it sold its interests in the Kaire Entities to Kaire International (Canada) Ltd. effective July 1, 2006.

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
     Distributor commissions are our most significant expense and are classified as an operating expense. Under our compensation plan, distributors are paid weekly commissions in the distributor’s home country, in their local currency, for product sold by that distributor’s down-line distributor network across all geographic markets, except China, where in the second quarter of 2007 we launched an e-commerce portal based on a buyers-club concept and do not pay any commissions. Distributors are not paid commissions on purchases or sales of our products made directly by them. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to do business. Currently, there are two fundamental ways in which our distributors can earn income:
•	Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

•	Through commissions paid on product purchases made by their down-line distributors.
     Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product’s wholesale cost. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Distributor commissions are dependent on the sales mix and, for fiscal 2006 and the first six months of 2007, represented 51% and 49% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at June 30, 2007 include the following:

     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at June 30, 2007 was approximately $4.2 million, net of reserve of $2.1 million. Additional reserve was recorded during the first three months of 2007 of $0.3 million related to discontinued products. No significant write-downs occurred during the three months ended June 30, 2007.
     Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At June 30, 2007, goodwill of approximately $14.1 million was reflected on the Company’s balance sheet. No impairment of goodwill has been identified in any of the periods presented.
     The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During the first three months of 2007, the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location. As a result, an impairment charge of $0.3 million was recorded for certain office equipment and leasehold improvements. Additionally, the Company determined that it was in its best interest to discontinue the use of certain computer software in the Japan office, which resulted in additional impairment totaling $0.2 million. These charges are included as a component of selling, general and administrative expenses. At June 30, 2007, the net book value of the Company’s property and equipment and intangible assets were approximately $2.0 million and $3.0 million, respectively. No additional losses were recognized during the three months ended June 30, 2007.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 10% of sales. Sales returns are approximately 4% and 5% of sales for the six months ended June 30, 2006 and 2007, respectively. The allowance for sales returns was approximately $1.8 million and $1.9 million at December 31, 2006 and June 30, 2007, respectively. No material changes in estimates have been recognized for the six months ended June 30, 2007.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales are made pursuant to an agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.0 million and $0.8 million at December 31, 2006 and June 30, 2007, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. Costs associated with shipments are included in cost of sales. At June 30, 2007, enrollment package revenue totaling $4.1 million was deferred. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
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

Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.5	23.7	22.1	25.0

Gross profit	76.5	76.3	77.9	75.0
Operating expenses:
Distributor commissions	51.7	49.6	52.0	49.1
Selling, general and administrative expenses	33.5	33.4	31.4	40.3
Recovery of KGC receivable	(0.9)	(1.6)	(0.4)	(0.9)

Total operating expenses	84.3	81.4	83.0	88.5

Loss from operations	(7.8)	(5.1)	(5.1)	(13.5)
Other income (expense), net	0.6	(0.1)	0.5	0.4

Loss before income taxes and minority interest	(7.2)	(5.2)	(4.6)	(13.1)
Income tax provision	(0.5)	(0.6)	(0.6)	(0.8)
Minority interest	—	—	—	—

Net loss	(7.7)%	(5.8)%	(5.2)%	(13.9)%

     Net Sales. Net sales were $25.2 million for the three months ended June 30, 2007 compared to $36.3 million for the three months ended June 30, 2006, a decrease of $11.1 million, or 31%. This decrease was primarily due to the members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. Hong Kong net sales decreased $7.4 million, or 31%, over the comparable period a year ago. Additionally, net sales for North America, Japan and Latin America were down $1.1 million, $1.7 million, and $0.5 million, respectively. Partly offsetting the decrease, Taiwan net sales increased $0.4 million, or 35%, compared to the same period in 2006.
     Net sales were $46.7 million for the six months ended June 30, 2007 compared to $75.8 million for the six months ended June 30, 2006, a decrease of $29.1 million, or 38%. This decrease was primarily due to distractions and disruptions caused by management changes in the last 18 months through February 2007, a shareholders’ demand for action involving some of the Company’s Chinese members, and the members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. Hong Kong net sales decreased $23.2 million, or 44%, over the comparable period a year ago. Additionally, net sales for North America, Japan and Latin America were down $1.9 million, $2.8 million, and $1.3 million, respectively. Partly offsetting the decrease, Taiwan net sales increased $0.9 million, or 46%, compared to the same period in 2006.
     As of June 30, 2007, the operating subsidiaries of the Company had approximately 75,000 active distributors, compared to 96,000 and 114,000 active distributors at December 31, 2006 and June 30, 2006, respectively. This decrease is primarily due to the uncertain regulatory environment in China that is currently impacting the Hong Kong-based business. Hong Kong experienced a decrease of 34,000 active distributors from June 30, 2006 to June 30, 2007.
     As of June 30, 2007, the Company had deferred revenue of approximately $4.9 million, of which approximately $0.8 million pertained to product sales and approximately $4.1 million pertained to unamortized enrollment package revenue.
     Cost of Sales. Cost of sales was $6.0 million, or 23.7% of net sales, for the three months ended June 30, 2007 compared with $8.5 million, or 23.5% of net sales, for the three months ended June 30, 2006. Cost of sales decreased $2.5 million, or 30%, for the three months ended March 31, 2007 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased primarily due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales.
     Cost of sales was $11.7 million, or 25.0% of net sales, for the six months ended June 30, 2007 compared with $16.8 million, or 22.1% of net sales, for the six months ended June 30, 2006. Cost of sales decreased $5.1 million, or 30%, for the six months ended June 30, 2007 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased primarily due to the decline in enrollment package revenue, as stated above, and due to Chinese importation costs incurred in Hong Kong, as these costs have not declined at the same rate as net product sales. Also, the Company recorded an additional inventory provision of $0.3 million related to discontinued products during the first quarter of 2007.

     Gross Profit. Gross profit was $19.2 million, or 76.3% of net sales, for the three months ended June 30, 2007 compared with $27.8 million, or 76.5% of net sales, for the three months ended June 30, 2006. This decrease of $8.6 million was mainly due to decreased sales and, as stated above, the decline in enrollment package revenue as this component of net sales does not contain any corresponding charge to cost of sales.
     Gross profit was $35.0 million, or 75.0% of net sales, for the six months ended June 30, 2007 compared with $59.0 million, or 77.9% of net sales, for the six months ended June 30, 2006. This decrease of $24.0 million was mainly due to decreased sales and, as stated above, the decline in enrollment package revenue, Chinese importation costs incurred in Hong Kong that did not decrease relative to sales and the additional inventory provision.
     Distributor Commissions. Distributor commissions were $12.5 million, or 49.6% of net sales, for the three months ended June 30, 2007 compared with $18.8 million, or 51.7% of net sales, for the three months ended June 30, 2006. Distributor commissions decreased by $6.3 million, or 33%, mainly due to the decrease in net sales, as well as a decrease in our commission rate that resulted from fewer commissions earned in the newer markets of Japan, Latin America, and Europe, as well as our efforts to align the overall commission payout in South Korea with our other markets.
     Distributor commissions were $22.9 million, or 49.1% of net sales, for the six months ended June 30, 2007 compared with $39.4 million, or 52.0% of net sales, for the six months ended June 30, 2006. Distributor commissions decreased by $16.5 million, or 42%, mainly due to the decrease in net sales, as well as a decrease in our commission rate that resulted from less supplemental commissions paid in North America, fewer commissions earned in the newer markets of Japan, Latin America, and Europe, as well as our efforts to align the overall commission payout in South Korea with our other markets. We implemented a distributor commission enhancement program during the second quarter of 2007, which we believe will start to lower our overall commission rate as a percentage of net sales during the third quarter of 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.4 million, or 33.4% of net sales, for the three months ended June 30, 2007, compared with $12.2 million, or 33.5% of net sales, for the three months ended June 30, 2006. Selling, general and administrative expenses decreased by $3.8 million, or 31% in the three months ended June 30, 2007, mainly due to the following:
•	lower credit card charges and assessments ($0.1 million), professional fees ($0.2 million), and public relations costs ($0.2 million) in Hong Kong;

•	lower legal and accounting fees ($0.7 million) and employee-related costs ($0.3 million) in North America ;

•	lower overall costs in Japan ($1.3 million) and Mexico ($0.6 million) due to expense reduction programs executed in both markets during the first six months of 2007;

•	the reversal of the reserve established in fiscal 2004 with respect to the allegations made by the South Korean customs agency regarding importation of Alura into South Korea ($0.2 million); partly offset by

•	higher distributor-related costs for training events held in Asia during the second quarter of 2007 ($0.3 million).
     Selling, general and administrative expenses were $18.8 million, or 40.3% of net sales, for the six months ended June 30, 2007 compared with $23.7 million, or 31.4% of net sales, for the six months ended June 30, 2006. Selling, general and administrative expenses decreased by $4.9 million, or 21% in the six months ended June 30, 2007, mainly due to the following:
•	lower credit card charges and assessments ($0.5 million) and public relations costs ($0.3 million) in Hong Kong;

•	lower legal and accounting fees in North America ($1.3 million);

•	lower convention cost in North America as the North American Convention was held in the first quarter of 2006 ($0.7 million);

•	lower overall costs in Japan ($2.0 million) and Mexico ($0.8 million) due to expense reduction programs executed in both markets during the first six months of 2007;

•	the elimination of operating expense incurred by the Kaire Entities, which was sold effective July 1, 2006 ($0.3 million);

•	the reversal of the reserve established in fiscal 2004 with respect to the allegations made by the South Korean customs agency regarding importation of Alura into South Korea ($0.2 million); partly offset by

•	costs to terminate the existing lease facility in Mexico City due to relocation to a less costly site ($0.4 million);

•	costs to discontinue the use of certain computer software in the Japan office ($0.2 million);

•	severance cost for two former executive officers ($0.6 million) in North America;

•	cost of expansion into Europe ($0.3 million); and

•	higher distributor-related costs for training events held in Asia during the second quarter of 2007 ($0.3 million).

     Selling, general and administrative expenses increased to 40.3% of net sales for the six months ended June 30, 2007 from 31.4% of net sales for the comparable period in the prior year primarily due to those expenses incurred in Mexico, Japan and North America identified above related to lease termination, asset impairment and severance. These were non-recurring expenses recorded during the first three months of 2007.
     Other Income (Expense). Other expense was $22,000 for the three months ended June 30, 2007 compared with income of $0.2 million for the three months ended June 30, 2006. For the first six months of the year, other income was $0.2 million compared with income of $0.4 million a year ago. For each of the three and six month periods ended June 30, 2007, the decline in other income was primarily due to less imputed interest on the KGC receivable as compared to the comparable period in the prior year.
     Income Taxes. The Company recorded a provision of $0.2 million and $0.4 million during each of the three and six month periods ended June 30, 2006 and 2007, respectively, related to its international operations. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.
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
     Net Loss. Net loss was $1.5 million, or 5.8% of net sales, for the three months ended June 30, 2007 compared to net loss of $2.8 million, or 7.7% of net sales, for the three months ended June 30, 2006. Net loss was $6.5 million, or 13.9% of net sales, for the six months ended June 30, 2007 compared to net loss of $3.9 million, or 5.2% of net sales, for the six months ended June 30, 2006. The decreased losses quarter-over-quarter were primarily due to the commission rate decrease and lower selling, general and administrative costs, specifically in North America, Mexico, and Japan. More losses occurred in the six months ended June 30, 2007, as compared to the comparable period in the prior year, due to lower sales in Hong Kong, partly offset by a reduction in selling, general and administrative expenses.
Liquidity and Capital Resources
     Cash generated from operations has been the main historical funding source for the Company’s working capital and capital expenditures. Additionally, the Company raised approximately $16.0 million, net of transaction fees, through a private equity placement in October 2004. Most recently, on May 4, 2007 the Company consummated a private equity placement generating gross proceeds of approximately $3.0 million. The financing consisted of the sale of 1,759,307 shares of the Company’s Series A convertible preferred stock and the sale of warrants evidencing the right to purchase 1,759,307 shares of the Company’s common stock. The warrants are exercisable at any time during the period beginning six months after their issuance and ending six years following their issuance. The exercise price of the warrants varies from $3.80 to $5.00 per share, depending on the time of exercise. The Company plans to use the net proceeds from this private equity placement to provide additional working capital.
     At June 30, 2007, the Company’s cash and cash equivalents totaled $11.6 million, including $2.0 million in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement. At December 31, 2006, the Company’s cash and cash equivalents totaled $11.9 million, including $4.1 million in China.
     At June 30, 2007, the ratio of current assets to current liabilities was 0.94 to 1.00 and the Company had working capital deficit of $1.2 million. Working capital as of June 30, 2007 decreased $2.2 million compared to that as of December 31, 2006 mainly due to cash used in operations and additional investment of $0.6 million into a consumer protection fund in South Korea, offset mainly by the proceeds received from both the KGC receivable and the private equity placement that occurred during the period.
     Cash used in operations for the six months ended June 30, 2007 was $4.1 million. Cash was mainly utilized due to the incurrence of net losses and decreases in current liabilities; including accounts payable and deferred revenue; partly offset by a reduction in existing inventories.
     Cash provided by investing activities during the period was $1.0 million, which primarily results from proceeds received on the KGC receivable of $1.0 million and $0.7 million received from a certificate of deposit, offset by an increase in restricted cash of approximately $0.6 million. This increase in restricted cash reflects additional investment of $0.6 million into a consumer protection fund in South Korea.

     Cash provided by financing activities for the six months ended June 30, 2007 was $2.6 million, which resulted entirely from the net proceeds received in the private equity placement in May 2007. Total cash and cash equivalents decreased by approximately $0.4 million during the period.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, we are exposed to market risks from changes in foreign currency exchange rates. We do not use derivative financial instruments to manage market risks.
     In the first six months of 2007, approximately 91% of our revenue was recorded by subsidiaries located outside of North America. Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency. Accordingly, our international subsidiaries use the local currency as their functional currency. The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period. As exchange rates vary, revenue and other operating results may differ materially from our expectations. Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.
     We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar. We also purchase all inventories in U.S. dollars. Our foreign currency exchange rate exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar, Japanese yen, Mexican peso, Chinese yuan, and Australian dollar, represented approximately 25% of our revenue in the first six months of 2007. The Company recorded a nominal foreign currency gain during the first six months of 2007. Our foreign currency exchange rate exposure may increase in the near future as our China subsidiary expands operations. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.
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
     Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at June 30, 2007, (1) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, but (2) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decision regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
     The Company is exposed to certain risks factors that may affect its operations. The risk factors described in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 reflect the risk factors known to the Company as of the date of such filing with the Securities and Exchange Commission on March 28, 2007. There have been no material changes from the risk factors as previously disclosed in that Form 10-K, except as follows (references below to “our,” “us” and “we” are to the Company and its majority-owned subsidiaries):
We Could Be Adversely Affected By Additional Audit Committee Investigations.
     From time to time, the Audit Committee of our Board of Directors may investigate, or employ an independent investigator to investigate, reported or suspected violations of laws, ethics, or policies by our officers, directors, employees or consultants. Any discovery of wrongdoing resulting from any such investigation, or any disclosure of any such investigation or its results, could have material adverse consequences for us.
An Increase In The Amount Of Compensation Paid To Distributors Would Reduce Profitability.
     A significant expense is the payment of compensation to our distributors, which represented approximately 51% of net revenues during 2006. Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements. We compensate our distributors by paying commissions, bonuses, and certain awards and prizes. We closely monitor the amount of compensation to distributors paid as a percentage of net sales and have recently implemented adjustments to our compensation plan to provide, in our view, a more viable and sustainable business model for both us and our distributors. There can be no assurance that these changes or future changes to our compensation plan or product pricing would be successful in maintaining the level of distributor compensation expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated distributors. An increase in compensation payments to distributors as a percentage of net sales will reduce our profitability. Under our current compensation plan, commissions may be limited to 65% of sales.
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
Our Common Stock Is Particularly Subject To Volatility Because Of The Industry In Which We Operate.
     The market prices of securities of direct selling companies have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock.
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
We Have Broad Discretion To Use The Proceeds Of Our Recent Private Placement Financing.
     We have broad discretion in spending the net proceeds generated by our May 2007 private placement of Series A preferred stock and warrants. We may spend most of the net proceeds from the private placement in ways that ultimately prove unsuccessful. Our failure to apply these funds effectively could have a material adverse effect on our business, results of operations and financial condition, and may also require further funding, which could dilute stockholders’ ownership and cause a decline in the share price of our common stock.
The Exercise Of Outstanding Options Or Warrants, Or Conversion Of Our Series A Preferred Stock, May Result In Substantial Dilution And May Depress The Market Price Of Our Common Stock.
     As of June 30, 2007, we had outstanding 9,009,119 shares of common stock and also (i) options to purchase an aggregate of 291,000 shares of our common stock, with exercise prices between $1.00 and $10.34, (ii) warrants outstanding from our October 2004 private placement exercisable for 1,080,504 shares of our common stock at an exercise price equal to $12.47 per share, (iii) warrants outstanding from our May 2007 private placement exercisable for 2,059,307 shares of our common stock at an exercise price ranging from $3.80 to $5.00 per share, depending on the time of exercise, and (iv) 1,759,307 shares of Series A preferred stock, convertible into the same number of shares of common stock. If these options and warrants are exercised or the shares of Series A preferred stock are converted, and the shares of common stock issued upon such exercise or conversion are sold, our common stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such options and warrants might be exercised, or that the shares of Series A preferred stock might be converted, could adversely affect the market price of our shares of common stock. In addition, holders of such options and warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the options and warrants. Further, while our options, warrants and shares of Series A preferred stock are outstanding, they may adversely affect the terms on which we could obtain additional capital.
Future Sales By Us Or Our Existing Stockholders Could Depress The Market Price Of Our Common Stock.
     If we or our existing stockholders sell a large number of shares of our common stock, the market price of our common stock could decline significantly. Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of the common stock.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on June 25, 2007, two proposals were adopted by our stockholders: (1) the election of three directors to the Board of Directors of the Company to serve until the next annual meeting of stockholders (Messrs. Anthony B. Martino, Randall A. Mason and Stefan W. Zuckut were elected as directors), and (2) the ratification of the appointment of Lane Gorman Trubitt, L.L.P. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The number of shares cast for and against as well as the number of abstentions as to each of these matters (other than the election of directors) are as follows:

Election of Directors	Shares For	Shares Withheld
Anthony B. Martino	5,580,748	240,083
Randall A. Mason	5,544,480	276,351
Stefan W. Zuckut	5,574,892	245,939

Proposal	Shares For	Shares Against	Abstentions
Ratification of Lane Gorman Trubitt, L.L.P. as the Company’s independent registered public accounting firm	5,767,926	52,331	574

Item 6.	EXHIBITS

Exhibit
Number	Exhibit Description

3.1	Certificate of Designations, Rights and Preferences of the Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 9, 2007).

10.1	Form of Stock and Warrant Purchase Agreement (U.S. Purchaser) dated May 4, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 9, 2007).

10.2	Form of Stock and Warrant Purchase Agreement (Non-U.S. Purchaser) dated May 4, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 9, 2007).

10.3	Form of Warrant to Purchase Shares of Common Stock of the Company, dated May 4, 2007 and issued to certain Purchasers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 9, 2007).

10.4	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).

10.5	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Timothy S. Davidson dated April 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2007).

10.6	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Gary C. Wallace dated April 23, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 26, 2007).

10.7	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Curtis Broome dated April 23, 2007 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on April 26, 2007).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.
Date: August 13, 2007	/s/ Chris T. Sharng
Chris T. Sharng
President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Certificate of Designations, Rights and Preferences of the Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 9, 2007).

10.1	Form of Stock and Warrant Purchase Agreement (U.S. Purchaser) dated May 4, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 9, 2007).

10.2	Form of Stock and Warrant Purchase Agreement (Non-U.S. Purchaser) dated May 4, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 9, 2007).

10.3	Form of Warrant to Purchase Shares of Common Stock of the Company, dated May 4, 2007 and issued to certain Purchasers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 9, 2007).

10.4	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).

10.5	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Timothy S. Davidson dated April 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2007).

10.6	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Gary C. Wallace dated April 23, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 26, 2007).

10.7	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Curtis Broome dated April 23, 2007 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on April 26, 2007).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).