Form 10-Q
period 2007-09-30
NATURAL HEALTH TRENDS CORP
filed 2007-11-14
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 12, 2007, the number of shares outstanding of the registrant’s common stock was 10,056,268 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
September 30, 2007

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
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from forward-looking statements include the risks described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K and in this report, which include the following:
•	we may continue to experience substantial negative cash flows;

•	we may need to seek additional debt or equity financing;

•	we face risks related to an SEC investigation and securities litigation;

•	our ability to attract and retain distributors;

•	our ability to recruit and retain key management and consultants;

•	our relationship with our distributors;

•	our inability to control our distributors to the same extent as if they were our own employees;

•	our ability to protect or use our intellectual property rights;

•	claims against us that could arise from the misconduct of our former officers and directors;

•	adverse publicity associated with our products, ingredients or network marketing programs, or those of similar companies;

•	our ability to maintain or expand the number of our distributors or their productivity levels;

•	our dependence on our Hong Kong and China market for most of our revenue;

•	regulatory matters pertaining to direct-selling laws, particularly in China;

•	the modification of our compensation plan in China in a way that could adversely affect our business;

•	our inability to obtain a direct-selling license in China;

•	our failure to properly pay business taxes or customs duties, including those of China;

•	risks associated with operating internationally, including foreign currency exchange risks;

•	risks associated with the amount of compensation paid to distributors, which can affect our profitability;

•	product liability claims;

•	our internal controls and accounting methods may require further modification;

•	our non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	risks associated with our reliance on information technology systems;

•	risks associated with the extensive regulation of our business and the implications of changes in such regulations;

•	currency exchange rate fluctuations could lower our revenue and net income;

•	failure of new products to gain distributor or market acceptance;

•	product concentration;

•	our reliance on outside manufacturers;

•	the intensely competitive nature of our business;

•	terrorist attacks, acts of war or other disasters, particularly given the scope of our international operations;

•	adverse consequences from audit committee investigations;

•	disappointing quarterly revenue or operating results, which could adversely affect our stock price;

•	our common stock is particularly subject to volatility because of the industry in which we operate;

•	consequences arising if an active public trading market for our common stock does not continue;

•	adverse consequences if securities analysts publish adverse research or reports, or otherwise fail to cover us at all;

•	our failure to apply the proceeds derived from our May and October 2007 financings effectively;

•	adverse cash flow consequences from leverage and debt service obligations;

•	we could be required to make substantial cash payments upon an event of default under our variable rate convertible debentures;

•	our inability to register the shares of common stock underlying our variable convertible debentures and warrants issued in October 2007 with the SEC within specified time periods will result in liquidated damage payment obligations;

•	our ability to operate our business may be limited by the various covenants and restrictions included in the agreements governing our variable rate convertible debentures and related warrants issued in October 2007;

•	the conversion of our convertible debentures or other convertible securities or the exercise of our warrants into shares of our common stock could result in substantial dilution and could otherwise depress the market price of our common stock; and

•	future sales by us or our stockholders of shares of common stock could depress the market price of our common stock.
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December	September
	31, 2006	30, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,936	$6,199
Restricted cash	455	395
Certificates of deposit	1,277	—
Accounts receivable	462	522
Inventories, net	5,857	5,048
Other current assets	2,639	1,606

Total current assets	22,626	13,770
Property and equipment, net	2,944	1,973
Goodwill	14,145	14,145
Intangible assets, net	3,400	2,800
Restricted cash	4,142	4,911
Deferred tax assets	208	213
Other assets	1,120	952

Total assets	$48,585	$38,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,424	$3,389
Income taxes payable	281	458
Accrued distributor commissions	3,852	2,121
Other accrued expenses	5,255	4,806
Deferred revenue	5,641	4,272
Other current liabilities	3,135	3,115

Total current liabilities	21,588	18,161
Commitments and contingencies
Minority interest	22	31
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 1,431,075 shares issued and outstanding at September 30, 2007, aggregate liquidation value of $2,503 at September 30, 2007	—	1,280
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,199,933 and 8,802,674 shares issued and outstanding at December 31, 2006 and September 30, 2007	8	9
Additional paid-in capital	70,042	73,656
Accumulated deficit	(44,128)	(55,696)
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,053	1,323

Total stockholders’ equity	26,975	20,572

Total liabilities and stockholders’ equity	$48,585	$38,764

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Net sales	$29,945	$16,828	$105,740	$63,524
Cost of sales	6,646	4,892	23,419	16,559

Gross profit	23,299	11,936	82,321	46,965
Operating expenses:
Distributor commissions	15,456	7,267	54,902	30,187
Selling, general and administrative expenses	10,630	8,343	34,368	27,172
Recovery of KGC receivable	(338)	(146)	(652)	(565)

Total operating expenses	25,748	15,464	88,618	56,794

Loss from operations	(2,449)	(3,528)	(6,297)	(9,829)
Other income, net	309	135	696	302

Loss before income taxes and minority interest	(2,140)	(3,393)	(5,601)	(9,527)
Income tax provision	(344)	(97)	(788)	(460)
Minority interest	9	(6)	(35)	(7)

Net loss	(2,475)	(3,496)	(6,424)	(9,994)

Beneficial conversion feature on preferred stock	—	—	—	(1,574)
Preferred stock dividends	—	(37)	—	(70)

Net loss attributable to common stockholders	$(2,475)	$(3,533)	$(6,424)	$(11,638)

Loss per share — basic and diluted	$(0.30)	$(0.43)	$(0.80)	$(1.41)

Weighted-average number of shares outstanding	8,200	8,278	8,039	8,254

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,424)	$(9,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	823	767
Amortization of intangibles	718	600
Minority interest	35	7
Stock-based compensation	469	656
Imputed interest on KGC installment payable	(527)	(228)
Recovery of KGC receivable	(652)	(565)
Impairment of long-lived assets	—	532
Deferred income taxes	—	(6)
Changes in assets and liabilities:
Accounts receivable	56	(52)
Inventories, net	3,006	861
Other current assets	(515)	660
Other assets	(138)	186
Accounts payable	(952)	(44)
Income taxes payable	215	163
Accrued distributor commissions	(603)	(1,736)
Other accrued expenses	(699)	(479)
Deferred revenue	(1,787)	(1,376)
Other current liabilities	453	(34)

Net cash used in operating activities	(6,522)	(10,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,622)	(290)
Decrease (increase) in restricted cash	114	(547)
Decrease in certificate of deposit	104	1,277
Proceeds from KGC receivable	1,492	1,183

Net cash provided by investing activities	88	1,623

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(23)	—
Proceeds from issuance of preferred stock and warrants	—	2,575
Proceeds from issuance of common stock	18	90

Net cash provided by (used in) financing activities	(5)	2,665

Effect of exchange rates on cash and cash equivalents	111	57

Net decrease in cash and cash equivalents	(6,328)	(5,737)
CASH AND CASH EQUIVALENTS, beginning of period	18,470	11,936

CASH AND CASH EQUIVALENTS, end of period	$12,142	$6,199

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
     Natural Health Trends Corp. (the “Company”), a Delaware corporation, is an international direct-selling and e-commerce company headquartered in Dallas, Texas. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers.
     The Company’s majority-owned subsidiaries have an active physical presence in North America; Greater China, which consists of Hong Kong, Macau, Taiwan and China; Southeast Asia; Australia and New Zealand; South Korea; Japan; Latin America; and Europe.
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
     Effective July 1, 2006, the Company sold its equity interests in eKaire.com, Inc. and other subsidiaries that distribute products under the “Kaire” brand (collectively, the “Kaire Entities”). As a result, the results of operations of the Kaire Entities are not included in the Company’s consolidated statement of operations for the nine months ended September 30, 2007.
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
     As of the date of adoption, the Company did not have any unrecognized tax benefits for uncertain tax positions. Interest and penalties on tax uncertainties are classified as a component of income tax expense. The total amount of interest and penalties accrued as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in the consolidated statements of operations during the three and nine months ended September 30, 2006 and 2007 were not significant.
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

     In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Options to purchase common stock	852,124	291,000	2,092,124	1,041,458
Warrants to purchase common stock	1,080,504	3,139,811	1,080,504	3,139,811
Non-vested restricted stock	—	668,871	—	711,686
Convertible preferred stock	—	1,759,307	—	1,759,307

	1,932,628	5,858,989	3,172,628	6,652,262

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
3. SHARE-BASED COMPENSATION
     Share-based compensation expense totaled approximately $167,000 and $144,000 for the three months ended September 30, 2006 and 2007, respectively, and approximately $469,000 and $656,000 for the nine months ended September 30, 2006 and 2007, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
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
     On July 23, 2007, the Company accepted for cancellation stock options to purchase an aggregate of 75,000 shares of common stock in exchange for 47,934 shares of restricted stock issued to two directors of the Company under the Company’s 2007 Equity Incentive Plan. These restricted stock awards issued in exchange for eligible stock options vested immediately upon issuance. The number of restricted stock awards that the Company offered in exchange for each eligible stock option was determined by an exchange ratio established for that specific stock option. The exchange ratio for options that had an exercise price greater than $10.00 per share was determined based on a number of factors, including the value of outstanding eligible stock options based on the Black-Scholes option pricing model. For these options, which were issued under the Company’s 2002 Stock Option Plan, the aggregate value of the restricted stock awards that were offered is roughly comparable to the aggregate Black-Scholes value of the eligible options surrendered for exchange. For options that had an exercise price of $2.00 per share or less (which were granted in 2002 before the adoption of the 2002 Stock Option Plan), the exchange ratio was determined by multiplying the number of shares for which the options could be exercised by the difference between the closing price per share on the last trading day preceding the exchange and the exercise price per share of the options, and then dividing that product by the closing price per share on the last trading day preceding the exchange.
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
     During the nine months ended September 30, 2006, the Company granted 170,000 stock options with a weighted-average fair value of $2.27 per share. The fair value of each option grant was estimated on the date of grant with the following weighted-average assumptions: expected life of 3.5 years, risk-free interest rate of 4.9%, expected volatility of 93%, and dividend yield of zero. No stock options were granted during the nine months ended September 30, 2007.
     The following table summarizes the Company’s stock option awards activity:

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value[1]

Outstanding at December 31, 2006	1,041,458	$8.88
Granted	—	—
Exercised	(60,000)	1.50
Cancelled/forfeited/expired	(830,458)	10.62

Outstanding at September 30, 2007	151,000	2.21	2.9	$59,000

Vested and expected to vest at September 30, 2007	100,573	2.41	2.8	38,000
Exercisable at September 30, 2007	7,500	10.01	0.1	—

[1]	Aggregate intrinsic value represents the total pretax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day for the date indicated and the exercise price, multiplied by the number of in-the-money options) that would have been received by our option holders had all option holders exercised their options on the date indicated.

     As of September 30, 2007, total unrecognized share-based compensation expense related to stock options was approximately $0.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.
     The following table summarizes the Company’s restricted stock awards activity:

		Wtd. Avg.
		Price at Date
	Shares	of Issuance

Outstanding at December 31, 2006	—	$—
Granted	864,520	2.55
Vested	(264,050)	2.74
Forfeited	(7,400)	2.12

Outstanding at September 30, 2007	593,070	2.47

     As of September 30, 2007, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $0.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.
4. COMPREHENSIVE LOSS (In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Net loss	$(2,475)	$(3,496)	$(6,424)	$(9,994)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	209	4	436	270

Comprehensive loss	$(2,266)	$(3,492)	$(5,988)	$(9,724)

5. CONTINGENCIES
Legal Matters
     On or around March 31, 2004, NHT Global U.S. received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and an NHT Global distributor. In February 2005, the court dismissed all of Mr. Loghry’s claims against the individual defendants, except the claims for fraud and conspiracy to commit fraud. Mr. Loghry then filed amended counterclaims and, on June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of its claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Loghry until the Trustee’s Case is resolved. The Company filed for summary judgment against the Trustee on November 5, 2007. The Company continues to deny the allegations of the United States Trustee and intends to vigorously contest the Trustee’s Case, which has been set for trial in February 2008. An unfavorable judgment could have a material adverse effect on the financial condition of the Company.
     On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. On February 20, 2007, the named plaintiffs filed an amended complaint. On April 23, 2007, the Company and the other defendants filed motions to dismiss the lawsuit. On June 22, 2007, the plaintiffs filed a response in opposition of the motions to dismiss. On July 23, 2007, the Company and the other defendants filed replies to the plaintiffs’ opposition to the motions to dismiss. The Company believes that the claims alleged in this lawsuit are without merit, and the Company intends to vigorously defend this lawsuit.
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
6. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $18,000 during the nine months ended September 30, 2006. No amounts were paid during the nine months ended September 30, 2007.
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
     A former director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $47,000 and $429,000 were paid to Access and Info during the three and nine month periods ended September 30, 2006, respectively. Payments totaling approximately $49,000 and $212,000 were paid to Info during the three and nine month periods ended September 30, 2007, respectively. At September 30, 2007, approximately $6,000 was due to Info.
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mark Woodburn, former President and director of the Company, have owned since 1998, and continued to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $1,874,000 and $3,431,000 during the three and nine month periods ended September 30, 2006, respectively. The Company paid Aloe and certain of its affiliates approximately $684,000 and $1,370,000 during the three and nine month periods ended September 30, 2007, respectively. At September 30, 2007, approximately $485,000 was due to Aloe and certain of its affiliates.
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
     On October 31, 2006, the Company, Messrs. Woodburn and LaCore entered into several agreements (collectively, the “Settlement Agreements”), pursuant to which they resolved certain pending disputes among the parties relating to, among other things, payments to Messrs. Woodburn and LaCore from certain positions in the Company’s distribution “tree,” as follows:
(a)	Under the main Settlement Agreement, (i) Messrs. Woodburn and LaCore made a non-recourse promise to repay the Company $2.5 million (the “Payment Amount”) no later than October 31, 2008, (ii) the Company agreed to release the Cash Deposit to Mr. LaCore and the Escrowed Shares to Messrs. Woodburn and LaCore (subject to the pledge described below), (iii) Mr. LaCore agreed to provide the Company with assistance for up to 10 hours per month with respect to network marketing, compensation plan adjustments and strategic planning assistance during the one-year period ending October 31, 2007, (iv) Messrs. Woodburn and LaCore agreed to certain restrictions on their activities, and (v) the parties agreed to enter into the other Settlement Agreements described below.

(b)	Messrs. Woodburn and LaCore signed a Non-Recourse Promissory Note (the “Note”) to pay the Payment Amount plus interest at the rate of 6% per annum, secured by a pledge of the released Escrow Shares. At any time, Messrs. LaCore and Woodburn may elect to repay all or part of the Note by delivering a number of Pledged Shares based upon the Fair Market Value (as defined in the Note) of such shares. The Company may also elect at any time to have all or part of the Note repaid by requiring the surrender of a number of Pledged Shares having a Fair Market Value equal to the repayment amount. In no event shall Messrs. LaCore and/or Woodburn be obligated to repay an amount due under the Note in excess of the Fair Market Value of the Pledged Shares.

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
     On March 21, 2007, the Company entered into a temporary week-to-week agreement with Mr. LaCore to administer certain distributor positions at the top of the Company’s distribution network “tree” and commissions accrued and payable to those positions for periods beginning on and after February 12, 2007. These are the same positions held by the distributor that indirectly made the payments to Messrs. Woodburn and LaCore that were discovered by the Audit Committee’s independent investigator on November 10, 2005 (as previously disclosed). Under the temporary agreement, Mr. LaCore was expected to provide certain master distributor services and provide leadership and support to the Company’s other distributors, all of whom are “down-lines” of the positions temporarily administered by Mr. LaCore. In return, the Company agreed to pay the commissions generated by these positions under the Company’s distributor compensation plan to Mr. LaCore, who in turn agreed to pay some or all of the commissions to other distributors’ downline. The amount of gross commissions paid to Mr. LaCore for temporary administration of these positions for the three months ended September 30, 2007 and for the period beginning February 12, 2007 through September 30, 2007 were $219,000 and $651,000, respectively. The Company terminated the week-to-week agreement with Mr. LaCore on October 26, 2007.
     On August 30, 2007, the Company accepted the surrender of 642,611 shares of the Company’s common stock by Messrs. Woodburn and LaCore in payment of the principal and accrued interest on the Note. As provided in the Note, the value of the surrendered shares for purposes of determining the credit to be given against the principal and interest accrued on the Note was equal to the average of the closing prices for the 20 consecutive trading days preceding the date the shares were tendered for surrender.
7. PRIVATE PLACEMENT FINANCING
     On May 4, 2007, the Company consummated a private placement financing generating gross proceeds of approximately $3.0 million. The financing consisted of the sale of 1,759,307 shares of Series A preferred stock at a price of $1.70 per share, and warrants representing the right to purchase 1,759,307 shares of common stock at a purchase price of $0.00001 per underlying share. The Series A preferred stock is convertible at a fixed rate into an equivalent number of shares of common stock, subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all of stockholders. The Series A preferred stock accrues cash dividends at the rate of 7% per annum, payable upon declaration by the board of directors. Cumulative unpaid dividends totaled $70,000 at September 30, 2007. The holders of Series A preferred stock are generally entitled to vote together with the holders of common stock. The Series A preferred stock also has a liquidation preference equal to the original purchase price of the Series A preferred stock plus any accrued but unpaid dividends.
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
     The terms of the financing agreements entered into included the granting of certain registration rights to the original investors and the placement agent in the financing. The Company was obligated to file a registration statement no later than 60 days after the closing date of the financing (the “Filing Date”). The Company filed such registration statement on Form S-3 on June 29, 2007 and, in response to SEC comments, an amended registration on Form S-3 on August 4, 2007. The registration statement became effective on August 27, 2007. Additionally, the Company is required to file such additional amendments and supplements to the registration statement as may be necessary to keep the registration statement current and effective until the earlier of the date when all of the shares covered by the registration statement are sold or the stockholders may sell the shares under Rule 144(k) (the “Effectiveness Period”).
     The Company will be subject to certain financial penalties if it does not fully comply with the registration obligations. If the registration statement is declared effective, but thereafter ceases to be effective prior to the expiration of the Effectiveness Period due to an intentional and willful act by the Company without being succeeded immediately by a subsequent registration statement filed with the SEC covering the shares into which the Series A preferred stock are convertible and for which the warrants are exercisable (the “Underlying Shares”), the Company will be obligated to pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock purchased by the holder.
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
     During September 2007, an aggregate of 328,232 shares of Series A preferred stock were converted into an equivalent number of shares of common stock. An additional 1,276,675 shares of Series A preferred stock were converted into common stock through November 12, 2007, and as a result 154,400 shares of Series A preferred stock remained outstanding on that date.

8. SUBSEQUENT EVENTS
     On October 19, 2007, Anthony B. Martino resigned from the Company’s Board of Directors. The Company intends to actively seek a qualified replacement for this vacancy on its board of directors.
     On October 19, 2007, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which an aggregate of $3,740,000 was provided to the Company in a private placement of variable rate convertible debentures having an aggregate face amount of $4,250,000 (the “Debentures”), seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock. The Debentures can be converted by their holders into 1,700,000 shares of the Company’s common stock, subject to adjustment. The Debentures bear interest at the greater of LIBOR plus 4%, or 10% per annum. Interest is payable quarterly beginning on January 1, 2008. One-half of the original principal amount of the Debentures is payable in 12 equal monthly installments beginning on November 1, 2008, and the balance is payable on October 19, 2009, unless extended by the holders to October 19, 2012. Under certain conditions, the Company may be able to pay principal and interest in shares of its common stock. Under certain conditions, the Company also has certain rights to force conversion or redemption of the debentures. In addition, the placement agent received five-year warrants to purchase 149,595 shares of the Company’s common stock. All warrants are exercisable beginning six months and one day after their respective issuance and have an exercise price of $3.52 per share.
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
     As of September 30, 2007, we are conducting business in at least 15 countries through approximately 67,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have experienced significant revenue growth in prior years due in part to our efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in 2007. Our priority for the remainder of 2007 is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe. Sales into the European market are currently fulfilled by our North American subsidiaries.
     During the year 2006 and the first nine months of 2007, we generated approximately 89% and 91% of our revenue from subsidiaries located outside North America, respectively, with sales in Hong Kong representing approximately 67% and 63% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
     China is currently the Company’s most important business development project. In June 2004, NHT Global obtained a general business license in China. The license stipulates a capital requirement of $12.0 million over a three-year period, including a $1.8 million initial payment that the Company made in January 2005. Multi-level marketing is generally prohibited in China, and direct selling is only permitted with a direct selling license. In December 2005, the Company submitted a preliminary application for a direct selling license and fully capitalized its Chinese entity with the remaining capital necessary to fulfill the $12.0 million required cash infusion. In June 2006, the Company submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate and distinct from our current worldwide platform. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. The Company anticipates filing a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. We believe a direct selling license would enhance the business conducted in China under the proposed e-commerce retail platform, and we plan to submit a new application for a direct selling license in order to provide certain new information. The Company is unable to predict whether it will be successful in obtaining a direct selling license to operate in China, and if it is successful, when it will be permitted to enhance its e-commerce retail platform with direct selling operations.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007

North America	$3,138	10.5%	$1,677	10.0%	$9,385	8.9%	$6,049	9.5%
Hong Kong	19,124	63.9	10,039	59.7	72,337	68.4	40,060	63.1
Taiwan	1,132	3.8	1,356	8.1	3,046	2.9	4,151	6.5
Southeast Asia	530	1.8	202	1.2	1,388	1.3	740	1.2
South Korea	3,324	11.1	2,010	11.9	9,552	9.0	7,818	12.3
Australia/New Zealand	240	0.8	180	1.1	831	0.8	627	1.0
Japan	1,572	5.2	463	2.7	5,702	5.4	1,826	2.9
Latin America	885	2.9	232	1.3	2,808	2.6	875	1.4
China	—	—	288	1.7	—	—	348	0.5
Other[1]	—	—	381	2.3	—	—	1,030	1.6

Total NHT Global	29,945	100.0	16,828	100.0	105,049	99.3	63,524	100.0

North America	—	—	—	—	507	0.5	—	—
Australia/New Zealand	—	—	—	—	184	0.2	—	—

Total eKaire[2]	—	—	—	—	691	0.7	—	—

	$29,945	100%	$16,828	100%	$105,740	100%	$63,524	100%

[1]	Represents product sales to KGC Networks Ptd Ltd. as part of a separate agreement entered into effective December 31, 2005 upon the sale of the Company’s 51% interest in KGC to Bannks Foundation.

[2]	The Company no longer consolidates the operating results of the Kaire Entities for periods beginning after June 30, 2006 as it sold its interests in the Kaire Entities to Kaire International (Canada) Ltd. effective July 1, 2006.

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
     Each of our products carries a specified number of sales volume points. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially based upon a percentage of a product’s wholesale cost. To be eligible to receive commissions, a distributor may be required to make nominal monthly purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Distributor commissions are dependent on the sales mix and, for fiscal 2006 and the first nine months of 2007, represented 51% and 48% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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
     Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. We implemented a foreign holding and operating company structure for our non-United States businesses effective December 1, 2005. This structure re-organized our non-United States subsidiaries into the Cayman Islands. In October 2007, we discontinued our operational use of this structure to reduce costs and because we determined that our United States operating losses will lower our overall effective tax rate. We believe that we operate in compliance with all applicable transfer pricing laws and we intend to continue to operate in compliance with such laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws would not be modified, which, as a result, may require changes in our operating procedures. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these agreements, plans, or arrangements, or require changes in our transfer pricing practices, we could be required to pay higher taxes, interest and penalties, and our earnings would be adversely affected.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at September 30, 2007 include the following:
     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. The Company’s inventory value at September 30, 2007 was approximately $5.0 million, net of reserve of $1.9 million. Additional reserve was recorded during the first three months of 2007 of $0.3 million related to discontinued products. No other significant write-downs occurred during the nine months ended September 30, 2007.
     Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At September 30, 2007, goodwill of approximately $14.1 million was reflected on the Company’s balance sheet. No impairment of goodwill has been identified in any of the periods presented.
     The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During the first three months of 2007, the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location. As a result, an impairment charge of $0.3 million was recorded for certain office equipment and leasehold improvements. Additionally, the Company determined that it was in its best interest to discontinue the use of certain computer software in the Japan office, which resulted in additional impairment totaling $0.2 million. These charges are included as a component of selling, general and administrative expenses. At September 30, 2007, the net book value of the Company’s property and equipment and intangible assets were approximately $2.0 million and $2.8 million, respectively. No additional losses were recognized during the three months ended September 30, 2007.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 9% of sales. Sales returns are approximately 4% and 5% of sales for the nine months ended September 30, 2006 and 2007, respectively. The allowance for sales returns was approximately $1.8 million and $1.2 million at December 31, 2006 and September 30, 2007, respectively. No material changes in estimates have been recognized for the nine months ended September 30, 2007.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales are made pursuant to an agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.0 million and $0.7 million at December 31, 2006 and September 30, 2007, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. Costs associated with shipments are included in cost of sales. At September 30, 2007, enrollment package revenue totaling $3.6 million was deferred. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
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
Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.2	29.1	22.2	26.1

Gross profit	77.8	70.9	77.8	73.9
Operating expenses:
Distributor commissions	51.6	43.2	51.9	47.5
Selling, general and administrative expenses	35.5	49.6	32.5	42.8
Recovery of KGC receivable	(1.1)	(0.9)	(0.6)	(0.9)

Total operating expenses	86.0	91.9	83.8	89.4

Loss from operations	(8.2)	(21.0)	(6.0)	(15.5)
Other income, net	1.0	0.8	0.7	0.5

Loss before income taxes and minority interest	(7.2)	(20.2)	(5.3)	(15.0)
Income tax provision	(1.1)	(0.6)	(0.8)	(0.7)
Minority interest	—	—	—	—

Net loss	(8.3)%	(20.8)%	(6.1)%	(15.7)%

     Net Sales. Net sales were $16.8 million for the three months ended September 30, 2007 compared to $29.9 million for the three months ended September 30, 2006, a decrease of $13.1 million, or 44%. This decrease was primarily due to the Company’s lower marketing profile during the quarter and members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. Hong Kong net sales decreased $9.1 million, or 48%, over the comparable period a year ago. Additionally, net sales for the three month period ended September 30, 2007 for North America, South Korea, Japan and Latin America were down $1.5 million, $1.3 million, $1.1 million, and $0.7 million, respectively, over the comparable period a year ago. Partly offsetting the decrease, Taiwan net sales increased $0.2 million, or 20%, compared to the same period in 2006, and our China subsidiary generated $0.3 million in net sales.
     Net sales were $63.5 million for the nine months ended September 30, 2007 compared to $105.7 million for the nine months ended September 30, 2006, a decrease of $42.2 million, or 40%. This decrease was primarily due to the Company’s lower marketing profile during the third quarter, distractions and disruptions caused by management changes in the last 18 months through February 2007, a shareholders’ demand for action involving some of the Company’s Chinese members, and the members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. Hong Kong net sales decreased $32.3 million, or 45%, over the comparable period a year ago. Additionally, net sales for the nine month period ended September 30, 2007 for North America, South Korea, Japan and Latin America were down $3.3 million, $1.7 million, $3.9 million, and $1.9 million, respectively, over the comparable period a year ago. Partly offsetting the decrease, Taiwan net sales increased $1.1 million, or 36%, compared to the same period in 2006, and our China subsidiary generated $0.3 million in net sales.
     As of September 30, 2007, the operating subsidiaries of the Company had approximately 67,000 active distributors, compared to approximately 96,000 and 103,000 active distributors at December 31, 2006 and September 30, 2006, respectively. This decrease is primarily due to the uncertain regulatory environment in China that is currently impacting the Hong Kong-based business. Hong Kong experienced a decrease of approximately 27,000 active distributors from September 30, 2006 to September 30, 2007.
     As of September 30, 2007, the Company had deferred revenue of approximately $4.3 million, of which approximately $0.7 million pertained to product sales and approximately $3.6 million pertained to unamortized enrollment package revenue.
     Cost of Sales. Cost of sales was $4.9 million, or 29.1% of net sales, for the three months ended September 30, 2007 compared with $6.6 million, or 22.2% of net sales, for the three months ended September 30, 2006. Cost of sales decreased $1.7 million, or 26%, for the three months ended September 30, 2007 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased primarily due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales, and due to Chinese importation costs incurred in Hong Kong, as these costs have not declined at the same rate as net product sales.

     Cost of sales was $16.6 million, or 26.1% of net sales, for the nine months ended September 30, 2007 compared with $23.4 million, or 22.2% of net sales, for the nine months ended September 30, 2006. Cost of sales decreased $6.8 million, or 29%, for the nine months ended September 30, 2007 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased primarily due to the decline in enrollment package revenue, as stated above, and due to Chinese importation costs incurred in Hong Kong, as these costs have not declined at the same rate as net product sales. Also, the Company recorded an additional inventory provision of $0.3 million related to products discontinued during the first quarter of 2007.
     Gross Profit. Gross profit was $11.9 million, or 70.9% of net sales, for the three months ended September 30, 2007 compared with $23.3 million, or 77.8% of net sales, for the three months ended September 30, 2006. This decrease of $11.4 million was mainly due to decreased sales and, as stated above, the decline in enrollment package revenue as this component of net sales does not contain any corresponding charge to cost of sales, and Chinese importation costs incurred in Hong Kong that did not decrease relative to sales.
     Gross profit was $47.0 million, or 73.9% of net sales, for the nine months ended September 30, 2007 compared with $82.3 million, or 77.8% of net sales, for the nine months ended September 30, 2006. This decrease of $35.3 million was mainly due to decreased sales and, as stated above, the decline in enrollment package revenue, Chinese importation costs incurred in Hong Kong that did not decrease relative to sales and the additional inventory provision.
     Distributor Commissions. Distributor commissions were $7.3 million, or 43.2% of net sales, for the three months ended September 30, 2007 compared with $15.5 million, or 51.6% of net sales, for the three months ended September 30, 2006. Distributor commissions decreased by $8.2 million, or 53%, mainly due to the decrease in net sales, as well as a decrease in our overall commission rate that resulted from the implementation of a distributor commission enhancement program during the second quarter of 2007.
     Distributor commissions were $30.2 million, or 47.5% of net sales, for the nine months ended September 30, 2007 compared with $54.9 million, or 51.9% of net sales, for the nine months ended September 30, 2006. Distributor commissions decreased by $24.7 million, or 45%, mainly due to the decrease in net sales, as well as a decrease in our commission rate that resulted from less supplemental commissions paid in North America, fewer commissions earned in the newer markets of Japan, Latin America, and Europe, our efforts to align the overall commission payout in South Korea with our other markets, and the implementation of a distributor commission enhancement program during the second quarter of 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million, or 49.6% of net sales, for the three months ended September 30, 2007, compared with $10.6 million, or 35.5% of net sales, for the three months ended September 30, 2006. Selling, general and administrative expenses decreased by $2.3 million, or 22% in the three months ended September 30, 2007, mainly due to the following:
•	lower employee-related expense ($1.0 million), travel-related costs ($0.2 million), legal and accounting fees ($0.5 million), and litigation settlement costs ($0.2 million) in North America;

•	lower overall costs in Japan ($1.2 million) and Mexico ($0.4 million) due to expense reduction programs executed in both markets during the first nine months of 2007;

•	lower credit card charges and assessments ($0.2 million) in Hong Kong; partly offset by

•	higher professional fees in Asia ($1.5 million).
     Selling, general and administrative expenses increased to 49.6% of net sales for the three months ended September 30, 2007 from 35.5% of net sales for the comparable period in the prior year primarily due to certain general and administrative expenses that did not decline at the same rate as net product sales during the period, as well as higher professional fees incurred in Asia during the third quarter of 2007.
     Selling, general and administrative expenses were $27.2 million, or 42.8% of net sales, for the nine months ended September 30, 2007 compared with $34.4 million, or 32.5% of net sales, for the nine months ended September 30, 2006. Selling, general and administrative expenses decreased by $7.2 million, or 21% in the nine months ended September 30, 2007, mainly due to the following:
•	lower credit card charges and assessments ($0.8 million) in Hong Kong;

•	lower employee-related expense ($1.1 million), travel-related costs ($0.3 million), legal and accounting fees ($1.8 million), litigation settlement costs ($0.1 million), and credit card charges and assessments ($0.2 million) in North America;

•	lower convention costs in North America as the North American Convention was held in the first quarter of 2006 ($0.9 million);

•	lower overall costs in Japan ($3.2 million) and Mexico ($1.2 million) due to expense reduction programs executed in both markets during the first nine months of 2007;

•	the elimination of operating expense incurred by the Kaire Entities, which was sold effective July 1, 2006 ($0.3 million);

•	the reversal of the reserve established in fiscal 2004 with respect to the allegations made by the South Korean customs agency regarding importation of Alura into South Korea ($0.2 million); partly offset by

•	costs to terminate the existing lease facility in Mexico City due to relocation to a less costly site ($0.4 million);

•	costs to discontinue the use of certain computer software in the Japan office ($0.2 million);

•	severance cost for two former executive officers ($0.6 million) in North America;

•	cost of expansion into Europe ($0.5 million); and

•	higher professional fees ($1.2 million) and distributor-related costs ($0.3 million) in Asia.
     Selling, general and administrative expenses increased to 42.8% of net sales for the nine months ended September 30, 2007 from 32.5% of net sales for the comparable period in the prior year primarily due to certain general and administrative expenses that did not decline at the same rate as net product sales during the period, as well as higher professional fees incurred in Asia during the third quarter of 2007 and those non-recurring expenses recorded during the first three months of 2007 in Mexico, Japan and North America identified above related to lease termination, asset impairment and severance.
     Other Income, Net . Other income was $0.1 million for the three months ended September 30, 2007 compared with income of $0.3 million for the three months ended September 30, 2006. For the first nine months of the year, other income was $0.3 million compared with income of $0.7 million a year ago. For each of the three and nine month periods ended September 30, 2007, the decline in other income was primarily due to less imputed interest on the KGC receivable as compared to the comparable periods in the prior year. KGC became delinquent on its monthly payments to the Company in August 2007.
     Income Taxes. The Company recorded a provision of $0.3 million and $0.1 million during the three month periods ended September 30, 2006 and 2007, respectively, related to its international operations. The Company recorded a provision of $0.8 million and $0.5 million during the nine month periods ended September 30, 2006 and 2007, respectively, related to its international operations. The Company did not recognize a tax benefit for U.S. tax purposes in any of the periods presented due to uncertainty that the benefit will be realized.
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
     Net Loss. Net loss was $3.5 million, or 20.8% of net sales, for the three months ended September 30, 2007 compared to net loss of $2.5 million, or 8.3% of net sales, for the three months ended September 30, 2006. Net loss was $11.6 million, or 15.7% of net sales, for the nine months ended September 30, 2007 compared to net loss of $6.4 million, or 6.1% of net sales, for the nine months ended September 30, 2006. The increased losses for both the three and nine month periods ended September 30, 2007 were primarily due to lower sales in Hong Kong, partly offset by a reduction in selling, general and administration expenses.
Liquidity and Capital Resources
     Cash generated from operations has been the main historical funding source for the Company’s working capital and capital expenditures. Additionally, the Company raised approximately $16.0 million, net of transaction fees, through a private equity placement in October 2004. On May 4, 2007 the Company consummated a private equity placement generating gross proceeds of approximately $3.0 million. The financing consisted of the sale of 1,759,307 shares of the Company’s Series A convertible preferred stock and the sale of warrants evidencing the right to purchase 1,759,307 shares of the Company’s common stock. The warrants are exercisable at any time through the sixth anniversary following their issuance. The exercise price of the warrants varies from $3.80 to $5.00 per share, depending on the time of exercise.
     More recently, on October 19, 2007 the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures (the “Debentures”) having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,496,000 shares of the Company’s common stock, and one-year warrants to purchase 1,496,000 shares of the Company’s common stock. The Debentures bear interest at the greater of LIBOR plus 4%, or 10% per annum. Interest is payable quarterly beginning on January 1, 2008. One-half of the original principal amount of the Debentures is payable in 12 equal monthly installments beginning on

November 1, 2008, and the balance is payable on October 19, 2009, unless extended by the holders to October 19, 2012. Under certain conditions, the Company may be able to pay principal and interest in shares of its common stock. Under certain conditions, the Company also has certain rights to force conversion or redemption of the debentures. The warrants are exercisable beginning six months and one day after their respective issuance and have an exercise price of $3.52 per share. The Company plans to use the net proceeds from the October 2007 private placement to provide additional working capital.
     At September 30, 2007, the Company’s cash and cash equivalents totaled $6.2 million, including $1.1 million in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement. At December 31, 2006, the Company’s cash and cash equivalents totaled $11.9 million, including $4.1 million in China.
     At September 30, 2007, the ratio of current assets to current liabilities was 0.76 to 1.00 and the Company had a working capital deficit of $4.4 million. Working capital as of September 30, 2007 decreased $5.4 million compared to that as of December 31, 2006 mainly due to cash used in operations and additional investment of $0.6 million into a consumer protection fund in South Korea, offset mainly by the proceeds received from both the KGC receivable and the private equity placement that occurred during the period.
     Cash used in operations for the nine months ended September 30, 2007 was $10.1 million. Cash was mainly utilized due to the incurrence of net losses and decreases in current liabilities, specifically, accrued distributor commissions and deferred revenue, partly offset by a reduction in existing inventories.
     Cash provided by investing activities during the period was $1.6 million, which primarily results from proceeds received on the KGC receivable of $1.2 million and $1.3 million received from a certificate of deposit, offset by an increase in restricted cash of approximately $0.5 million. This increase in restricted cash reflects additional investment of $0.6 million into a consumer protection fund in South Korea.
     Cash provided by financing activities for the nine months ended September 30, 2007 was $2.7 million, which primarily resulted from the net proceeds received in the private equity placement in May 2007. Total cash and cash equivalents decreased by approximately $5.7 million during the period.
     The Company believes that its existing liquidity, anticipated improvement in cash flows from operations, and the proceeds received from the private equity placements consummated in May and October 2007 should be adequate to fund normal business operations expected in the near future, assuming no significant unforeseen expense or further revenue decline.
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
     In the first nine months of 2007, approximately 91% of our revenue was recorded by subsidiaries located outside of North America. Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency. Accordingly, our international subsidiaries use the local currency as their functional currency. The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period. As exchange rates vary, revenue and other operating results may differ materially from our expectations. Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.
     We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar. We also purchase all inventories in U.S. dollars. Our foreign currency exchange rate exposure, mainly to Korean won, Singapore dollar, New Taiwan dollar, Japanese yen, Mexican peso, Chinese yuan, European euro, and Australian dollar, represented approximately 26% of our revenue in the first nine months of 2007. The Company recorded a nominal foreign currency loss during the first nine months of 2007. Our foreign currency exchange rate exposure may increase in the near future as our China and European subsidiaries expand operations. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.
     We currently do not have plans to hedge translation risks. Changes in the currency exchange rates that would have the largest impact on translating our international net assets include Korean won, Chinese yuan, European euro, Japanese yen, Mexican peso, New Taiwan dollar, and Australian dollar.
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
     Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2007, (1) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, but (2) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decision regarding required disclosure.
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
     Following a 97% and 33% increase in active distributors in 2004 and 2005, we experienced a 19% decrease in active distributors during 2006 (excluding KGC and the Kaire Entities which were sold during 2005 and 2006, respectively) and a 35% decrease in active distributors during the nine month period ended September 30, 2007. The number of active distributors or their productivity may not increase and could further decline in the future. Distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover in our distributor ranks. We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.
Changes to Our Distributor Compensation Plan May Not Gain Acceptance
     We completed implementation of a change in our compensation plan for distributors during the third quarter of 2007. Among other things, this change introduced a new bonus value builder feature allowing independent distributors to customize their product packages, as opposed to having to select assortments pre-determined by us, and reduced certain thresholds for earning commissions so that they can be earned earlier and quicker. This change also eliminated a direct bonus feature of the plan. If distributors fail to understand the compensation plan or are unhappy with it, we could lose distributors and fail to attract new distributors.
An Increase In The Amount Of Compensation Paid To Distributors Would Reduce Profitability.
     A significant expense is the payment of compensation to our distributors, which represented approximately 51% and 48% of net sales during 2006 and the nine-month period ended September 30, 2007, respectively. Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements. We compensate our distributors by paying commissions, bonuses, and certain awards and prizes. We closely monitor the amount of compensation to distributors paid as a percentage of net sales and have recently implemented adjustments to our compensation plan to provide, in our view, a more viable and sustainable business model for both us and our distributors. There can be no assurance that these changes or future changes to our compensation plan or product pricing would be successful in maintaining the level of distributor compensation expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated distributors. An increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.
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
We Have Broad Discretion To Use The Proceeds Of Our Recent Private Placement Financings.
     We have broad discretion in spending the net proceeds generated by our May 2007 and October 2007 private placements. We may spend most of the net proceeds from the private placements in ways that ultimately prove unsuccessful. Our failure to apply these funds effectively could have a material adverse effect on our business, results of operations and financial condition, and may also require further funding, which could dilute stockholders’ ownership and cause a decline in the share price of our common stock.
Leverage And Debt Service Obligations May Adversely Affect Our Cash Flows.
     In connection with our sale of variable rate convertible debentures in October 2007, we incurred new indebtedness of $4,250,000. As a result of this indebtedness, we incurred significant principal and interest payment obligations. The degree to which we are leveraged could, among other things:
•	require us to dedicate a substantial portion of our future cash flows from operations and other capital resources to debt service, especially if the debentures are not converted into shares of common stock or we are otherwise unable to make payments of principal and interest in shares of common stock;

•	make it difficult for us to obtain necessary financing in the future for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make it more difficult for us to be acquired;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to changes in, our business.
     Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We Could Be Required To Make Substantial Cash Payments Upon An Event Of Default Under Our Variable Rate Convertible Debentures.
     Our variable rate convertible debentures provide for events of default including, among others, payment defaults not timely cured, failure to perform other covenants not timely cured, cross-defaults not timely cured having a material adverse effect on us, representations or warranties are untrue when made, certain bankruptcy-type events involving us or one of our significant subsidiaries, acceleration of more than $150,000 in indebtedness for borrowed money or under a long-term leasing or factoring agreement, our common stock is no longer listed on an eligible market, we are subject to certain changes in control or we sell or dispose of more than 40% of our assets in a single or series of related transactions, the registration statement covering the shares of common stock underlying the debentures and warrants issued in our October 2007 financing is not declared effective, lapses or otherwise cannot be used beyond specified periods, failure to timely deliver certificates for converted shares, and a judgment in excess of $250,000 against us, any subsidiary or our respective assets that is not timely vacated, bonded or stayed. Upon an event of default, the holders of the debentures may elect to accelerate the payment of all amounts due under the debentures and require that 115% of the outstanding debenture principal be paid. If an event of default occurs, our available cash could be seriously depleted and our ability to fund operations could be materially harmed.
We Are Responsible For Having The Resale Of Shares Of Common Stock Underlying Certain of Our Convertible Securities Issued In Our 2007 Private Placement Financings Registered With The Securities and Exchange Commission (“Commission”) Within Specified Time Periods And Will Incur Liquidated Damage Payment Obligations If The Shares Are Not Registered With The Commission Within Those Specified Time Periods Or Such Registration Is Not Maintained.
     Pursuant to our agreement with the investors in our October 2007 financing, we are obligated to (i) file a registration statement covering the resale of the shares of common stock underlying the securities issued in the financing with the Commission within a specified period of time, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement and the ability of the investors to use the prospectus forming a part thereof for a specified period. If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 2.0% per month of the aggregate purchase price paid by the investors in the October 2007 financing until the first anniversary of the closing date of the financing and 1.0% per month thereafter through the second anniversary of the closing date.
     Pursuant to our agreement with the investors in our May 2007 financing, we are obligated for a specified period of time to maintain the effectiveness of the registration statement that we filed with the Commission covering the resale of the shares of common stock issuable upon the conversion of Series A preferred stock or the exercise of warrants issued in the financing. If we fail to maintain the effectiveness of such registration statement due to our intentional and willful act without immediately causing a subsequent registration statement to be filed with the Commission, then we will be obligated to pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers.
The Agreements Governing The Variable Rate Convertible Debentures And Related Warrants Issued In Our October 2007 Financing Contain Various Covenants And Restrictions That May Limit Our Ability To Operate Our Business.
     The agreements governing the variable rate convertible debentures and related warrants issued in our October 2007 financing contain various covenants and restrictions, including, among others:
•	until the first anniversary of the closing of the October 2007 financing, we are required to offer to the investors participating therein the opportunity to participate in subsequent equity securities offerings by us, subject to certain exceptions for, among other things, strategic investments;

•	until 60 days after the effective date of the initial registration statement covering the shares of common stock underlying the debentures and warrants issued in our October 2007 financing, we cannot issue shares of common stock or equivalent securities, subject to certain exceptions for, among other things, strategic investments and the issuance of shares of common stock covered by the registration statement;

•	until such time as no investor participating in the financing holds any of the securities purchased therein, we are prohibited from effecting or entering into an agreement to effect any financing involving (i) the issuance or sale of common stock or equivalent securities with an effective price or number of underlying shares that floats or resets or otherwise varies or is subject to adjustment based on trading prices of or quotations for shares of common stock, the market for the common stock, or our business or (iii) any agreement to sell securities at a future-determined price;

•	until the earlier of the date that we obtain stockholder approval of the issuance of all of the shares of common stock underlying the debentures and warrants issued in the October 2007 financing or none of such debentures or warrants are any longer outstanding, neither we nor any of our subsidiaries may issue common stock or equivalent securities at an effective price that is less than $3.52 per share; and

•	for so long as any of the debentures issued in the October 2007 financing remain outstanding, neither we nor any of our subsidiaries may incur indebtedness for borrowed money other than permitted indebtedness, create or suffer liens other then some permitted liens, amend our charter documents in certain circumstances, repurchase shares of common any of our equity securities other then in certain permitted circumstances, repay certain indebtedness before its due date, pay cash dividends on stock other then our Series A preferred stock, or enter into certain transactions with affiliates.
     These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.
The Conversion Of Our Variable Rate Convertible Debentures, The Exercise Of Our Warrants Or The Exercise Or Conversion Of Our Other Convertible Securities May Result In Substantial Dilution And May Depress The Market Price Of Our Common Stock.
     As of November 12, 2007, we had outstanding 10,056,268 shares of common stock and also (i) options to purchase an aggregate of 98,500 shares of our common stock, all with an exercise price of $1.80, (ii) warrants outstanding from our October 2004 private placement exercisable for 1,080,504 shares of our common stock at an exercise price equal to $12.47 per share, (iii) warrants outstanding from our May 2007 private placement exercisable for 2,059,307 shares of our common stock at an exercise price ranging from $3.80 to $5.00 per share, depending on the time of exercise, (iv) 154,400 shares of Series A preferred stock, convertible into the same number of shares of common stock, (v) variable rate convertible debentures issued in our October 2007 private placement that are currently convertible into 1,700,000 shares of common stock (plus up to an additional 314,862 shares of common stock that may be issued in certain circumstances under the terms of the debentures, which additional number of shares would increase in the event that we obtain stockholder approval of the issuance of all of the shares of common stock potentially issuable under the terms of the debentures), and (vi) warrants issued in our October 2007 private placement exercisable for 3,141,499 shares of common stock at an exercise price of $3.52 per share. If these convertible securities are exercised or converted, and the shares of common stock issued upon such exercise or conversion are sold, our common stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such convertible securities might be exercised or converted could adversely affect the market price of our shares of common stock. In addition, holders of our warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the warrants and options. Further, during the time that the foregoing convertible securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d) Maximum Number
			(c) Total Number of	(or Approximately Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average	Purchased as Part of	Units) that May Yet Be
	of Shares (or Units)	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs
August 30, 2007	642,611	$4.08	—	—
     On August 30, 2007, the Company accepted the surrender of 642,611 shares of the Company’s common stock by Mark Woodburn and Terry LaCore in payment of the principal and accrued interest on a non-recourse promissory note to the Company in the amount of $2,500,000 (the “Note”). The Note was executed and delivered to the Company on October 31, 2006, in connection with a settlement agreement between the Company and Messrs. Woodburn and LaCore. It bore interest at the rate of 6% per year and was secured by a pledge of 1,081,066 shares of the Company’s common stock. As provided in the Note, the value of the surrendered shares for purposes of determining the credit to be given against the principal and interest accrued on the Note was equal to the average of the closing prices for the 20 consecutive trading days preceding the date the shares were tendered for surrender.

Item 6. EXHIBITS

Exhibit
Number	Exhibit Description

10.1	Securities Purchase Agreement dated October 19, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 22, 2007).

10.2	Form of Registration Rights Agreement signed by the Company and the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 22, 2007).

10.3	Form of Variable Rate Convertible Debenture issued to the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 22, 2007).

10.4	Form of Seven Year and One Year Warrants to Purchase Shares of Common Stock of the Company issued by the Company to the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 22, 2007).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.
Date: November 14, 2007	/s/ Chris T. Sharng
Chris T. Sharng
President (Principal Executive Officer)

Exhibit
Number	Exhibit Description

10.1	Securities Purchase Agreement dated October 19, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 22, 2007).

10.2	Form of Registration Rights Agreement signed by the Company and the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 22, 2007).

10.3	Form of Variable Rate Convertible Debenture issued to the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 22, 2007).

10.4	Form of Seven Year and One Year Warrants to Purchase Shares of Common Stock of the Company issued by the Company to the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 22, 2007).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).