Form 10-K
period 2007-12-31
NATURAL HEALTH TRENDS CORP
filed 2008-03-31
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-26272
NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2705336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2050 Diplomat Drive
Dallas, Texas	75234
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (972) 241-4080
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC
(Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2007: $26,614,106
At March 12, 2008, the number of shares outstanding of the registrant’s common stock was 10,290,276 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference from the registrant’s definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year end.

NATURAL HEALTH TRENDS CORP.
Annual Report on Form 10-K
December 31, 2007

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
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from forward-looking statements include the risks described under the caption “Risk Factors” in this report, which include the following:
•	we may continue to experience substantial negative cash flows;

•	we may need to seek additional debt or equity financing;

•	we face risks related to an SEC investigation and securities and other litigation;

•	we could be adversely affected by additional audit committee investigations;

•	our ability to attract and retain distributors;

•	our ability to recruit and retain key management, directors and consultants;

•	our inability to directly control the marketing of our products;

•	our inability to control our distributors to the same extent as if they were our own employees;

•	our ability to protect or use our intellectual property rights;

•	claims against us that could arise from the misconduct of some of our former officers and directors;

•	adverse publicity associated with our products, ingredients or network marketing programs, or those of similar companies;

•	our ability to maintain or expand the number of our distributors or their productivity levels;

•	changes to our distributor compensation plan may not be accepted;

•	our dependence on our Hong Kong and China market for most of our revenue;

•	regulatory matters pertaining to direct-selling laws, particularly in China;

•	we could be required to modify our compensation plan in China in a way that could adversely affect our business;

•	activities of our members in China could adversely affect our Hong Kong e-commerce model;

•	our inability to obtain a direct-selling license in China;

•	our failure to properly pay business taxes or customs duties, including those of China;

•	risks associated with operating internationally;

•	risks associated with the amount of compensation paid to distributors, which can affect our profitability;

•	we rely on our suppliers’ product liability insurance and product liability claims could hurt our business;

•	our internal controls and accounting methods may require further modification;

•	we could be adversely affected if we fail to maintain an effective system of internal controls;

•	risks associated with our reliance on information technology systems;

•	risks associated with the extensive regulation of our business and the implications of changes in such regulations;

•	currency exchange rate fluctuations could lower our revenue and net income;

•	failure of new products to gain distributor or market acceptance;

•	failure of our information technology system could harm our business;

•	we have a limited product line;

•	our reliance on outside manufacturers;

•	the intensely competitive nature of our business;

•	terrorist attacks, cyber attacks, acts of war or other disasters, particularly given the scope of our international operations;

•	disappointing quarterly revenue or operating results, which could adversely affect our stock price;

•	our common stock is particularly subject to volatility because of the industry in which we operate;

•	consequences arising if an active public trading market for our common stock does not continue;

•	consequences if we fail to regain compliance with applicable Nasdaq requirements;

•	adverse consequences if securities analysts publish adverse research or reports, or otherwise fail to cover us at all;

•	our failure to wisely apply the proceeds derived from our May and October 2007 financings effectively;

•	adverse cash flow consequences from leverage and debt service obligations;

•	substantial cash payments could be required upon an event of default under our variable rate convertible debentures;

•	failure to maintain the registration statements covering the resale of shares of common stock for certain investors will result in liquidated damages;

•	covenants and restrictions in certain investor agreements could restrict our ability to operate our business;

•	the implications of the actual or anticipated conversion or exercise of our convertible securities; and

•	future sales by us or our stockholders of shares of common stock could depress the market price of our common stock.
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

Part I
Item 1. BUSINESS
Overview of Business
     Natural Health Trends Corp. is an international direct-selling and e-commerce organization headquartered in Dallas, Texas. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers. Prior to June 1, 2006, we marketed our “NHT Global” branded products under the name “Lexxus International.”
     Our majority-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States and Canada; Greater China, which consists of Hong Kong, Macau, Taiwan and China; Southeast Asia, which consists of Singapore, the Philippines and Indonesia; South Korea; Japan; Latin America, which primarily consists of Mexico; and Europe, which consists of Italy and Slovenia.
     We seek to be a leader in the direct selling industry serving the health and wellness marketplace by selling our products into many markets through our direct selling marketing operations. Our objectives are to enrich the lives of the users of our products and enable our distributors to benefit financially from the sale of our products.
     We were originally incorporated as a Florida corporation in 1988. We merged into one of our subsidiaries and re-incorporated in the State of Delaware effective June 29, 2005. We maintain executive offices at 2050 Diplomat Drive, Dallas, Texas 75234 and our telephone number is (972) 241-4080. We maintain a website located at www.naturalhealthtrendscorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Our Code of Ethics for Senior Financial Officers can also be found on our website. The information provided on our website should not be considered part of this report.
     Our common stock is traded on the Nasdaq Global Market under the ticker symbol “BHIP.”
Our Principal Products
     We offer a line of “NHT Global” branded products that include:
•	Skindulgence® is a skin care system that includes a “30-Minute Non-Surgical FaceLift” as well as a spa collection for hands, feet and all-over body. The “30-Minute Non-Surgical FaceLift” is designed to create a more youthful appearance by helping to tone and firm facial muscles, by helping to diminish fine lines and wrinkles and by helping to improve skin tone and color. The facelift masque is coupled with a cleanser and moisturizer.

•	Alura® is an intimacy enhancing cream for women.

•	Premium Noni Juice™ is a reconstituted morinda citrifolia fruit juice, made from organic noni puree. Noni is a fruit native in the Samoan Islands of the South Pacific. Marketed as a refreshing and energizing beverage, its natural flavor has been enhanced with white grape concentrate, concord grape concentrate, pineapple juice puree and other natural flavors.

•	LexLips™ is a lip enhancing gloss designed to create the effect of fuller lips and to help reduce fine lines and wrinkles around the mouth.

•	La Vie™ is an energy-boosting dietary supplement described as a non-alcoholic red wine.

•	180° Life System® CarbBlocker is a weight management product.

•	Triotein™ is a lactose-free whey protein powder that provides amino acid substrates needed to stimulate the body’s production of an anti-oxidant, intracellular glutathione peroxidase, in an effort to optimize the body’s ability to heal itself.

•	Cluster Concentrate™ is a product created for increased and more efficient cell hydration.

•	TriFusion PlusTM is a beverage with a unique blend of exotic fruits and berries rich in antioxidants, lycopene, and more. Its main ingredients are Acai berry, Goji berry, the Mangosteen fruit, and the Gac fruit; each containing phytonutrients. Phytonutrients are compounds having antioxidative properties found naturally in plant-based foods such as fruit and vegetables.
     In addition, some our subsidiaries offer products specific to their local markets.
Operations of the Business
Operating Strategy
     Our mission is to help people develop a successful home-based business by offering superior products and services.
     Operationally, our strategy in the short term is to reduce our overhead and improve commission payout to stabilize our revenue base. Our top priority markets are Greater China, South Korea, and Europe.
     Our long term strategy is to build a sustainable, steady-growth facilitating business model that is based on:
•	Regularly introducing consumable products;

•	Offering attractive commission plans; and

•	Supporting the field with superior customer services.
     After cost reductions in 2006, we underwent a major restructuring, removing redundant top and mid-level management positions, in the fourth quarter of 2007. We will continue to look for cost reduction opportunities, but believe that the material cost reductions have all been completed.
     A major commission plan change was implemented in the second quarter of 2007. The result was less than satisfying. While the payout as a percentage of sales was lowered, sales have decreased significantly since the effective date of the change. We decided to reverse some of the changes in March 2008, primarily in the markets of Hong Kong, the United States, and Taiwan. Additional enhancements were also added at the same time to improve sales momentum. We are so far encouraged by recent progress in this area.
Sourcing of Products
     Our executive staff works with research and development personnel of our manufacturers and other prospective vendors to create product concepts and develop the product ideas into actual products. Each of our three current major product lines — Skindulgence®, Alura® and Premium Noni Juice™ - were originally conceived by our manufacturing vendors. We or certain of our subsidiaries then enter into supply agreements with the vendors pursuant to which we obtain rights to sell the products under private labels (or trademarks) that are owned by us. Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2007. In addition, some of our local markets introduce their own products from time to time and these products are sometimes adopted by our other markets.
     We or certain of our subsidiaries generally purchase finished goods from manufacturers and sell them to our distributors for their resale or personal consumption. Aloe Commodities International (for Skindulgence®), 40Js LLC (for Alura®) and Two Harbor Trading (for Premium Noni Juice™) are our three most significant vendors, accounting for a majority of our product purchases. We believe that, in the event we are unable to source products from our current or alternate suppliers, our revenue, income and cash flow could be adversely and materially impacted. We have contracts with Aloe Commodities International and Two Harbor Trading that have annual renewal rights. We do not have a long term contract with 40Js LLC.
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

	Year Ended December 31,
	2006	2007

North America	8,840	3,900
Hong Kong	59,970	33,470
Taiwan	3,620	4,650
Southeast Asia	1,380	860
South Korea	9,250	7,130
Australia/New Zealand	570	340
Japan	6,240	2,440
Latin America	4,300	1,410
Europe	1,880	2,800

Total	96,050	57,000

     To become an NHT Global distributor, a prospective distributor must agree to the terms and conditions of our distributor agreement posted on our website. NHT Global distributors generally pay an annual enrollment fee. The distributor agreement sets forth our policies and procedures, and we may elect to terminate a distributor for non-compliance.
     We pay commissions to eligible NHT Global distributors based on sales by such distributors’ down-line distributors during a given commission period. To be eligible to receive commissions, distributors in some countries may be required to make nominal monthly or other periodic purchases of products. We believe that the uniqueness and desirability of our NHT Global products, combined with a high commission rate, creates a highly desirable business opportunity and work environment for our NHT Global distributors. See “Working with Distributors.”
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
Management Information Systems
     The NHT Global business uses our proprietary web-based MarketVision system to process orders and to communicate business volume activity and commissions to distributors. Other than MarketVision, we have not fully automated and integrated other critical business processes such as inventory management. We automated a substantial amount of our financial reporting processes with the implementation of Oracle’s E-Business Suite in the fourth quarter of 2005. We expect to implement further functionality provided we have adequate operating cash flows to reinvest.
Employees
     At December 31, 2007, we employed 168 total employees world-wide, of which 31 were located in the United States, 77 in Hong Kong and China, 25 in Taiwan, one in the Philippines, one in Europe, 18 in South Korea, 12 in Mexico, and three in Japan.
Seasonality
     Historically our sales have not been impacted by seasonality on any significant basis. From quarter to quarter, we are somewhat impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative impact on that quarter. We believe that direct selling is also generally negatively impacted during the third quarter, when many individuals, including our distributors, traditionally take time off for vacations. In addition, the national holidays in Hong Kong, China and Taiwan in early October tend to have a significant adverse effect on sales in those markets.
     Our spending is materially affected by the major events planned for at different times of the year. A major promotional event could significantly increase the reported expenses during the quarter in which the event actually takes place, while the revenue that might be generated by the event may not occur in the same reporting period.
Intellectual Property
     Most of our products are packaged under a “private label” arrangement. We have applied for trademark registration for names, logos and various product names in several countries in which we are doing business or considering expanding into. We currently have three trademark registrations in the United States, with several more applications approved and pending publication. We also rely on common law trademark rights to protect our unregistered trademarks. These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used; provided, however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark within that geographic area.
     In November 2001, the inventor of our Alura® product, from whom we have a license to distribute Alura®, was awarded a patent for the formulation of that product.
     As a result of a settlement agreement with Toyota Motor Sales, U.S.A., the Company changed the name of Lexxus International, Inc. to NHT Global, Inc. and the terms “Lexxus” and “Lexxus International” were replaced in all other uses by us and our subsidiaries by the terms “NHT Global” or a variation that includes “NHT” or “Natural Health Trends.” In connection with this name change, we applied for registration of rights in these names and related marks in several countries in which we do business.
     In 2005, we implemented a foreign holding and operating company structure for our non-United States businesses, which involved the division of our United States and non-United States operations. As part of implementing this structure, we and some of our United States subsidiaries granted an exclusive license to some of our non-United States subsidiaries to use outside of the United States all of their intangible property, including trademarks, trade secrets and other proprietary information. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Statement Presentation.”
Insurance
     We currently carry general liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate as well as customary cargo and other insurance coverage, including coverage for international subsidiaries. We do not carry product liability insurance, but may be covered by the insurance maintained by our principal suppliers. There can be no assurance, however, that product liability insurance would be available, and if available, that it would be sufficient to cover potential claims or that an adequate level of coverage would be available in the future at a reasonable cost, if at all. A successful product liability claim could have a material adverse effect on our business, financial condition and results of operations.
Working with Distributors
Sponsorship
     Sponsoring new distributors creates multiple levels in the direct selling structure of NHT Global. The persons that a distributor sponsors within the network are referred to as “sponsored” distributors. Persons newly recruited are assigned by distributors into network positions that can be “under” other distributors, thus they can be called “down-line” distributors. If down-line distributors also sponsor new distributors, they create additional levels within the structure, but their down-line distributors remain in the same down-line network as their original sponsoring distributor.
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
Compensation Plans
     NHT Global employs what is commonly referred to as a binary compensation plan. We believe that one of our key competitive advantages within the direct selling industry is our compensation plan for distributors. Under the NHT Global compensation plan, distributors are paid weekly commissions in the market in which the distributor signed up, in that local currency, for product sold by that distributor’s down-line distributor network across all geographic markets. Distributors are not paid commissions on purchases or sales of our products made directly by them, but instead earn a spread between the wholesale price paid by the distributor and the retail price received by the distributor. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to conduct our business.
     Currently, there are basically two ways in which NHT Global distributors can earn income:
•	Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

•	Through commissions paid on product purchases made by their down-line distributors.
     Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale price. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payout may be limited to a hard cap in terms of a specific percentage of the total bonus value points. In some markets, commissions may be further limited. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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
     To help maintain communication with our distributors, we offer the following support programs:
•	Teleconferences — we hold teleconferences with company management and associate field leadership on various subjects such as technical product discussions, distributor organization building and management techniques.

•	Internet — we maintain our main website at www.naturalhealthtrendscorp.com. On this website, the user can read company news, learn more about various products, sign up to be a distributor, place orders, and track the fulfillment and delivery of their order.

•	Product Literature — we offer a variety of literature to distributors, including product catalogs, informational brochures, pamphlets and posters for individual products.

•	Toll Free Access — we offer “live” consumer support where a customer service representative can address general questions or concerns.

•	Broadcast E-mail — we send announcements via e-mail to all active distributors.
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
     We require that we produce or pre-approve all sales aids used by distributors such as videotapes, audiotapes, brochures and promotional clothing. Further, distributors may not use any form of media advertising to promote products unless it is pre-approved by us. Products may be promoted only by personal contact or by literature produced or approved by us. Distributors are not entitled to use our trademarks or other intellectual property without our prior consent.
     Our compliance department reviews reports of alleged distributor misbehavior. If we determine that a distributor has violated our distributor policies or procedures, we may terminate the distributor’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the distributorship, fines, withholding commissions, until specified conditions are satisfied or other appropriate injunctive relief. Our distributors are independent contractors, not employees, and may act independently of us. Further, our distributors may resign or terminate their distributorship at any time without notice. See “Item 1A. — Risk Factors.”
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
     As a result of restrictions in China on direct selling activities, we are not conducting direct selling in China. Consumers and members purchase the Company’s products via a Hong Kong-based web site. The regulatory environment in China is complex. Because we operate a direct selling model outside of China, our operations in China have attracted constant and significant regulatory and media scrutiny. At the end of 2005, China adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent distributors. Regulations are subject to discretionary interpretation by municipal and provincial level regulators. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clearly defined rules regarding direct selling activities.
     Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. The scrutiny has increased following adoption of the new direct selling and anti-pyramiding regulations and our business continues to be subject to reviews and investigations by municipal and provincial level regulators. At times, investigations and related actions by government regulators have caused an obstruction to our members’ activities in certain locations, and have resulted in a few cases of enforcement actions. In each of these cases, we helped our members with their defense in the legality of their conduct. So far, no material changes to our business model were required. We expect to receive continued guidance and direction as we work with regulators to address our business model and any changes we make to comply with the new direct selling regulations.
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
Product Warranties and Returns
     NHT Global refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. Our return policies have conformed to local laws or the recommendation of the local direct selling association. In most cases, distributors who timely return unopened product that is in resalable condition may receive a refund. The amount of the refund may be dependent on the country in which the sale occurred, the timeliness of the return, and any applicable re-stocking fee. NHT Global must be notified of the return in writing and such written requests would be considered a termination notice of the distributorship. From time to time, we may alter our return policy in response to special circumstances.
Our Industry
     We are engaged in the direct selling industry, selling lifestyle enhancement products, cosmetics, personal care and dietary supplements. More specifically, we are engaged in what is called network marketing or multi-level marketing. This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, cosmetics and dietary supplements, or selling other types of consumer products, such as Tupperware Corporation and Amway Corp. Generally, direct selling is based upon an organizational structure in which independent distributors of a company’s products are compensated for sales made directly to consumers.
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
Competition
     We compete with a significant number of other retailers that are engaged in similar lines of business, including sellers of health-related products and other direct sellers such as Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., Mannatech, Inc., Reliv’ International, Inc, and Herbalife, Ltd.. Additionally, our competitors include bHIP Global, Inc., a company recently founded by Terry LaCore, a former executive officer and director of the Company who also provided master distributor services to the Company during part of 2007. Many of the competitors have greater name recognition and financial resources than us as well as many more distributors. The direct selling channel tends to sell products at a higher price compared to traditional retailers, which poses a degree of competitive risk. There is no assurance that we would continue to compete effectively against retail stores, Internet- based retailers or other direct sellers.
Item 1A. RISK FACTORS
     The Company is exposed to a variety of risks that are inherent in our business and industry. The following are some of the more significant factors that could affect our business and results of operations.
We May Continue To Experience Substantial Negative Cash Flows, Which May Have A Significant Adverse Effect On Our Business And Could Threaten Our Solvency.
     We experienced substantial negative cash flows during the years ended December 31, 2006 and 2007, primarily due to declines in our revenues without proportional decreases in expenditures. If this trend continued, the decreasing cash balance could impair our ability to support our operations and, eventually, threaten our solvency, which would have a material adverse effect on our business, results of operations and financial condition as well as our stock price. Negative cash flows and the related adverse market perception associated therewith may have negatively affected, and may in the future negatively affect, our ability to attract new distributors and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we could be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.
If We Continue To Experience Negative Cash Flows, We May Need To Seek Additional Debt Or Equity Financing, Which May Not Be Available On Acceptable Terms Or At All. If Available, It Could Have A Dilutive Effect On The Holdings Of Existing Stockholders.
     Unless we are able to stabilize or grow revenues, control expenses and achieve positive cash flows, our ability to support our obligations could be impaired and our liquidity could be adversely affected and our solvency and our ability to repay our debts when they come due could be threatened. We may need to seek additional debt or equity financing on acceptable terms in order to improve our liquidity. However, our ability to obtain additional debt or equity financing is restricted by the terms of some agreements with our investors. In any case, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders.
We Face Risks Related To An SEC Investigation, Securities Litigation and Other Litigation That Could Have A Material Adverse Effect On Our Relationships With Our Distributors, Business, Financial Condition And Results Of Operations. We May Face Additional Litigation In The Future That Could Also Harm Our Business.
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
     In addition, we and certain of our directors and former officers have been named as defendants in a securities class action lawsuit. Due to the volatility of the stock market and particularly the stock prices of network marketing companies, it is possible that we will face additional class action lawsuits in the future. The findings and outcome of the SEC investigation may affect the class action and other lawsuits that are pending and any future litigation that we may face.
     In addition, we continue to defend a lawsuit with the bankruptcy estate of John Loghry, a former master distributor for our NHT Global business. Trial of the trustee’s lawsuit has been set for October 2008.
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
     Defending against existing and potential litigation and other governmental proceedings may continue to require significant expense and attention of our management. There can be no assurance that the significant money, time and effort spent will not adversely affect our business, financial condition and results of operations.
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
Continued Adverse News About Us Could Have A Material Adverse Effect On Our Ability To Attract And Maintain Distributors.
     Our recent operating performance, changes in management, volatility in stock price, SEC investigation of us and lawsuits filed against us may have negatively affected, and may continue to negatively affect, our ability to attract and retain distributors, without whom we would be unable to sell our products and generate revenues.

We Could Be Adversely Affected By Additional Management Changes Or An Inability To Attract And Retain Key Management, Directors And Consultants.
     Our future success depends to a significant degree on the skills, experience and efforts of our top management, directors and key consultants, particularly our management personnel responsible for our Hong Kong and MarketVision subsidiaries. In November 2005, we terminated two top employees, Mark Woodburn, former President and director of the Company, and Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company, due to misconduct. Although we settled our disputes with these individuals in 2006, continued changes in senior management may have had, and may in the future have, a material adverse effect on our business, results of operations and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers, members of our senior management, directors or key consultants could have a material adverse effect on our business, results of operations and financial condition. Moreover, as our business evolves, we may require additional or different management members, directors or consultants, and there can be no assurance that we will be able to locate, attract and retain them if and when they are needed.
As A Network Marketing Company, We Rely On An Independent Sales Force And We Do Not Have Direct Control Over The Marketing Of Our Products.
     We rely on non-employee, independent distributors to market and sell our products. We have a large number of distributors and a relatively small corporate staff to implement our marketing programs and to provide motivational support and training to our distributors. Distributors may voluntarily terminate their agreements with us at any time, and there is typically significant turnover in our distributor ranks.
Since We Cannot Exert The Same Level Of Influence Or Control Over Our Independent Distributors As We Could Were They Our Own Employees, Our Distributors Could Fail To Comply With Our Distributor Policies And Procedures, Which Could Result in Claims Against Us That Could Harm Our Financial Condition And Operating Results.
     Our distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if distributors were our own employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures. Extensive federal, state and local laws regulate our business, our products and our network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with our trademarks and trade names, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Given the size and diversity of our distributor force, we experience problems with distributors from time to time, especially with respect to our distributors in foreign markets. Distributors often desire to enter a market, before we have received approval to do business, to gain an advantage in the marketplace. Improper distributor activity in new geographic markets could result in adverse publicity and can be particularly harmful to our ability to ultimately enter these markets. Violations by our distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired.
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

Claims May Arise Against Us From Unknown Oral Agreements And Misconduct of Former Officers and Directors.
     We have investigated oral agreements entered into and misconduct by Mark Woodburn, former President and director of the Company, and Terry LaCore, former Chief Executive Officer of NHT Global and former director of the Company. There can be no assurance that all such oral agreements and misconduct have been discovered. Additional discoveries could lead to claims and proceedings against us, our subsidiaries and their officers and directors. If it is determined that any conduct by Messrs. Woodburn and LaCore or any other current or former employee, officer or agent violated any law, there can be no assurance that we or one or more of our subsidiaries would not be subjected to prosecution or adverse proceedings. Any such claims, prosecutions or other proceedings and the cost of their defense could have a material adverse impact on our reputation, business and financial condition.
Adverse Publicity Associated With Our Products, Ingredients Or Network Marketing Program, Or Those Of Similar Companies, Could Harm Our Financial Condition And Operating Results.
     Adverse publicity concerning any actual or claimed failure by us or our distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our ability to attract, motivate and retain distributors, which would negatively impact our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.
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
     Following a 97% and 33% increase in active distributors in 2004 and 2005, we experienced a 19% decrease in active distributors during 2006 (excluding KGC and the Kaire Entities which were sold during 2005 and 2006, respectively) and a 41% decrease in active distributors during 2007. The number of active distributors or their productivity may not increase and could further decline in the future. Distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover in our distributor ranks. We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.

Changes to Our Distributor Compensation Plan May Not Gain Acceptance
     We completed implementation of a change in our compensation plan for distributors during the second quarter of 2007. Among other things, this change introduced a new bonus value builder feature allowing independent distributors to customize their product packages, as opposed to having to select assortments pre-determined by us, and reduced certain thresholds for earning commissions so that they can be earned earlier and quicker. This change also eliminated a direct bonus feature of the plan.
     This change did not gain wide acceptance and, in March 2008, we reverted to a modified version of our previous compensation plan for distributors. Thresholds for earning commissions and a direct bonus feature were re-introduced and the payout ratio of certain commissions was increased. If distributors fail to understand the compensation plan or are unhappy with it, we could lose distributors and fail to attract new distributors.
Because Our Hong Kong Operations Account For A Majority Of Our Business, Any Adverse Changes In Our Business Operations In Hong Kong Would Materially Harm Our Business.
     In 2006 and 2007 approximately 67% and 62% of our revenue, respectively, was generated in Hong Kong. Various factors could harm our business in Hong Kong, such as worsening economic conditions or other events that are out of our control. For example, on April 12, 2004, a television program was aired in China with respect to the operations of our Hong Kong subsidiary and our representative office located in Beijing. The television program alleged that our Hong Kong operations engaged in fraudulent activities and sold products without proper permits. Due to the adverse publicity caused by the airing of the television program, revenues from Hong Kong declined significantly. There have been other isolated cases of alleged misconduct by our members in China. If the alleged misconduct of our members in China is finally determined to be illegal and attributable to us or our subsidiaries, then this could have a material adverse effect on our financial condition and results of operations. In July 2007, we were advised to voluntarily suspend marketing activities in China during the third quarter of 2007 when the Chinese government was expected to impose a more intense enforcement program against illegal chained sales activities. We did not want to run the risk of being inadvertently entangled in the government enforcement actions and voluntarily withdrew all marketing activities from China during that period. It may be necessary or advisable to repeat this action from time to time in the future, and such self-imposed periods of reduced activity could have a material adverse effect on our financial condition and results of operations.
Our Business In Hong Kong, Which Represented 62% Of Our Revenue In 2007, May Be Harmed By The Results Of Increased Government Scrutiny Of Our Current And Proposed Operations In China.
     From 1998 to 2005, direct selling was restricted in China to ten companies that had an approval that we do not currently have. In November 2005, the Chinese government adopted anti-multilevel marketing legislation ahead of its December 2005 adoption of legislation to legalize direct selling. Since December 2005, additional companies have been granted a direct selling license, though based on our understanding not all granted licenses were activated and some had been revoked. Meanwhile, the government has rigorously monitored multi-level marketing activities and somewhat inconsistently enforced these laws. In the past, the government has taken significant actions against certain companies, including at least one that has obtained a direct selling license, that the government found in violation of applicable laws. Governmental actions included shutting down their businesses and arresting alleged perpetrators. Consequently, a few of our direct selling peer companies have modified their business models and started selling to Chinese consumers through owned, leased or franchised retail outlets. We have not implemented a direct sales model in China although we have applied for a direct selling license. Instead, we have launched an e-commerce retail model. We cannot conduct direct selling operations in China until such time as we have a direct selling license. Further, the Chinese entity operates separately from the Hong Kong entity, though a Chinese consumer may elect to participate separately in both. While it is not certain if the Chinese government will render the same opinion as we do regarding this model, we believe that the China entity will be compliant as it will not be operating a direct selling model in China until it receives a direct selling license.
We Could Be Required To Modify Our Compensation Plan In China In A Way That Could Make It Less Attractive To Members, And This Could Have A Significant Adverse Effect On Our Revenue.
     We could be required to modify our compensation plan in China in a way that could make it less attractive to members. Any such modification to our compensation plan could, therefore, have a material adverse effect on revenue. Moreover, the business model that we are implementing in China will likely involve costs and expenses that we do not generally incur in the e-commerce business that we have historically operated in other markets, including Hong Kong. As a result, the business that we ultimately are able to conduct in China could be materially less profitable than the e-commerce business that we have historically operated in Hong Kong.

Our E-Commerce Business In Hong Kong, Which Represents A Significant Portion Of Our Total Revenue, Could Be Adversely Affected By The Activities Of The Members in China, If Members In China Engage In Activities That Are Deemed To Violate China’s Anti-Multilevel Marketing Laws.
     While we have strictly forbidden any of our members in China to engage in activities that violate China’s anti-multilevel marketing laws, some of our members in China have engaged in such activities. In Dongguan, four of our members were detained for questioning in October 2005 with regard to possible violation of Chinese law regarding the maximum number of people who can attend a meeting as well as possible improper network marketing business activity. Charges were never filed and all individuals were released. In April, 2006, a media report indicated that someone was detained by Public Security in Changsha for investigation of similar allegations. We have not been able to determine if the individual in question is, in fact, a member and whether or not any laws were actually broken. Initial inquiries made by retained Chinese counsel indicate that no one is still being detained or has been charged. Reviews and investigations of such activities by government regulators, if any are commenced, could restrict our ability to conduct business.
     Most of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. We operate an e-commerce direct selling model in Hong Kong and recognize this revenue as being generated in Hong Kong. Orders are taken in Hong Kong. Commissions are earned by members in China based on the same binary model used by us throughout the world and are recorded and paid in Hong Kong and denominated in Hong Kong Dollars. Commission incomes are declared to the tax authorities in Hong Kong. Members who order the products register themselves with a Hong Kong address and tax identification number. None of the servers on which our Hong Kong e-commerce activities are conducted are located in China. Products purchased by members in China are delivered by us to a third party that acts as the importer of record under an agreement to pay applicable duties. From April 2005 through December 2005, the importer of record was a related party. See Note 12 in the accompanying consolidated financial statements.
     We believe that the laws and regulations in China regarding direct selling and multi-level marketing are not specifically applicable to our Hong Kong based e-commerce activity. Nor are we aware of any specific laws or regulations in China, or any official interpretation thereof, that govern this Hong Kong centered e-commerce activity. However, there can be no assurance that such laws, regulations or interpretations will not be adopted in the future. Should such laws, rules or interpretations be adopted or should the government determine that our e-commerce activity violates China’s anti-multilevel marketing legislation, there could be a material adverse effect on our business, cash flow and financial statements. There is no way we can estimate the effect of such an adverse effect.
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
If We Fail To Obtain A Direct Selling License In China, Our Future Business Could Be Harmed.
     The Chinese government has adopted new direct selling legislation as of December 1, 2005. We submitted an application for a direct selling license in December 2005 and, after rules changes, re-submitted an application package in June 2006. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. We think we meet all of the legal requirements, including capitalizing our Chinese entity with a $12.0 million cash infusion, but there can be no assurance that a license will be granted. We currently operate an e-commerce retail model in China that is linked to a member’s position in Hong Kong. If we are able to obtain a direct selling license in China, the license would provide us with more options to do business. If we do not obtain the license, we will be impacted but we do not believe that we would be materially adversely affected under our current model.
Failure To Properly Pay Business Taxes Or Customs Duties, Including Those In China, Could Have A Material Adverse Effect.
     In the course of doing business we may be subject to various taxes, such as sales and use, value-added, franchise, income, and import duty. The failure to properly calculate, report and pay such taxes when we are subject to them could have a material adverse effect on our financial condition and results of operations. Moreover, any change in the law or regulations regarding such taxes, or any interpretation thereof, could result in an increase in the cost of doing business.
     Between April and December 2005, our Hong Kong subsidiary engaged a service provider to facilitate product importation into China and act, or engage another party to act, as the importer of record. The individual that owns that service provider was one of the directors of our wholly-owned Chinese subsidiary. We believe that the amount of duty paid to Chinese Customs on the imported goods by the importer of record was paid at the negotiated rate. However, there can be no assurance that Chinese Customs will not elect, in the future, to examine the duty paid, and if they conduct such examination, they may conclude that the valuation established was insufficient, resulting in an underpayment of duties. As a consequence, the importer of record could be required to pay additional duties and possible penalties to Chinese Customs. Additional duties could range between zero and $46.0 million, plus penalties. The extreme worst case was calculated using the highest possible assessment to the highest possible declared value and assuming that negotiated valuation practices do not apply. We believe that any such future assessment of additional duties or penalties would be made against and become the responsibility of the importer of record. There can be no assurance that we or our subsidiaries would not be assessed with such liability in the event that the importer of record is unable to pay all or part of such amount.
If We Continue To Operate In Foreign Markets Our Business Becomes Increasingly Subject To Political And Economic Risks. Changes In These Markets Could Adversely Affect Our Business.
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
An Increase In The Amount Of Compensation Paid To Distributors Would Reduce Profitability.
     A significant expense is the payment of compensation to our distributors, which represented approximately 51% and 46% of net sales during 2006 and 2007, respectively. Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements. We compensate our distributors by paying commissions, bonuses, and certain awards and prizes. We closely monitor the amount of compensation paid to distributors as a percentage of net sales and have recently implemented adjustments to our compensation plan to provide, in our view, a more viable and sustainable business model for both us and our distributors. There can be no assurance that these changes or future changes to our compensation plan or product pricing would be successful in maintaining the level of distributor compensation expense as a percentage of net sales. Furthermore, these changes may make it difficult to recruit and retain qualified and motivated distributors. An increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.
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
     If our suppliers’ product liability insurance fails to cover product liability claims or other product liability claims, or any product liability claims exceeds the amount of coverage provided by such policies or if we are unsuccessful in any third party claim against the manufacturer or if we are unsuccessful in collecting any judgment that may be recovered by us against the manufacturer, we could be required to pay substantial monetary damages which could materially harm our business, financial condition and results of operations. As a result, we may become required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future. Especially since we do not have direct product liability insurance, it is possible that product liability claims and the resulting adverse publicity could negatively affect our business.
Our Internal Controls And Accounting Methods May Require Further Modification.
     We modified certain of our accounting policies and made other adjustments to our accounting for past transactions, which resulted in the restatement of our financial statements for each quarter in 2001, 2002, and 2003, for the years ended December 31, 2001, 2002, 2003, and 2005, as well as the first quarter in 2004. In connection with the restatement of our financial statements, many of the restatement items were the result of material weaknesses in our internal controls and procedures. Also, in November 2005, our top two officers at the time, Mark Woodburn and Terry LaCore, our President and the Chief Executive Officer of NHT Global, Inc., our United States subsidiary (“NHT Global U.S.”), respectively, were terminated due to management misconduct.
     We continue to develop controls and procedures and plan to implement additional controls and procedures sufficient to accurately report our financial performance on a timely basis in the foreseeable future. If we are unable to develop and implement effective controls and procedures, we may not be able to report our financial performance on a timely basis and our business and stock price would be adversely affected.
If We Fail To Maintain An Effective System Of Internal Controls In The Future, We May Not Be Able To Accurately Report Our Financial Results Or Prevent Fraud. As A Result, Investors May Lose Confidence In Our Financial Reporting.
     The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to provide management’s assessment of internal controls in conjunction with the filing of this report and we expect that we and other non-accelerated filers will be required to provide an auditor’s attestation on our internal controls as of December 31, 2009, in the Form 10-K to be filed in the first quarter of 2010. As disclosed under Item 9A(T) of this report, our management concluded that in light of a combination of deficiencies at our subsidiary in Taiwan, our internal control over financial reporting was not effective at December 31, 2007. In the future, our continued assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K. We believe, at the current time, that we are taking appropriate steps to mitigate these risks. However, disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.
We Rely On And Are Subject To Risks Associated With Our Reliance Upon Information Technology Systems.
     Our success is dependent on the accuracy, reliability, and proper use of information processing systems and management information technology. Our information technology systems are designed and selected to facilitate order entry and customer billing, maintain distributor records, accurately track purchases and distributor compensation payments, manage accounting operations, generate reports, and provide customer service and technical support. Although we acquired MarketVision Communications Corporation (“MarketVision”), our distributor software service provider, during the first half of 2004, in part, to gain greater control over its operations, any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.
     In connection with our acquisition of MarketVision in 2004, we and MarketVision entered into a Software License Agreement, with MarketVision Consulting Group, LLC, a limited liability company owned by John Cavanaugh, the President of MarketVision, and Jason Landry, a Vice President of MarketVision (the “Licensee”). Upon an Event of Default (as defined), the Software License

Agreement grants, among other things, the Licensee with an irrevocable, exclusive, perpetual, royalty free, fully-paid, worldwide, transferable, sublicensable right and license to use, copy, modify, distribute, rent, lease, enhance, transfer, market, and create derivative works to the MarketVision software. An “Event of Default” under the Software License Agreement includes a “Share Default,” which is defined as our market value per share failing to equal or exceed $10.00 per share for any one rolling period of six months for a certain period following the acquisition of MarketVision. The last time that our stock closed at or above $10.00 per share was February 16, 2006, and a Share Default would otherwise have occurred on August 17, 2006. The parties to the Software License Agreement amended that agreement to provide that no Share Default would occur prior to December 31, 2006. No further amendments have been entered into, and as a result, we are currently in default.
     Although an Event of Default has occurred, we believe that we continue to have the right to use the MarketVision software for internal use only and not as an application service provider or service bureau, but may not rent, lease, license, transfer or distribute the software without the Licensee’s prior written consent. Moreover, we believe that we have the right to receive certain application service provider services from Licensee, if it chooses to do so. We do not believe that the occurrence of the Event of Default has had or will have a material adverse effect on us.
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
     On April 12, 2006 the FTC issued a notice of proposed rulemaking which, if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include us, to (i) implement a seven day waiting period before entering into an agreement with a prospective business opportunity purchaser, and (ii) provide all prospective business opportunity purchasers with substantial information in writing at the beginning of the waiting period regarding the business opportunity, including information relating to: representations made as to the earnings experience of other business opportunity purchasers, the names and telephone numbers of recent purchasers in their geographic area, cancellation or refund policies and requests within the prior two years, certain legal actions against the company, its affiliated companies and company officers, directors, sales managers and certain others. The Direct Selling Association (the “DSA”) and other interested parties have filed over 17,000 comments with the FTC that are publicly available regarding the proposed rule through the FTC’s website at http://www.ftc.gov/os/comments/businessopprule/index.htm. The DSA and other interested parties also filed “rebuttal” comments with the FTC in September 2006. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as originally proposed. Nevertheless the proposed rule, if implemented in its original form, would negatively impact our business in the United States.

Product Regulations
     The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of certain of our products are subject to extensive regulation by various federal agencies, including the U.S. Food and Drug Administration (“FDA”), FTC, the Consumer Product Safety Commission and the United States Department of Agriculture and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by our distributors or us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in significant loss of sales revenues.
     On March 7, 2003, the FDA proposed a new regulation to require current Good Manufacturing Practices (“cGMPs”), affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of whom might not meet the new standards.
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
     Our principal domicile is the United States. Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes paid abroad. If our operations expand outside the United States, taxes paid to foreign taxing authorities may exceed the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations.
     We have adopted transfer pricing agreements with our subsidiaries to regulate inter-company transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of distributor compensation. In 2005, we implemented a foreign holding and operating company structure for our non-United States businesses, although we have since discontinued our operational use of this structure to reduce costs and because we determined that our United States operating losses will lower our overall effective tax rate.
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
Currency Exchange Rate Fluctuations Could Lower Our Revenue And Net Income.
     In 2006 and 2007, approximately 89% and 90%, respectively, of our revenue was recorded by subsidiaries located outside of North America. Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency. Accordingly, our international subsidiaries use the local currency as their functional currency. The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period. As exchange rates vary, revenue and other operating results may differ materially from our expectations. Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.
     We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar. We also purchase almost all inventories in U.S. dollars. Our foreign currency exchange rate exposure, mainly to Korean won, New Taiwan dollar, Singapore dollar, Japanese yen, Mexican peso, Chinese yuan, and European euro, represented approximately 26% of our revenue in 2007. Our foreign currency exchange rate exposure may increase in the near future as our China and European subsidiaries expand operations. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.
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
System Failures Could Harm Our Business.
     Because of our diverse geographic operations and our internationally applicable distributor compensation plans, our business is highly dependent on efficiently functioning information technology systems provided by MarketVision. The MarketVision systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures, computer viruses and worms, hacking, disruption of service attacks, software defects and other events. They are also subject to break-ins, sabotage, acts of vandalism and similar misconduct. Despite precautions implemented by the staff of MarketVision, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.
We Have A Limited Product Line.
     We offer a limited number of products under our NHT Global brand. Our Premium Noni Juice™ , Skindulgence ® , Alura ® and La Vie™ products each account for a significant portion of our total sales and, together, account for a significant majority of our total sales. If demand for any of these four products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products (we currently source two of these products from a single supplier and the other two products from two other suppliers), or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations could be materially and adversely affected.
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
Terrorist Attacks, Cyber Attacks, Acts Of War, Epidemics Or Other Communicable Diseases Or Any Other Natural Disasters May Seriously Harm Our Business.
     Terrorist attacks, cyber attacks, or acts of war or natural disasters may cause damage or disruption to us, our employees, our facilities and our customers, which could impact our revenues, expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, such as the Chinese objection to the Taiwan independence movement and its resultant tension in the Taiwan Strait, could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict. Additionally, natural disasters less severe than the Indian Ocean tsunami that occurred in December 2004 may adversely affect our business, financial condition and results of operations.
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

If We Fail To Regain Compliance With Nasdaq’s Independent Director, Audit Committee And Compensation Committee Requirements, Our Common Stock May Be Delisted From The Nasdaq Global Market, Which May Reduce The Price Of Our Common Stock And Levels Of Liquidity Available To Our Stockholders.
     Our continued listing on the Nasdaq Global Market requires us to comply with Nasdaq independent director, audit committee and compensation committee requirements. As disclosed in prior filings, Anthony B. Martino resigned from our board of directors on October 19, 2007, leaving us with one independent director on our two member board of directors, and compensation and audit committees comprised of two members each (one independent and the other serving under exceptional and limited circumstances). As a result, we received a letter from The Nasdaq Stock Market (the “Nasdaq Letter”) stating that we are not in compliance with the independent director, audit committee and compensation committee requirements for continued listing. As set forth in the Nasdaq Letter, Nasdaq provided us with a cure period in order to regain compliance with these Nasdaq requirements until the earlier of our next annual stockholders meeting or October 19, 2008, or, if our next annual stockholders meeting is held before April 16, 2008, then we must have it in compliance by that date. We intend to regain compliance within this cure period, but if we fail to do so, our common stock may be delisted from the Nasdaq Global Market. If our common stock is delisted, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected. Delisting from the Nasdaq Global Market could also result in other negative implications including the potential loss or reduction of confidence by customers, creditors, suppliers and employees, the potential loss or reduction of investor interests, and fewer business development opportunities, any of which could materially adversely affect our results of operations and financial condition.
If Securities Analysts Do Not Publish Research Or Reports About Our Business Or If They Downgrade Our Stock, The Price Of Our Stock Could Decline.
     The trading market for our shares of common stock could rely in part on the research and reporting that industry or financial analysts publish about us or our business. We do not control these analysts. We are unaware of any analyst currently following our stock. Furthermore, if one or more of the analysts who do cover us downgrades our stock, the price of our stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.
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
We Are Responsible For Maintaining The Effectiveness of Registration Statements Covering The Resale Of Shares Of Common Stock Underlying Certain of Our Convertible Securities Issued In Our 2007 Private Placement Financings And Will Incur Liquidated Damage Payment Obligations And May Be Subject To Other Liabilities If They Are Not Maintained or If We Fail To Perform Certain Other Obligations In The Related Registration Rights Agreements.
     Pursuant to our registration rights agreement with the investors in our October 2007 financing, we are obligated to maintain (a) the effectiveness of the registration statement covering the resale of certain of the shares of our common stock underlying the securities issued in the financing and (b) the ability of the investors to use the prospectus forming a part thereof for a specified period. If we fail to comply with this or certain other provisions in the registration rights agreement, then we will be required to pay liquidated damages of 2.0% per month of the aggregate purchase price paid with respect to the unregistered shares of common stock by the investors in the October 2007 financing until the first anniversary of the closing date of the financing and 1.0% per month thereafter through the second anniversary of the closing date.
     Pursuant to our registration rights agreement with the investors in our May 2007 financing, we are obligated for a specified period of time to maintain the effectiveness of the registration statement that we filed with the SEC covering the resale of the shares of common stock issuable upon the conversion of Series A preferred stock or the exercise of warrants issued in the financing. If we fail to maintain the effectiveness of such registration statement due to our intentional and willful act without immediately causing a subsequent registration statement to be filed with the Commission, then we will be obligated to pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers.
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
     The agreements governing the variable rate convertible debentures and related warrants issued in our October 2007 financing contain various covenants and restrictions, including, among others:
•	until the first anniversary of the closing of the October 2007 financing, we are required to offer to the investors participating therein the opportunity to participate in subsequent equity securities offerings by us, subject to certain exceptions for, among other things, strategic investments;

•	until 60 days after the effective date of the registration statement covering the resale of the related shares of common stock (May 16, 2008), we cannot issue shares of common stock or equivalent securities, subject to certain exceptions for, among other things, strategic investments and the issuance of shares of common stock covered by the registration statement of which this prospectus forms a part;

•	until such time as no investor participating in the financing holds any of the securities purchased therein, we are prohibited from effecting or entering into an agreement to effect any financing involving (i) the issuance or sale of common stock or equivalent securities with an effective price or number of underlying shares that floats or resets or otherwise varies or is subject to adjustment based on trading prices of or quotations for shares of common stock, the market for the common stock, or our business or (iii) any agreement to sell securities at a future-determined price;

•	until the earlier of the date that we obtain stockholder approval of the issuance of all of the shares of common stock underlying the debentures and warrants issued in the October 2007 financing or none of such debentures or warrants are any longer outstanding, neither we nor any of our subsidiaries may issue common stock or equivalent securities at an effective price that is less than $3.52 per share; and

•	for so long as any of the debentures issued in the October 2007 financing remain outstanding, neither we nor any of our subsidiaries may incur indebtedness for borrowed money other than permitted indebtedness, create or suffer liens other then some permitted liens, amend our charter documents in certain circumstances, repurchase shares of common any of our equity securities other then in certain permitted circumstances, repay certain indebtedness before its due date, pay cash dividends on stock other then our Series A preferred stock, or enter into certain transactions with affiliates.
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
     As of March 12, 2008, we had outstanding 10,290,276 shares of common stock and also (i) options to purchase an aggregate of 55,167 shares of our common stock, all with an exercise price of $1.80, (ii) warrants outstanding from our October 2004 private placement exercisable for 1,080,504 shares of our common stock at an exercise price equal to $12.47 per share, (iii) warrants outstanding from our May 2007 private placement exercisable for 2,059,307 shares of our common stock at an exercise price ranging from $3.80 to $5.00 per share, depending on the time of exercise, (iv) 138,400 shares of Series A preferred stock, convertible into the same number of shares of common stock, (v) variable rate convertible debentures issued in our October 2007 private placement that are currently convertible into 1,700,000 shares of common stock (plus up to an additional 314,862 shares of common stock that may be issued in certain circumstances under the terms of the debentures, which additional number of shares would increase in the event that we obtain stockholder approval of the issuance of all of the shares of common stock potentially issuable under the terms of the debentures), and (vi) warrants issued in our October 2007 private placement exercisable for 3,141,499 shares of common stock at an exercise price of $3.52 per share. If these convertible securities are exercised or converted, and the shares of common stock issued upon such exercise or conversion are sold, our common stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such convertible securities might be exercised or converted could adversely affect the market price of our shares of common stock. In addition, holders of our warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the warrants and options. Further, during the time that the foregoing convertible securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
Item 2. PROPERTIES
     We lease approximately 53,375 square feet in Dallas, Texas for our headquarters and warehouse space. The warehouse primarily stores products that are bound for international markets. Our subsidiary, MarketVision, leases office space in Minnesota for its employees.
     Outside the United States, we lease office space in Hong Kong, China, Japan, Taiwan, Singapore, South Korea, Mexico, Italy and Slovenia. In China, we also lease a manufacturing facility and retail space for our “experience centers” where prospective consumers sample our products. We contract with third parties for fulfillment and distribution operations in most of our international markets. We believe that our existing properties are in good condition, suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS
     On or around March 31, 2004, NHT Global U.S. received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and an NHT Global distributor. On June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of its claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Loghry until the Trustee’s Case is resolved. On February 13, 2008, the District Court granted the Company’s motion to dismiss certain of the Trustee’s fraud and contract claims because the dismissed claims had been filed too late to be heard. For similar reasons, the District Court also dismissed all claims made in the Trustee’s Lawsuit against Messrs. Woodburn and LaCore. A motion for reconsideration by the Trustee is currently pending. If the motion for reconsideration is denied, one contract claim will remain against the Company. The Company continues to deny that this claim has any merit and intends to continue vigorously contesting it. Trial of the Trustee’s Lawsuit has been set for October 2008.
     On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. On February 20, 2007, the named plaintiffs filed an amended complaint. On March 26, 2008, the District Court denied motions to dismiss the amended complaint filed by the Company and the other defendants. The Company believes that the claims alleged in this lawsuit are without merit, and the Company intends to vigorously defend this lawsuit.
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
     On March 17, 2008, NHT Global U.S. received a copy of a demand for arbitration filed with the American Arbitration Association in Dallas, Texas by a former distributor, Team in Motion, Inc., a company that is believed to be owned or controlled by Kosta Gara (also formerly known as Kosta Gharagozloo). Prior to the termination of Team in Motion, Inc., Mr. Gara (or Team in Motion, Inc. or another affiliate of Mr. Gara) became the Master Distributor for bHIP Global, Inc., which competes with the Company for distributors. Team in Motion, Inc. seeks $1,000,000 in damages plus interest and attorneys’ fees against the Company’s subsidiary. NHT Global U.S. denies the allegations and intends to vigorously defend this proceeding.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

Part II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is quoted on the Nasdaq Global Market under the symbol “BHIP.” The following table sets forth the range of high and low intra-day sales prices for our common stock for each of the periods indicated as reported on the Nasdaq Global Market.

Quarter Ended:	High	Low

March 31, 2006	$12.09	$6.35
June 30, 2006	7.45	3.25
September 30, 2006	3.99	2.35
December 31, 2006	2.75	1.26

March 31, 2007	$3.15	$1.48
June 30, 2007	3.87	1.71
September 30, 2007	5.33	1.95
December 31, 2007	7.31	1.00
Holders of Record
     At March 12, 2008, there were approximately 250 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater), and the closing price of our common stock was $0.83 per share as reported by the Nasdaq Global Market.
Dividend Policy
     We have never declared or paid any cash dividend on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any dividends in the foreseeable future. Payment of any future dividends on shares of our common stock will be at the discretion of our Board of Directors, subject to a provision contained in our variable rate convertible debentures prohibiting the payment of any cash dividends on our equity securities except with respect to cash dividends payable to holders of our shares of our Series A preferred stock. At December 31, 2007 we had accrued unpaid dividends of $91,000 with respect to the Series A preferred stock, but such dividends have not been declared and we are under no obligation to pay such accrued dividends except in certain extraordinary circumstances.
Item 6. SELECTED FINANCIAL DATA
     Not applicable under smaller reporting company disclosure rules.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     We are an international direct-selling organization. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand to an independent distributor network that either uses the products themselves or resells them to consumers. Prior to June 1, 2006, we marketed “NHT Global” branded products under the name, “Lexxus International.”
     As of December 31, 2007, we are conducting business in at least 13 countries through approximately 57,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have in prior years expended significant efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe. Sales into the European market are currently fulfilled by our North American subsidiaries.
     In 2006 and 2007, we generated approximately 89% and 90% of our revenue from subsidiaries located outside North America, respectively, with sales in Hong Kong representing approximately 67% and 62% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
     China is currently our most important business development project. In June 2004, NHT Global obtained a general business license in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment we made in January 2005. Direct selling is prohibited in China and only permitted with a direct selling license. In December 2005, we submitted a preliminary application for a direct selling license and fully capitalized our Chinese entity with the remaining capital necessary to fulfill the $12.0 million required cash infusion. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate from our current worldwide platform. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. We believe a direct selling license would compliment the business conducted in China under the proposed e-commerce retail platform, and we plan to submit a new application for a direct selling license in order to provide certain new information. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if it is successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.
Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. After consulting with outside professionals, the Company believes that its Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations — or adopt new laws and regulations — to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributable to us. In addition, other Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, in China are subject to interpretations and enforcement attitudes that sometimes vary from province to province, among different levels of government, and from time to time. Members sometimes violate one or more of the laws regulating these activities, notwithstanding training that the Company attempts to provide. Enforcement measures regarding these violations, which can include arrests, raises the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement. The Company believes that this has led some existing members in China — who are signed up as distributors in Hong Kong — to leave the business or curtail their selling activities and has led potential members to choose not to participate. Among other things, the Company is combating this with more training and public relations efforts that are designed, among other things, to distinguish the Company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically.

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

	Year Ended December 31,
	2006		2007

North America	$13,637	10.2%	$7,743	10.1%
Hong Kong	88,835	66.6	47,240	61.8
China	—	—	538	0.7
Taiwan	4,367	3.3	5,861	7.7
Southeast Asia	1,710	1.3	883	1.1
South Korea	12,538	9.4	9,334	12.2
Australia/New Zealand	1,100	0.8	686	0.9
Japan	6,761	5.1	2,196	2.9
Latin America	3,496	2.6	990	1.3
Other[1]	293	0.2	1,030	1.3

Total NHT Global	132,737	99.5	76,501	100

North America	507	0.4	—	—
Australia/New Zealand	184	0.1	—	—

Total eKaire[2]	691	0.5	—	—

	$133,428	100%	$76,501	100%

[1]	Represents product sales to KGC Networks Ptd Ltd. as part of a separate agreement entered into effective December 31, 2005 upon the sale of the Company’s 51% interest in KGC to Bannks Foundation.

[2]	The Company no longer consolidates the operating results of the eKaire.com and other subsidiaries that distribute “Kaire” branded products (the “Kaire Entities”) for periods beginning after June 30, 2006 as it sold its interests in the Kaire Entities to Kaire International (Canada) Ltd. Effective July 1, 2006.

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
     Distributor commissions are our most significant expense and are classified as an operating expense. Under our compensation plan, distributors are paid weekly commissions, generally in their home country and local currency, for product sold by their down-line distributor network across all geographic markets, except China, where in the second quarter of 2007 we launched an e-commerce portal based on a buyers-club concept and do not pay any commissions. Distributors are not paid commissions on purchases or sales of our products made directly by them. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to do business. Currently, there are basically two ways in which our distributors can earn income:
•	Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

•	Through commissions paid on product purchases made by their down-line distributors.
     Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payout may be limited to a hard cap in terms of a specific percentage of total bonus value points. In some markets, commissions may be further limited. Distributor commissions are dependent on the sales mix and, for 2006 and 2007, represented 51% and 46% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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

     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at December 31, 2007 include the following:
     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2006 and 2007, the Company’s inventory value was approximately $5.9 million and $3.6 million, respectively, net of reserves of $3.3 million and $1.8 million, respectively. Due to declining sales, particularly in Mexico and Japan, and the discontinuation of the Gourmet Coffee Café TM product line, the Company conducted a thorough review of its inventory during 2006. As a result, a provision for inventory losses of $2.8 million was recorded to write down inventory to its net realizable value. This provision was based on product expiration dates, the Company’s best estimates of estimated product demand, as well as its future plans. An additional reserve of $0.5 million was recorded during fiscal 2007 related to discontinued products.
     Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At December 31, 2007, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet. Goodwill was reduced by $12.4 million during 2007 as the Company recognized an impairment loss upon completion of its annual impairment analysis. The annual impairment analysis was based on revised expected future sales and earnings due to the Company’s less than expected operating performance during the latter half of 2007. The fair value of the Company was estimated using the expected present value of future cash flows, as well as market capitalization. No impairment of goodwill was recorded during 2006.
     The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During 2006, the Company determined that it was in its best interest to abandon its Japan distributor gallery. As a result, an impairment charge of $0.9 million was recorded for certain furniture and fixture, office equipment, and leasehold improvements. Also during 2006, the Company recorded an impairment charge of $171,000 for its acquired distributor database. During 2007, the Company recorded an aggregate impairment charge of $0.8 million related to its Mexico and Japan markets. The charge results from terminating the office lease in Mexico City and relocating to a less costly location, discontinuing the use of certain computer software in the Japan office, and an overall impairment as to the recoverability of the remaining long-lived assets in these markets. These charges are included as a component of selling, general and administrative expenses. At December 31, 2007, the net book value of the Company’s property and equipment and intangible assets were approximately $1.5 million and $2.6 million, respectively.
     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 7% of sales. Sales returns are approximately 5% of sales for the years ended December 31, 2006 and 2007. The allowance for sales returns was approximately $1.8 million and $0.8 million at December 31, 2006 and 2007, respectively. No material changes in estimates have been recognized for the year ended December 31, 2007.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.0 million and $0.7 million at December 31, 2006 and 2007, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     During April 2005, the Company launched a new product line, Gourmet Coffee Café TM, which consisted of coffee machines and the related coffee and tea pods, in the North American market. As Gourmet Coffee Café TM was a very different product than the Company’s other products and no reliable information on the Company’s sales returns or warranty obligation existed, the Company deferred all revenue generated from the sale of coffee machines and the related coffee and tea pods until sufficient return and warranty experience on the product was established. The deferral totaled approximately $1.6 million and $1.2 million in revenue and related costs, respectively, for product shipped through December 31, 2005. The deferred costs were recorded in other current assets, as the sales return period for North American distributors is only for one year. During 2006, the Company recognized revenue of $1.7 million since the sales return period had substantially expired and the estimated additional sales returns were considered insignificant. Upon revenue recognition, the Company also recorded the related cost of sales and distributor commissions of $1.0 million and $0.3 million, respectively. Also during 2006, the Company decided to discontinue sales of Gourmet Coffee Café TM products and recorded a charge of $0.5 million to cost of sales for its remaining inventories.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2006 and 2007, enrollment package revenue totaling $4.6 million and $2.8 million was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
     Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2005, the Company increased the valuation allowance to equal its net deferred tax assets due to the uncertainty of future operating results. During 2006, the Company recorded deferred tax assets in foreign jurisdictions that are expected to be realized and therefore no valuation allowance is necessary. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During fiscal 2007, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.
Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2006	2007

Net sales	100%	100%
Cost of sales	24.8	26.5

Gross profit	75.2	73.5
Operating expenses:
Distributor commissions	51.2	45.9
Selling, general and administrative expenses	34.3	45.1
Impairment of goodwill	—	16.2
Provision for KGC receivable	(1.1)	(0.7)

Total operating expenses	84.4	106.5

Loss from operations	(9.2)	(33.0)
Other income, net	0.7	0.2

Loss before income taxes and minority interest	(8.5)	(32.8)
Income tax provision	(0.1)	(0.3)
Minority interest	—	—

Net loss	(8.6)%	(33.1)%

     Net Sales. Net sales were $76.5 million for the twelve months ended December 31, 2007 compared to $133.4 million for the twelve months ended December 31, 2006, a decrease of $56.9 million, or 43%. This decrease was primarily due to the Company’s lower product sales, primarily resulting from a lower marketing profile during the third quarter of 2007, distractions and disruptions caused by management changes in the last 18 months through February 2007, a shareholders’ demand for action involving some of the

Company’s Chinese members, and the members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. Hong Kong net sales decreased $41.6 million, or 47%, over a year ago. Additionally, net sales for North America, South Korea, Japan and Latin America were down $5.9 million, $3.2 million, $4.6 million, and $2.5 million, respectively, over the prior year. Partly offsetting the decrease, Taiwan net sales increased $1.5 million, or 34%, compared to fiscal 2006, and our China subsidiary generated $0.5 million in net sales.
     As of December 31, 2007, the operating subsidiaries of the Company had approximately 57,000 active distributors, compared to 96,000 active distributors at December 31, 2006. This decrease is primarily due to the uncertain regulatory environment in China that is currently impacting the Hong Kong-based business. Hong Kong experienced a decrease of approximately 27,000 active distributors since December 31, 2006.
     As of December 31, 2007, the Company had deferred revenue of approximately $3.5 million, of which approximately $0.7 million pertained to product sales and approximately $2.8 million pertained to unamortized enrollment package revenue.
     Cost of Sales. Cost of sales was $20.3 million, or 26.5% of net sales, for the twelve months ended December 31, 2007 compared with $33.1 million, or 24.8% of net sales, for the twelve months ended December 31, 2006. Cost of sales decreased $12.8 million, or 39%, over the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased primarily due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales, and due to Chinese importation costs incurred in Hong Kong, as these costs have not declined at the same rate as net product sales. Alternatively, certain charges recognized in fiscal 2006 were not repeated during 2007. During 2006, the Company recognized $1.0 million in Gourmet Coffee Café TM costs previously deferred upon revenue recognition and recorded a charge for additional inventory reserve of $2.8 million recorded to write down inventory to its net realizable value. This provision was based on product expiration dates, the Company’s best estimates of estimated product demand, as well as its future plans.
     Gross Profit. Gross profit was $56.2 million, or 73.5% of net sales, for the twelve months ended December 31, 2007 compared with $100.4 million, or 75.2% of net sales, for the twelve months ended December 31, 2006. This decrease of $44.2 million was mainly due to, as stated above, decreased product sales, the decline in enrollment package revenue, and Chinese importation costs incurred in Hong Kong that did not decrease relative to sales.
     Distributor Commissions. Distributor commissions were $35.1 million, or 45.9% of net sales, for the twelve months ended December 31, 2007 compared with $68.3 million, or 51.2% of net sales, for the twelve months ended December 31, 2006. Distributor commissions decreased by $33.2 million, or 49%, mainly due to the decrease in product sales, as well as a decrease in the overall commission rate that resulted from the implementation of a significant commission plan change during the second quarter of 2007, less supplemental commissions paid in North America, fewer commissions earned in the newer markets of Japan, Latin America, and Europe, and efforts to align the overall commission payout in South Korea with our other markets. The result of the last significant commission plan change during the second quarter of 2007 was less than satisfying. While the payout as a percentage of sales was lowered, sales have decreased significantly since the effective date of the change. We decided to reverse some of the changes in March 2008, primarily in the markets of Hong Kong, the United States, and Taiwan. Additional enhancements were also added at the same time to improve sales momentum. With these commission changes and enhancements, we are still targeting that the commission payout will eventually settle around low to mid-40% of sales.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.5 million, or 45.1% of net sales, for the twelve months ended December 31, 2007 compared with $45.7 million, or 34.3% of net sales, for the twelve months ended December 31, 2006. Selling, general and administrative expenses decreased by $11.2 million, or 25%, in the twelve months ended December 31, 2007 mainly due to the following:
•	lower credit card charges and assessments ($1.0 million) in Hong Kong;

•	lower employee-related expense ($0.5 million), travel-related costs ($0.4 million), legal and accounting fees ($2.9 million), litigation settlement costs ($0.1 million), credit card charges and assessments ($0.2 million), and other general expenses (0.9 million) in North America;

•	lower convention costs in North America primarily due to the North American Convention held in the first quarter of 2006 ($1.1 million);

•	lower overall expense, including impairment loss, in Japan ($4.4 million) and Mexico ($1.3 million) due to expense reduction programs executed in both markets during the first nine months of 2007;

•	lower operating costs in Australia due to office closure ($0.3 million);

•	the elimination of operating expense incurred by the Kaire Entities, which was sold effective July 1, 2006 ($0.3 million);

•	the reversal of the reserve established in fiscal 2004 with respect to the allegations made by the South Korean customs agency regarding importation of Alura into South Korea ($0.2 million); partly offset by

•	cost of expansion into Europe ($1.0 million); and

•	higher professional fees ($1.0 million) and distributor-related costs ($0.5 million) in Asia.
     Recovery of KGC Receivable. Recovery of KGC receivable was $0.6 million for the year ended December 31, 2007 compared with $1.4 million a year ago. The decrease in the recovery was due to the delinquency of KGC on its monthly payments due to the Company since August 2007.
     Other Income, Net. Other income was $0.1 million for the year ended December 31, 2007 compared with income of $0.9 million a year ago. The decline in other income was primarily due to $0.7 million less imputed interest on the KGC receivable as compared to the prior year. KGC became delinquent on its monthly payments to the Company in August 2007. Additionally, the Company recognized interest expense on its convertible debentures issued in October 2007 of $0.3 million, inclusive of debt discount and debt issuance cost amortization.
     Income Taxes. The Company recorded a provision of $0.2 million during each of the years ended December 31, 2006 and 2007 related to its international operations. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.
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
     Net Loss. Net loss was $25.3 million, or 33.1% of net sales, for the twelve months ended December 31, 2007 compared to net loss of $11.5 million, or 8.6% of net sales, for the twelve months ended December 31, 2006. The increased losses were primarily due to lower sales in Hong Kong, and goodwill impairment of $12.4 million, partly offset by a reduction in distributor commission payout and selling, general and administrative expenses.
Liquidity and Capital Resources
     The Company supported its working capital and capital expenditure needs with cash generated from operations as well as capital raised from several private placements. The Company raised approximately $16.0 million, net of transaction fees, through a private equity placement in October 2004. On May 4, 2007, the Company consummated a private equity placement generating gross proceeds of approximately $3.0 million. The May 2007 financing consisted of the sale of 1,759,307 shares of the Company’s Series A convertible preferred stock and the sale of warrants evidencing the right to purchase 1,759,307 shares of the Company’s common stock. As partial consideration for placement agency services, the Company issued warrants evidencing the right to purchase an additional 300,000 shares of the Company’s common stock to the placement agent that assisted in the financing. The warrants are exercisable at any time through the sixth anniversary following their issuance. The exercise price of the warrants varies from $3.80 to $5.00 per share, depending on the time of exercise.
     More recently, on October 19, 2007, the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures (the “Debentures”) having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock. The Debentures are convertible by their holders into shares of our common stock at a conversion price of $2.50, subject to adjustment in certain circumstances. The Debentures bear interest at the greater of LIBOR plus 4%, or 10% per annum. Interest is payable quarterly beginning on January 1, 2008. One-half of the original principal amount of the Debentures is payable in 12 equal monthly installments beginning on November 1, 2008, and the balance is payable on October 19, 2009, unless extended by the holders to October 19, 2012. Under certain conditions, the Company may be able to pay principal and interest in shares of its common stock. Under certain conditions, the Company also has certain rights to force conversion or redemption of the debentures. The warrants are exercisable beginning six months and one day after their respective issuance and have an exercise price of $3.52 per share. The placement agent and its assigns also received five-year warrants to purchase 149,595 shares of the Company’s common stock at an exercise price of $3.52 per share. The Company plans to use the net proceeds from the October 2007 private placement to provide additional working capital. No significant financing activities occurred during fiscal 2006.
     At December 31, 2007, the Company’s cash and cash equivalents totaled approximately $6.3 million, including $0.4 million in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement. Total cash and cash equivalents decreased by approximately $5.7 million from December 31, 2006 to December 31, 2007.
     At December 31, 2007, the ratio of current assets to current liabilities was 0.79 to 1.00 and the Company had a working capital deficit of approximately $3.2 million. Current liabilities included deferred revenue of $3.5 million that consisted of amortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities excluding deferred revenue would be 1.03 to 1.00. Working capital as of December 31, 2007 decreased $4.2 million compared to that as of December 31, 2006 mainly due to cash used in operations and an additional investment of $0.6 million into a consumer protection fund in South Korea, offset mainly by the proceeds received from the KGC receivable and both of the financing transactions that occurred during the year.
     Cash used in operations for the twelve months ended December 31, 2007 was approximately $13.2 million. Cash was mainly utilized due to the incurrence of net losses and decreases in current liabilities, specifically accounts payable, accrued distributor commissions and other expenses and deferred revenue, partly offset by a reduction in existing inventories. The aggregate impact on cash resulting from the decrease in current liabilities totaled $6.8 million. This is due to the Company’s efforts to reduce operating expenses during the latter half of fiscal 2007, lower distributor commission payout, and less unamortized deferred enrollment package revenue.
     Cash provided by investing activities during the twelve months ended December 31, 2007 was approximately $1.7 million, which primarily resulted from proceeds received on the KGC receivable of $1.2 million and $1.3 million received from a certificate of deposit, offset by an increase in restricted cash of approximately $0.5 million. This increase in restricted cash reflects an additional investment of $0.6 million into a consumer protection fund in South Korea.
     Cash provided by financing activities during the twelve months ended December 31, 2007 was approximately $5.9 million, which primarily resulted from the net proceeds received in the May and October 2007 private placements discussed above.
     The Company has planned for and executed many cost reduction initiatives since the end of the third quarter of 2007, such as headcount reductions, which include the termination of multiple management-level positions in Greater China and North America, lease terminations, and reductions in discretionary expenses. As a result, the Company believes that its current cash breakeven level has been significantly reduced.
     The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007, and the proceeds received from the private placements consummated in May and October 2007 should be adequate to fund normal business operations expected in the near future, assuming no significant unforeseen expense or further revenue decline. In 2006, even though the Company generated much greater revenue, the Company’s costs were not aligned to generate excess cash. The Company believes that its current cash flow breakeven level has been significantly reduced as a result of its recent cost reduction efforts conducted primarily in North America and Greater China.
     The Company does not have any significant unused sources of liquid assets. Potentially the Company might receive additional external funding if currently outstanding warrants are exercised. Furthermore, if necessary, the Company will attempt to generate more funding from the capital markets, but currently does not believe that will be necessary.
     We do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China, South Korea, and Europe.
     The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through May 2015.
     The Company maintains a purchase commitment with one of its suppliers to purchase its Cluster Concentrate™ product. Pursuant to this agreement, the Company is required to purchase from this supplier a minimum volume of 20,000 bottles of product per year. The total annual product cost is $138,800 before any volume discounts.
     The Company has employment agreements with certain members of its management team, the terms of which expire at various times through December 2009. Such agreements provide minimum salary levels, as well as incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2007, assuming continued employment and excluding incentive bonuses, was approximately $1.1 million. Although the Company has the ability to terminate such agreements with notice, it would be required to pay severance to the respective employee. As of December 31, 2007, the aggregate commitment under existing severance agreements totaled $369,000. Such amounts are payable during 2008.

     Inventories were reduced $7.1 million during the twelve months ended December 31, 2006. This reduction was primarily the result of the Company’s intentional efforts to slow down inventory purchasing and monetize existing inventories. Additionally, inventories were reduced $2.8 million to write down inventories to their net realizable value. The majority of the inventory write down was due to slow moving inventories in Japan and Mexico as well as the Gourmet Coffee Café TM product line.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company. The adoption of the provision of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable under smaller reporting company disclosure rules.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Natural Health Trends Corp.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Health Trends Corp. as of December 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.
We were not engaged to examine management’s assertion about the effectiveness of Natural Health Trends Corp’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas
March 31, 2008

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2006	2007

ASSETS

Current assets:
Cash and cash equivalents	$11,936	$6,282
Restricted cash	455	298
Certificates of deposit	1,277	—
Accounts receivable	462	418
Inventories, net	5,857	3,585
Other current assets	2,639	1,324

Total current assets	22,626	11,907
Property and equipment, net	2,944	1,537
Goodwill	14,145	1,764
Intangible assets, net	3,400	2,600
Restricted cash	3,503	4,317
Deferred tax assets	208	208
Other assets	1,759	2,363

Total assets	$48,585	$24,696

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,424	$2,168
Income taxes payable	281	363
Accrued distributor commissions	3,852	2,018
Other accrued expenses	5,255	3,599
Deferred revenue	5,641	3,496
Current portion of convertible debentures, net of discount of $151	—	203
Other current liabilities	3,135	3,254

Total current liabilities	21,588	15,101
Convertible debentures, net of discount of $3,896	—	—

Total liabilities	21,588	15,101
Commitments and contingencies
Minority interest	22	33
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2007, aggregate liquidation value of $246	—	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,199,933 and 10,327,405 shares issued and outstanding at December 31, 2006 and 2007, respectively	8	10
Additional paid-in capital	70,042	79,158
Accumulated deficit	(44,128)	(70,989)
Accumulated other comprehensive income:
Foreign currency translation adjustments	1,053	1,259

Total stockholders’ equity	26,975	9,562

Total liabilities and stockholders’ equity	$48,585	$24,696

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2007

Net sales	$133,428	$76,501
Cost of sales	33,066	20,290

Gross profit	100,362	56,211
Operating expenses:
Distributor commissions	68,265	35,095
Selling, general and administrative expenses	45,735	34,524
Impairment of goodwill	—	12,381
Recovery of KGC receivable	(1,405)	(565)

Total operating expenses	112,595	81,435

Loss from operations	(12,233)	(25,224)
Other income, net	946	143

Loss before income taxes and minority interest	(11,287)	(25,081)
Income tax provision	(182)	(200)
Minority interest	9	(6)

Net loss	(11,460)	(25,287)

Beneficial conversion feature on preferred stock	—	(1,574)
Preferred stock dividends	—	(91)

Net loss attributable to common stockholders	$(11,460)	$(26,952)

Loss per share — basic and diluted	$(1.42)	$(3.15)

Weighted-average number of shares outstanding	8,079	8,555

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

BALANCE, December 31, 2005	—	$—	7,108,867	$7	$69,417	$(32,668)	$413	$37,169
Net loss	—	—	—	—	—	(11,460)	—	(11,460)
Foreign currency translation adjustments	—	—	—	—	—	—	640	640

Total comprehensive loss								(10,820)
Exercise of stock options	—	—	1,091,066	1	17	—	—	18
Stock-based compensation	—	—	—	—	608	—	—	608

BALANCE, December 31, 2006	—	—	8,199,933	8	70,042	(44,128)	1,053	26,975
Net loss	—	—	—	—	—	(25,287)	—	(25,287)
Foreign currency translation adjustments	—	—	—	—	—	—	206	206

Total comprehensive loss								(25,081)
Issuance of preferred stock and common stock warrants	1,759,307	1,574	—	—	986	—	—	2,560
Beneficial conversion feature on preferred stock	—	—	—	—	1,574	(1,574)	—	—
Conversion of preferred stock	(1,620,907)	(1,450)	1,620,907	2	1,448	—	—	—
Receipt of common stock upon settlement of promissory note	—	—	(642,611)	(1)	1	—	—	—
Issuance of common stock warrants in conjunction with convertible debentures	—	—	—	—	2,491	—	—	2,491
Beneficial conversion feature on convertible debentures	—	—	—	—	1,682	—	—	1,682
Issuance of restricted stock, net	—	—	1,089,176	1	(1)	—	—	—
Exercise of stock options	—	—	60,000	—	90	—	—	90
Stock-based compensation	—	—	—	—	845	—	—	845

BALANCE, December 31, 2007	138,400	$124	10,327,405	$10	$79,158	$(70,989)	$1,259	$9,562

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,460)	$(25,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,152	1,008
Amortization of intangibles	958	800
Amortization of debt issuance costs	—	42
Accretion of debt discount	—	203
Minority interest	(9)	6
Stock-based compensation	608	845
Imputed interest on KGC installment payable	(671)	(228)
Recovery of KGC receivable	(1,405)	(565)
Impairment of long-lived assets	1,063	795
Impairment of goodwill	—	12,381
Deferred income taxes	(215)	7
Changes in assets and liabilities, net of dispositions:
Accounts receivable	(136)	47
Inventories, net	7,067	2,312
Other current assets	780	927
Other assets	(120)	250
Accounts payable	1,446	(1,268)
Income taxes payable	(1,036)	64
Accrued distributor commissions	(122)	(1,829)
Other accrued expenses	(1,599)	(1,693)
Deferred revenue	(4,280)	(2,143)
Other current liabilities	575	110

Net cash used in operating activities	(7,404)	(13,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,815)	(341)
Decrease (increase) in restricted cash	363	(475)
Decrease in certificate of deposit	105	1,283
Proceeds from KGC receivable (see Note 5)	2,028	1,183
Net cash reduction from sale of subsidiary	(28)	—

Net cash provided by investing activities	653	1,650

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures and warrants	—	3,740
Debt issuance costs	—	(442)
Payments on debt	(23)	—
Proceeds from issuance of preferred stock and warrants, net	—	2,560
Proceeds from issuance of common stock	18	90

Net cash provided by (used in) financing activities	(5)	5,948

Effect of exchange rates on cash and cash equivalents	222	(36)

Net decrease in cash and cash equivalents	(6,534)	(5,654)
CASH AND CASH EQUIVALENTS, beginning of period	18,470	11,936

CASH AND CASH EQUIVALENTS, end of period	$11,936	$6,282

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
     Our majority-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States and Canada; Greater China, which consists of Hong Kong, Macau, Taiwan and China; Southeast Asia, which consists of Singapore, the Philippines and Indonesia; South Korea; Japan; Latin America, which primarily consists of Mexico; and Europe, which consists of Italy and Slovenia.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with note and installment receivables (see Notes 5 and 12), obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.
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
     In addition, non-current assets include the Company’s deposit as part of its direct selling license application in China. See Note 3.
Certificates of Deposit
     During 2006, the Company had invested in a series of one year certificates of deposit which had maturities through November 30, 2007. No such investments were held at December 31, 2007.
Inventories
     Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. At December 31, 2006 and 2007, the reserve for obsolescence totaled $3.3 million and $1.8 million, respectively. Due to declining sales, particularly in Mexico and Japan, and the discontinuation of the Gourmet Coffee Café TM product line, the Company conducted a thorough review of its inventory during 2006. As a result, a provision for inventory losses of $2.8 million was recorded to write down inventory to its net realizable value. This provision was based on product expiration dates, the Company’s best estimates of estimated product demand, as well as its future plans.
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
Goodwill and Other Intangible Assets
     Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill and intangible assets with indefinite useful lives no longer are amortized, but instead tested for impairment at least annually. The Company’s policy is to test for impairment annually during the fourth quarter. See Note 4.
     SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over seven years.
Impairment of Long-Lived Assets
     The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During 2006, the Company determined that it was in its best interest to abandon its Japan distributor gallery. As a result, an impairment charge of $0.9 million was recorded for certain furniture and fixture, office equipment, and leasehold improvements. Also during 2006, the Company recorded an impairment charge of $171,000 for its acquired distributor database (see Note 4). During 2007, the Company recorded an aggregate impairment charge of $0.8 million related to its Mexico and Japan markets. The charge results from terminating the office lease in Mexico City and relocated to a less costly location, discontinuing the use of certain computer software in the Japan office, and an overall impairment as to the recoverability of the remaining long-lived assets in these markets. These charges are included as a component of selling, general and administrative expenses.

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
     As of the date of adoption, the Company did not have any unrecognized tax benefits for uncertain tax positions. Interest and penalties on tax uncertainties are classified as a component of income tax expense. The total amount of interest and penalties accrued as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in the consolidated statements of operations during 2007 were not significant.
     The Company and its subsidiaries file income tax returns in the United States, various states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2004, and is no longer subject to state income tax examinations for years prior to 2002. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.
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
Income Per Share
     Basic income per share is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of non-vested restricted stock and shares that might be issued upon the exercise of outstanding stock options and warrants and the conversion of preferred stock and debentures.
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
     In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Year Ended December 31,
	2006	2007

Options to purchase common stock	2,295,624	1,041,458
Warrants to purchase common stock	1,080,504	6,281,310
Non-vested restricted stock	—	1,044,186
Convertible preferred stock	—	1,759,307
Convertible debentures	—	1,700,000
     Options and warrants to purchase 70,500 and 6,281,310 shares of common stock, respectively, were still outstanding at December 31, 2007. Such options expire on November 17, 2011. The warrants have expirations through April 21, 2015. The convertible debentures mature on October 19, 2009.
Certain Risks and Concentrations
     In 2006 and 2007, a substantial portion of the Company’s sales were generated in Hong Kong (see Note 13). Various factors could harm the Company’s business in Hong Kong, such as worsening economic conditions or other events that are out of the Company’s control. The Company’s financial results could be harmed if its products, business opportunity or planned growth initiatives fail to retain and generate continued interest among distributors and consumers in this market. Moreover, most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China. We have plans to obtain additional licenses to conduct direct selling business in China; however, at this time there are no guarantees that the Company will obtain these licenses. If the Company is successful in obtaining these licenses, it is possible that sales in Hong Kong could migrate to China. If that were to happen the Company could experience a material reduction in sales from Hong Kong. The Company could be required to modify its compensation plan in China in a way that could make it less attractive to members. Any such modification to the compensation plan could, therefore, have a material adverse effect on sales. Moreover, the business model that the Company anticipates implementing in China will likely involve costs and expenses that are not generally incurred in the e-commerce business that it has historically operated in other markets, including Hong Kong. As a result, the business that the Company ultimately is able to conduct in China could be materially less profitable than the e-commerce business that it has historically operated in Hong Kong.
     Four major product lines — Premium Noni Juice™, Skindulgence®, Alura® and La Vie™ - generated a significant majority of the Company’s sales for 2006 and 2007. The Company obtains Skindulgence® and La Vie™ product from a single supplier, and Premium Noni Juice™ and Alura® from two other suppliers. The Company believes that, in the event it is unable to source products from these suppliers or other suppliers of its products, its revenue, income and cash flow could be adversely and materially impacted.
     The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. Accounts in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. A portion of the Company’s cash balances at December 31, 2007 exceed the insured limits. The Company has not experienced any losses in such accounts.
Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short maturities. The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents.
     Due to the Company’s recent history of operating losses, its incremental borrowing rate has increased substantially. As such, it is not practicable to estimate the fair value of the Company’s convertible debentures utilizing discounted cash flow analysis. The intrinsic value of the debentures’ conversion feature approximates $2.1 million as of December 31, 2007.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company. The adoption of the provision of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements.
2. OTHER INCOME, NET
     The components of other income, net are as follows (in thousands):

	Year Ended December 31,
	2006	2007

Gain (loss) on foreign exchange	$(204)	$11
Interest income	1,154	477
Interest expense (see Note 6)	(9)	(352)
Other	5	7

	$946	$143

     Imputed interest income of $671,000 and $228,000 was recorded on the KGC installment payable during 2006 and 2007. See Note 5.
3. BALANCE SHEET COMPONENTS
     The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2006	2007

Property and equipment:
Office equipment	$1,640	$1,507
Office software	1,062	805
Furniture and fixtures	457	380
Plant equipment	149	185
Leasehold improvements	2,025	1,772

Property and equipment, at cost	5,333	4,649
Accumulated depreciation and amortization	(2,389)	(3,112)

	$2,944	$1,537

Noncurrent restricted cash:
Funds held for direct selling license application in China	$2,587	$2,806
Funds held for consumer indemnity insurance in South Korea (see Note 7)	—	641
Reserve for credit card processor in South Korea (see Note 1)	867	870
Other	49	—

	$3,503	$4,317

Other accrued expenses:
Sales returns	$1,797	$754
Employee-related expense	1,283	1,100
Professional fees	478	493
Warehousing and inventory-related expense	525	203
Other	1,172	1,049

	$5,255	$3,599

Deferred revenue:
Unshipped product	$1,059	$705
Enrollment package revenue	4,582	2,791

	$5,641	$3,496

Other current liabilities:
Unclaimed checks	$2,349	$2,636
Other taxes payable	496	351
Other	290	267

	$3,135	$3,254

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the year are as follows (in thousands):

Balance, December 31, 2006	$14,145
Impairment loss	(12,381)

Balance, December 31, 2007	$1,764

     The Company’s goodwill carrying value consists of $11.9 million acquired in connection with the MarketVision Communication Corp. (“MarketVision”) merger in March 2004, as well as $2.2 million acquired from the purchase of subsidiary minority interests. Due to full integration of MarketVision into the Company and the seamless nature of the Company’s operations from market to market, the entire carrying amount of goodwill was evaluated at the enterprise level. As a result of the Company’s less than expected operating performance during the latter half of 2007, the annual impairment analysis was based on revised expected future sales and earnings. The fair value of the Company was estimated using the expected present value of future cash flows, as well as market capitalization. Based on these impairment tests, a goodwill impairment loss of $12.4 million was recognized during 2007.
     No changes occurred in the carrying amount of goodwill during 2006.
     Intangible assets consist of the following (in thousands):

	December 31, 2006			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Computer software and programs	$5,600	$2,200	$3,400	$5,600	$3,000	$2,600
Distributor database	619	619	—	619	619	—

	$6,219	$2,819	$3,400	$6,219	$3,619	$2,600

     During 2006, the Company determined that the sum of the expected undiscounted cash flows attributable to the distributor database was less than its carrying value and that an impairment write-down was required as the fair value estimate resulted in only nominal value. The impairment write-down totaled $171,000.
     Amortization expense for intangible assets was $958,000 and $800,000 for 2006 and 2007, respectively. Future estimated amortization expense is as follows (in thousands):

2008	$800
2009	800
2010	800
2011	200

$2,600

5. SALE OF SUBSIDIARY STOCK
KGC Networks
     Effective December 31, 2005, the Company entered into a stock purchase agreement with Bannks Foundation (“Bannks”), a Lichtenstein foundation and owner of 49% of the common shares of KGC, a Singapore corporation, pursuant to which the Company sold to Bannks 51,000 common shares representing the Company’s 51% of the outstanding shares of capital stock of KGC for a total cash purchase price of $350,000. At the same time and as a condition of the sale, the Company entered into a separate agreement pursuant to which KGC is obligated to pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million. Since the receivable from KGC is unsecured, the Company recorded a reserve totaling $2.8 million, which is reduced as payments are received. KGC has not remitted the required monthly payment since July 2007 and is currently in default. As such, as of December 31, 2007 the Company maintains a full reserve of $789,000 against the receivable.
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
6. CONVERTIBLE DEBENTURES
     On October 19, 2007, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”) pursuant to which the Purchasers agreed to provide an aggregate of $3,740,000 million in financing to the Company in a private placement of variable rate convertible debentures having an aggregate face amount of $4,250,000 (the “Debentures”), seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock (collectively, the “Securities”).
     Significant provisions of the Securities Purchase Agreement include, among others:
•	until the one year anniversary of the closing of the sale of the Securities the Company shall offer to the Purchasers the opportunity to participate in subsequent securities offerings by the Company (up to 100% of such offerings), subject to certain exceptions for, among other things, strategic investments;

•	for 60 days after the effective date of the initial registration statement covering the shares of common stock underlying the Securities, the Company will not issue common stock or equivalent securities, subject to certain exceptions for, among other things, strategic investments;

•	until such time as no Purchaser holds any of the Securities, the Company is prohibited from effecting or entering into an agreement to effect any financing involving (a) the issuance or sale of common stock or equivalent securities with an effective price or number of underlying shares that floats or resets or otherwise varies or is subject to adjustment based upon trading prices of or quotations for shares of common stock, the market for the common stock, or the business of the Company or (b) any agreement to sell securities at a future determined price;

•	until the earlier of the date that shareholder approval is obtained or the Securities are no longer outstanding, neither the Company nor any of its subsidiaries may issue common stock or equivalent securities at an effective price that is less than $3.52;

•	until the one year anniversary of the effective date of the initial registration statement, the Company shall not undertake a reverse or forward stock split or reclassification of the common stock without the prior written consent of the Purchasers holding a majority in principal amount outstanding of the debentures; and

•	the Company’s agreement to seek shareholder approval of the issuance of all of the shares of common stock underlying the Securities no later than the date of the Company’s 2008 annual shareholder meeting.
     The Debentures are convertible by their holders into the Company’s common stock at a conversion price of $2.50. The conversion price is subject to adjustment for stock splits, stock dividends, distributions, combinations, rights offerings, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, (a) the conversion price for the debentures is subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at a purchase price below conversion price and (b) the Company has agreed not to make a dilutive issuance without shareholder approval.
     After one year, the Company can force conversion of the Debentures at the conversion price if the daily volume weighted average price (“VWAP”) of the common stock for each of the 20 trading days prior to the forced conversion date exceeds $7.50 per share, subject to adjustment, provided that a registration statement covering the stock is then effective and certain trading volume requirements and other conditions are met.
     The debentures bear interest at the greater of (i) LIBOR plus 4% and (ii) 10% per annum. Interest is payable quarterly beginning on January 1, 2008. Fifty percent of the original principal amount of the debentures is payable in 12 equal monthly installments beginning on November 1, 2008, and the balance is payable on October 19, 2009, unless extended by the holders to October 19, 2012. Payments of principal and interest may be made in cash or, at the option of the Company if certain conditions are met, in shares of registered common stock.
     Future maturities at December 31, 2007 are as follows (in thousands):

2008	$354
2009	3,896

$4,250

     If interest is paid in shares of common stock, the conversion price per share will be set at 90% of the VWAP for the 20 consecutive trading days immediately prior to the applicable payment date or, if less, the average of the VWAPs for the 20 consecutive trading days immediately prior to the date the applicable shares are issued and delivered if such delivery is after the payment date.
     If principal is paid in shares of common stock during a specified period immediately prior to the extended maturity date, the conversion price shall be equal to 90% of the average of the VWAPs for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable payment date.
     The Debentures contain certain limitations on optional and mandatory conversion and payment in shares of common stock, including that, absent shareholder approval, (a) the Company may not issue shares of common stock in payment of principal or interest on the debentures that, when aggregated with prior such payments (excluding payments of principal with shares not in excess of the number issuable at the Conversion Price) exceed 5% of the Company’s outstanding shares on the trading day immediately preceding the date of Securities Purchase Agreement and (b) the Company may not issue shares of common stock upon conversion of or payment of interest or liquidated damages on the debentures that, in the aggregate, exceed 19.99% of the Company’s outstanding shares on the trading day immediately preceding the date of Securities Purchase Agreement. Moreover, neither the Company nor the holders may effect any conversion of a debenture to the extent that it would result in the holder and its affiliates owning more than 4.99% of the Company’s outstanding common stock, unless this limitation is increased or decreased by the holder (increased up to a maximum of 9.99%) of the Company’s outstanding common stock upon not less than 61 days prior notice. The Company may, under certain circumstances, redeem the debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest.

     The Debentures contain certain negative covenants that, among other things, for so long as any Debentures remain outstanding, prohibit the Company and its subsidiaries from incurring indebtedness for borrowed money, creating or suffering liens other than certain permitted liens, amending charter documents to materially adversely harm the debenture holders, repurchasing shares of its common stock (with certain exceptions), repaying certain indebtedness before its due date, paying cash dividends on stock other than the Company’s Series A preferred stock, and entering into certain transactions with affiliates.
     Events of default under the Debentures include, among others, payment defaults not timely cured, failure to perform other covenants not timely cured, cross-defaults not timely cured having a material adverse effect on the Company, representations or warranties are untrue when made, certain bankruptcy-type events involving the Company or any significant subsidiary, acceleration of more than $150,000 in indebtedness for borrowed money or under a long-term leasing or factoring agreement, the Company’s common stock is no longer listed on an eligible market, the Company is subject to certain changes in control or sells or disposes of more than 40% of its assets a single or series of related transactions, the registration statement is not declared effective for more than 270 days after the closing date, the effectiveness of the registration statement lapses beyond a specified period, failure to timely deliver certificates for converted shares, and a judgment in excess of $250,000 against the Company, any subsidiary or their respective assets that is not timely vacated, bonded or stayed. Upon an event of default, the holders may elect to require the Company to repurchase all or any portion of the outstanding principal amount of the Debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest.
     The term for each of the warrants begins six months and one day after their respective issuance and have an exercise price of $3.52 per share. The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying both types of warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants; provided that the exercise price cannot be adjusted lower than $3.52 prior to shareholder approval. If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise.
     The Company and the Purchasers also entered into a Registration Rights Agreement pursuant to which the Company agreed to file an initial registration statement within 30 calendar days from the closing date and use its best efforts to have such registration statement declared effective within 120 calendar days (or 150 day in the event of a full review). If all of the shares underlying the Securities cannot be included in the initial registration statement, in some circumstances the Company must also timely file subsequent registration statements or otherwise include such shares in other registration statements on a piggy-back basis. If the registration statements are not timely filed or declared effective, the Company is required to pay the Purchasers a cash fee of 2% per month of the purchase price for the unregistered securities until the first anniversary of the closing date and 1% per month thereafter until the second anniversary of the closing date.
     In addition, Dawson James Securities, Inc. (“Dawson James”) acted as placement agent in connection with the private placement. In addition to a cash transaction fee of approximately $280,500, Dawson James and its assigns received five-year warrants to purchase 149,595 shares of the common stock at an exercise price of $3.52 per share. Other than its five-year term, the terms of the warrants issued to Dawson James are identical to the terms of the one-year and seven-year warrants. The warrants were valued at $433,000 using a lattice valuation model.
     In accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated proceeds of approximately $3,740,000, between the convertible debentures and warrants based on their relative fair values. The fair value of the warrants was estimated at approximately $7,488,000 using a lattice valuation model. The proceeds allocated to the convertible debentures and warrants were approximately $1,682,000 and $2,058,000, respectively. The Company measured the intrinsic value of the embedded beneficial conversion feature of the convertible debentures at an amount greater than the proceeds allocated to the convertible debentures. As such, the beneficial conversion feature recognized upon issuance was limited to the proceeds allocated to the convertible debentures, or approximately $1,682,000. The debt discount resulting from the allocation of proceeds to the warrants and the beneficial conversion feature will be recognized in interest expense over the contractual term of the debt of two years using the effective interest method. The Company incurred debt issuance costs of approximately $875,000, including the warrants valued at $433,000 issued to the placement agent, which will also be recognized in interest expense over the contractual term of the debt. Unamortized debt issuance cost included in other assets totaled $833,000 as of December 31, 2007.
7. COMMITMENTS AND CONTINGENCIES
Operating Leases
     The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through May 2015. Rent expense in connection with operating leases was $2.8 million and $2.7 million during 2006 and 2007, respectively.
     Future minimum lease obligations as of December 31, 2007, are as follows (in thousands):

2008	$1,556
2009	703
2010	537
2011	509
2012	245
Thereafter	592

Total minimum lease obligations	$4,142

Purchase Commitments
     The Company maintains a purchase commitment with one of its suppliers to purchase its Cluster Concentrate™ product. Pursuant to this agreement, the Company is required to purchase from this supplier a minimum volume of 20,000 bottles of product per year. The total annual product cost is $138,800 before any volume discounts.
Employment Agreements
     The Company has employment agreements with certain members of its management team, the terms of which expire at various times through December 2009. Such agreements provide minimum salary levels, as well as incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2007, assuming continued employment and excluding incentive bonuses, was approximately $1.1 million. Although the Company has the ability to terminate such agreements with notice, it would be required to pay severance to the respective employee. As of December 31, 2007, the aggregate commitment under existing severance agreements totaled $369,000. Such amounts are payable during 2008.
Consumer Indemnity
     As required by the Door-to-Door Sales Act in South Korea, the Company has obtained insurance for consumer indemnity claims with a mutual aid cooperative by entering into two mutual aid contracts with Mutual Aid Cooperative & Consumer (the “Cooperative”). The initial contract entered into on January 1, 2005 required the Company to invest 600 million KRW in the Cooperative, and the subsequent contract entered into on January 9, 2007, required the Company to deposit 600 million KRW with a financial organization as security on behalf of the Cooperative. The contracts secure payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. The accrual totaled 62.2 million KRW (USD $66,000) as of December 31, 2007. The term of these contracts is considered indefinite since at least one of the contracts must remain in place as long as the Company operates within South Korea. Depending on the sales volume, the Company may be required to increase or decrease the amount of the security deposit. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under these contracts is equivalent to three months of rolling sales, or approximately 1.5 billion KRW at December 31, 2007. At December 31, 2007, non-current restricted cash and non-current other assets each include 600 million KRW (USD $641,000) underlying the two contracts, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Legal Matters
     On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and an NHT Global distributor. On June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of its claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Loghry until the Trustee’s Case is resolved. On February 13, 2008, the District Court granted the Company’s motion to dismiss certain of the Trustee’s fraud and contract claims because the dismissed claims had been filed too late to be heard. For similar reasons, the District Court also dismissed all claims made in the Trustee’s Lawsuit against Messrs. Woodburn and LaCore. A motion for reconsideration by the Trustee is currently pending. If the motion for reconsideration is denied, one contract claim will remain against the Company. The Company continues to deny that this claim has any merit and intends to continue vigorously contesting it. Trial of the Trustee’s Lawsuit has been set for October 2008.
     On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. On February 20, 2007, the named plaintiffs filed an amended complaint. On March 26, 2008, the District Court denied motions to dismiss the amended complaint filed by the Company and the other defendants. The Company believes that the claims alleged in this lawsuit are without merit, and the Company intends to vigorously defend this lawsuit.
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
     On March 17, 2008, NHT Global U.S. received a copy of a demand for arbitration filed with the American Arbitration Association in Dallas, Texas by a former distributor, Team in Motion, Inc., a company that is believed to be owned or controlled by Kosta Gara (also formerly known as Kosta Gharagozloo). Prior to the termination of Team in Motion, Inc., Mr. Gara (or Team in Motion, Inc. or another affiliate of Mr. Gara) became the Master Distributor for bHIP Global, Inc., which competes with the Company for distributors. Team in Motion, Inc. seeks $1,000,000 in damages plus interest and attorneys’ fees against the Company’s subsidiary. NHT Global U.S. denies the allegations and intends to vigorously defend this proceeding.
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

8. STOCKHOLDERS’ EQUITY
Authorized Shares
     The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value. On May 4, 2007, the Board of Directors designated up to 1,761,900 shares of preferred stock as Series A preferred stock with the following rights and preferences:
•	Priority — the Series A preferred stock shall rank, in all respects, including the payment of dividends and upon liquidation, senior and prior to the common stock and other equity of the Company not expressly made senior or pari passu with the Series A preferred stock.

•	Dividends —dividends at the rate per annum of $0.119 per share shall accrue from the date of issuance of any shares of Series A preferred stock, payable upon declaration by the Board of Directors. Accruing dividends shall be cumulative; provided , however , that except as set forth below for the liquidation preference, the Corporation shall be under no obligation to pay such dividends.

•	Liquidation preference — in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, then, before any distribution or payment shall be made to the holders of any junior securities, the holders of the Series A preferred stock then outstanding shall be entitled to be paid in cash out of the assets of the Company available for distribution to its stockholders (on a pari passu basis with the holders of any series of preferred stock ranking on liquidation on a parity with the Series A preferred stock) an amount per share equal to the sum of the Series A Original Issue Price plus any dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon. If the assets of the Company are insufficient to pay the aggregate liquidation preference and the liquidation preference of any series of preferred stock ranking on liquidation on a parity with the Series A preferred stock, the holders of the Series A preferred stock and the holders of any series of preferred stock ranking on liquidation on a parity with the Series A preferred stock shall share ratably with one another in any such distribution or payment in proportion to the full amounts to which they would otherwise be respectively entitled before any distribution shall be made to the holders of the junior securities. The “Series A Original Issue Price” shall mean $1.70 per share, subject to adjustment.

•	Voting rights — the holders of shares of Series A preferred stock shall be entitled to vote with the holders of the common stock, and with the holders of any other series of preferred stock, voting together as a single class, upon all matters submitted to a vote of stockholders of the Company. Each holder of shares of Series A preferred stock shall be entitled to the number of votes equal to the product (rounded down to the nearest number of whole shares) of 0.729 times the largest number of shares of common stock into which all shares of Series A preferred stock held of record by such holder could then be converted.

•	Conversion — each share of Series A preferred stock shall be convertible, subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all of stockholders, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock as determined by dividing the Series A Original Issue Price by the Series A Conversion Price (as defined) in effect at the time of conversion. The “Series A Conversion Price” shall initially be equal to $1.70.
Private Equity Placement
     On May 4, 2007, the Company consummated a private placement financing generating gross proceeds of approximately $3.0 million. The financing consisted of the sale of 1,759,307 shares of Series A preferred stock at a price of $1.70 per share, and warrants representing the right to purchase 1,759,307 shares of common stock at a purchase price of $0.00001 per underlying share. Cumulative unpaid dividends and the liquidation preference relating to the Series A preferred stock at December 31, 2007 was $91,000 and $246,000, respectively.
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
     The terms of the financing agreements entered into included the granting of certain registration rights to the original investors and the placement agent in the financing. The Company was obligated to file a registration statement no later than 60 days after the closing date of the financing. The Company filed such registration statement on Form S-3 on June 29, 2007 and, in response to SEC comments, an amended registration on Form S-3 on August 4, 2007. The registration statement became effective on August 27, 2007. Additionally, the Company is required to file such additional amendments and supplements to the registration statement as may be necessary to keep the registration statement current and effective until the earlier of the date when all of the shares covered by the registration statement are sold or the stockholders may sell the shares under Rule 144(k) (the “Effectiveness Period”).
     The Company will be subject to certain financial penalties if it does not fully comply with the registration obligations. If the registration statement ceases to be effective prior to the expiration of the Effectiveness Period due to an intentional and willful act by the Company without being succeeded immediately by a subsequent registration statement filed with the SEC covering the shares into which the Series A preferred stock are convertible and for which the warrants are exercisable, the Company will be obligated to pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock purchased by the holder.
     In connection with the financing, the Company issued to the placement agent as partial consideration for its placement services, a warrant covering 300,000 shares of our common stock on the same terms as those set forth in the warrants issued in the financing. The warrant was valued at $255,000 using a lattice valuation model.
     In accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated proceeds of approximately $2,537,000, net of approximately $454,000 in cash and equity consideration paid to the placement agent, between the Series A preferred stock and warrants based on their relative fair values. The fair value of the warrants was estimated at $1,494,000 using a lattice valuation model. The proceeds, net of issuance costs of $177,000, allocated to the Series A preferred stock and warrants were $1,574,000 and $786,000, respectively. The Company measured the intrinsic value of the embedded beneficial conversion feature of the Series A preferred stock at an amount greater than the proceeds allocated to the preferred stock. As such, the beneficial conversion feature recognized upon issuance was limited to the proceeds allocated to the preferred stock, or $1,574,000. The beneficial conversion feature was recorded as a discount to the Series A preferred stock and recognized immediately as a dividend to preferred stockholders since the Series A preferred stock was convertible at the date of issuance.
     During September and October 2007, an aggregate of 1,620,907 shares of Series A preferred stock were converted into an equivalent number of shares of common stock. As of December 31, 2007, 138,400 shares of Series A preferred stock remain outstanding.
Common Stock Purchase Warrants
     On October 6, 2004, the Company issued warrants to purchase 1,369,704 shares of common stock in connection with a units offering. The warrants have an exercise price of $12.47 per share and may be exercised at any time through October 6, 2009. At December 31, 2007, warrants to purchase 1,080,504 shares of common stock remain outstanding from the units offering.
     On May 4, 2007, the Company issued warrants to purchase 2,059,307 shares of common stock as a component of the May 2007 private equity placement (see — Private Equity Placement). The warrants are exercisable at any time during the period beginning November 4, 2007 (six months after their issuance) and ending May 4, 2013 (six years after their issuance). The exercise price for the warrants varies from $3.80 to $5.00 per share, depending on the time of exercise. If the exercise date is less than three years after the warrant issuance date, the exercise price shall be $3.80 per share. If the exercise date is at least three years, but less than four years and six months, after the warrant issuance date, the exercise price shall be $4.35 per share. If the exercise date is at least four years and six months after the warrant issuance date, the exercise price shall be $5.00 per share. The number of shares of common stock for which the warrants are exercisable, and the related exercise price per share, are subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all stockholders.
     On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing (see Note 6). The warrants consist of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock. The term for each of the warrants begins six months and one day after their respective issuance and each have an exercise price of $3.52 per share. The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants; provided that the exercise price cannot be adjusted lower than $3.52 prior to shareholder approval. If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise.
     At December 31, 2007, warrants to purchase 6,281,310 shares of common stock were outstanding. The weighted-average remaining contractual life of outstanding warrants as of December 31, 2007 was 4.2 years.
9. SHARE-BASED COMPENSATION
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
     The Company granted 951,190 shares of restricted stock under the Company’s 2007 Equity Incentive Plan to the Company’s executive officers, directors, key employees and consultants during 2007. Generally, the grants of restricted stock vest quarterly on a pro rata basis over a three-year period. Certain of the restricted stock granted to the Company’s directors vested immediately.
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
     On July 23, 2007, the Company accepted for cancellation stock options to purchase an aggregate of 75,000 shares of common stock in exchange for 47,934 shares of restricted stock issued to two directors of the Company under the Company’s 2007 Equity

Incentive Plan. These restricted stock awards issued in exchange for eligible stock options vested immediately upon issuance. The number of restricted stock awards that the Company offered in exchange for each eligible stock option was determined by an exchange ratio established for that specific stock option. The exchange ratio for options that had an exercise price greater than $10.00 per share was determined based on a number of factors, including the value of outstanding eligible stock options based on the Black-Scholes option pricing model. For these options, which were issued under the Company’s 2002 Stock Option Plan, the aggregate value of the restricted stock awards that were offered is roughly comparable to the aggregate Black-Scholes value of the eligible options surrendered for exchange. For options that had an exercise price of $2.00 per share or less (which were granted in 2002 before the adoption of the 2002 Stock Option Plan), the exchange ratio was determined by multiplying the number of shares for which the options could be exercised by the difference between the closing price per share on the last trading day preceding the exchange and the exercise price per share of the options, and then dividing that product by the closing price per share on the last trading day preceding the exchange. As of December 31, 2007, stock options for 70,500 shares of common stock remain outstanding under the 2002 Plan. As of December 31, 2007, 460,824 shares remain available to be granted under the 2007 Plan.
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
     On February 10, 2006, the Company entered into an escrow agreement (the “Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Agreement, (i) the Company issued and deposited with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Messrs. Woodburn and LaCore deposited with the Agent $1,206,000 in cash (the “Cash Deposit”). The Escrowed Shares are the shares of common stock issued upon the cashless exercise of stock options issued in 2001 and 2002 to Mr. LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares was based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
     The Escrowed Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Agent upon receipt from the Agent of an irrevocable proxy to the Company to vote the Escrowed Shares on all matters presented at meetings of stockholders or any written consent executed in lieu thereof. On October 31, 2006, the Company entered into various agreements (the “Settlement Agreements”) with Messrs. Woodburn and LaCore in settlement of certain claims and, as a part of that agreement, agreed that the Escrowed Shares would be reissued to Messrs. Woodburn and LaCore and then pledged to the Company to secure certain obligations of Messrs. Woodburn and LaCore to the Company under the Settlement Agreements. On August 30, 2007, the Company accepted the surrender of 642,611 shares of the Company’s common stock by Messrs. Woodburn and LaCore in payment of the principal and accrued interest on the Note. As provided in the Note, the value of the surrendered shares for purposes of determining the credit to be given against the principal and interest accrued on the Note was equal to the average of the closing prices for the 20 consecutive trading days preceding the date the shares were tendered for surrender. See Note 12.

Valuation and Expense Information under SFAS No. 123(R)
     Share-based compensation expense totaled approximately $608,000 and $845,000 for 2006 and 2007, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
     The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions. Due to the “plain vanilla” characteristics of the Company’s stock options, the simplified method, as permitted by the guidance provided in SAB No. 107, is used to determine expected life. Expected volatility is based on the historical volatility of the Company’s common stock computed over a period generally commensurate with the expected life of the stock options. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant. Forfeitures are estimated based on historical experience. Compensation cost is recognized on a straight-line basis over the awards’ vesting periods.
     During 2006, the Company granted 373,500 stock options with a weighted-average fair value of $1.69 per share. The fair value of each stock option grant was estimated on the date of grant with the following weighted-average assumptions: expected life of 4 years, risk-free interest rate of 4.8%, expected volatility of 96%, and dividend yield of zero. No stock options were granted during 2007.
     The following table summarizes the Company’s stock option activity:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]

Outstanding at December 31, 2005	1,922,124	$5.17
Granted	373,500	2.60
Exercised	(1,091,066)	1.01
Forfeited or expired	(163,100)	3.45

Outstanding at December 31, 2006	1,041,458	8.88
Exercised	(60,000)	1.50
Cancelled, forfeited or expired	(910,958)	9.91

Outstanding at December 31, 2007	70,500	1.80	3.9	$—

Vested and expected to vest at December 31, 2007	43,076	1.80	3.9	—
Exercisable at December 31, 2007	23,501	1.80	3.9	—

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

     Stock options for 1,091,066 and 60,000 shares of common stock were exercised during 2006 and 2007, respectively, with an intrinsic value of $9,701,000 and $184,000, respectively. The total fair value of stock options vested during 2006 and 2007 was $568,000 and $85,000, respectively. As of December 31, 2007, total unrecognized share-based compensation expense related to stock options was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 1.1 years. All stock options outstanding at December 31, 2007 have an exercise price of $1.80 per share.
     A following table summarizes the Company’s restricted stock activity:

		Wtd. Avg.
		Price at
		Date of
	Shares	Issuance

Outstanding at December 31, 2006	—	$—
Granted	1,197,020	2.18
Vested	(321,048)	2.69
Forfeited	(107,844)	2.28

Outstanding at December 31, 2007	768,128	1.94

     As of December 31, 2007, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $1.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.
10. INCOME TAXES
     The components of loss before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2006	2007

Domestic	$(2,279)	$(16,881)
Foreign	(9,008)	(8,200)

Loss before income taxes	$(11,287)	$(25,081)

     The components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2006	2007

Current taxes:
Federal	$29	$—
State	(176)	—
Foreign	537	200

	390	200
Deferred taxes	(208)	—

Provision for income taxes	$182	$200

     A reconciliation of the reported provision for income taxes to the amount that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2006	2007
Income tax at federal statutory rate	$(3,838)	$(8,527)
Effect of permanent differences	1,558	4,171
Increase in valuation allowance	1,630	4,479
Foreign rate differential	1,093	—
State income taxes, net of federal benefit	(116)	—
Other reconciling items	(145)	77

Income tax provision	$182	$200

     Deferred income taxes consist of the following (in thousands):

	December 31,
	2006	2007

Deferred tax assets:
Net operating losses	$2,761	$8,258
Stock-based compensation	488	88
Accrued expenses	645	503
Tax credits	124	95
Provision for KGC receivable	460	268
Impairment of long-lived assets	—	91
Other	12	6

Total deferred tax assets	4,490	9,309
Valuation allowance	(2,949)	(8,131)

	1,541	1,178

Deferred tax liabilities:
Intangible assets	(1,156)	(884)
Depreciation	(16)	(15)
Prepaids	(161)	(71)

Total deferred tax liabilities	(1,333)	(970)

Deferred tax assets, net	$208	$208

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
     At December 31, 2006, the Company has net operating loss carryforwards of approximately $9.4 million that begin to expire in 2024, if not utilized. We have foreign net operating loss carryforwards totaling $21.8 million in various jurisdictions with various expirations. The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2007. Such earnings are intended to be reinvested indefinitely.
     The foreign holding and operating company re-organization that occurred during December 2005 resulted in an increase to the 2006 effective tax rate due to a buy-in payment for foreign intellectual property rights. In October 2007, we discontinued our operational use of this structure to reduce costs and because we determined that our United States operating losses will lower our overall effective tax rate.

11. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2006	2007
	(In Thousands)
Cash paid during the year for:
Income taxes	$1,453	$288
Interest	1	9

Non-cash investing and financing activities:
Warrants issued to placement agent in connection with private equity placement	—	255
Beneficial conversion feature on preferred stock	—	1,574
Conversion of preferred stock	—	1,450
Warrant issued to placement agent in conjunction with convertible debentures	—	433
Beneficial conversion feature on convertible debentures	—	1,682
12. RELATED PARTY TRANSACTIONS
     In August 2001, the Company entered into a written lease agreement and an oral management agreement with S&B Business Services, an affiliate of Brad LaCore, the brother of Terry LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company, and Sherry LaCore, Brad LaCore’s spouse. Under the terms of the two agreements, S&B Business Services provided warehouse facilities and certain equipment, managed and shipped inventory, provided independent distributor support services and disbursed payments to independent distributors. In exchange for these services, the Company paid $18,000 annually for leasing the warehouse, $3,600 annually for the lease of warehouse equipment and $120,000 annually for the management services provided, plus an annual average of approximately $12,000 for business related services. The Company paid S&B Business Services approximately $18,000 during 2006. No amounts were paid during 2007.
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
     In connection with its acquisition of MarketVision Communications Corporation (“MarketVision”) in 2004, the Company entered into a Software License Agreement, with MarketVision Consulting Group, LLC, a limited liability company owned by John Cavanaugh, the President of MarketVision, and Jason Landry, a Vice President of MarketVision (the “Licensee”). Upon an Event of Default (as defined), the Software License Agreement grants, among other things, the Licensee with an irrevocable, exclusive, perpetual, royalty free, fully-paid, worldwide, transferable, sublicensable right and license to use, copy, modify, distribute, rent, lease, enhance, transfer, market, and create derivative works to the MarketVision software. An “Event of Default” under the Software License Agreement includes a “Share Default,” which is defined as the market value per share of the Company failing to equal or exceed $10.00 per share for any one rolling period of six months for a certain period following the acquisition of MarketVision. The last time that the Company’s stock closed at or above $10.00 per share was February 16, 2006, and a Share Default would otherwise have occurred on August 17, 2006. The parties to the Software License Agreement amended that agreement to provide that no Share Default would occur prior to December 31, 2006. No further amendments have been entered into, and as a result, the Company is currently in default.
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
     A former director of the Company’s China subsidiary is the sole director of Access Int’l (Zhuhai Ftz) Warehousing & Trading Co. Ltd. and its group (collectively, “Access”), a transportation and logistics company, and the owner of Info Development Ltd. (“Info”), an import services company, both of which provided services to the Company’s Hong Kong subsidiary. Payments totaling approximately $207,000 and $340,000 were paid to Access and Info during 2006, respectively. Services provided by Access were transitioned to a third-party transportation and logistics company at the beginning of 2006. Payments totaling approximately $304,000 were paid to Info during 2007. At December 31, 2007, approximately $25,000 was due to Info.
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mark Woodburn, former President and director of the Company, have owned since 1998, and continued to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $3.6 million and $1.8 million during 2006 and 2007, respectively. At December 31, 2007, approximately $84,000 was due to Aloe and certain of its affiliates.
     On February 10, 2006, the Company entered into an escrow agreement (the “Escrow Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, an affiliate of Messrs. Woodburn and LaCore, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Escrow Agreement, (i) the Company issued and deposited with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Messrs. Woodburn and LaCore deposited with the Agent $1,206,000 in cash (the “Cash Deposit”). The Escrowed Shares were the shares of common stock issuable upon the cashless exercise of stock options issued in 2001 and 2002 to Mr. LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrow Shares was based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
     The Escrowed Shares were issued to the Agent upon receipt from the Agent of an irrevocable proxy to the Company to vote the Escrowed Shares on matters presented at meetings of stockholders or written consents executed in lieu thereof. The parties also agreed that the Agent would hold the Escrowed Shares and the Cash Deposit until it received (i) joint written instructions from the Company, Messrs. Woodburn and LaCore, or (ii) a final non-appealable order from a court of competent jurisdiction.
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
     On March 21, 2007, the Company entered into a temporary week-to-week agreement with Mr. LaCore to administer certain distributor positions at the top of the Company’s distribution network “tree” and commissions accrued and payable to those positions for periods beginning on and after February 12, 2007. These are the same positions held by the distributor that indirectly made the payments to Messrs. Woodburn and LaCore that were discovered by the Audit Committee’s independent investigator on November 10, 2005 (as previously disclosed). Under the temporary agreement, Mr. LaCore was expected to provide certain master distributor services and provide leadership and support to the Company’s other distributors, all of whom are “down-lines” of the positions temporarily administered by Mr. LaCore. In return, the Company agreed to pay the commissions generated by these positions under the Company’s distributor compensation plan to Mr. LaCore, who in turn agreed to pay some or all of the commissions to other distributors’ downline. The amount of gross commissions paid to Mr. LaCore for temporary administration of these positions during 2007 was $741,000. The Company terminated the week-to-week agreement with Mr. LaCore on October 26, 2007.
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

13. SEGMENT INFORMATION
     The Company sells products to a distributor network that operates in a seamless manner from market to market, except for the Chinese market. The Company believes that each of its operating segments should be aggregated into a single reportable segment as they have similar economic characteristics. In making this determination, the Company believes that each of the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.
     The Company’s e-commerce retail business launched in China during June 2007 does not require a direct selling license and allows for discounts on volume purchases. There is no separate segment manager who is held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for the Chinese market on a stand-alone basis. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.
     The Company’s net sales and long-lived assets by market are as follows (in thousands):

	Year Ended December 31,
	2006	2007
Net sales to external customers:
North America	$14,144	$7,743
Hong Kong	88,835	47,240
China	—	538
Taiwan	4,367	5,861
Southeast Asia	1,710	883
South Korea	12,538	9,334
Australia/New Zealand	1,284	686
Japan	6,761	2,196
Latin America	3,496	990
Other[1]	293	1,030

Total net sales	$133,428	$76,501

[1]	Represents product sales to KGC Networks Ptd Ltd. as part of a separate agreement entered into effective December 31, 2005 upon the sale of the Company’s 51% interest in KGC to Bannks Foundation.

	December 31,
	2006	2007
Long-lived assets:
North America	$18,259	$5,660
Hong Kong	393	260
Taiwan	157	150
Southeast Asia	151	65
China	3,550	3,702
South Korea	2,200	2,879
Australia/New Zealand	26	—
Japan	649	44
Latin America	562	16
Other	12	13

Total long-lived assets	$25,959	$12,789

     Due to system constraints, it is impracticable for the Company to separately disclose product and enrollment package revenue for the years presented.
14. LIQUIDITY
     At December 31, 2007, the Company had cash and cash equivalents of $6.3 million and a working capital deficit of $3.2 million. During 2006 and 2007, the Company incurred significant, recurring losses from operations and negative operating cash flows. Sales decreased significantly during these years and the Company was unable to control the sales decline or cut operating expenses sufficiently to avoid the negative operating results. The Company’s losses attributable to common stockholders were $11.5 million and $27.0 million during 2006 and 2007, respectively.
     The Company has taken several actions to ensure that it will continue as a going concern. It has planned for and executed many cost reduction initiatives since the end of the third quarter of 2007, such as headcount reductions, which include the termination of multiple management-level positions in Greater China and North America, lease terminations, and reductions in discretionary expenses. As a result, the Company believes that its current cash breakeven level has been significantly reduced.
     The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007, and the proceeds received from the private placements consummated in May and October 2007 should be adequate to fund normal business operations expected in the near future, assuming no significant unforeseen expense or further revenue decline.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

Item 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 due to the material weakness identified as part of management’s evaluation of internal control over financial reporting discussed below. As a result, the Company performed additional account analysis and reconciliations to ensure the consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented.
Management’s Annual Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management evaluated the effectiveness of the Company’s internal control over financial reporting by using the criteria established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of the material weakness described below, and based on the criteria set forth in “Internal Control — Integrated Framework” issued by the COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2007, management determined the combination of deficiencies identified at the Company’s subsidiary in Taiwan results in a material weakness in the Company’s internal control over financial reporting. The deficiencies are due to the lack of evidential documentation supporting the reconciliation and review of certain account balances. Management believes this control deficiency results primarily from significant staff and supervisor turnover that occurred in Taiwan during the fourth quarter of 2007. Accordingly, management concluded that, if not detected and prevented, this deficiency could have resulted in a material misstatement of the Company’s most significant account balances, such as cash, inventories, accrued distributors commissions as well as the related income or expense accounts.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
     During the most recently completed fiscal quarter, each of the following changes in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting:
•	Significant staff and supervisor turnover of the accounting and finance staff in Taiwan resulted in the deficiency described above. Management believes the employee turnover was due to a poorly defined reporting relationship within the region. A new line of reporting was established during December 2007. The Company is currently taking steps to remediate the deficiency by hiring a new, qualified finance manager and developing an action plan for reconciliation and review of each account balance. Additionally, management believes the action plan will include an initiative to improve efficiency and eliminate redundant tasks currently performed by the accounting and finance staff in Taiwan.

•	As part of the Company’s efforts to reduce operating costs and regain profitability, the Company eliminated management-level positions in Greater China, terminated certain of its Corporate accounting and finance staff and discontinued its subscription to compliance training programs provided by WeComply, Inc. concerning fraud awareness, insider trading, and the Foreign Corrupt Practices Act. Management believes that the cost savings from such actions outweigh any increase in control risk.
     In connection with the application of Section 404 of the Sarbanes-Oxley Act of 2002 to the Company, the Company addressed the material weaknesses in internal control over financial reporting disclosed in its prior year Form 10-K. The Company implemented additional controls and control enhancements for certain of these material weaknesses, including the following.
•	Control Environment — the Company’s control environment is overseen by its principal executive officer and principal financial officer whose appointments, as well as the new policies since instituted, have set the tone for a greater level of emphasis on business ethics and internal control. Both of these individuals were responsible for detecting and reporting improper activities committed by two of the Company’s previous executive officers prior to fiscal 2006.

•	Internal Audit Function — Management has determined that its existing corporate governance controls are sufficient and do not warrant supplementing with an internal audit function.

•	Related Party Transactions — the Company has not allowed any additional related party transactions since fiscal 2005. The Company’s new procedure for director and officer questionnaires is to annually survey its directors and officers for the existence of any related party transactions or conflicts-of-interest.

•	Subsidiary Operations — the Company incorporated subsidiary period-end checklists and questionnaires into its financial reporting close process to ensure that subsidiary operating activity is recorded, processed, summarized and reported within the appropriate time period.

•	Expense Reimbursement Procedures — the Company has enhanced its policies and procedures regarding expense reimbursement procedures at its corporate office. Scrutiny of expense reimbursement procedures have been tightened to require multiple approvals for each submitted expense report and corporate credit cards involving executive officers have been cancelled.

•	Independent Distributor Relationships — from time to time the Company enters into agreements for business or market development, which may result in additional compensation to specific distributors. The Company requires that each of these arrangements is substantiated by documentation which includes the underlying terms and conditions.
Item 9B. OTHER INFORMATION
     None.

Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item is incorporated by reference to Natural Health Trends Corp.’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Annual Proxy Statement”).
Item 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the Annual Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated by reference to the Annual Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated by reference to the Annual Proxy Statement.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item is incorporated by reference to the Annual Proxy Statement.

Part IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Documents filed as part of this Form 10-K:
1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.

2.	Financial Statement Schedules. Except as provided below, all financial statement schedules have been omitted because they are not required, not applicable, or because the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to Costs
	Beginning	and Expenses/		Balance at End
Description	of Period	Against Net Sales (1)	Deductions (2)	of Period
	(In Thousands)

Reserve for obsolete inventory
Year ended December 31, 2007	$3,320	$489	$(1,987)	$1,822
Year ended December 31, 2006	$693	$2,823	$(196)	$3,320

Reserve for KGC receivable
Year ended December 31, 2007	$1,354	$—	$(565)	$789
Year ended December 31, 2006	$2,759	$—	$(1,405)	$1,354

Accrual for sales returns
Year ended December 31, 2007	$1,797	$2,898	$(3,941)	$754
Year ended December 31, 2006	$1,743	$6,472	$(6,418)	$1,797

(1)	Additions to the reserve for obsolete inventory are charged to cost of sales. Additions to the accrual for sales returns are recorded as a reduction to net sales.

(2)	Deductions to the reserve for obsolete inventory reflect disposals of obsolete inventory. Deductions to the accrual for sales returns reflect amounts refunded.
3.	Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as a part of, and are incorporated by reference into, this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.
Date: March 31, 2008	/s/ Chris T. Sharng
Chris T. Sharng
President (Principal Executive Officer)

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS that each of Natural Health Trends Corp., a Delaware corporation, and the undersigned directors and officers of Natural Health Trends Corp., hereby constitutes and appoints Chris T. Sharng and Gary C. Wallace, or any one of them, its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris T. Sharng Chris T. Sharng	President (Principal Executive Officer)	March 31, 2008

/s/ Timothy S. Davidson Timothy S. Davidson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Randall A. Mason	Chairman of the Board and Director	March 31, 2008
Randall A. Mason

/s/ Stefan W. Zuckut	Director	March 31, 2008
Stefan W. Zuckut

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).

3.2	Certificate of Designations, Rights and Preferences of the Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 9, 2007).

3.3	By-Laws of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.02 to Current Report on Form 8-K filed on July 12, 2005).

4.1	Specimen Certificate for shares of common stock, $.001 par value per share, of Natural Health Trends Corp. (incorporated by reference to Exhibit 4.01 to Annual Report on Form 10-K filed on May 8, 2006).

10.1	Form of Common Stock Purchase Warrant issued in October 2004 Private Placement (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on November 12, 2004).

10.2	Form of Stock and Warrant Purchase Agreement (U.S. Purchaser) dated May 4, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 9, 2007).

10.3	Form of Stock and Warrant Purchase Agreement (Non-U.S. Purchaser) dated May 4, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 9, 2007).

10.4	Form of Warrant to Purchase Shares of Common Stock of the Company, dated May 4, 2007 and issued to certain Purchasers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 9, 2007).

10.5	Securities Purchase Agreement dated October 19, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 22, 2007).

10.6	Form of Registration Rights Agreement signed by the Company and the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 22, 2007).

10.7	Form of Variable Rate Convertible Debenture issued to the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 22, 2007).

10.8	Form of Seven Year and One Year Warrants to Purchase Shares of Common Stock of the Company issued by the Company to the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 22, 2007).

10.9	Settlement agreement dated as of October 31, 2006, by and among Terry LaCore, Mark D. Woodburn and Natural Health Trends Corp. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 1, 2006).

10.10	Indemnification agreement effective as of October 31, 2006 by and among Natural Health Trends Corp., Terry LaCore and Mark D. Woodburn (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 1, 2006).

10.11	Voting agreement, dated as of October 31, 2006, by and among Natural Health Trends Corp., Terry L. LaCore and Mark D. Woodburn (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on November 1, 2006).

10.12	Stockholders Agreement, dated as of March 31, 2004, by and among the Company, John Cavanaugh, Terry LaCore and Jason Landry (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 15, 2004).

10.13	Lease by and between CLP Properties Texas, LLP and Natural Health Trends Corp. dated as of June 18, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 24, 2005).

10.14	Agreement dated December 21, 2005 between Natural Health Trends Corp. and KGC Networks Pte Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 28, 2005).

+10.15	2002 Stock Plan, as amended (incorporated by reference to Appendix C to Definitive Proxy Statement filed on April 27, 2005).

+10.16	Form of Notice of Grant of Stock Option Agreement under the Company’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 1, 2005).

+10.17	2007 Annual Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed on October 20, 2006).

+10.18	2007 Equity Incentive Plan (incorporated by reference to Appendix B to Definitive Proxy Statement filed on October 20, 2006).

Exhibit
Number	Exhibit Description
+10.19	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Company’s 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on May 11, 2007).

+10.20	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).

+10.21	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Timothy S. Davidson dated April 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2007).

+10.22	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Gary C. Wallace dated April 23, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 26, 2007).

+10.23	Employment letter agreement dated as of December 8, 2006 between Natural Health Trends Corp. and John Cavanaugh (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2006).

+10.24	Non-competition and proprietary rights assignment agreement dated as of December 8, 2006 between Natural Health Trends Corp. and John Cavanaugh (incorporated by reference to Exhibit 10.2to Current Report on Form 8-K filed on December 13, 2006).

+10.25	Form of Indemnification Agreement dated December 13, 2005, between Natural Health Trends Corp. and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2005).

+10.26	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Curtis Broome dated April 23, 2007 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on April 26, 2007).

+10.27	Employment letter agreement dated as of July 31, 2006 between Natural Health Trends Corp. and Stephanie Hayano (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 3, 2006).

+10.28	Non-competition and proprietary rights assignment agreement dated as of July 31, 2006 between Natural Health Trends Corp. and Stephanie Hayano (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 3, 2006).

+10.29	Severance Agreement dated as of February 21, 2007 between Natural Health Trends Corp. and Stephanie Hayano (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 26, 2007).

+10.30	Letter agreement dated as of March 1, 2006 between Natural Health Trends Corp. and Robert H. Hesse (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 16, 2006).

+10.31	Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost (incorporated by reference to exhibit to Annual Report on Form 10-KSB filed on April 16, 2002).

+10.32	Amendment No. 1 to Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on March 31, 2005).

14.1	Worldwide Code of Business Conduct, as revised (incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed on March 28, 2007).

14.2	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.2 to Annual Report on Form 10-K filed on March 31, 2005).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Lane Gorman Trubitt, L.L.P. (filed herewith).

24.1	Power of Attorney (see signature page).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Management contract or compensatory plan