Form 10-K/A
period 2007-12-31
NATURAL HEALTH TRENDS CORP
filed 2008-04-29
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-26272
NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2705336 (I.R.S. Employer Identification No.)

2050 Diplomat Drive Dallas, Texas (Address of principal executive offices)	75234 (Zip code)
Registrant’s telephone number, including area code: (972) 241-4080
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 par value	Name of each exchange on which registered The Nasdaq Stock Market LLC (Nasdaq Capital Market)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2007: $26,614,106
At April 21, 2008, the number of shares outstanding of the registrant’s common stock was 10,347,126 shares.

NATURAL HEALTH TRENDS CORP.
EXPLANATORY NOTE
     Natural Health Trends Corp. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008 (the “Form 10-K”) to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

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
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from forward-looking statements include the risks described under the caption “Risk Factors” in the Form 10-K, which include the following:
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
     Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in the Form 10-K, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.
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

Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The biographical information for each director of the Company is set forth below:
     Randall A. Mason. Mr. Mason has been a director of the Company since May 2003 and has served as Chairman of the Board of Directors since March 2006. Mr. Mason founded and has served as President and Chief Executive Officer of Marden Rehabilitation Associates, Inc. since 1989. Marden Rehabilitation Associates, Inc. is a private, Midwest U.S. ancillary provider of rehabilitative therapy services and home healthcare. Mr. Mason is 49 years of age. He has a bachelor degree in chemical engineering from the University of Pittsburgh.
     Stefan W. Zuckut. Mr. Zuckut has served as a director of the Company since May 2007. Mr. Zuckut has since November 2005 served as Vice President, Corporate Development with Blade Network Technologies, Inc., a computer networking company. He was a partner of Top Sight Capital, a hedge fund, from January 2005 to May 2005, and served as an analyst for Bowman Capital, a hedge fund, from July 2003 to December 2004. From October 1999 to April 2003, he served as Manager, Corporate Development, for Agilent Technologies, Inc., which provides electronic and chemical measurement solutions to various industries. Prior to that, he worked in various professional positions at Atlantic Richfield Co., Mattel Inc. and McKinsey & Co. Mr. Zuckut is 47 years of age. He has a Ph.D. degree from the University of Cologne, a master in business administration degree (“MBA”) from the University of Chicago and a master degree in science from the Darmstadt Institute of Technology in Germany.
     Biographical information regarding the Company’s executive officers is as follows:
     Chris T. Sharng. Mr. Sharng has served as President of the Company since February 2007. He previously served as Executive Vice President and Chief Financial Officer of the Company from August 2004 to February 2007, although Mr. Sharng also performed the functions of the principal executive officer of the Company from April 2006 to August 2006. From March 2006 to August 2006, Mr. Sharng also served as a member of the Company’s Executive Management Committee, which was charged with managing the Company’s day-to-day operations while a search was conducted for a new chief executive officer for the Company. From March 2004 through July 2004, Mr. Sharng was the Chief Financial Officer of NorthPole Limited, a privately held Hong Kong-based manufacturer and distributor of outdoor recreational equipment. From October 2000 through February 2004, Mr. Sharng was the Senior Vice President and Chief Financial Officer of Ultrak Inc., which changed its name to American Building Control Inc. in 2002, a Texas-based, publicly traded company listed on NASDAQ that designed and manufactured security systems and products. From March 1989 through July 2000, Mr. Sharng worked at Mattel, Inc., most recently as the Vice President of International Finance. Mr. Sharng is 44 years of age. Mr. Sharng has an MBA from Columbia University and received his bachelor degree from National Taiwan University.
     Timothy S. Davidson. Mr. Davidson has served as the Company’s Chief Financial Officer and Senior Vice President since February 2007. He previously served as the Company’s Chief Accounting Officer from September 2004 to February 2007. From February 2000 to February 2001, Mr. Davidson was Manager of Financial Reporting for a Dallas-based telecommunications company, IP Communications, Inc. From March 2001 to September 2004, Mr. Davidson was Corporate Controller for another telecommunications company, Celion Networks, Inc., located in Richardson, Texas. From December 1994 through January 2000, Mr. Davidson was employed by Arthur Andersen, LLP, most recently as an Audit Manager. Mr. Davidson is 37 years of age. Mr. Davidson has a master degree in professional accounting from the University of Texas at Austin and received his bachelor degree from Texas A&M University at Commerce.
     Gary C. Wallace. Mr. Wallace has served as the Company’s General Counsel, Chief Ethics and Compliance Officer and Secretary since January 2006. Prior to that, Mr. Wallace was a shareholder in the Dallas, Texas law firm of de la Garza & Wallace, PC since March 2001. Mr. Wallace has practiced business and corporate law in Dallas, Texas since 1982. Mr. Wallace is 51 years of age. Mr. Wallace received his law degree and bachelor degree from the University of Texas at Austin.
     John F. Cavanaugh. Mr. Cavanaugh has been the Chief Executive Officer of MarketVision since its founding in 2000 and its President after its acquisition by the Company in March 2004. From March 2006 to August 2006, Mr. Cavanaugh also served as a member of the Company’s Executive Management Committee, which was charged with managing the Company’s day-to-day operations while a search was conducted for a new chief executive officer for the Company. From 1997 until 2000, Mr. Cavanaugh was the founder and CEO of WebWizard LLC, an internet application design company. Mr. Cavanaugh is 47 years of age. Mr. Cavanaugh studied at Gonzaga University.

Section 16(A) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’ equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Zuckut filed a Form 3 late and Mr. Cavanaugh filed two Form 4s reporting four transactions late.
Code of Ethics
     The Company has a Code of Business Conduct and a Code of Ethics for Senior Financial Officers (collectively, the “Codes”) that apply to our employees, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and directors. The Codes are intended to establish standards necessary to deter wrongdoing and to promote compliance with applicable governmental laws, rules and regulations and honest and ethical conduct. The Codes cover all areas of professional conduct, including conflicts of interest, fair dealing, financial reporting and disclosure, protection of Company assets and confidentiality. Employees have an obligation to promptly report any known or suspected violation of the Codes without fear of retaliation. Waiver of any provision of the Codes for executive officers and directors may only be granted by the Board of Directors or one of its committees and any such waiver or modification of the Codes relating to such individuals will be disclosed by the Company on its website. The Codes are available on the Company’s website, www naturalhealthtrendscorp.com.
Audit Committee Matters
     The Board of Directors maintains an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. Stefan W. Zuckut serves as Chairman of the Audit Committee and Randall A. Mason also serves as a member of the Audit Committee. The Board of Directors has determined that Mr. Zuckut meets the SEC criteria of an “audit committee financial expert” and that he meets the requirements of Nasdaq Marketplace Rule 4350 relating to “independence” for audit committee members and for financial oversight responsibility.

Item 11. EXECUTIVE COMPENSATION
     The following table provides information concerning the compensation for the years ended December 31, 2006 and 2007, for our principal executive officer, our former principal executive officer and the two other most highly compensated executive officers during 2007 (collectively, the “named executive officers”):
Summary Compensation Table

					Stock
		Salary	Bonus		Awards[1]					Total
Name and Principal Position	Year	($)	($)		($)	Option Awards		All Other		($)

Chris T. Sharng, President	2006	$250,000	$—		$—	$139,427		$9,900	[3]	$399,327
	2007	250,000	—		193,792	—		10,125	[3]	453,917
Curtis E. Broome, former Worldwide	2006	250,000	50,000		—	85,895		112,000	[7]	497,895
President of NHT Global	2007	250,000	—		64,295	—		161,507	[7]	475,802
John F. Cavanaugh,	2006	193,462	89,200		—	17,025		9,900	[3]	309,587
President of MarketVision	2007	211,032	—		67,533	—		9,496	[3]	280,061
Stephanie S. Hayano, former	2006	126,923	92,500	[4]	—	37,804	[5]	41,448	[6]	298,675
Chief Executive Officer and President	2007	49,482	—		—	—		271,716	[6]	321,198

[1]	The amounts appearing in the Stock Awards column represent the SFAS No. 123(R) compensation expense, prior to any estimated forfeitures, recognized during fiscal 2007 for stock awards granted and for stock options exchanged for stock awards during fiscal 2007. See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and “—Named Executive Officer Compensation Arrangements” below.

[2]	The amounts appearing in the Option Awards column represent the SFAS No. 123(R) compensation expense, prior to any estimated forfeitures, recognized during fiscal 2006. See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and “—Named Executive Officer Compensation Arrangements” below.

[3]	Represents employer matching contributions under the Company’s defined contribution plan.

[4]	Includes a $30,000 signing bonus and a $62,500 guaranteed bonus for fiscal 2006.

[5]	Ms. Hayano’s employment with us terminated before any of these options vested, so they were all forfeited.

[6]	Includes a housing allowance of $27,500 and personal travel expenses of $13,948 during fiscal 2006, and severance payments of $253,846, a housing allowance of $5,000 and vacation compensation of $12,870 during fiscal 2007.

[7]	Includes an annual housing and living allowance equal to $112,000 per annum. Year 2007 also includes $31,507 for unused vacation through December 31, 2007, $12,179 for tax preparation services and $5,821 for relocation expenses.

     The following table summarizes all outstanding equity awards held by our named executive officers as of December 31, 2007:
Outstanding Equity Awards at December 31, 2007

	Stock Awards
			Market Value of Shares
	Number of Shares or		or Units of Stock That
	Units of Stock That		Have Not Vested
Name	Have Not Vested (#)		($)[1]

Chris T. Sharng	107,033	[2]	$129,510
	30,000	[3]	36,300
Curtis E. Broome	—		—
John F. Cavanaugh	140,758	[2]	170,317
	20,000	[3]	24,200
Stephanie S. Hayano	—		—

[1]	Market value is computed by multiplying the closing market price of the Company’s stock as of December 31, 2007 of $1.21 per share by the number of shares of stock that have not vested.

[2]	One-twelfth of the shares will vest quarterly on March 15, June 15, September 15, and December 15 of each year through March 15, 2010.

[3]	Two-twelfths of the shares will vest on June 15, 2008, and one-twelfth of the shares will vest quarterly on March 15, June 15, September 15, and December 15 of each year thereafter through December 15, 2010.

Named Executive Officer Compensation Arrangements
     Chris T. Sharng. We entered into an employment agreement with Mr. Sharng as our Executive Vice President and Chief Financial Officer in August 2004. The agreement provided for the payment to Mr. Sharng of a base salary of $250,000 in 2006. We entered into a new employment agreement with Mr. Sharng on April 23, 2007, which provides for a base salary of $250,000 in 2007. The base salary for Mr. Sharng is subject to a minimum 3% annual increase each January 1st. Mr. Sharng is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.
     Curtis E. Broome. We entered into an employment letter agreement with Mr. Broome on July 18, 2006. The agreement provided for the payment to Mr. Broome of an annual base salary of $250,000 for 2006. The agreement also provided for the payment to Mr. Broome of a signing bonus of $50,000 and an annual housing and living allowance equal to $80,000 per annum (as Mr. Broome was based in Hong Kong), and entitled Mr. Broome to participate in our standard benefits program available to our United States employees. His annual housing and living allowance was subsequently increased to $112,000, effective as of January 1, 2006. These compensation terms were included in a new employment agreement that we entered into with Mr. Broome in April 2007. His employment was terminated on December 31, 2007.
     John F. Cavanaugh. In connection with our acquisition of MarketVision Communications Corporation (“MarketVision”) in March 2004, we entered into an employment agreement with Mr. Cavanaugh for a term of three years providing for an annual salary of $193,000. On December 8, 2006, we, MarketVision and Mr. Cavanaugh entered into a new employment agreement that replaced and superseded the previous agreement in its entirety. The new agreement has a three year term and provides that Mr. Cavanaugh will continue to serve as President of MarketVision. The employment agreement provides Mr. Cavanaugh with a retention bonus of $89,200 along with an annual salary of $205,000 through December 31, 2006. Commencing on January 1, 2007 and on each January 1st thereafter during the term of the agreement, Mr. Cavanaugh’s salary will increase by 3% if his performance is satisfactory. Mr. Cavanaugh is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.
     Stephanie S. Hayano. Under our original agreement with Ms. Hayano, we agreed to pay Ms. Hayano an annual base salary of $300,000 plus an annual bonus equal to 50% of her base salary if certain of our annual performance goals are achieved. For fiscal 2006, the Compensation Committee agreed to pay Ms. Hayano a guaranteed cash bonus equal to $62,500 and a signing bonus equal to $30,000. In addition, we agreed to pay a temporary living allowance equal to $5,000 per month through January 31, 2007, or until she relocated to the Dallas metropolitan area, whichever is sooner. Ms. Hayano was also granted options to purchase 150,000 shares of our common stock at an exercise price of $2.79 per share. The options were to vest in equal annual installments over a three year period commencing on July 31, 2007 and expire on July 31, 2011. Because of Ms. Hayano’s severance from the Company, these options never vested. Effective February 21, 2007, Ms. Hayano resigned as our President and Chief Executive Officer and as a member of our Board of Directors. In exchange for a general release of all claims against us, we agreed to (a) continue to pay Ms. Hayano’s salary for a period of 12 months, less any amounts paid, due or promised to her as compensation from third parties during that period and pay her health insurance premiums in the amount of $8,627, (b) pay her the $62,500 guaranteed cash bonus for fiscal year 2006 due to her under the employment agreement with us, and (c) give her a release of claims arising from or related to facts within the knowledge of our Board of Directors, executive management, or general counsel.
     Stock Option Grants. On June 24, 2004, the Company granted 34,124 stock options to Mr. Sharng. On October 31, 2005, the Company granted 15,000 and 12,500 stock options to Messrs. Sharng and Broome, respectively, and on November 25, 2005, the Company granted 12,500, 25,000 and 7,500 stock options to Messrs. Sharng, Broome and Cavanaugh, respectively. Additionally, on November 17, 2006, the Company granted 28,000 stock options to Mr. Broome. Except for the grant to Mr. Broome on November 17, 2006, each of these grants was cancelled in exchange for shares of restricted stock in June 2007. The grant to Mr. Broome on November 17, 2006, was forfeited when Mr. Broome’s employment terminated as of December 31, 2007.
     2007 Restricted Stock Grants. On April 21, 2007, the Company awarded 111,900, 84,400 and 99,400 shares of restricted stock to Messrs. Sharng, Broome and Cavanaugh, respectively, and on December 31, 2007, the Company awarded 30,000 and 20,000 shares of restricted stock to Messrs. Sharng and Cavanaugh, respectively, under the Company’s 2007 Equity Incentive Plan. The awards of restricted stock vest quarterly on a pro rata basis over a three-year period. 63,301 shares of the restricted stock awarded to Mr. Broome were forfeited when Mr. Broome’s employment terminated as of December 31, 2007.
     2007 Exchange of Restricted Stock for Stock Options. On May 25, 2007, the Company filed a Schedule TO with the Securities and Exchange Commission offering eligible option holders the opportunity to exchange outstanding stock options with an exercise price greater than $9.00 per share, which were originally granted under the Company’s 2002 Stock Option Plan, for shares of restricted stock that would be awarded under the 2007 Equity Incentive Plan upon the terms and subject to the conditions set forth in the Offer to Exchange. The number of restricted stock awards that the Company offered in exchange for each eligible stock option was determined by an exchange ratio established for that specific stock option. The exchange ratio was determined based on a number of factors, including the value of outstanding eligible stock options based on the Black-Scholes option pricing model. The aggregate value of the restricted stock awards that were offered was roughly comparable to the aggregate Black-Scholes value of the eligible options surrendered for exchange. The offering period expired on June 25, 2007, and pursuant to the Offer to Exchange, the Company accepted for cancellation stock options to purchase an aggregate of 499,124 shares of common stock in exchange for 197,896 shares of restricted stock. Messrs. Sharng, Broome and Cavanaugh surrendered 61,624, 37,500 and 261,080 options, respectively, and received 30,812, 18,750 and 88,277 shares of restricted stock, respectively, pursuant to the Offer to Exchange. All restricted stock awards issued in exchange for eligible stock options vest quarterly on a pro rata basis over a three-year period. 14,062 shares of restricted stock awarded to Mr. Broome were forfeited when Mr. Broome’s employment terminated as of December 31, 2007.
Severance and Post-Termination Payment Arrangements
     We have entered into employment agreements with each of our named executive officers. Under certain of these agreements, we are required to provide compensation to these officers in the event of the termination of the executive’s employment. Details for each named executive officer are set forth below.
     Chris T. Sharng. Our current employment agreement with Mr. Sharng that was entered into on April 23, 2007 provides that if Mr. Sharng’s employment with us is terminated voluntarily by him for “good reason” that has not been cured by us within 30 days of such notice, or is terminated by us without cause, other than in connection with a change of control, then Mr. Sharng will be entitled to the continuation of the payment of his salary, plus health and medical insurance coverage, for a period of up to one year following the termination date, or until the earlier date upon which he becomes engaged in any “competitive activity” or breaches the terms of his Non-Competition Agreement with us.
     If Mr. Sharng’s employment with us is terminated by us without cause during the period commencing on the date that is 30 days prior to a change of control through and including a date that is 18 months following the change of control, he is entitled to the continuation of the payment of his salary, plus health and medical insurance coverage for a period of up to two years, plus health and medical insurance coverage for the same two year period following the termination date. This payment is due in a lump sum 30 days after the termination date.
     In order to be entitled to receive the severance amount in either of the above scenarios, Mr. Sharng must execute a full general release of all claims against us and our affiliates.
     A “change of control” is defined as: (i) When any “person” as defined in Section 3(a)(9) of the Securities and Exchange Act of 1934, as amended, and as used in Section 13(d) and 14(d) thereof including a “group” as defined in Section 13(d) of the Exchange Act, but excluding the Company or any subsidiary or any affiliate of the Company or any employee benefit plan sponsored or maintained by the Company or any subsidiary of the Company (including any trustee of such plan acting as trustee), becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities; or (ii) when, during any period of 24 consecutive months, the individuals who, at the beginning of such period constituted the Board of Directors (the “Incumbent Directors”) cease for any reason other than death to constitute at least a majority thereof, provided, however, that a director who was not a director at the beginning of such 24-month period shall be deemed to have satisfied such 24-month requirement (and be an Incumbent Director) if such director was elected by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors either actually (because they were directors at the beginning of such 24 month period) or through the operation of this provision; or (iii) the occurrence of a transaction requiring stockholder approval under applicable state law for the acquisition of the Company by an entity other than the Company or a subsidiary or an affiliated company of the Company through purchase of assets, or by merger, or otherwise; provided however, that none of the foregoing shall constitute a change of control if such transaction, event or occurrence is approved by, or consented to, by Mr. Sharng.
     Mr. Sharng will be subject to a covenant not to compete for six months following his termination and thereafter as long as his severance payments continue (other than severance in connection with a change of control).
     Curtis E. Broome. Our employment agreement with Mr. Broome that was entered into on April 23, 2007, contains the same severance, change of control, and non-competition provisions as those set out in our agreement with Mr. Sharng dated April 23, 2007. In addition to the severance benefits to which Mr. Broome is entitled under the terms of his employment agreement, in connection with the termination of Mr. Broome’s employment as of December 31, 2007, the Company paid the estimated cost of relocating his household items back to Dallas, Texas from Hong Kong.
     John F. Cavanaugh. Our employment agreement with Mr. Cavanaugh provides that if his employment with us is terminated without “cause” or terminated voluntarily by him for “good reason,” he is entitled to the continuation of the payment of his salary, plus health and medical insurance coverage for a period of up to two years following the termination date, or until the earlier date upon which he becomes engaged in any “competitive activity” or breaches the terms of his Non-Competition Agreement with us.
     If Mr. Cavanaugh’s employment with us is terminated by us without cause or by him for “good reason” during the period commencing on the date that is 30 days prior to a change of control through and including the date that is 18 months following a change of control, he is entitled to the continuation of the payment of his salary, plus health and medical insurance coverage for a period of up to three years following the termination date, or until the earlier date upon which he becomes engaged in any competitive activity or breaches the terms of his Non-Competition Agreement with us.
     Stephanie S. Hayano. Under our employment agreement with Ms. Hayano, if she had relocated permanently to Dallas, she would have been entitled to certain severance payments. If she had relocated and her employment with us were terminated without “cause” or terminated voluntarily by her for “good reason,” she would have been entitled to the continuation of the payment of her salary, plus health and medical insurance coverage for a period of up to two years following the termination date, or until the earlier date upon which she became engaged in any “competitive activity” or breached the terms of her Non-Competition Agreement with us. Ms. Hayano did not relocate to Dallas, so she was not entitled to any severance payments under the terms of her original employment agreement.
     If Ms. Hayano had relocated to the Dallas area, and her employment with us had been terminated without “cause” or by her for “good reason” during the period commencing on the date that is 30 days prior to a change of control through and including the date that is 18 months following a change of control, she would have been entitled to the continuation of the payment of her salary, plus health and medical insurance coverage for a period of up to three years following the termination date, or until the earlier date upon which she became engaged in any “competitive activity” or breached the terms of her Non-Competition Agreement with us. Ms. Hayano did not relocate to Dallas, so she was not entitled to any change of control payments under the terms of her original employment agreement.
     For a description of the payments we made to Ms. Hayano upon the actual termination of her employment, please see “— Employment Agreements.”
Director Compensation
     Each non-employee member of our Board of Directors receives a cash retainer, plus the reimbursement of their respective out-of-pocket expenses incurred in connection with the performance of their duties as directors, and a discretionary restricted stock award. A cash retainer was paid in 2007 to each director monthly, with each of Messrs. Martino, Morris, O’Brien and Zuckut receiving a monthly retainer of $3,333, Sir Brian Wolfson receiving a monthly retainer of $4,167 and Mr. Mason receiving a monthly retainer of $5,333. Messrs. Martino and Zuckut received an additional payment of $2,000 per month for services rendered as Chairman of the Audit Committee. Mr. Morris also received an additional payment of $3,333 per month under a consulting engagement to assist with general business matters in 2007 following his resignation as a director.
     On April 21, 2007, the Company awarded 37,500, 30,000 and 30,000 shares of restricted stock to Messrs. Mason, Martino, and Wolfson, respectively. These restricted stock awards vested immediately on the date of grant. In addition, in connection with the election of Mr. Zuckut to the Board of Directors on May 23, 2007, the Company awarded 8,750 shares of restricted stock to Mr. Zuckut, which vest quarterly on a pro rata basis over a three-year period. On December 31, 2007, the Company awarded 30,000 shares of restricted stock to each of Messrs. Mason and Zuckut, of which two-twelfths vest on June 15, 2008, and one-twelfth vest quarterly thereafter.
     On July 23, 2007, the Company accepted for cancellation from Messrs. Mason and Martino stock options to purchase 67,500 and 7,500 shares of common stock, respectively, in exchange for 44,184 and 3,750 shares of restricted stock, respectively, issued under the Company’s 2007 Equity Incentive Plan. These restricted stock awards issued in exchange for eligible stock options vested immediately upon issuance. The number of restricted stock awards that the Company offered in exchange for each eligible stock option was determined by an exchange ratio established for that specific stock option. The exchange ratio for options that had an exercise price greater than $10.00 per share was determined based on a number of factors, including the value of outstanding eligible stock options based on the Black-Scholes option pricing model. For these options, which were issued under the Company’s 2002 Stock Option Plan, the aggregate value of the restricted stock awards that were offered is roughly comparable to the aggregate Black-Scholes value of the eligible options surrendered for exchange. For options that had an exercise price of $2.00 per share or less (which were granted in 2002 before the adoption of the 2002 Stock Option Plan), the exchange ratio was determined by multiplying the number of shares for which the options could be exercised by the difference between the closing price per share on the last trading day preceding the exchange and the exercise price per share of the options, and then dividing that product by the closing price per share on the last trading day preceding the exchange.
     The following table shows the 2007 compensation earned by each non-employee member of the Company’s Board of Directors:
2007 Director Compensation

	Fees Earned
	or Paid	Stock Awards	All Other
Name	in Cash ($)	($)(5)	Compensation		Total ($)

Anthony B. Martino (1)	$48,000	$63,600	$—		$111,600
Randall A. Mason	64,000	85,501	—		149,501
Terrence M. Morris (2)	6,667	—	29,997	(6)	36,664
Colin J. O’Brien (2)	6,667	—	—		6,667
Sir Brian Wolfson (3)	18,011	63,600	—		81,611
Stefan W. Zuckut (4)	28,194	5,965	—		34,159

(1)	Mr. Martino resigned as a director in October 2007.

(2)	Messrs. Morris and O’Brien resigned as directors in February 2007.

(3)	Sir Brian Wolfson passed away in May 2007.

(4)	Mr. Zuckut was elected as a director in May 2007.

(5)	The amounts appearing in the Stock Awards column represent the SFAS No. 123(R) compensation expense, prior to any estimated forfeitures, recognized during fiscal 2007 for stock awards granted and for stock options exchanged for stock awards during fiscal 2007. See Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(6)	Represents consulting fees paid to Mr. Morris for consulting services performed following his resignation as a director.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
     The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2007:

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in left
Plan Category	and rights	and rights	column)

Equity compensation plans approved by security holders	70,500	$1.80	460,824

Equity compensation plans not approved by security holders	—	$—	—

Total	70,500	$1.80	460,824
Security Ownership of Management and Certain Beneficial Owners
     The following table sets forth, as of April 21, 2008, the beneficial ownership of the Company’s common stock: (i) by each person known by the Company to be the beneficial owner of five percent or more of the Company’s outstanding common stock, (ii) by each director of the Company, (iii) by the named executive officers during fiscal 2007, and (iv) by the Company’s current directors and executive officers of the Company as a group. Unless otherwise specified, and subject to applicable community property laws, all persons listed below have sole voting and investment power with respect to their shares.

	Amount and Nature
	of Beneficial		Percent of
Name and Address of Beneficial Owner (1)	Ownership (2)		Class (2)

Officers and Directors (Current and Former):
Chris T. Sharng	196,386	(3)	1.9%
Curtis E. Broome (5)	5,666		*
John F. Cavanaugh	333,408	(4)	3.2%
Stephanie S. Hayano (6) 220 Morsehill Road Millerton, NY 12546	—		*
Randall A. Mason	187,183	(7)	1.7%
Stefan W. Zuckut	53,750	(8)	*
Current Directors and Executive Officers as a Group (6 persons)	884,143	(9)	8.5%

5% of More Stockholders:
Big Rich International Ltd. 4010 Gloucester Tower, The Landmark 11 Pedder Street Central Hong Kong	941,171	(10)	8.4%

*	Indicates beneficial ownership of less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Natural Health Trends Corp., 2050 Diplomat Drive, Dallas, Texas 75234.

(2)	Any securities not outstanding that are subject to options or conversion privileges exercisable within 60 days of April 21, 2008 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities, but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person in accordance with Item 403 of Regulation S-K of the Securities Exchange Act of 1933 and Rules 13(d)-3 of the Securities Exchange Act, and based upon 10,347,126 shares of common stock outstanding as of April 21, 2008.

(3)	Includes (i) 1,984 shares of common stock issuable upon the exercise of warrants held by Mr. Sharng and (ii) 145,140 shares of restricted stock subject to vesting. Mr. Sharng shares voting and investment power over 11,500 of the shares with his wife.

(4)	Includes (i) 1,984 shares of common stock issuable upon the exercise of warrants held by Mr. Cavanaugh and (ii) 148,461 shares of restricted stock subject to vesting.

(5)	Mr. Broome is a former executive officer of the Company.

(6)	Ms. Hayano is a former director of the Company and the former Chief Executive Officer of the Company.

(7)	Includes (i) 5,000 shares of common stock issuable upon the exercise of options held by Mr. Mason, (ii) 27,399 shares owned by Marden Rehabilitation Associates, Inc., an entity controlled by Mr. Mason, and (iii) 45,000 shares of restricted stock subject to vesting.

(8)	Includes 50,834 shares of restricted stock subject to vesting.

(9)	Includes (i) 3,968 shares that may be acquired upon the exercise of outstanding warrants that currently are exercisable by our executive officers, (ii) 483,720 shares of restricted stock subject to vesting that are beneficially owned by our directors and executive officers, and (iii) 7,500 shares of common stock issuable upon the exercise of options held by our directors and executive officers. Does not include any shares held by Mr. Broome or Ms. Hayano because they are no longer a director or an executive officer of the Company.

(10)	Includes 941,171 shares of common stock issuable upon the exercise of warrants held by Big Rich International, Ltd., a limited partnership organized under the laws of the British Virgin Islands (“Big Rich”). Xiaoli Duan is the general partner of Big Rich and as such may be deemed to be the beneficial owner of such shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     On November 10, 2005, an independent investigator retained by the Company’s Audit Committee learned that an entity controlled by Mark D. Woodburn, former director and former President of the Company, and Terry L. LaCore, former Chief Executive Officer of NHT Global U.S. and former director of the Company, had received payments from an independent distributor of the Company’s products from 2001 through August 2005. The Company believes that Messrs. Woodburn and LaCore received from such distributor a total of approximately $1.4 million and $1.1 million, respectively. The Company believes that the fees paid by the Company to the distributor were not in excess of the amounts due under the Company’s regular distributor compensation plan.
     Approximately $2.4 million of the funds paid by the distributor to Messrs. Woodburn and LaCore were paid at the direction of Messrs. Woodburn and LaCore to an entity that is partially owned by Mr. Woodburn’s father and Randall A. Mason, the Chairman of the Company’s Board of Directors and former Chairman of the Company’s Audit Committee. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. Since payments had been directed into an entity that was partially owned by Mr. Mason, he could no longer be considered “independent” in accordance with the Nasdaq Marketplace Rules. Therefore, effective November 11, 2005, Mr. Mason resigned as Chairman and a member of the Company’s Audit Committee. After investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity partially owned by him until uncovered by the Audit Committee’s independent investigator on November 10, 2005, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. Subsequently, on March 28, 2006, the Board of Directors appointed Mr. Mason as its Chairman.
     On November 14, 2005, in light of the information learned by the Company’s Audit Committee on November 10, 2005, the Company terminated the employment of each of Messrs. Woodburn and LaCore.
     On March 23, 2006, an independent investigator retained by the Audit Committee of the Board of Directors confirmed that affiliates of immediate family members of Mr. Woodburn have owned since 1998, and continued to own on March 23, 2006, equity interests in Aloe Commodities (“Aloe”), the largest manufacturer of the Company and the supplier of the Skindulgence® Line and LaVie™ products, representing approximately 5% of the outstanding shares of Aloe. The Company paid Aloe and certain of its affiliates approximately $3.6 million and $1.8 million during 2006 and 2007, respectively. At December 31, 2007, approximately $84,000 was due to Aloe and certain of its affiliates.
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
     On October 31, 2006, the Company, Messrs. Woodburn and LaCore entered into several agreements (collectively, the “Settlement Agreements”), pursuant to which they resolved certain pending disputes among the parties relating to, among other things, payments to Messrs. Woodburn and LaCore from one of the Company’s distributors, as follows:
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
Affirmative Determinations of Director Independence
     The Board of Directors has adopted the requirements in Nasdaq Marketplace Rule 4200(a)(15) as its standard in determining the “independence” of members of its Board of Directors. The Board of Directors has determined that each of the following individuals, who served as a director of the Company during all or a portion of 2007, qualifies as an “independent director” under these standards:
Anthony B. Martino
Terrence M. Morris
Colin J. O’Brien
Sir Brian Wolfson
Stefan W. Zuckut
     Messrs. Morris and O’Brien resigned as directors in February 2007, Sir Brian Wolfson passed away in May 2007, Mr. Zuckut was elected as a director in May 2007 and Mr. Martino resigned as a director in October 2007. Messrs. Mason and Zuckut are the only current members of the Board of Directors of the Company, and Messrs. Mason and Zuckut each serve as members of the Company’s Audit Committee and Compensation Committee. Mr. Zuckut is currently the Chairman and only member of the Nominating Committee.
     As described above under “—Certain Relationships and Related Transactions,” between 2001 and 2005 approximately $2.4 million was paid by an independent distributor of the Company at the direction of Mark D. Woodburn and Terry L. LaCore (both of whom are former officers and directors of the Company) to an entity in which Mr. Mason is a minority shareholder. The funds were subsequently paid to an entity controlled by Messrs. Woodburn and LaCore at their direction. After an investigation by the Audit Committee, the Board of Directors of the Company concluded that Mr. Mason was unaware that these payments were directed by Messrs. Woodburn and LaCore to an entity that was partially owned by him until uncovered by the Audit Committee’s independent investigator, and that Mr. Mason was not involved in any misconduct and received no pecuniary benefit from the payments made by the independent distributor. Further, the Board of Directors determined that neither Mr. Mason’s relationship with the entity that received funds from the independent distributor nor any other relationship would interfere with his exercise of independent judgment in carrying out the responsibilities of a director of the Company. Therefore, Mr. Mason could also be considered an “independent director” under the Nasdaq Marketplace Rules, but for the fact that within the last three years the aforementioned payments were directed to an entity that is partially owned by him. Mr. Mason does qualify as an “independent director” under Rule 10A-3 and as a “non-employee director” under Rule 16b-3, as such rules are promulgated under the Securities Exchange Act of 1934, as amended.
     All members of the Audit Committee and Compensation Committee must be “independent,” as defined under the Nasdaq Marketplace Rules, provided that each such committee may include one director who is not independent if such director meets specified criteria and if the Board of Directors “under exceptional and limited circumstances” determines that such director’s membership on such committee is required by the best interests of the Company and its stockholders. On March 15, 2007, the Company’s Board of Directors determined that exceptional and limited circumstances existed and that it was in the best interests of the Company and its stockholders to appoint Mr. Mason to the Audit Committee and the Compensation Committee until one or more independent directors have been elected to the Board of Directors, and qualified and appointed to the Audit Committee and the Compensation Committee, but in no event longer than two years from his appointment to these committees.
     In making its determination, the Board of Directors took into consideration the following: Mr. Mason was unaware that the payments in question were being made until an independent investigator commissioned by the Audit Committee chaired by Mr. Mason discovered the payments on November 10, 2006; the payments to the entity in which Mr. Mason owns a minority interest were immediately stopped upon their discovery and Messrs. Woodburn and LaCore were terminated as officers and directors of the Company; and Mr. Mason did not personally benefit from the payments in question. The Board of Directors also considered the experience that Mr. Mason brings as the chief executive officer of his own business and his knowledge of the Company and the industry. The Board of Directors also took into account the time it may take to identify and qualify suitable candidates for election as independent directors, as well as the immediate need of the Company to have a fully functioning Audit Committee and Compensation Committee.
     The Nasdaq Marketplace Rules require that a majority of the members of the Company’s Board of Directors qualify as “independent directors” and that the Audit Committee and Compensation Committee must each be wholly comprised of independent directors (unless each of such committees is comprised of at least three members, in which case a committee can include a director that is not independent under the “exceptional and limited circumstances” exception referenced above). The Company is not currently in compliance with these requirements, but the Nasdaq Stock Market has granted to the Company a cure period permitting it to regain compliance with the foregoing requirements by the earlier of the Company’s next annual stockholders meeting or October 19, 2008. The Company intends to regain compliance within this cure period.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The Company changed its independent registered public accounting firm as of September 7, 2006 from BDO Seidman, LLP to Lane Gorman Trubitt, L.L.P. (“Lane Gorman”). Lane Gorman served as the Company’s principal accounting firm during each of the years ended December 31, 2006 and 2007. Fees billed in connection with services rendered for the years ended December 31, 2006 and 2007 are as follows:

	2006	2007
Audit fees	$352,700	$379,108
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$352,700	$379,108

     In 2006 and 2007, audit fees include fees for professional services rendered for the audit, filing of Registration Statements on Form S-8 and Form S-3, and quarterly reviews of the Company’s financial statements for the applicable fiscal year.
Pre-Approval Policy for Audit and Non-Audit Services
     Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. All audit and permitted non-audit services performed by Lane Gorman during 2006 and 2007 were pre-approved.
Part IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

NATURAL HEALTH TRENDS CORP.
Date: April 29, 2008	/s/ Chris T. Sharng
Chris T. Sharng
President (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris T. Sharng	President	April 29, 2008
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	April 29, 2008
Timothy S. Davidson	(Principal Financial and Accounting Officer)

* Randall A. Mason	Chairman of the Board and Director	April 29, 2008

*	Director	April 29, 2008
Stefan W. Zuckut

* By: /s/ Chris T. Sharng	Director	April 29, 2008
Chris T. Sharng, Attorney-in-Fact

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
3.2	Certificate of Designations, Rights and Preferences of the Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 9, 2007).
3.3	By-Laws of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.02 to Current Report on Form 8-K filed on July 12, 2005).
4.1	Specimen Certificate for shares of common stock, $.001 par value per share, of Natural Health Trends Corp. (incorporated by reference to Exhibit 4.01 to Annual Report on Form 10-K filed on May 8, 2006).
10.1	Form of Common Stock Purchase Warrant issued in October 2004 Private Placement (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on November 12, 2004).
10.2	Form of Stock and Warrant Purchase Agreement (U.S. Purchaser) dated May 4, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 9, 2007).
10.3	Form of Stock and Warrant Purchase Agreement (Non-U.S. Purchaser) dated May 4, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 9, 2007).
10.4	Form of Warrant to Purchase Shares of Common Stock of the Company, dated May 4, 2007 and issued to certain Purchasers (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 9, 2007).
10.5	Securities Purchase Agreement dated October 19, 2007 between the Company and certain Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 22, 2007).
10.6	Form of Registration Rights Agreement signed by the Company and the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 22, 2007).
10.7	Form of Variable Rate Convertible Debenture issued to the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 22, 2007).
10.8	Form of Seven Year and One Year Warrants to Purchase Shares of Common Stock of the Company issued by the Company to the Purchasers named in the Securities Purchase Agreement dated October 19, 2007 between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 22, 2007).
10.9	Settlement agreement dated as of October 31, 2006, by and among Terry LaCore, Mark D. Woodburn and Natural Health Trends Corp. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 1, 2006).
10.10	Indemnification agreement effective as of October 31, 2006 by and among Natural Health Trends Corp., Terry LaCore and Mark D. Woodburn (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 1, 2006).
10.11	Voting agreement, dated as of October 31, 2006, by and among Natural Health Trends Corp., Terry L. LaCore and Mark D. Woodburn (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on November 1, 2006).
10.12	Stockholders Agreement, dated as of March 31, 2004, by and among the Company, John Cavanaugh, Terry LaCore and Jason Landry (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 15, 2004).
10.13	Lease by and between CLP Properties Texas, LLP and Natural Health Trends Corp. dated as of June 18, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 24, 2005).
10.14	Agreement dated December 21, 2005 between Natural Health Trends Corp. and KGC Networks Pte Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 28, 2005).
+10.15	2002 Stock Plan, as amended (incorporated by reference to Appendix C to Definitive Proxy Statement filed on April 27, 2005).
+10.16	Form of Notice of Grant of Stock Option Agreement under the Company’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 1, 2005).
+10.17	2007 Annual Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed on October 20, 2006).
+10.18	2007 Equity Incentive Plan (incorporated by reference to Appendix B to Definitive Proxy Statement filed on October 20, 2006).
+10.19	Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Company’s 2007 Equity Incentive

Exhibit
Number	Exhibit Description
Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on May 11, 2007).
+10.20	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).
+10.21	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Timothy S. Davidson dated April 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2007).
+10.22	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Gary C. Wallace dated April 23, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 26, 2007).
+10.23	Employment letter agreement dated as of December 8, 2006 between Natural Health Trends Corp. and John Cavanaugh (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2006).
+10.24	Non-competition and proprietary rights assignment agreement dated as of December 8, 2006 between Natural Health Trends Corp. and John Cavanaugh (incorporated by reference to Exhibit 10.2to Current Report on Form 8-K filed on December 13, 2006).
+10.25	Form of Indemnification Agreement dated December 13, 2005, between Natural Health Trends Corp. and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2005).
+10.26	Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Curtis Broome dated April 23, 2007 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on April 26, 2007).
+10.27	Employment letter agreement dated as of July 31, 2006 between Natural Health Trends Corp. and Stephanie Hayano (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 3, 2006).
+10.28	Non-competition and proprietary rights assignment agreement dated as of July 31, 2006 between Natural Health Trends Corp. and Stephanie Hayano (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 3, 2006).
+10.29	Severance Agreement dated as of February 21, 2007 between Natural Health Trends Corp. and Stephanie Hayano (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 26, 2007).
+10.30	Letter agreement dated as of March 1, 2006 between Natural Health Trends Corp. and Robert H. Hesse (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 16, 2006).
+10.31	Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost (incorporated by reference to exhibit to Annual Report on Form 10-KSB filed on April 16, 2002).
+10.32	Amendment No. 1 to Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on March 31, 2005).
14.1	Worldwide Code of Business Conduct, as revised (incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed on March 28, 2007).
14.2	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.2 to Annual Report on Form 10-K filed on March 31, 2005).
21.1	Subsidiaries of the Company (previously filed with Annual Report on Form 10-K filed on March 31, 2008).
23.1	Consent of Lane Gorman Trubitt, L.L.P. (previously filed with Annual Report on Form 10-K filed on March 31, 2008).
24.1	Power of Attorney (previously filed with Annual Report on Form 10-K filed on March 31, 2008).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with Annual Report on Form 10-K filed on March 31, 2008).
32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with Annual Report on Form 10-K filed on March 31, 2008).

+	Management contract or compensatory plan