Form 10-Q
period 2008-03-31
NATURAL HEALTH TRENDS CORP
filed 2008-05-14
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 2, 2008, the number of shares outstanding of the registrant’s common stock was 10,347,126 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2008

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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December	March 31,
	31, 2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,282	$4,657
Restricted cash	298	196
Accounts receivable	418	357
Inventories, net	3,585	2,827
Other current assets	1,324	1,740

Total current assets	11,907	9,777
Property and equipment, net	1,537	1,363
Goodwill	1,764	1,764
Intangible assets, net	2,600	2,400
Restricted cash	4,317	4,356
Deferred tax assets	208	196
Other assets	2,363	2,204

Total assets	$24,696	$22,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,168	$1,879
Income taxes payable	363	412
Accrued distributor commissions	2,018	1,646
Other accrued expenses	3,599	3,276
Deferred revenue	3,496	2,570
Current portion of convertible debentures, net of discount of $151 and $382 at December 31, 2007 and March 31, 2008, respectively	203	503
Other current liabilities	3,254	3,147

Total current liabilities	15,101	13,433
Convertible debentures, net of discount of $3,896 and $3,365 at December 31, 2007 and March 31, 2008, respectively	—	—

Total liabilities	15,101	13,433
Commitments and contingencies
Minority interest	33	37
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2007 and March 31, 2008, aggregate liquidation value of $250	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,327,405 and 10,347,126 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	10	10
Additional paid-in capital	79,158	79,322
Accumulated deficit	(70,989)	(71,697)
Accumulated other comprehensive income:
Foreign currency translation adjustments	1,259	831

Total stockholders’ equity	9,562	8,590

Total liabilities and stockholders’ equity	$24,696	$22,060

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2007	2008
Net sales	$21,515	$11,395
Cost of sales	5,697	3,090

Gross profit	15,818	8,305
Operating expenses:
Distributor commissions	10,424	3,997
Selling, general and administrative expenses (including stock-based compensation expense of $79 and $164 during 2007 and 2008, respectively)	9,389	4,596
Depreciation and amortization	489	386
Impairment of long-lived assets	532	24

Total operating expenses	20,834	9,003

Loss from operations	(5,016)	(698)
Other income:
Gain on foreign exchange	17	371
Interest income	179	35
Interest expense (including amortization of debt issuance costs and accretion of debt discount of $362 in 2008)	(3)	(387)
Other	(4)	8

Total other income, net	189	27

Loss before income taxes and minority interest	(4,827)	(671)
Income tax provision	(210)	(37)
Minority interest	(1)	—

Net loss	(5,038)	(708)

Preferred stock dividends	—	(4)

Net loss attributable to common stockholders	$(5,038)	$(712)

Loss per share — basic and diluted	$(0.61)	$(0.07)

Weighted-average number of shares outstanding	8,200	9,567

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,038)	$(708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	289	186
Amortization of intangibles	200	200
Amortization of debt issuance costs	—	62
Accretion of debt discount	—	300
Minority interest	1	—
Stock-based compensation	79	164
Imputed interest on KGC installment payable	(117)	—
Impairment of long-lived assets	532	24
Deferred income taxes	(6)	—
Changes in assets and liabilities:
Accounts receivable	184	50
Inventories, net	1,471	781
Other current assets	(86)	(399)
Other assets	295	59
Accounts payable	(411)	(293)
Income taxes payable	188	18
Accrued distributor commissions	(1,043)	(374)
Other accrued expenses	758	(389)
Deferred revenue	(1,301)	(938)
Other current liabilities	(9)	(127)

Net cash used in operating activities	(4,014)	(1,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13)	(6)
Decrease (increase) in restricted cash	(587)	93
Decrease in certificate of deposit	734	—
Proceeds from KGC receivable	507	—

Net cash provided by investing activities	641	87

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

Effect of exchange rates on cash and cash equivalents	(28)	(328)

Net decrease in cash and cash equivalents	(3,401)	(1,625)
CASH AND CASH EQUIVALENTS, beginning of period	11,936	6,282

CASH AND CASH EQUIVALENTS, end of period	$8,535	$4,657

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
Basis of Presentation
     The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 31, 2008.
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
     As of the date of adoption, the Company does not have any unrecognized tax benefits for uncertain tax positions. Interest and penalties on tax uncertainties are classified as a component of income tax expense. The total amount of interest and penalties accrued as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in the consolidated statements of operations during the three months ended March 31, 2007 and 2008 were not significant.
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

     In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2007	2008
Options to purchase common stock	1,041,458	70,500
Warrants to purchase common stock	1,080,504	6,281,310
Non-vested restricted stock	—	892,478
Convertible preferred stock	—	138,400
Convertible debentures	—	1,700,000
     Options and warrants to purchase 55,167 and 6,281,310 shares of common stock, respectively, were outstanding at March 31, 2008. Such options expire on November 17, 2011. The warrants have expirations through April 21, 2015. The convertible debentures mature on October 19, 2009.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted SFAS No. 157 as of January 1, 2008, except as it applies to those non-financial assets and liabilities affected by the one year deferral. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the impact, if any, adopting the remaining provisions of SFAS No. 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. On January 1, 2008, we adopted SFAS 159 and have not elected to use fair value measurement on any assets or liabilities under this statement.
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
3. SHARE-BASED COMPENSATION
     Share-based compensation expense totaled approximately $79,000 and $164,000 for the three months ended March 31, 2007 and 2008, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

     The following table summarizes the Company’s stock option activity:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]
Outstanding at December 31, 2007	70,500	$1.80
Granted	—	—
Exercised	—	—
Forfeited or expired	(15,333)	1.80

Outstanding at March 31, 2008	55,167	1.80	3.1	$—

Vested and expected to vest at March 31, 2008	36,690	1.80	2.9	—
Exercisable at March 31, 2008	23,501	1.80	2.5	—

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

     As of March 31, 2008, total unrecognized share-based compensation expense related to non-vested stock options was approximately $197,000, which is expected to be recognized over a weighted-average period of 0.8 years. All stock options outstanding at March 31, 2008 have an exercise price of $1.80 per share.
     The following table summarizes the Company’s restricted stock activity:

		Wtd. Avg.
		Price at
		Date of
	Shares	Issuance
Outstanding at December 31, 2007	768,128	$1.94
Granted	124,350	0.86
Vested	(41,499)	2.54
Forfeited	(104,629)	1.83

Outstanding at March 31, 2008	746,350	1.75

     As of March 31, 2008, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $910,000, which is expected to be recognized over a weighted-average period of 2.3 years.
4. COMPREHENSIVE LOSS (In Thousands)

	Three Months Ended March 31,
	2007	2008
Net loss	$(5,038)	$(708)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(21)	(428)

Total comprehensive loss	$(5,059)	$(1,136)

5. CONTINGENCIES
     On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and an NHT Global distributor. On June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of its claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Loghry until the Trustee’s Case is resolved. On February 13, 2008, the District Court granted the Company’s motion to dismiss certain of the Trustee’s fraud and contract claims because the dismissed claims had been filed too late to be heard. For similar reasons, the District Court also dismissed all claims made in the Trustee’s Case against Messrs. Woodburn and LaCore. On March 25, 2008, the court denied the Trustee’s motion for reconsideration. The one remaining contract claim against the Company and NHT Global U.S., and the claims against Lisa Grossmann, are set for trial in October 2008. On April 30, 2008, the Court consolidated the Trustee’s Case with a related, pending lawsuit.

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
     Currently, there is no material litigation pending against the Company other than as disclosed in the paragraphs above. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of the Company’s business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.
6. RELATED PARTY TRANSACTION
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
7. LIQUIDITY
     At March 31, 2008, the Company had cash and cash equivalents of $4.7 million and a working capital deficit of $3.7 million. During 2006 and 2007, the Company incurred significant, recurring losses from operations and negative operating cash flows. Sales decreased significantly during these years and the Company was unable to control the sales decline or cut operating expenses sufficiently to avoid the negative operating results. The Company’s losses attributable to common stockholders were $11.5 million and $27.0 million during 2006 and 2007, respectively.

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
     As of March 31, 2008, we are conducting business in at least 13 countries through approximately 49,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have in prior years expended significant efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe. Sales into the European market are currently fulfilled by our North American subsidiaries.
     In the first three months of 2007 and 2008, we generated approximately 89% of our revenue from subsidiaries located outside North America, with sales in Hong Kong representing approximately 62% and 61% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
     China is currently our most important business development project. In June 2004, NHT Global obtained a general business license in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment we made in January 2005. Direct selling is prohibited in China and only permitted with a direct selling license. In December 2005, we submitted a preliminary application for a direct selling license and fully capitalized our Chinese entity with the remaining capital necessary to fulfill the $12 million required cash infusion. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate from our current worldwide platform. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. We believe a direct selling license would compliment our business conducted in China under the e-commerce retail platform. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.
     Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. After consulting with outside professionals, the Company believes that its Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations — or adopt new laws and regulations — to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributed to us. In addition, other Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, in China are subject to interpretations and enforcement attitudes that sometimes vary from province to province, among different levels of government, and from time to time. Members sometimes violate one or more of the laws regulating these activities, notwithstanding training that the Company attempts to provide. Enforcement measures regarding these violations, which can include arrests, raises the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement. The Company believes that this has led some existing members in China — who are signed up as distributors in Hong Kong — to leave the business or curtail their selling activities and has led potential members to choose not to participate. Among other things, the Company is combating this issue with more training and public relations efforts that are designed, among other things, to distinguish the Company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically.
Income Statement Presentation
     The Company derives its revenue from sales of its products, sales of its enrollment packages, and from shipping charges. Substantially all of its product sales are to independent distributors at published wholesale prices. We translate revenue from each market’s local currency into U.S. dollars using average rates of exchange during the period. The following table sets forth revenue by market and product line for the time periods indicated (dollars in thousands).

	Three Months Ended March 31,
	2007		2008

North America	$2,275	10.6%	$1,215	10.7%
Hong Kong	13,346	62.0	6,927	60.8
China	—	—	283	2.5
Taiwan	1,244	5.8	1,104	9.7
Southeast Asia	241	1.1	76	0.7
South Korea	2,723	12.7	1,409	12.3
Australia/New Zealand	235	1.1	—	—
Japan	741	3.4	342	3.0
Latin America	365	1.7	39	0.3
Other[1]	345	1.6	—	—

Total	$21,515	100.0%	$11,395	100.0%

[1]	Represents product sales to KGC Networks Ptd Ltd. as part of a separate agreement entered into effective December 31, 2005 upon the sale of the Company’s 51% interest in KGC to Bannks Foundation.

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
     Distributor commissions are typically our most significant expense and are classified as an operating expense. Under our compensation plan, distributors are paid weekly commissions, generally in their home country currency, for product sold by their down-line distributor network across all geographic markets, except China, where in the second quarter of 2007 we launched an e-commerce portal based on a buyers-club concept and do not pay any commissions. Distributors are not paid commissions on purchases or sales of our products made directly by them. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to do business. Currently, there are basically two ways in which our distributors can earn income:
•	Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

•	Through commissions paid on product purchases made by their down-line distributors.
     Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited by a fixed ceiling measured in terms of a specific percentage of total bonus value points. In some markets, commissions may be further limited. Distributor commissions are dependent on the sales mix and, for fiscal 2007 and the first three months of 2008, represented 46% and 35% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
     Selling, general and administrative expenses consist of administrative compensation and benefits (including stock-based compensation), travel, credit card fees and assessments, professional fees, certain occupancy costs, and other corporate administrative expenses. In addition, this category includes selling, marketing, and promotion expenses including costs of distributor conventions which are designed to increase both product awareness and distributor recruitment. Because our various distributor conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.
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

Results of Operations
     The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2007	2008
Net sales	100%	100%
Cost of sales	26.5	27.1

Gross profit	73.5	72.9
Operating expenses:
Distributor commissions	48.4	35.1
Selling, general and administrative expenses	43.6	40.3
Depreciation and amortization	2.3	3.4
Impairment of long-lived assets	2.5	0.2

Total operating expenses	96.8	79.0

Loss from operations	(23.3)	(6.1)
Other income, net	0.9	0.2

Loss before income taxes and minority interest	(22.4)	(5.9)
Income tax provision	(1.0)	(0.3)
Minority interest	—	—

Net loss	(23.4)%	(6.2)%

     Net Sales. Net sales were $11.4 million for the three months ended March 31, 2008 compared to $21.5 million for the three months ended March 31, 2007, a decrease of $10.1 million, or 47%. This decrease was primarily due to the Company’s lower product sales, primarily resulting from distractions and disruptions caused by management changes in the 18-month period ending February 2007 and the members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. Hong Kong net sales decreased $6.4 million, or 48%, over the comparable period a year ago. Additionally, net sales for North America, South Korea, Japan and Latin America were down $1.1 million, $1.3 million, $399,000 and $326,000, respectively. Partly offsetting the decrease, net sales in China from our new e-commerce retail platform generated $283,000 during the first three months of 2008.
     As of March 31, 2008, the operating subsidiaries of the Company had approximately 49,000 active distributors, compared to 82,000 active distributors at March 31, 2007. This decrease is primarily due to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. Hong Kong experienced a decrease of 19,000 active distributors, or 39%, from March 31, 2007 to March 31, 2008.
     As of March 31, 2008, the Company had deferred revenue of approximately $2.6 million, of which approximately $435,000 pertained to product sales and approximately $2.1 million pertained to unamortized enrollment package revenue.
     Cost of Sales. Cost of sales was $3.1 million, or 27.1% of net sales, for the three months ended March 31, 2008 compared with $5.7 million, or 26.5% of net sales, for the three months ended March 31, 2007. Cost of sales decreased $2.6 million, or 46%, for the three months ended March 31, 2008 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased primarily due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales, and due to Chinese importation costs incurred in Hong Kong, as these costs have not declined at the same rate as net product sales.
     Gross Profit. Gross profit was $8.3 million, or 72.9% of net sales, for the three months ended March 31, 2008 compared with $15.8 million, or 73.5% of net sales, for the three months ended March 31, 2007. This decrease of $7.5 million was mainly due to, as stated above, decreased product sales, the decline in enrollment package revenue, and Chinese importation costs incurred in Hong Kong that did not decrease relative to sales.
     Distributor Commissions. Distributor commissions were $4.0 million, or 35.1% of net sales, for the three months ended March 31, 2008 compared with $10.4 million, or 48.4% of net sales, for the three months ended March 31, 2007. Distributor commissions decreased by $6.4 million, or 62%, mainly due to the decrease in product sales, as well as a decrease in the overall commission rate that resulted from the implementation of a significant commission plan change during the second quarter of 2007, less supplemental commissions paid in North America, and fewer commissions earned in the newer markets of Japan, Latin America, and Europe. The result of the last significant commission plan change during the second quarter of 2007 was less than satisfying. While the payout as a percentage of sales was lowered, sales decreased significantly following the effective date of the change. We implemented certain changes to our commission plan in March 2008, primarily in the markets of Hong Kong, the United States, and Taiwan. Additional enhancements were also added at the same time to improve sales momentum. With these commission changes and enhancements, we are targeting a commission payout that will eventually settle around low to mid-40% of sales.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.6 million, or 40.3% of net sales, for the three months ended March 31, 2008 compared with $9.4 million, or 43.6% of net sales, for the three months ended March 31, 2007. Selling, general and administrative expenses decreased by $4.8 million, or 51%, over the comparable period in the prior year, mainly due to the following:
•	lower employee-related expense and severance costs ($1.4 million), travel-related costs ($176,000), professional fees ($297,000) and litigation settlement costs ($385,000) in North America;

•	lower overall expense in Japan ($662,000) and Mexico ($268,000) due to expense reduction programs in both markets during the first nine months of 2007;

•	lower employee-related costs in Hong Kong and China ($471,000), travel-related costs ($163,000), and professional fees ($264,000);

•	lower employee-related costs, event costs and other office-related costs in Taiwan ($226,000);

•	lower operating costs due to office closure in Australia ($169,000) and Southeast Asia ($107,000);

•	lower credit card charges and assessments in Hong Kong ($149,000); partly offset by

•	cost of expansion into Europe ($134,000).
     The increase in stock-based compensation expense to $164,000 for the three months ended March 31, 2008 from $79,000 for the comparable period in the prior year was due to the Company’s issuance of restricted stock under the 2007 Equity Incentive Plan to executive officers, directors, key employees and consultants subsequent to March 31, 2007. The Company granted 1,197,020 and 124,350 shares of restricted stock during fiscal 2007 and the three months ended March 31, 2008, respectively.
     Depreciation and Amortization. Depreciation and amortization was $386,000, or 3.4% of net sales, for the three months ended March 31, 2008 compared with $489,000, or 2.3% of net sales, for the three months ended March 31, 2007. Depreciation and amortization decreased by $103,000, or 21%, as a result of the Company’s slowdown in capital expenditures and impairment charges recorded in fiscal 2007 related to the Mexico and Japan markets.
     Impairment of Long-Lived Assets. Impairment of long-lived assets was $24,000, or 0.2% of net sales, for the three months ended March 31, 2008 compared with $532,000, or 2.5% of net sales, for the three months ended March 31, 2007. During the first three months of 2007, an impairment charge of $273,000 was recorded for certain office equipment and leasehold improvements in Mexico as the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location. Additionally, the Company determined that it was in its best interest to discontinue the use of certain computer software in the Japan office, which resulted in additional impairment totaling $246,000.
     Other Income, Net. Other income was $27,000 for the three months ended March 31, 2008 compared with $189,000 for the three months ended March 31, 2007. The decline in other income was primarily due to less interest income as the Company has not recognized any imputed interest on the receivable from KGC Networks Ptd. Ltd (“KGC”). KGC became delinquent on its payments to the Company in August 2007. During the first three months of 2007, the Company recognized $117,000 in imputed interest on the KGC receivable. During the first three months of 2008, the Company recorded unrealized gains of $371,000 in foreign currency gains which was substantially offset by amortization of debt issuance cost and accretion of debt discount aggregating $362,000 on its convertible debentures issued in October 2007.
     Income Taxes. The Company recorded a provision of $210,000 and $37,000 during the three months ended March 31, 2007 and 2008, respectively, related to its international operations. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

     Net Loss. Net loss was $708,000, or 6.2% of net sales, for the three months ended March 31, 2008 compared to net loss of $5.0 million, or 23.4% of net sales, for the three months ended March 31, 2007. The reduction in losses was primarily due to lower distributor commissions and selling, general and administrative expenses as compared to the comparable period in the prior year.
Liquidity and Capital Resources
     The Company has in recent quarters supported its working capital and capital expenditure needs with cash generated from operations as well as capital raised from several private placements.
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
     More recently, on October 19, 2007, the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures (the “Debentures”) having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock. The Debentures are convertible by their holders into shares of our common stock at a conversion price of $2.50, subject to adjustment in certain circumstances. The Debentures bear interest at the greater of LIBOR plus 4%, or 10% per annum. Interest is payable quarterly beginning on January 1, 2008. One-half of the original principal amount of the Debentures is payable in 12 equal monthly installments beginning on November 1, 2008, and the balance is payable on October 19, 2009, unless extended by the holders to October 19, 2012. Under certain conditions, the Company may be able to pay principal and interest in shares of its common stock. Under certain conditions, the Company also has certain rights to force conversion or redemption of the debentures. The warrants have an exercise price of $3.52 per share. The placement agent and its assigns also received five-year warrants to purchase 149,595 shares of the Company’s common stock at an exercise price of $3.52 per share. The Company plans to use the net proceeds from the October 2007 private placement to provide additional working capital.
     At March 31, 2008, the Company’s cash and cash equivalents totaled approximately $4.7 million, including $180,000 in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement. Total cash and cash equivalents decreased by approximately $1.6 million from December 31, 2007 to March 31, 2008.
     At March 31, 2008, the ratio of current assets to current liabilities was 0.73 to 1.00 and the Company had a working capital deficit of approximately $3.7 million. Current liabilities included deferred revenue of $2.6 million that consisted of amortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities, excluding deferred revenue, is 0.90 to 1.00. Working capital as of March 31, 2008 decreased $462,000 compared to the Company’s working capital as of December 31, 2007, mainly due to cash used in operations.
     Cash used in operations for the three months ended March 31, 2008 was approximately $1.4 million. Cash was mainly utilized due to the incurrence of net losses; decreases in current liabilities, specifically accounts payable, accrued distributor commissions and other expenses and deferred revenue; partly offset by a reduction in existing inventories. Deposits totaling approximately $430,000 were placed during the three months ended March 31, 2008 to replenish inventories. The aggregate impact on cash resulting from the decrease in current liabilities totaled $2.1 million. This is due to the Company’s efforts to reduce operating expenses during the latter half of fiscal 2007 and less unamortized deferred enrollment package revenue.
     Cash provided by investing activities during the period was approximately $87,000, primarily due to a decrease in restricted cash maintained as a reserve with certain credit card processing companies to provide for potential uncollectible amounts and chargebacks. No cash flows were generated from financing activities during the period.
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
     The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007, together with the proceeds received from the private placements consummated in May and October 2007, should be adequate to fund normal business operations expected in the near future, assuming no significant unforeseen expense or further revenue decline. In the first three months of 2007, even though the Company generated much greater revenue than in the first three months of 2008, the Company’s costs were not aligned to generate excess cash. The Company believes that its current cash flow breakeven level has been significantly reduced as a result of its recent cost reduction efforts conducted primarily in North America and Greater China.
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
     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at March 31, 2008 include the following:
     Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2007 and March 31, 2008, the Company’s inventory value was approximately $3.6 million and $2.8 million, net of reserves of $1.8 million and $1.4 million, respectively. Additional reserve of $639,000 was recorded during the first three months of 2007. No significant reserve was recorded during the first three months of 2008.
     Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At March 31, 2008, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was identified in the three month periods ended March 31, 2007 and 2008.
     The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During the first three months of 2007, the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location. As a result, an impairment charge of $273,000 was recorded for certain office equipment and leasehold improvements. Additionally, the Company determined that it was in its best interest to discontinue the use of certain computer software in the Japan office, which resulted in additional impairment totaling $246,000. These charges are included as a component of selling, general and administrative expenses. At March 31, 2008, the net book value of the Company’s property and equipment and intangible assets were approximately $1.4 million and $2.4 million, respectively. No significant impairment was recorded during the first three months of 2008.

     Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 7% of sales. Sales returns are approximately 5% of sales for the three months ended March 31, 2007 and 2008. The allowance for sales returns was approximately $754,000 and $814,000 at December 31, 2007 and March 31, 2008, respectively. No material changes in estimates have been recognized for the three months ended March 31, 2008.
     Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $705,000 and $435,000 at December 31, 2007 and March 31, 2008, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
     Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2007 and March 31, 2008, enrollment package revenue totaling $2.8 million and $2.1 million was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable under smaller reporting company disclosure rules.
Item 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 due to the material weakness identified as part of management’s evaluation of internal control over financial reporting discussed below. As a result, the Company performed additional account analysis and reconciliations to ensure the consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented.
     During management’s evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2007, management determined a combination of deficiencies identified at the Company’s subsidiary in Taiwan results in a material weakness in the Company’s internal control over financial reporting. The deficiencies are due to the lack of evidential documentation supporting the reconciliation and review of certain account balances. Management believes this control deficiency results primarily from significant staff and supervisor turnover that occurred in Taiwan during the fourth quarter of 2007. Accordingly, management concluded that, if not detected and prevented, this deficiency could have resulted in a material misstatement of the Company’s most significant account balances, such as cash, inventories and accrued distributor commissions, as well as the related income or expense accounts.
Changes in Internal Control over Financial Reporting
     There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except that the Company hired a new finance manager in Taiwan. The finance manager is responsible for addressing the deficiencies identified above by completing an action plan for reconciliation and review of each account balance. Additionally, the action plan includes an initiative to improve efficiency and eliminate redundant tasks currently performed by the accounting and finance staff in Taiwan.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company is subject to certain legal proceedings which could have an adverse effect on its business, results of operations, or financial condition. For information relating to such legal proceedings, see Note 5 in the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS
     Not applicable under smaller reporting company disclosure rules.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.
Date: May 14, 2008	/s/ Chris T. Sharng
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