Form 10-Q
period 2008-06-30
NATURAL HEALTH TRENDS CORP
filed 2008-08-12
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 4, 2008, the number of shares outstanding of the registrant’s common stock was 10,343,582 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2008

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,282	$5,209
Restricted cash	298	201
Accounts receivable	418	314
Inventories, net	3,585	2,875
Other current assets	1,324	1,103

Total current assets	11,907	9,702
Property and equipment, net	1,537	1,343
Goodwill	1,764	1,764
Intangible assets, net	2,600	2,200
Restricted cash	4,317	3,766
Deferred tax assets	208	187
Other assets	2,363	2,002

Total assets	$24,696	$20,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,168	$1,472
Income taxes payable	363	391
Accrued distributor commissions	2,018	1,512
Other accrued expenses	3,599	2,980
Deferred revenue	3,496	2,598
Current portion of convertible debentures, net of discount of $151 and $541 at December 31, 2007 and June 30, 2008, respectively	203	876
Other current liabilities	3,254	3,362

Total current liabilities	15,101	13,191
Convertible debentures, net of discount of $3,896 and $2,833 at December 31, 2007 and June 30, 2008, respectively	—	—

Total liabilities	15,101	13,191
Commitments and contingencies
Minority interest	33	37
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2007 and June 30, 2008, aggregate liquidation value of $254	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,327,405 and 10,359,626 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	10	10
Additional paid-in capital	79,158	79,451
Accumulated deficit	(70,989)	(72,766)
Accumulated other comprehensive income:
Foreign currency translation adjustments	1,259	917

Total stockholders’ equity	9,562	7,736

Total liabilities and stockholders’ equity	$24,696	$20,964

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net sales	$25,181	$12,323	$46,696	$23,718
Cost of sales	5,970	3,445	11,667	6,535

Gross profit	19,211	8,878	35,029	17,183
Operating expenses:
Distributor commissions	12,496	4,600	22,920	8,597
Selling, general and administrative expenses (including stock-based compensation expense of $433 and $129 during the three months ended June 30, 2007 and 2008, respectively, and $512 and $293 during the six months ended June 30, 2007 and 2008, respectively)	7,960	4,272	17,349	8,868
Depreciation and amortization	459	366	948	752
Impairment of long-lived assets	—	4	532	28
Recovery of KGC receivable	(419)	—	(419)	—

Total operating expenses	20,496	9,242	41,330	18,245

Loss from operations	(1,285)	(364)	(6,301)	(1,062)
Other income (expense), net:
Gain (loss) on foreign exchange	(171)	(118)	(154)	253
Interest income	156	33	335	68
Interest expense (including amortization of debt issuance costs and accretion of debt discount of $449 and $811 during the three and six months ended June 30, 2008, respectively)	(11)	(556)	(14)	(943)
Other	4	(22)	—	(14)

Total other income (expense), net	(22)	(663)	167	(636)

Loss before income taxes and minority interest	(1,307)	(1,027)	(6,134)	(1,698)
Income tax provision	(153)	(42)	(363)	(79)
Minority interest	—	—	(1)	—

Net loss	(1,460)	(1,069)	(6,498)	(1,777)

Beneficial conversion feature on preferred stock	(1,574)	—	(1,574)	—
Preferred stock dividends	(33)	(4)	(33)	(8)

Net loss attributable to common stockholders	$(3,067)	$(1,073)	$(8,105)	$(1,785)

Loss per share — basic and diluted	$(0.37)	$(0.11)	$(0.98)	$(0.19)

Weighted-average number of shares outstanding	8,284	9,619	8,242	9,610

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,498)	$(1,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	548	352
Amortization of intangibles	400	400
Amortization of debt issuance costs	—	138
Accretion of debt discount	—	673
Minority interest	1	—
Stock-based compensation	512	293
Imputed interest on KGC installment payable	(205)	—
Recovery of KGC receivable	(419)	—
Impairment of long-lived assets	532	28
Deferred income taxes	(6)	—
Changes in assets and liabilities:
Accounts receivable	(354)	86
Inventories, net	1,615	712
Other current assets	326	239
Other assets	240	142
Accounts payable	(770)	(703)
Income taxes payable	217	2
Accrued distributor commissions	(64)	(495)
Other accrued expenses	496	(683)
Deferred revenue	(736)	(892)
Other current liabilities	30	(43)

Net cash used in operating activities	(4,135)	(1,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82)	(146)
Decrease (increase) in restricted cash	(639)	707
Decrease in certificate of deposit	740	—
Proceeds from KGC receivable	1,014	—

Net cash provided by investing activities	1,033	561

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	145
Proceeds from issuance of preferred stock and warrants	2,615	—

Net cash provided by financing activities	2,615	145

Effect of exchange rates on cash and cash equivalents	109	(251)

Net decrease in cash and cash equivalents	(378)	(1,073)
CASH AND CASH EQUIVALENTS, beginning of period	11,936	6,282

CASH AND CASH EQUIVALENTS, end of period	$11,558	$5,209

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
The Company’s majority-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States and Canada; Greater China, which consists of Hong Kong, Macau, Taiwan and China; Southeast Asia, which primarily consists of Singapore; South Korea; Japan; and Europe, which consists of Italy and Slovenia.
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
As of the date of adoption, the Company does not have any unrecognized tax benefits for uncertain tax positions. Interest and penalties on tax uncertainties are classified as a component of income tax expense. The total amount of interest and penalties accrued as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in the consolidated statements of operations during the six months ended June 30, 2007 and 2008 were not significant.
The Company and its subsidiaries file income tax returns in the United States and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2004, and is no longer subject to state income tax examinations for years prior to 2002. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.
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

In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Options to purchase common stock	821,791	55,167	1,041,458	70,500
Warrants to purchase common stock	3,139,811	6,281,310	3,139,811	6,281,310
Non-vested restricted stock	668,871	761,350	668,871	907,478
Convertible preferred stock	1,759,307	138,400	1,759,307	138,400
Convertible debentures	—	1,700,000	—	1,700,000
Options and warrants to purchase 47,500 and 6,281,310 shares of common stock, respectively, were outstanding at June 30, 2008. Such options expire on November 17, 2011. The warrants have expirations through April 21, 2015. The convertible debentures mature on October 19, 2009.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted SFAS No. 157 as of January 1, 2008, except as it applies to those non-financial assets and liabilities affected by the one year deferral. Non-financial assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the impact, if any, adopting the remaining provisions of SFAS No. 157 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. On January 1, 2008, we adopted SFAS 159 and did not elect to use fair value measurement on any assets or liabilities under this statement.
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
In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact, if any, of the guidance on our financial condition or results of operations.
In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company is currently evaluating the impact, if any, adopting EITF Issue No. 07-5 will have on its financial condition or results of operations.

In June 2008, the FASB ratified the consensus on EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF Issue No. 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The guidance provided by EITF Issue No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008 and will be applied retrospectively though a cumulative effect adjustment to retained earnings. The Company is currently evaluating the impact, if any, adopting EITF Issue No. 08-4 will have on its financial condition or results of operations.
3. SHARE-BASED COMPENSATION
Share-based compensation expense totaled approximately $433,000 and $129,000 for the three months ended June 30, 2007 and 2008, respectively, and approximately $512,000 and $293,000 for the six months ended June 30, 2007 and 2008, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
The following table summarizes the Company’s stock option activity:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]

Outstanding at December 31, 2007	70,500	$1.80
Forfeited or expired	(23,000)	1.80

Outstanding at June 30, 2008	47,500	1.80	3.4	$—

Vested and expected to vest at June 30, 2008	30,768	1.80	3.4	—
Exercisable at June 30, 2008	15,834	1.80	3.4	—

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

As of June 30, 2008, total unrecognized share-based compensation expense related to non-vested stock options was approximately $110,000, which is expected to be recognized over a weighted-average period of 0.7 years. All stock options outstanding at June 30, 2008 have an exercise price of $1.80 per share.
The following table summarizes the Company’s restricted stock activity:

		Wtd. Avg.
		Price at
		Date of
	Shares	Issuance

Outstanding at December 31, 2007	768,128	$1.94
Granted	139,350	0.91
Vested	(146,279)	1.94
Forfeited	(107,129)	1.81

Outstanding at June 30, 2008	654,070	1.74

As of June 30, 2008, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $824,000, which is expected to be recognized over a weighted-average period of 2.1 years.
4. COMPREHENSIVE LOSS (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net loss	$(1,460)	$(1,069)	$(6,498)	$(1,777)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	287	86	266	(342)

Comprehensive loss	$(1,173)	$(983)	$(6,232)	$(2,119)

5. CONTINGENCIES
Legal Matters
On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and an NHT Global distributor. On June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Mr. Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of its claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Mr. Loghry until the Trustee’s Case is resolved. On February 13, 2008, the District Court granted the Company’s motion to dismiss certain of the Trustee’s fraud and contract claims because the dismissed claims had been filed too late to be heard. For similar reasons, the District Court also dismissed all claims made in the Trustee’s Lawsuit against Messrs. Woodburn and LaCore. On March 25, 2008, the court denied the Trustee’s motion for reconsideration. On April 30, 2008, the Court consolidated the Trustee’s Case with a related, pending lawsuit. The one remaining contract claim against the Company and NHT Global U.S. is set for trial in February 2009 along with the claims in the related lawsuit. The Company continues to deny that this claim has any merit and intends to continue vigorously contesting it.

On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. On February 20, 2007, the named plaintiffs filed an amended complaint. On March 26, 2008, the District Court denied motions to dismiss filed by the defendants. The Company believes that the claims alleged in this lawsuit are without merit and intends to vigorously defend this lawsuit.
In August 2006, the Company was advised by the Staff of the SEC that it was conducting an informal inquiry into matters that are the subject of previously disclosed investigations by the Company’s Audit Committee, including payments received by Mark Woodburn and Terry LaCore from an independent distributor. In connection with the inquiry, the Staff of the SEC requested that the Company voluntarily provide it with certain information and documents, including information gathered by the independent investigator engaged by the Company’s Audit Committee. The Company voluntarily cooperated with this inquiry. On October 20, 2006, the Company received a formal order of investigation issued by the SEC regarding possible securities laws violations by the Company and/or other persons. At this time, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on the Company. The Company has been cooperating fully with the SEC with respect to its investigation.
On March 17, 2008, NHT Global U.S. received a copy of a demand for arbitration filed with the American Arbitration Association in Dallas, Texas by a former distributor, Team in Motion, Inc., a company that is believed to be owned or controlled by Kosta Gara (also formerly known as Kosta Gharagozloo). Prior to the termination of Team in Motion, Inc., Mr. Gara (or Team in Motion, Inc. or another affiliate of Mr. Gara) became the Master Distributor for bHIP Global, Inc., which competes with the Company for distributors. Team in Motion, Inc. sought $1,000,000 in damages plus interest and attorneys’ fees against the Company’s subsidiary. Team in Motion, Inc. has voluntarily withdrawn its demand for arbitration, without prejudice to refiling it.
On June 26, 2008, the Company filed a lawsuit in the 116th District Court, Dallas County, Texas, against Terry LaCore and bHIP Global, Inc. seeking an unspecified amount in actual and punitive damages, as well as a temporary and permanent injunction and other equitable relief.  The Company claims that Mr. LaCore deceived the Company, breached fiduciary duties, and breached various agreements regarding the use, disclosure and return of confidential information and other assets and non-interference with the Company and its business and relationships.  The Company also claims that Mr. LaCore and bHIP Global, Inc. are unlawfully taking, disparaging and/or interfering with the Company’s reputation, identity, confidential information, contracts and relationships, products, businesses and other assets.  The Company has obtained an agreed temporary restraining order in effect until the court rules on the Company’s request for a temporary injunction, which  request  is set to be heard  beginning on August 11, 2008.  The temporary restraining order restrains Mr. LaCore and  bHIP Global, Inc. (and its officers, agents, employees and attorneys) from (1) contracting with, or employing, any former or existing employee, distributor or supplier of the Company if such contract or employment would result in that person breaching his or her agreement with the Company; and (2) obtaining confidential information belonging to the Company if the restrained parties know that the information was obtained in breach of a confidentiality agreement between the Company and any former or existing employee, distributor or supplier of the Company.  The Company believes that its claims have merit and intends to vigorously pursue them.
On July 16, 2008, Lisa Grossmann, a former distributor and consultant for the Company, filed a lawsuit in the Superior Court of California in Sacramento, California, against the Company, Randall Mason, Chris Sharng, Gary Wallace and Scott Davidson, purporting to sue individually and on behalf of California distributors, shareholders, and customers of the Company. On behalf of California residents, Ms. Grossmann alleges that the defendants engaged in, or conspired to engage in, unfair competition and false advertising and seeks an unspecified amount of restitution and disgorgement, as well as an injunction. Individually, Ms. Grossmann alleges that the Company breached a contract to pay distributor commissions to her, the Company breached an implied covenant of good faith and fair dealing, all defendants were unjustly enriched at her expense, the individual defendants breached fiduciary duties to her, all defendants were negligent in conducting the affairs of the Company, and all defendants committed fraud. Ms. Grossmann seeks in excess of $500,000 in damages on her individual claims. The Company denies, and the Company understands that all other defendants deny, Ms. Grossmann’s allegations and intend to vigorously defend against them.
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

Contingent Gain
As of June 30, 2008, the Company has recognized approximately $225,000 of legal fees and expenses that it believes exceed the deductible under its D&O policy for the putative class action lawsuit and has made a request to its insurance carrier that they pay these fees and expenses. The Company intends to derecognize such legal fees and expenses upon confirmation of payment from the insurance carrier.
Consumer Indemnity
As required by the Door-to-Door Sales Act in South Korea, the Company obtained insurance for consumer indemnity claims with a mutual aid cooperative by entering into two mutual aid contracts with Mutual Aid Cooperative & Consumer (the “Cooperative”). The initial contract entered into on January 1, 2005 required the Company to invest KRW 600 million in the Cooperative, and the subsequent contract entered into on January 9, 2007, required the Company to deposit KRW 600 million with a financial organization as security on behalf of the Cooperative. The contracts secure payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. The accrual totaled KRW 45.8 million (USD $44,000) as of June 30, 2008. Depending on the sales volume, the Company may be required to increase or decrease the amount of the security deposit. During the second quarter of 2008, the Company withdrew the entire KRW 600 million deposit. The term of the remaining contract is considered indefinite since it must remain in place as long as the Company operates within South Korea. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under these contracts is equivalent to three months of rolling sales. The Company believes that the likelihood of utilizing the investment funds to provide for distributors claims is remote.
Registration Payment Arrangements
Pursuant to the Company’s agreement with its investors in a May 2007 financing for the sale of 1,759,307 shares of Series A preferred stock and warrants representing the right to purchase 1,759,307 shares of common stock, the Company is obligated for a specified period of time to maintain the effectiveness of the registration statement that was filed with the SEC covering the resale of the shares of common stock issuable upon the conversion of Series A preferred stock or the exercise of warrants issued in the financing. If the Company fails to maintain the effectiveness of such registration statement due to an intentional and willful act without immediately causing a subsequent registration statement to be filed with the SEC, then it will be obligated to pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers.
Pursuant to the Company’s agreement with its investors in an October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company is obligated to (i) file a registration statement covering the resale of certain of the shares of common stock underlying the securities issued in the financing with the SEC on or prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement and the ability of the investors to use the prospectus forming a part thereof for a specified period. If it fails to comply with these or certain other provisions, then the Company will be required to pay liquidated damages of 2.0% per month of the aggregate purchase price paid with respect to the unregistered shares of common stock by the investors in the October 2007 financing until the first anniversary of the closing date of the financing and 1.0% per month thereafter through the second anniversary of the closing date. The registration statement was declared effective on March 17, 2008 with respect to 1,700,000 shares of common stock issuable upon conversion of the variable rate convertible debentures and up to 1,495,952 shares issuable upon exercise of warrants held by the selling stockholders.
As of June 30, 2008, no contingent obligations have been recognized under registration payment arrangements.

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
7. LIQUIDITY
At June 30, 2008, the Company had cash and cash equivalents of $5.2 million and a working capital deficit of $3.5 million. During 2006 and 2007, the Company incurred significant, recurring losses from operations and negative operating cash flows. Sales decreased significantly during these years and the Company was unable to control the sales decline or cut operating expenses sufficiently to avoid the negative operating results. The Company’s losses attributable to common stockholders were $11.5 million and $27.0 million during 2006 and 2007, respectively.
The Company has taken several actions to ensure that it will continue as a going concern. It has planned for and executed many cost reduction initiatives since the end of the third quarter of 2007, such as employee headcount reductions, which include the termination of multiple management-level positions in Greater China and North America, lease terminations, and reductions in discretionary expenses. As a result, the Company believes that its current cash breakeven level has been significantly reduced.
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
As of June 30, 2008, we are conducting business through approximately 41,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have in prior years expended significant efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe. Additionally, we are consolidating underperforming markets in Latin America and Southeast Asia to further improve operating results and free up additional internal resources for our most promising markets.
During the year 2007 and the first six months of 2008, we generated approximately 90% and 91% of our revenue from subsidiaries located outside North America, with sales in Hong Kong representing approximately 62% and 65% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008

North America	$2,097	8.3%	$964	7.8%	$4,372	9.4%	$2,179	9.2%
Hong Kong	16,675	66.2	8,579	69.6	30,021	64.3	15,506	65.4
China	60	0.2	183	1.5	60	0.1	466	2.0
Taiwan	1,551	6.2	1,178	9.5	2,795	6.0	2,282	9.6
South Korea	3,085	12.3	945	7.7	5,808	12.4	2,354	9.9
Japan	622	2.5	308	2.5	1,363	2.9	650	2.7
Europe	—	—	109	0.9	—	—	109	0.5
Other[1]	1,091	4.3	57	0.5	2,277	4.9	172	0.7

Total	$25,181	100.0%	$12,323	100.0%	$46,696	100.0%	$23,718	100.0%

[1]	Includes product sales of $304,000 and $649,000 during the three and six month periods ended June 30, 2007, respectively, to KGC Networks Ptd. Ltd. (“KGC”) as part of a separate agreement entered into effective December 31, 2005 upon the sale of the Company’s 51% interest in KGC to Bannks Foundation. Also included are sales generated from the Latin America and Southeast Asia markets.

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
Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited by a fixed ceiling measured in terms of a specific percentage of total bonus value points. In some markets, commissions may be further limited. Distributor commissions are dependent on the sales mix and, for fiscal 2007 and the first six months of 2008, represented 46% and 36% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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

Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.7	28.0	25.0	27.6

Gross profit	76.3	72.0	75.0	72.4
Operating expenses:
Distributor commissions	49.6	37.3	49.1	36.2
Selling, general and administrative expenses	31.6	34.7	37.2	37.4
Depreciation and amortization	1.8	3.0	2.0	3.2
Impairment of long-lived assets	—	—	1.1	0.1
Recovery of KGC receivable	(1.6)	—	(0.9)	—

Total operating expenses	81.4	75.0	88.5	76.9

Loss from operations	(5.1)	(3.0)	(13.5)	(4.5)
Other income (expense), net	(0.1)	(5.4)	0.4	(2.7)

Loss before income taxes and minority interest	(5.2)	(8.4)	(13.1)	(7.2)
Income tax provision	(0.6)	(0.3)	(0.8)	(0.3)
Minority interest	—	—	—	—

Net loss	(5.8)%	(8.7)%	(13.9)%	(7.5)%

Net Sales. Net sales were $12.3 million for the three months ended June 30, 2008 compared to $25.2 million for the three months ended June 30, 2007, a decrease of $12.9 million, or 51%. Hong Kong net sales decreased $8.1 million, or 49%, over the comparable period a year ago. Additionally, net sales for North America and South Korea were down $1.1 million and $2.1 million, respectively, over the comparable prior year period. North American sales were slightly impacted by the launch of retail product selling in Italy during June 2008. Prior to the launch, sales into the European market were fulfilled by our North American subsidiaries. Additionally, net sales in Latin America and Southeast Asia were impacted by our efforts to consolidate those underperforming markets during 2008. Partly offsetting the decrease, net sales in China from our new e-commerce retail platform generated $183,000 during the second quarter of 2008.
Net sales were $23.7 million for the six months ended June 30, 2008 compared to $46.7 million for the six months ended June 30, 2007, a decrease of $23.0 million, or 49%. Hong Kong net sales decreased $14.5 million, or 48%, over the comparable period a year ago. Additionally, net sales for North America and South Korea were down $2.2 million and $3.5 million, respectively, over the comparable prior year period. Net sales in Latin America and Southeast Asia were impacted by our efforts to consolidate those underperforming markets during 2008. Partly offsetting the decrease, net sales in China from our new e-commerce retail platform generated $466,000 during the first six months of 2008.
The decrease in net sales for each period was primarily due to the Company’s lower product sales as a result of fewer active distributors. The Company’s active distributor count has declined in recent periods, primarily due to the distractions and disruptions caused by management changes in the 18-month period ending February 2007 and the members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. As of June 30, 2008, the operating subsidiaries of the Company had approximately 41,000 active distributors, compared to 75,000 active distributors at June 30, 2007. Hong Kong, in particular, experienced a decrease of 20,000 active distributors, or 46%, from June 30, 2007 to June 30, 2008.
As of June 30, 2008, the Company had deferred revenue of approximately $2.6 million, of which approximately $948,000 pertained to product sales and approximately $1.7 million pertained to unamortized enrollment package revenue.
Cost of Sales. Cost of sales was $3.4 million, or 28% of net sales, for the three months ended June 30, 2008, compared with $6.0 million, or 23.7% of net sales, for the three months ended June 30, 2007. Cost of sales was $6.5 million, or 27.6% of net sales, for the six months ended June 30, 2008, compared with $11.7 million, or 25.0% of net sales, for the six months ended June 30, 2007. Cost of sales decreased $2.5 million, or 42%, and $5.1 million, or 44%, for the three and six month periods ended June 30, 2008, respectively, over the comparable periods in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased for each period primarily due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales, and due to Chinese importation costs incurred in Hong Kong, as part of these costs are fixed and therefore did not decline at the same rate as net product sales.

Gross Profit. Gross profit was $8.9 million, or 72% of net sales, for the three months ended June 30, 2008, compared with $19.2 million, or 76.3% of net sales, for the three months ended June 30, 2007. Gross profit was $17.2 million, or 72.4% of net sales, for the six months ended June 30, 2008, compared with $35.0 million, or 75.0% of net sales, for the six months ended June 30, 2007. The gross profit decrease of $10.3 million and $17.8 million for the three and six month periods ended June 30, 2008, respectively, over the comparable periods in the prior year was mainly due to, as stated above, decreased product sales, the decline in enrollment package revenue, and Chinese importation costs incurred in Hong Kong that are fixed and therefore did not decrease relative to sales.
Distributor Commissions. Distributor commissions were $4.6 million, or 37.3% of net sales, for the three months ended June 30, 2008, compared with $12.5 million, or 49.6% of net sales, for the three months ended June 30, 2007. Distributor commissions decreased by $7.9 million, or 63.2%, when comparing these periods mainly due to the decrease in product sales, as well as a decrease in the overall commission rate that resulted from the implementation of a significant commission plan change during the end of the second quarter of 2007 and less supplemental commissions paid in Hong Kong and South Korea.
Distributor commissions were $8.6 million, or 36.2% of net sales, for the six months ended June 30, 2008, compared with $22.9 million, or 49.1% of net sales, for the six months ended June 30, 2007. Distributor commissions decreased by $14.3 million, or 62%, when comparing these periods mainly due to the decrease in product sales, as well as a decrease in the overall commission rate that resulted from the implementation of a significant commission plan change during the end of the second quarter of 2007, less supplemental commissions paid in North America, Hong Kong and South Korea, and fewer commissions earned in the newer markets of Japan, Latin America, and Europe.
The result of the commission plan change during the second quarter of 2007 was less than satisfying. While the payout as a percentage of sales was lowered, sales decreased significantly following the effective date of the change. We implemented certain changes to our commission plan in March 2008, primarily in the markets of Hong Kong, the United States, and Taiwan. Additional enhancements were also added at the same time to improve sales momentum. With these commission changes and enhancements, we are targeting a commission payout that will eventually settle around low to mid-40% of net sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.3 million, or 34.7% of net sales, for the three months ended June 30, 2008, compared with $8.0 million, or 31.6% of net sales, for the three months ended June 30, 2007. Selling, general and administrative expenses decreased by $3.7 million, or 46%, over the comparable period in the prior year, mainly due to the following:
•	lower employee-related expense ($567,000), travel-related costs ($63,000), professional fees ($866,000) and litigation settlement costs ($102,000) in North America;
•	lower employee-related expense in Japan ($89,000);
•	lower employee-related expense ($605,000), event costs ($236,000), public relations expense ($103,000), and credit card charges and assessments ($220,000) in Hong Kong and China;
•	lower operating costs due to office closures in Australia ($178,000) and Mexico ($69,000), as well as cutbacks in Southeast Asia ($98,000);
•	lower employee-related costs ($154,000) and credit card charges and assessments ($65,000) in South Korea;
•	lower stock-based compensation expense ($304,000); partly offset by
•	cost of expansion into Europe ($157,000); and
•	the reversal of the reserve established in fiscal 2004 with respect to the allegations made by the South Korean customs agency regarding importation of Alura into South Korea ($244,000).
Selling, general and administrative expenses were $8.9 million, or 37.4% of net sales, for the six months ended June 30, 2008 compared with $17.3 million, or 37.2% of net sales, for the six months ended June 30, 2007. Selling, general and administrative expenses decreased by $8.5 million, or 49%, over the comparable period in the prior year, mainly due to the following:
•	lower employee-related expense and severance costs ($2.0 million), travel-related costs ($239,000), professional fees ($1.2 million) and litigation settlement costs ($487,000) in North America;
•	lower overall expense in Japan ($751,000), specifically employee-related expense, due to expense reduction programs during the first nine months of 2007;
•	lower employee-related expense ($1.1 million), event costs ($289,000), professional fees ($220,000), public relations expense ($103,000), and credit card charges and assessments ($369,000) in Hong Kong and China;
•	lower employee-related costs, event costs and other office-related costs in Taiwan ($291,000);
•	lower operating costs due to office closures in Australia ($347,000) and Mexico ($337,000), as well as cutbacks in Southeast Asia ($205,000);

•	lower employee-related costs ($137,000) and credit card charges and assessments ($124,000) in South Korea;
•	lower stock-based compensation expense ($219,000); partly offset by
•	cost of expansion into Europe ($292,000); and
•	the reversal of the reserve established in fiscal 2004 with respect to the allegations made by the South Korean customs agency regarding importation of Alura into South Korea ($244,000).
The decrease in stock-based compensation expense to $129,000 for the three months ended June 30, 2008 from $433,000 for the comparable period in the prior year was due to the Company’s issuance of 609,940 shares of restricted stock under the 2007 Equity Incentive Plan to executive officers, directors, key employees and consultants during April 2007. Those grants of restricted stock to the executive officers and key employees and consultants vest quarterly on a pro rata basis over a three-year period. The restricted stock granted to the Company’s directors vested immediately and thus was recognized during the three months ended June 30, 2007.
Depreciation and Amortization. Depreciation and amortization was $366,000, or 3.0% of net sales, for the three months ended June 30, 2008, compared with $459,000, or 1.8% of net sales, for the three months ended June 30, 2007. Depreciation and amortization was $752,000, or 3.2% of net sales, for the six months ended June 30, 2008, compared with $948,000, or 2.0% of net sales, for the six months ended June 30, 2007. Depreciation and amortization decreased by $93,000 and $196,000 for the three and six month periods ended June 30, 2008 compared to the comparable periods in the prior year, respectively, as a result of the Company’s reduction of capital expenditures.
Impairment of Long-Lived Assets. Impairment of long-lived assets was $28,000 for the six months ended June 30, 2008, compared with $532,000 for the six months ended June 30, 2007. During the first three months of 2007, an impairment charge of $273,000 was recorded for certain office equipment and leasehold improvements in Mexico as the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location. Additionally, the Company determined that it was in its best interest to discontinue the use of certain computer software in the Japan office, which resulted in an additional impairment totaling $246,000.
Other Income (Expense), Net. Other expense was $663,000 for the three months ended June 30, 2008 compared with $22,000 for the three months ended June 30, 2007. The increase in other expense was primarily due to interest expense of $556,000 that the Company recorded on its convertible debentures issued in October 2007, including amortization of debt issuance cost and accretion of debt discount aggregating $449,000. Additionally, interest income declined as the Company has not recognized any imputed interest on the receivable from KGC Networks Ptd. Ltd. (“KGC”) in 2008. KGC became delinquent on its payments to the Company in August 2007. During the three months ended June 30, 2007, the Company recognized $88,000 in imputed interest on the KGC receivable.
For the first six months of 2008, other expense was $636,000 compared with income of $167,000 for the comparable period a year ago. The increase in other expense was primarily due to interest expense of $1.0 million that the Company recorded on its convertible debentures, including amortization of debt issuance cost and accretion of debt discount aggregating $811,000. Additionally, interest income declined as the Company has not recognized any imputed interest on the receivable from KGC in 2008. During the six months ended June 30, 2007, the Company recognized $205,000 in imputed interest on the KGC receivable. During the first three months of 2008, the Company recorded unrealized foreign currency gains of $371,000, which partially offset the loss of interest income and the increase in interest expense.
Income Taxes. The Company recorded a provision of $42,000 and $153,000 during the three months ended June 30, 2008 and 2007, respectively, related to its international operations. The Company recorded a provision of $79,000 and $363,000 during the first six months of ended June 30, 2008 and 2007, respectively. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.
Net Loss. Net loss was $1.1 million, or 8.7% of net sales, for the three months ended June 30, 2008, compared to net loss of $1.5 million, or 5.8% of net sales, for the three months ended June 30, 2007. Net loss was $1.8, or 7.5% of net sales, for the six months ended June 30, 2008, compared to net loss of $6.5 million, or 13.9% of net sales, for the six months ended June 30, 2007. The reduction in losses was primarily due to lower distributor commissions and selling, general and administrative expenses as compared to the comparable period in the prior year, offset by an increase in cost of sales (as a percentage of net sales) and interest expense on the convertible debentures.

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
More recently, on October 19, 2007, the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures (the “Debentures”) having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock. The Debentures are convertible by their holders into shares of our common stock at a conversion price of $2.50, subject to adjustment in certain circumstances. The Debentures bear interest at the greater of LIBOR plus 4%, or 10% per annum. Interest is payable quarterly beginning on January 1, 2008. One-half of the original principal amount of the Debentures is payable in 12 equal monthly installments beginning on November 1, 2008, and the balance is payable on October 19, 2009, unless extended by the holders to October 19, 2012. Under certain conditions, the Company may be able to pay principal and interest in shares of its common stock. Under certain conditions, the Company also has certain rights to force conversion or redemption of the debentures. The warrants have an exercise price of $3.52 per share. The placement agent and its assigns also received five-year warrants to purchase 149,595 shares of the Company’s common stock at an exercise price of $3.52 per share. The Company used the net proceeds from the October 2007 private placement to provide additional working capital.
At June 30, 2008, the Company’s cash and cash equivalents totaled approximately $5.2 million, including $113,000 in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement. Total cash and cash equivalents decreased by approximately $1.1 million from December 31, 2007 to June 30, 2008.
At June 30, 2008, the ratio of current assets to current liabilities was 0.74 to 1.00 and the Company had a working capital deficit of approximately $3.5 million. Current liabilities included deferred revenue of $2.6 million that consisted of amortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities, excluding deferred revenue, is 0.92 to 1.00. Working capital as of June 30, 2008 decreased $295,000 compared to the Company’s working capital as of December 31, 2007, mainly due to cash used in operations.
Cash used in operations for the six months ended June 30, 2008 was approximately $1.5 million. Cash was mainly utilized due to the incurrence of net losses; decreases in current liabilities, specifically accounts payable, accrued distributor commissions and other expenses and deferred revenue; partly offset by a reduction in existing inventories. The aggregate impact on cash resulting from the decrease in current liabilities totaled $2.8 million. This is due to the Company’s efforts to reduce operating expenses during the latter half of fiscal 2007 and less unamortized deferred enrollment package revenue.
Cash provided by investing activities during the period was approximately $561,000, primarily due to a decrease in restricted cash in South Korea. As required by the Door-to-Door Sales Act in South Korea, the Company obtained insurance for consumer indemnity claims with a mutual aid cooperative by entering into two mutual aid contracts with Mutual Aid Cooperative & Consumer (the “Cooperative”). The second contract entered into on January 9, 2007, required the Company to deposit KRW 600 million with a financial organization as security on behalf of the Cooperative. As a result of the current sales volume, the Company was able to withdraw the entire KRW 600 million deposit during the second quarter of 2008. This was partially offset by an increase in capital expenditures during the three months ended June 30, 2008 in Hong Kong for new office space and in China for additional retail space.
Cash provided by financing activities during the six months ended June 30, 2008 was approximately $145,000 due to a short-term loan entered into by our South Korean subsidiary. The loan was repaid in July 2008.
The Company has planned for and executed many cost reduction initiatives since the end of the third quarter of 2007, such as employee headcount reductions, which include the termination of multiple management-level positions in Greater China and North America, lease terminations, and reductions in discretionary expenses. As a result, the Company believes that its current cash breakeven level has been significantly reduced.

The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007, together with the proceeds received from the private placements consummated in May and October 2007, should be adequate to fund normal business operations expected in the near future, assuming no significant unforeseen expense or further revenue decline. In the first six months of 2007, even though the Company generated much greater revenue than in the first six months of 2008, the Company’s costs were not aligned to generate excess cash. The Company believes that its current cash flow breakeven level has been significantly reduced as a result of its recent cost reduction efforts conducted primarily in North America and Greater China.
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
The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at June 30, 2008 include the following:
Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2007 and June 30, 2008, the Company’s inventory value was approximately $3.6 million and $2.9 million, net of reserves of $1.8 million and $806,000, respectively. An additional reserve of $499,000 was recorded during the first six months of 2007. No significant reserve was recorded during the first six months of 2008.
Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At June 30, 2008, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was identified in the six month periods ended June 30, 2007 and 2008.
The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During the first three months of 2007, the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location. As a result, an impairment charge of $273,000 was recorded for certain office equipment and leasehold improvements. Additionally, the Company determined that it was in its best interest to discontinue the use of certain computer software in the Japan office, which resulted in an additional impairment totaling $246,000. At June 30, 2008, the net book value of the Company’s property and equipment and intangible assets were approximately $1.3 million and $2.2 million, respectively. No significant impairment was recorded during the first six months of 2008.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 6% of sales. Sales returns were approximately 5% of sales for each of the three month periods ended June 30, 2007 and 2008. The allowance for sales returns was approximately $754,000 and $877,000 at December 31, 2007 and June 30, 2008, respectively. No material changes in estimates have been recognized for the six months ended June 30, 2008.
Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $705,000 and $948,000 at December 31, 2007 and June 30, 2008, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2007 and June 30, 2008, enrollment package revenue totaling $2.8 million and $1.7 million was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
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
Item 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008 due to the material weakness identified as part of management’s evaluation of internal control over financial reporting discussed below. As a result, the Company performed additional account analysis and reconciliations to ensure the consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented.
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

During the first quarter of 2008, the Company hired a new finance manager in Taiwan. The finance manager is responsible for addressing the deficiencies identified above by completing an action plan for reconciliation and review of each account balance. Additionally, the action plan includes an initiative to improve efficiency and eliminate redundant tasks currently performed by the accounting and finance staff in Taiwan. As of June 30, 2008, certain action items necessary to eliminate the deficiencies are pending completion.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

NATURAL HEALTH TRENDS CORP.
Date: August 12, 2008	/s/ Chris T. Sharng
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