Form 10-Q
period 2008-09-30
NATURAL HEALTH TRENDS CORP
filed 2008-11-10
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 7, 2008, the number of shares outstanding of the registrant’s common stock was 10,343,582 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
September 30, 2008

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from forward-looking statements include the risks described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K and in this report, which include the following:
•	we may continue to experience substantial negative cash flows;

•	we may need to seek additional debt or equity financing;

•	we face risks related to securities and other litigation;

•	we could be adversely affected by additional audit committee investigations;

•	our ability to attract and retain distributors;

•	our ability to recruit and retain key management, directors and consultants;

•	our inability to directly control the marketing of our products;

•	our inability to control our distributors to the same extent as if they were our own employees;

•	our ability to protect or use our intellectual property rights;

•	claims against us that could arise from the misconduct of some of our former officers and directors;

•	adverse publicity associated with our products, ingredients or network marketing programs, or those of similar companies;

•	our ability to maintain or expand the number of our distributors or their productivity levels;

•	changes to our distributor compensation plan may not be accepted;

•	our dependence on our Hong Kong and China market for most of our revenue;

•	regulatory matters pertaining to direct-selling laws, particularly in China;

•	we could be required to modify our compensation plan in China in a way that could adversely affect our business;

•	activities of our members in China could adversely affect our Hong Kong e-commerce model;

•	our inability to obtain a direct-selling license in China;

•	our failure to properly pay business taxes or customs duties, including those of China;

•	risks associated with operating internationally;

•	risks associated with the amount of compensation paid to distributors, which can affect our profitability;

•	we rely on our suppliers’ product liability insurance and product liability claims could hurt our business;

•	our internal controls and accounting methods may require further modification;

•	we could be adversely affected if we fail to maintain an effective system of internal controls;

•	risks associated with our reliance on information technology systems;

•	risks associated with the extensive regulation of our business and the implications of changes in such regulations;

•	currency exchange rate fluctuations could lower our revenue and net income;

•	failure of new products to gain distributor or market acceptance;

•	failure of our information technology system could harm our business;

•	we have a limited product line;

•	our reliance on outside manufacturers;

•	the intensely competitive nature of our business;

•	terrorist attacks, cyber attacks, acts of war or other disasters, particularly given the scope of our international operations;

•	disappointing quarterly revenue or operating results, which could adversely affect our stock price;

•	our common stock is particularly subject to volatility because of the industry in which we operate;

•	consequences arising if an active public trading market for our common stock does not continue;

•	consequences if we fail to regain compliance with applicable Nasdaq requirements;

•	adverse consequences if securities analysts publish adverse research or reports, or otherwise fail to cover us at all;

•	our failure to wisely apply the proceeds derived from our May and October 2007 financings effectively;

•	adverse cash flow consequences from leverage and debt service obligations;

•	substantial cash payments could be required upon an event of default under our variable rate convertible debentures;

•	failure to maintain the registration statements covering the resale of shares of common stock for certain investors will result in liquidated damages;

•	covenants and restrictions in certain investor agreements could restrict our ability to operate our business;

•	the implications of the actual or anticipated conversion or exercise of our convertible securities; and

•	future sales by us or our stockholders of shares of common stock could depress the market price of our common stock.
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,	September 30,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,282	$3,969
Restricted cash	298	227
Accounts receivable	418	222
Inventories, net	3,585	1,974
Other current assets	1,324	894

Total current assets	11,907	7,286
Property and equipment, net	1,537	1,321
Goodwill	1,764	1,764
Intangible assets, net	2,600	2,000
Restricted cash	4,317	3,678
Deferred tax assets	208	164
Other assets	2,363	1,657

Total assets	$24,696	$17,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,168	$1,387
Income taxes payable	363	376
Accrued distributor commissions	2,018	1,063
Other accrued expenses	3,599	2,806
Deferred revenue	3,496	2,116
Current portion of convertible debentures, net of discount of $151 and $609 at December 31, 2007 and September 30, 2008, respectively	203	1,339
Other current liabilities	3,254	3,192

Total current liabilities	15,101	12,279
Convertible debentures, net of discount of $3,896 and $2,302 at December 31, 2007 and September 30, 2008, respectively	—	—

Total liabilities	15,101	12,279
Commitments and contingencies
Minority interest	33	34
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2007 and September 30, 2008, aggregate liquidation value of $259	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,327,405 and 10,343,582 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	10	10
Additional paid-in capital	79,158	79,579
Accumulated deficit	(70,989)	(75,082)
Accumulated other comprehensive income:
Foreign currency translation adjustments	1,259	926

Total stockholders’ equity	9,562	5,557

Total liabilities and stockholders’ equity	$24,696	$17,870

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net sales	$16,828	$11,016	$63,524	$34,734
Cost of sales	4,892	3,050	16,559	9,585

Gross profit	11,936	7,966	46,965	25,149
Operating expenses:
Distributor commissions	7,267	4,573	30,187	13,170
Selling, general and administrative expenses (including stock-based compensation expense of $144 and $128 during the three months ended September 30, 2007 and 2008, respectively, and $656 and $421 during the nine months ended September 30, 2007 and 2008, respectively)	7,923	4,358	25,272	13,226
Depreciation and amortization	420	338	1,368	1,090
Impairment of long-lived assets	—	2	532	30
Recovery of KGC receivable	(146)	—	(565)	—

Total operating expenses	15,464	9,271	56,794	27,516

Loss from operations	(3,528)	(1,305)	(9,829)	(2,367)
Other income:
Gain (loss) on foreign exchange	45	(345)	(109)	(92)
Interest income	89	18	424	86
Interest expense (including amortization of debt issuance costs and accretion of debt discount of $559 and $1,370 during the three and nine months ended September 30, 2008, respectively)	(4)	(666)	(18)	(1,609)
Other	5	19	5	5

Total other income (expense), net	135	(974)	302	(1,610)

Loss before income taxes and minority interest	(3,393)	(2,279)	(9,527)	(3,977)
Income tax provision	(97)	(37)	(460)	(116)
Minority interest	(6)	—	(7)	—

Net loss	(3,496)	(2,316)	(9,994)	(4,093)

Beneficial conversion feature on preferred stock	—	—	(1,574)	—
Preferred stock dividends	(37)	(4)	(70)	(12)

Net loss attributable to common stockholders	$(3,533)	$(2,320)	$(11,638)	$(4,105)

Loss per share – basic and diluted	$(0.43)	$(0.24)	$(1.41)	$(0.42)

Weighted-average number of shares outstanding	8,278	9,719	8,254	9,670

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,994)	$(4,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	767	490
Amortization of intangibles	600	600
Amortization of debt issuance costs	—	234
Accretion of debt discount	—	1,136
Minority interest	7	—
Stock-based compensation	656	421
Imputed interest on KGC installment payable	(228)	—
Recovery of KGC receivable	(565)	—
Impairment of long-lived assets	532	30
Deferred income taxes	(6)	—
Changes in assets and liabilities:
Accounts receivable	(52)	159
Inventories, net	861	1,540
Other current assets	660	432
Other assets	186	285
Accounts payable	(44)	(773)
Income taxes payable	163	9
Accrued distributor commissions	(1,736)	(901)
Other accrued expenses	(479)	(826)
Deferred revenue	(1,376)	(1,363)
Other current liabilities	(34)	(200)

Net cash used in operating activities	(10,082)	(2,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(290)	(276)
Decrease (increase) in restricted cash	(547)	665
Decrease in certificate of deposit	1,277	—
Proceeds from KGC receivable	1,183	—

Net cash provided by investing activities	1,623	389

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	145
Payments on debt	—	(145)
Proceeds from issuance of preferred stock and warrants	2,575	—
Proceeds from issuance of common stock	90	—

Net cash provided by financing activities	2,665	—

Effect of exchange rates on cash and cash equivalents	57	118

Net decrease in cash and cash equivalents	(5,737)	(2,313)
CASH AND CASH EQUIVALENTS, beginning of period	11,936	6,282

CASH AND CASH EQUIVALENTS, end of period	$6,199	$3,969

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
As of the date of adoption, the Company does not have any unrecognized tax benefits for uncertain tax positions. Interest and penalties on tax uncertainties are classified as a component of income tax expense. The total amount of interest and penalties accrued as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in the consolidated statements of operations during the nine months ended September 30, 2007 and 2008 were not significant.
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

In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Options to purchase common stock	291,000	47,500	1,041,458	70,500
Warrants to purchase common stock	3,139,811	6,281,310	3,139,811	6,281,310
Non-vested restricted stock	668,871	654,070	711,686	907,478
Convertible preferred stock	1,759,307	138,400	1,759,307	138,400
Convertible debentures	—	1,700,000	—	1,700,000
Options and warrants to purchase 47,500 and 6,281,310 shares of common stock, respectively, were outstanding at September 30, 2008. Such options expire on November 17, 2011. The warrants have expirations through April 21, 2015. The convertible debentures mature on October 19, 2009.
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

In June 2008, the FASB ratified the consensus on EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF Issue No.08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The guidance provided by EITF Issue No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008 and will be applied retrospectively though a cumulative effect adjustment to retained earnings. The Company is currently evaluating the impact, if any, adopting EITF Issue No. 08-4 will have on its financial condition or results of operations.
3.	SHARE-BASED COMPENSATION
Share-based compensation expense totaled approximately $144,000 and $128,000 for the three months ended September 30, 2007 and 2008, respectively, and approximately $656,000 and $421,000 for the nine months ended September 30, 2007 and 2008, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
The following table summarizes the Company’s stock option activity:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]

Outstanding at December 31, 2007	70,500	$1.80
Forfeited or expired	(26,333)	1.80

Outstanding at September 30, 2008	44,167	1.80	3.0	$—

Vested and expected to vest at September 30, 2008	29,627	1.80	3.0	—
Exercisable at September 30, 2008	15,834	1.80	2.8	—

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

As of September 30, 2008, total unrecognized share-based compensation expense related to non-vested stock options was approximately $50,000, which is expected to be recognized over a weighted-average period of 0.6 years. All stock options outstanding at September 30, 2008 have an exercise price of $1.80 per share.
The following table summarizes the Company’s restricted stock activity:

		Wtd. Avg.
		Price at
		Date of
	Shares	Issuance

Outstanding at December 31, 2007	768,128	$1.94
Granted	139,350	0.91
Vested	(221,056)	1.92
Forfeited	(123,173)	1.87

Outstanding at September 30, 2008	563,249	1.71

As of September 30, 2008, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $695,000, which is expected to be recognized over a weighted-average period of 1.9 years.
4.	COMPREHENSIVE LOSS (In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net loss	$(3,496)	$(2,316)	$(9,994)	$(4,093)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	4	9	270	(333)

Comprehensive loss	$(3,492)	$(2,307)	$(9,724)	$(4,426)

5.	CONTINGENCIES
Legal Matters
On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global U.S. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and an NHT Global distributor. On June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Mr. Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of its claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Mr. Loghry until the Trustee’s Case is resolved. On February 13, 2008, the District Court granted the Company’s motion to dismiss certain of the Trustee’s fraud and contract claims because the dismissed claims had been filed too late to be heard. In May 2008, the Court consolidated the Trustee’s Case with a related, pending lawsuit. Messrs. Woodburn and LaCore and another defendant, Lisa Grossmann, have now reached settlements with the Trustee and Mr. Loghry. On October 6, 2008, the Company and the remaining defendants filed a joint motion for summary judgment dismissing all of the Trustee’s remaining claims. If the motion for summary judgment is not granted, then trial of the remaining claims is set for January 2009.

On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. At a mediation held on August 23, 2008, the parties reached an agreement in principle to settle the litigation. The agreement in principle provides that the shareholder class will receive a total payment of $2.75 million. Of that amount, the Company’s directors and officers insurance carriers have agreed in principle to pay $2.5 million, and the Company has agreed in principle to pay $250,000. The settlement is subject to a number of conditions, including a definitive agreement and final court approval following completion of a fairness hearing. At this time, there can be no assurance that these conditions will be met and that the settlement of the securities class action litigation will receive final court approval. If the settlement is not completed, the parties to this suit may attempt to reach agreement on alternative settlement terms or resume litigation. The parties are in the process of preparing an agreement and stipulation for filing with the court. The Company recorded an accrual for $250,000 related to this matter during the third quarter of 2008 and simultaneously derecognized $225,000 of legal fees that existed as of June 30, 2008 which have been paid under its directors and officers insurance policy.
On October 26, 2006, the Company announced that it had received a formal order of investigation issued by the SEC regarding possible securities laws violations by the Company and/or other persons. On September 15, 2008, the Company announced that the SEC had completed its investigation and, as to the Company, did not intend to recommend any enforcement action. On September 3, 2008, the SEC filed a civil action in the United States District Court for the Norther District of Texas charging Messrs. Woodburn and LaCore, with securities fraud and other violations arising from undisclosed related party transactions from 2001 through 2005. The complaint against Messrs. Woodburn and LaCore alleged that, from 2001 through August 2005, the Company’s top distributor paid them approximately $2.5 million in undisclosed payments. The complaint also alleged that, in February 2004, Mr. Woodburn caused the Company to loan $256,000 to a Woodburn family-controlled entity, and later took steps to conceal the related party nature of the loan when it was discovered by the Company’s new accounting management in late 2004. The complaint further alleged that the activities of Messrs. Woodburn and LaCore resulted in the Company’s failure to disclose, or adequately disclose, the related party transactions in periodic filings, registration statements, and proxy statements. On September 4, 2008, the SEC announced that Messrs. Woodburn and LaCore agreed to settle the SEC’s charges without admitting or denying the allegations of the complaint. Messrs. Woodburn and LaCore each agreed to be permanently enjoined from violating the securities laws they were alleged to have violated and to a five-year officer and director bar. In addition, Mr. Woodburn agreed to pay a $60,000 civil penalty and Mr. LaCore agreed to pay a $50,000 civil penalty.
On June 26, 2008, the Company filed a lawsuit in the 116th District Court, Dallas County, Texas, against Terry LaCore and bHIP Global, Inc. seeking an unspecified amount in actual and punitive damages, as well as a temporary and permanent injunction and other equitable relief.  The Company claims that Mr. LaCore deceived the Company, breached fiduciary duties, and breached various agreements regarding the use, disclosure and return of confidential information and other assets and the non-interference with the Company and its business and relationships.  The Company also claims that Mr. LaCore and bHIP Global, Inc. are unlawfully taking, disparaging and/or interfering with the Company’s reputation, identity, confidential information, contracts and relationships, products, businesses and other assets.  The Company has obtained an agreed temporary restraining order in effect until the court rules on the Company’s request for a temporary injunction.  The temporary restraining order restrains Mr. LaCore and  bHIP Global, Inc. (and its officers, agents, employees and attorneys) from (1) contracting with, or employing, any former or existing employee, distributor or supplier of the Company if such contract or employment would result in that person breaching his or her agreement with the Company; and (2) obtaining confidential information belonging to Plaintiff if the Defendant knows that the information was obtained in breach of an confidentiality agreement between the Company and any former or existing employee, distributor or supplier of the Company.  The Company’s application for a temporary injunction was heard in August 2008. On October 23, 2008, the court advised the parties that it intended to issue a temporary injunction substantially similar to the temporary restraining order. No scheduling order has yet been entered in this case. The Company believes that its claims have merit and intends to vigorously pursue them.
On July 16, 2008, Lisa Grossmann, a former distributor and consultant for the Company, filed a lawsuit in the Superior Court of California in Sacramento, California, against the Company, Randall Mason, Chris Sharng, Gary Wallace and Scott Davidson, purporting to sue individually and on behalf of California distributors, shareholders, and customers of the Company. On behalf of California residents, Ms. Grossmann alleges that the defendants engaged in, or conspired to engage in, unfair competition and false advertising and seeks an unspecified amount of restitution and disgorgement, as well as an injunction. Individually, Ms. Grossmann alleges that the Company breached a contract to pay distributor commissions to her, the Company breached an implied covenant of good faith and fair dealing, all defendants were unjustly enriched at her expense, the individual defendants breached fiduciary duties to her, all defendants were negligent in conducting the affairs of the Company, and all defendants committed fraud. Ms. Grossmann seeks in excess of $500,000 in damages on her individual claims. All defendants deny Ms. Grossmann’s allegations and intend to vigorously defend them.

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
Consumer Indemnity
As required by the Door-to-Door Sales Act in South Korea, the Company obtained insurance for consumer indemnity claims with a mutual aid cooperative by entering into two mutual aid contracts with Mutual Aid Cooperative & Consumer (the “Cooperative”). The initial contract entered into on January 1, 2005 required the Company to invest KRW 600 million in the Cooperative, and the subsequent contract entered into on January 9, 2007, required the Company to deposit KRW 600 million with a financial organization as security on behalf of the Cooperative. The contracts secure payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. The accrual totaled KRW 48.1 million (USD $41,000) as of September 30, 2008. Depending on the sales volume, the Company may be required to increase or decrease the amount of the security deposit. During the second quarter of 2008, the Company withdrew the entire KRW 600 million deposit. The term of the remaining contract is considered indefinite since it must remain in place as long as the Company operates within South Korea. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under these contracts is equivalent to three months of rolling sales. The Company believes that the likelihood of utilizing the investment funds to provide for distributors claims is remote.
Registration Payment Arrangements
Pursuant to the agreement with the investors in the May 2007 financing for the sale of 1,759,307 shares of Series A preferred stock and warrants representing the right to purchase 1,759,307 shares of common stock, the Company is obligated for a specified period of time to maintain the effectiveness of the registration statement that was filed with the SEC covering the resale of the shares of common stock issuable upon the conversion of Series A preferred stock or the exercise of warrants issued in the financing. If the Company fails to maintain the effectiveness of such registration statement due to an intentional and willful act without immediately causing a subsequent registration statement to be filed with the SEC, then it will be obligated to pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers.
Pursuant to the agreement with the investors in the October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company is obligated to (i) file a registration statement covering the resale of certain of the shares of common stock underlying the securities issued in the financing with the Commission on or prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement and the ability of the investors to use the prospectus forming a part thereof for a specified period. If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 2.0% per month of the aggregate purchase price paid with respect to the unregistered shares of common stock by the investors in the October 2007 financing until the first anniversary of the closing date of the financing and 1.0% per month thereafter through the second anniversary of the closing date. The registration statement was declared effective on March 17, 2008 with respect to 1,700,000 shares of common stock issuable upon conversion of the variable rate convertible debentures and up to 1,495,952 shares issuable upon exercise of warrants held by the selling stockholders.
As of September 30, 2008, no contingent obligations have been recognized under registration payment arrangements.
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
At September  30, 2008, the Company had cash and cash equivalents of $4.0 million and a working capital deficit of $5.0 million. During 2006 and 2007, the Company incurred significant, recurring losses from operations and negative operating cash flows. Sales decreased significantly during these years and the Company was unable to control the sales decline or cut operating expenses sufficiently to avoid the negative operating results. The Company’s losses attributable to common stockholders were $11.5 million and $27.0 million during 2006 and 2007, respectively.
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
The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007, and the proceeds received from the private placements consummated in May and October 2007 should be adequate to fund normal business operations expected in the near future, including the monthly redemption requirements for the convertible debentures, assuming no significant unforeseen expense or further revenue decline.
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
As of September 30, 2008, we are conducting business through approximately 35,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have in prior years expended significant efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe, in particular Russia. Additionally, we have consolidated underperforming markets in Latin America and Southeast Asia to further improve operating results and free up additional internal resources for our most promising markets.
During the year 2007 and the first nine months of 2008, we generated approximately 90% and 92% of our revenue from subsidiaries located outside North America, with sales in Hong Kong representing approximately 62% and 65% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008

North America	$1,677	10.0%	$473	4.3%	$6,049	9.5%	$2,652	7.6%
Hong Kong	10,039	59.7	7,011	63.6	40,060	63.1	22,517	64.8
China	288	1.7	354	3.2	348	0.5	820	2.4
Taiwan	1,356	8.1	1,376	12.5	4,151	6.5	3,658	10.5
South Korea	2,010	11.9	958	8.7	7,818	12.3	3,312	9.5
Japan	463	2.7	351	3.2	1,826	2.9	1,001	2.9
Europe	—	—	471	4.3	—	—	580	1.7
Other[1]	995	5.9	22	0.2	3,272	5.2	194	0.6

Total	$16,828	100.0%	$11,016	100.0%	$63,524	100.0%	$34,734	100.0%

[1]	Includes product sales of $381,000 and $1,030,000 during the three and nine month periods ended September 30, 2007, respectively, to KGC Networks Ptd Ltd. as part of a separate agreement entered into effective December 31, 2005 upon the sale of the Company’s 51% interest in KGC to Bannks Foundation. Also included are sales generated from the Latin America and Southeast Asia markets.

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
Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited by a fixed ceiling measured in terms of a specific percentage of total bonus value points. In some markets, commissions may be further limited. Distributor commissions are dependent on the sales mix and, for fiscal 2007 and the first nine months of 2008, represented 46% and 38% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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

Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	29.1	27.7	26.1	27.6

Gross profit	70.9	72.3	73.9	72.4
Operating expenses:
Distributor commissions	43.2	41.5	47.5	37.9
Selling, general and administrative expenses	47.1	39.6	39.8	38.1
Depreciation and amortization	2.5	3.1	2.2	3.1
Impairment of long-lived assets	—	—	0.8	0.1
Recovery of KGC receivable	(0.9)	—	(0.9)	—

Total operating expenses	91.9	84.2	89.4	79.2

Loss from operations	(21.0)	(11.9)	(15.5)	(6.8)
Other income (expense), net	0.8	(8.8)	0.5	(4.7)

Loss before income taxes and minority interest	(20.2)	(20.7)	(15.0)	(11.5)
Income tax provision	(0.6)	(0.3)	(0.7)	(0.3)
Minority interest	—	—	—	—

Net loss	(20.8)%	(21.0)%	(15.7)%	(11.8)%

Net Sales. Net sales were $11.0 million for the three months ended September 30, 2008 compared to $16.8 million for the three months ended September 30, 2007, a decrease of $5.8 million, or 35%. Hong Kong net sales decreased $3.0 million, or 30%, over the comparable period a year ago. Additionally, net sales for North America and South Korea were down $1.2 million and $1.1 million, respectively. North American sales were slightly impacted by the launch of retail product selling in Italy during June 2008. Prior to the launch, sales into the European market were fulfilled by our North American subsidiaries. Additionally, net sales in Latin America and Southeast Asia were impacted by our efforts to consolidate underperforming markets during 2008. Partly offsetting the decrease, net sales in China from our new e-commerce retail platform generated $354,000 during the third quarter of 2008.
Net sales were $34.7 million for the nine months ended September 30, 2008 compared to $63.5 million for the nine months ended September 30, 2007, a decrease of $28.8 million, or 45%. Hong Kong net sales decreased $17.5 million, or 44%, over the comparable period a year ago. Additionally, net sales for North America and South Korea were down $3.4 million and $4.5 million, respectively. Additionally, net sales in Latin America and Southeast Asia were impacted by our efforts to consolidate underperforming markets during 2008. Partly offsetting the decrease, net sales in China from our new e-commerce retail platform generated $820,000 during the first nine months of 2008.
The decrease in net sales for each period was primarily due to the Company’s lower product sales as a result of fewer active distributors. The Company’s active distributor count has continually declined from more competition, the distractions and disruptions caused by management changes in the 18-month period ending February 2007 and the members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. As of September 30, 2008, the operating subsidiaries of the Company had approximately 35,000 active distributors, compared to 67,000 active distributors at September 30, 2007. Hong Kong experienced a decrease of 19,000 active distributors, or 48%, from September 30, 2007 to September 30, 2008.
As of September 30, 2008, the Company had deferred revenue of approximately $2.1 million, of which approximately $868,000 pertained to product sales and approximately $1.2 million pertained to unamortized enrollment package revenue.
Cost of Sales. Cost of sales was $3.1 million, or 27.7% of net sales, for the three months ended September 30, 2008 compared with $4.9 million, or 29.1% of net sales, for the three months ended September 30, 2007. Cost of sales decreased $1.8 million, or 38%, for the three months ended September 30, 2008 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales decreased for the three months ended September 30, 2008 primarily due to lower warehousing costs in Hong Kong and lower transportation costs in North America, partially offset by a decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales.

Cost of sales was $9.6 million, or 27.6% of net sales, for the nine months ended September 30, 2008 compared with $16.6 million, or 26.1% of net sales, for the nine months ended September 30, 2007. Cost of sales decreased $7.0 million, or 42%, for the nine months ended September 30, 2008 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased for the nine months ended September 30, 2008 primarily due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales, and due to Chinese importation costs incurred in Hong Kong, as these costs have not declined at the same rate as net product sales.
Gross Profit. Gross profit was $8.0 million, or 72.3% of net sales, for the three months ended September 30, 2008 compared with $11.9 million, or 70.9% of net sales, for the three months ended September 30, 2007. Gross profit was $25.1 million, or 72.4% of net sales, for the nine months ended September 30, 2008 compared with $47.0 million, or 73.9% of net sales, for the nine months ended September 30, 2007. The gross profit decrease of $3.9 million and $21.9 million for the three and nine months ended September 30, 2008, respectively, over the comparable periods in the prior year, was mainly due to, as stated above, decreased product sales and the decline in enrollment package revenue.
Distributor Commissions. Distributor commissions were $4.6 million, or 41.5% of net sales, for the three months ended September 30, 2008 compared with $7.3 million, or 43.2% of net sales, for the three months ended September 30, 2007. Distributor commissions decreased by $2.7 million, or 37%, mainly due to the decrease in product sales, as well as a decrease in the overall commission rate that resulted from the implementation of a significant commission plan change during the the second quarter of 2007 and less supplemental commissions paid in North America and Hong Kong.
Distributor commissions were $13.2 million, or 37.9% of net sales, for the nine months ended September 30, 2008 compared with $30.2 million, or 47.5% of net sales, for the nine months ended September 30, 2007. Distributor commissions decreased by $17.0 million, or 56%, mainly due to the decrease in product sales, as well as a decrease in the overall commission rate that resulted from the implementation of a significant commission plan change during the end of the second quarter of 2007, less supplemental commissions paid in North America, Hong Kong and South Korea, and fewer commissions earned in the newer markets of Japan and Europe.
The result of the commission plan change during the second quarter of 2007 was less than satisfying. While the payout as a percentage of sales was lowered, sales decreased significantly following the effective date of the change. We implemented certain changes to our commission plan in March 2008, primarily in the markets of Hong Kong, the United States, and Taiwan. Additional enhancements were also added at the same time to improve sales momentum. With these commission changes and enhancements, we targeted a commission payout we expected to eventually settle around low to mid-40% of sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.4 million, or 39.6% of net sales, for the three months ended September 30, 2008 compared with $7.9 million, or 47.1% of net sales, for the three months ended September 30, 2007. Selling, general and administrative expenses decreased by $3.6 million, or 45%, over the comparable period in the prior year, mainly due to the following:
•	lower accounting and other non-legal professional fees ($242,000), insurance costs ($84,000), credit card charges and assessments ($64,000), and facility-related costs ($83,000) in North America;

•	lower employee-related expense ($540,000), public relations expense ($132,000), professional fees ($1.6 million); rent expense ($60,000) and credit card charges and assessments ($67,000) in Hong Kong and China;

•	lower employee-related expense ($41,000) and professional fees ($30,000) in Taiwan;

•	lower operating costs due to office closures in Australia ($169,000) and Mexico ($241,000), as well as cutbacks in Southeast Asia ($136,000);

•	lower employee-related costs ($157,000), credit card charges and assessments ($53,000), rent expense ($51,000) and event costs ($56,000) in South Korea;

•	lower stock-based compensation expense ($16,000); partly offset by

•	higher employee-related expense ($91,000), legal fees and litigation settlement costs ($446,000) in North America.

Selling, general and administrative expenses were $13.2 million, or 38.1% of net sales, for the nine months ended September 30, 2008 compared with $25.3 million, or 39.8% of net sales, for the nine months ended September 30, 2007. Selling, general and administrative expenses decreased by $12.0 million, or 48% in the nine months ended September 30, 2008, mainly due to the following:
•	lower employee-related expense and severance costs ($1.9 million), travel-related costs ($265,000), insurance costs ($259,000), credit card fees and assessments ($121,000), facility-related costs ($112,000), professional fees ($1.2 million) and litigation settlement costs ($241,000) in North America;

•	lower overall expense in Japan ($770,000), specifically employee-related expense, due to expense reduction programs during the first nine months of 2007;

•	lower employee-related expense ($1.6 million), event costs ($289,000), professional fees ($1.8 million), public relations expense ($235,000), credit card charges and assessments ($436,000), and other miscellaneous costs ($238,000) in Hong Kong and China;

•	lower employee-related costs, event costs and other office-related costs ($332,000) in Taiwan;

•	lower operating costs due to office closures in Australia ($516,000) and Mexico ($578,000), as well as cutbacks in Southeast Asia ($341,000);

•	lower employee-related costs ($294,000), credit card charges and assessments ($177,000), rent expense ($75,000) and event costs ($65,000) in South Korea;

•	lower stock-based compensation expense ($235,000); partly offset by

•	cost of expansion into Europe ($296,000); and

•	the reversal of the reserve established in fiscal 2004 with respect to the allegations made by the South Korean customs agency regarding importation of Alura into South Korea ($244,000).
Depreciation and Amortization. Depreciation and amortization was $338,000, or 3.1% of net sales, for the three months ended September 30, 2008 compared with $420,000, or 2.5% of net sales, for the three months ended September 30, 2007. Depreciation and amortization was $1.1 million, or 3.1% of net sales, for the nine months ended September 30, 2008 compared with $1.4 million, or 2.2% of net sales, for the nine months ended September 30, 2007. Depreciation and amortization decreased by $82,000 and $278,000 for the three and nine months ended September 30, 2008 compared to the comparable periods in the prior year, respectively, as a result of the Company’s slowdown in capital expenditures.
Impairment of Long-Lived Assets. Impairment of long-lived assets was $30,000 for the nine months ended September 30, 2008 compared with $532,000 for the nine months ended September 30, 2007. During the first three months of 2007, an impairment charge of $273,000 was recorded for certain office equipment and leasehold improvements in Mexico as the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location. Additionally, the Company determined that it was in its best interest to discontinue the use of certain computer software in the Japan office, which resulted in additional impairment totaling $246,000.
Other Income (Expense), Net. Other expense was $974,000 for the three months ended September 30, 2008 compared with income of $135,000 for the three months ended September 30, 2007. The increase in other expense was primarily due to interest expense of $665,000 the Company recorded on its convertible debentures issued in October 2007, including amortization of debt issuance cost and accretion of debt discount aggregating $559,000. During the three months ended September 30, 2008, the Company recorded unrealized foreign currency losses of $345,000 on intercompany foreign currency transactions primarily due to the appreciation of the U.S. dollar against the South Korean won and the euro.
For the first nine months of 2008, other expense was $1.6 million compared with income of $302,000 for the comparable period a year ago. The increase in other expense was primarily due to interest expense of $1.7 million the Company recorded on its convertible debentures, including amortization of debt issuance cost and accretion of debt discount aggregating $1.4 million. Additionally, interest income declined as the Company has not recognized any imputed interest on the receivable from KGC Networks Ptd. Ltd. (“KGC”) in 2008. KGC became delinquent on its payments to the Company in August 2007. During the nine months ended September 30, 2007, the Company recognized $228,000 in imputed interest on the KGC receivable.
Income Taxes. The Company recorded a provision of $37,000 and $97,000 during the three months ended September 30, 2008 and 2007, respectively, related to its international operations. The Company recorded a provision of $116,000 and $460,000 during the first nine months of ended September 30, 2008 and 2007, respectively. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.
Net Loss. Net loss was $2.3 million, or 21.0% of net sales, for the three months ended September 30, 2008 compared to net loss of $3.5 million, or 20.8% of net sales, for the three months ended September 30, 2007. Net loss was $4.1 million, or 11.8% of net sales, for the nine months ended September 30, 2008 compared to net loss of $10.0 million, or 15.7% of net sales, for the nine months ended September 30, 2007. The reduction in losses was primarily due to lower distributor commissions and selling, general and administrative expenses as compared to the comparable period in the prior year, partially offset by the interest expense on the convertible debentures.

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
More recently, on October 19, 2007, the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures (the “Debentures”) having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock. The Debentures are convertible by their holders into shares of our common stock at a conversion price of $2.50, subject to adjustment in certain circumstances. The Debentures bear interest at the greater of LIBOR plus 4%, or 10% per annum. Interest is payable quarterly beginning on January 1, 2008. One-half of the original principal amount of the Debentures is payable in 12 equal monthly installments beginning on November 1, 2008, and the balance is payable on October 19, 2009, unless extended by the holders to October 19, 2012. Under certain conditions, the Company may be able to pay principal and interest in shares of its common stock. Under certain conditions, the Company also has certain rights to force conversion or redemption of the debentures. The warrants have an exercise price of $3.52 per share. The placement agent and its assigns also received five-year warrants to purchase 149,595 shares of the Company’s common stock at an exercise price of $3.52 per share. The Company has used and plans to continue using the net proceeds from the October 2007 private placement to provide additional working capital.
At September 30, 2008, the Company’s cash and cash equivalents totaled approximately $4.0 million, including $192,000 in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement. Total cash and cash equivalents decreased by approximately $2.3 million from December 31, 2007 to September 30, 2008.
At September 30, 2008, the ratio of current assets to current liabilities was 0.59 to 1.00 and the Company had a working capital deficit of approximately $5.0 million. Current liabilities included deferred revenue of $2.1 million that consisted of amortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities, excluding deferred revenue, is 0.72 to 1.00. Working capital as of September 30, 2008 decreased $1.8 million compared to the Company’s working capital as of December 31, 2007, mainly due to cash used in operations and an increase of $1.1 million in convertible debentures due to accretion of the related discount.
Cash used in operations for the nine months ended September 30, 2008 was approximately $2.8 million. Cash was mainly utilized due to the incurrence of net losses; decreases in current liabilities, specifically accounts payable, accrued distributor commissions and other expenses and deferred revenue; partly offset by a reduction in existing inventories. The aggregate impact on cash resulting from the decrease in current liabilities totaled $4.1 million. This is due to the Company’s efforts to reduce operating expenses during the latter half of fiscal 2007 and less unamortized deferred enrollment package revenue.
Cash provided by investing activities during the period was approximately $389,000, primarily due to a decrease in restricted cash maintained as a reserve with a certain credit card processing company in South Korea to provide for potential uncollectible amounts and chargebacks, partially offset by an increase in capital expenditures during the three months ended June 30, 2008 in Hong Kong for new office space and in China for additional retail space, and during the three months ended September 30, 2008 in China for additional warehouse space.
Cash provided by financing activities during the nine months ended September 30, 2008 consisted of a short-term loan entered into by our South Korean subsidiary. The loan was repaid in July 2008.
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

The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007, together with the proceeds received from the private placements consummated in May and October 2007, should be adequate to fund normal business operations expected in the near future, including the monthly redemption requirements for the convertible debentures, assuming no significant unforeseen expense or further revenue decline. In the first nine months of 2007, even though the Company generated much greater revenue than in the first nine months of 2008, the Company’s costs were not aligned to generate excess cash. The Company believes that its current cash flow breakeven level has been significantly reduced as a result of its recent cost reduction efforts conducted primarily in North America and Greater China.
The Company does not have any significant unused sources of liquid assets. Potentially the Company might receive additional external funding if currently outstanding warrants are exercised. Furthermore, if necessary, the Company will attempt to generate more funding from the capital markets, but currently does not believe that will be necessary.
We do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe, in particular Russia.
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
The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at September 30, 2008 include the following:
Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2007 and September 30, 2008, the Company’s inventory value was approximately $3.6 million and $2.0 million, net of reserves of $1.8 million and $409,000, respectively. Additional reserve of $666,000 was recorded during the first nine months of 2007. No significant reserve was recorded during the first nine months of 2008.
Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At September 30, 2008, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized in the nine month periods ended September 30, 2007 and 2008.
The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During the first three months of 2007, the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location. As a result, an impairment charge of $273,000 was recorded for certain office equipment and leasehold improvements. Additionally, the Company determined that it was in its best interest to discontinue the use of certain computer software in the Japan office, which resulted in additional impairment totaling $246,000. At September 30, 2008, the net book value of the Company’s property and equipment and intangible assets were approximately $1.3 million and $2.0 million, respectively. No significant impairment was recorded during the first nine months of 2008.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 16% of sales. Sales returns are approximately 5% and 4% of sales for the nine months ended September 30, 2007 and 2008. The allowance for sales returns was approximately $754,000 and $500,000 at December 31, 2007 and September 30, 2008, respectively. No material changes in estimates have been recognized for the nine months ended September 30, 2008.
Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $705,000 and $868,000 at December 31, 2007 and September 30, 2008, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2007 and September 30, 2008, enrollment package revenue totaling $2.8 million and $1.2 million was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
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
Item 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008 due to the material weakness identified as part of management’s evaluation of internal control over financial reporting discussed below. As a result, the Company performed additional account analysis and reconciliations to ensure the consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods presented.

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
During the first quarter of 2008, the Company hired a new finance manager in Taiwan. The finance manager is responsible for addressing the deficiencies identified above by completing an action plan for reconciliation and review of each account balance. Additionally, the action plan includes an initiative to improve efficiency and eliminate redundant tasks currently performed by the accounting and finance staff in Taiwan. As of September 30, 2008, certain action items necessary to eliminate the deficiencies are pending completion.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

NATURAL HEALTH TRENDS CORP.
Date: November 10, 2008	/s/ Chris T. Sharng
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