Form 10-K
period 2008-12-31
NATURAL HEALTH TRENDS CORP
filed 2009-03-23
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2008: $9,097,167
At March 16, 2009, the number of shares outstanding of the registrant’s common stock was 10,728,714 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference from the registrant’s definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year end.

NATURAL HEALTH TRENDS CORP.
Annual Report on Form 10-K
December 31, 2008

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from forward-looking statements include the risks described under the caption “Risk Factors” in this report, which include the following:
•	we may continue to experience substantial negative cash flows;
•	adverse cash flow consequences from leverage and debt service obligations;
•	substantial cash payments could be required upon an event of default under our variable rate convertible debentures;
•	covenants and restrictions in certain investor agreements could restrict our ability to operate and fund our business;
•	we may need to seek additional debt or equity financing on unfavorable terms, if available at all;
•	our dependence on the Hong Kong and China markets and our vulnerability to sometimes unpredictable changes in those markets;
•	our ability to attract and retain distributors;
•	our ability to recruit and retain key management, directors and consultants;
•	our inability to directly control the marketing of our products;
•	our inability to control our distributors to the same extent as if they were our own employees;
•	our ability to protect or use our intellectual property rights;
•	adverse publicity associated with our products, ingredients or network marketing programs, or those of similar companies;
•	our ability to maintain or expand the number of our distributors or their productivity levels;
•	changes to our distributor compensation plan may not be accepted;
•	our failure to properly pay business taxes or customs duties, including those of China;
•	risks associated with operating internationally;
•	risks associated with the amount of compensation paid to distributors, which can affect our profitability;
•	we face risks related to litigation;
•	we rely on our suppliers’ product liability insurance and product liability claims could hurt our business;
•	our internal controls and accounting methods may require further modification;
•	we could be adversely affected if we fail to maintain an effective system of internal controls;
•	risks associated with our reliance on information technology systems;

•	risks associated with the extensive regulation of our business and the implications of changes in such regulations;
•	currency exchange rate fluctuations could lower our revenue and net income;
•	failure of new products to gain distributor or market acceptance;
•	failure of our information technology system could harm our business;
•	we have a limited product line;
•	our reliance on outside manufacturers;
•	the intensely competitive nature of our business;
•	terrorist attacks, cyber attacks, acts of war or other disasters, particularly given the scope of our international operations;
•	disappointing quarterly revenue or operating results, which could adversely affect our stock price;
•	our common stock is particularly subject to volatility because of the industry in which we operate;
•	consequences arising if an active public trading market for our common stock does not continue;
•	consequences if we fail to regain compliance with applicable Nasdaq requirements;
•	failure to maintain the registration statements covering the resale of shares of common stock for certain investors will result in liquidated damages;
•	the implications of the actual or anticipated conversion or exercise of our convertible securities; and
•	future sales by us or our stockholders of shares of common stock could depress the market price of our common stock.
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
Our majority-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; and Europe, which consists of Italy and Slovenia.
We seek to be a leader in the direct selling industry serving the health and wellness marketplace by selling our products into many markets, primarily through our direct selling marketing operations. Our objectives are to enrich the lives of the users of our products and enable our distributors to benefit financially from the sale of our products.
We were originally incorporated as a Florida corporation in 1988. We merged into one of our subsidiaries and re-incorporated in the State of Delaware effective June 29, 2005. We maintain executive offices at 2050 Diplomat Drive, Dallas, Texas 75234 and our telephone number is (972) 241-4080. We maintain a corporate website located at www.naturalhealthtrendscorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Our Code of Ethics for Senior Financial Officers can also be found on our website. The information provided on our website should not be considered part of this report.
Our common stock is traded on the Nasdaq Capital Market under the ticker symbol “BHIP.”
Our Principal Products
We offer a line of “NHT Global” branded products that include:
•	Skindulgence® is a skin care system that includes a “30-Minute Non-Surgical FaceLift” as well as a spa collection for hands, feet and all-over body. The “30-Minute Non-Surgical FaceLift” is designed to create a more youthful appearance by helping to tone and firm facial muscles, by helping to diminish fine lines and wrinkles and by helping to improve skin tone and color. The facelift masque is coupled with a cleanser and moisturizer.
•	Alura® is an intimacy enhancing cream for women.
•	Premium Noni Juice™ is a reconstituted morinda citrifolia fruit juice, made from organic noni puree. Noni is a fruit native in the Samoan Islands of the South Pacific. Marketed as a refreshing and energizing beverage, its natural flavor has been enhanced with white grape concentrate, concord grape concentrate, pineapple juice puree and other natural flavors.
•	La Vie™ is an energy-boosting dietary supplement described as a non-alcoholic red wine.
•	Triotein™ is a lactose-free whey protein powder that provides amino acid substrates needed to stimulate the body’s production of an anti-oxidant, intracellular glutathione peroxidase, in an effort to optimize the body’s ability to heal itself.
•	Cluster Concentrate™ is a product created for increased and more efficient cell hydration.
•	TriFusion MaxTM is a beverage with a unique blend of exotic fruits and berries rich in antioxidants, lycopene, and more. Its main ingredients are Acai berry, Goji berry, the Mangosteen fruit, and the Gac fruit; each containing phytonutrients. Phytonutrients are compounds having antioxidative properties found naturally in plant-based foods such as fruit and vegetables.
In addition, some our subsidiaries offer products specific to their local markets.

Operations of the Business
Operating Strategy
Our mission is “improving health, beauty and lifestyles and offering a global opportunity through superior products”.
In 2008, we focused our strategy improving the Company’s culture, reducing expenses and stabilizing our revenue base. During 2008 we took a number of steps aimed at enhancing our culture and some aspects of our operations, including setting the right tone from the top, terminating employees that either had a conflict of interest or didn’t follow the Company’s policies and procedures with respect to ethics, and enhancing internal controls and practices. The Company also planned and executed many cost reduction and margin improvement initiatives since the end of the third quarter of 2007, such as (1) reducing headcount, which includes the termination of multiple management-level positions in Greater China, South Korea and North America; (2) down-sizing offices in Greater China and South Korea; (3) closing offices in Latin America and Southeast Asia; (4) renegotiating vendor contracts in Greater China; (5) increasing product pricing in Greater China, Europe and the U.S.; (6) changing commission plans worldwide; (7) streamlining logistics processes in Greater China; (8) introducing better margin pre-assortments; and (9) reducing Company-wide discretionary expenses. Also, we believe that we have taken a number of effective steps toward stabilizing the Company’s revenues on a sequential basis, especially in the Hong Kong market.
Our long term strategy is to build a sustainable, steady-growth facilitating business model that is based on:
•	Regularly introducing consumable products;
•	Offering attractive commission plans; and
•	Supporting the field with superior customer services.
Our top priority markets are Greater China and Europe.
Sourcing of Products
Our corporate staff works with research and development personnel of our manufacturers and other prospective vendors to create product concepts and develop the product ideas into actual products. Each of our three current major product lines — Skindulgence®, Alura® and Premium Noni Juice™ - were originally conceived by our manufacturing vendors. We or certain of our subsidiaries then enter into supply agreements with the vendors pursuant to which we obtain rights to sell the products under private labels (or trademarks) that are owned by us. Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2008. In addition, some of our local markets introduce their own products from time to time and these products are sometimes adopted by our other markets.
We or certain of our subsidiaries generally purchase finished goods from manufacturers and sell them to our distributors for their resale or personal consumption. Alix Technologies (for Skindulgence® and LaVie™), 40Js LLC (for Alura®) and Two Harbors Trading Company (for Premium Noni Juice™ and TriFusion Max™) are our three most significant vendors, accounting for a majority of our product purchases. We believe that in the event we are unable to source products from our current or alternate suppliers, our revenue, income and cash flow could be adversely and materially impacted. We have contracts with 40Js LLC and Two Harbors Trading Company that have annual renewal rights. We do not currently have a long term contract with Alix Technologies.
Marketing and Distribution
Our distributors are independent full-time or part-time contractors who purchase products directly from our subsidiaries via the Internet for resale to retail consumers (other than in China, parts of Europe, and certain other markets) or for their own personal consumption. Purchasers of our products in China, Europe and certain other markets may purchase only for their own personal consumption and not for resale. The growth of a distributor’s business depends largely upon their ability to recruit a down-line network of distributors and the popularity of our products in the marketplace.

The following table sets forth the number of active distributors by market for the time periods indicated. We consider a distributor “active” if they have placed at least one product order with us during the preceding year.

	December 31,
	2007	2008

North America	3,900	1,310
Hong Kong	33,470	20,810
Taiwan	4,650	3,450
South Korea	7,130	3,480
Japan	2,440	1,200
Europe	2,800	2,170
Other	2,610	270

Total	57,000	32,690

To become a NHT Global distributor, a prospective distributor must agree to the terms and conditions of our distributor agreement posted on our website. NHT Global distributors generally pay an annual enrollment fee. The distributor agreement sets forth our policies and procedures, and we may elect to terminate a distributor for non-compliance.
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
Management Information Systems
The NHT Global business uses a proprietary web-based system to process orders and to communicate business volume activity and commissions to distributors. Other than this proprietary system, we have not fully automated and integrated other critical business processes such as inventory management. We automated a substantial amount of our financial reporting processes with the implementation of Oracle’s E-Business Suite in the fourth quarter of 2005. We expect to implement further functionality provided we have adequate operating cash flows to reinvest.
Employees
At December 31, 2008, we employed 136 total employees worldwide, of which 25 were located in the United States, 66 in Hong Kong and China, 24 in Taiwan, 3 in Europe, 14 in South Korea, and 4 in Japan.
Seasonality
From quarter to quarter, we are somewhat impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a significant negative impact on that quarter. We believe that direct selling is also generally negatively impacted during the third quarter, when many individuals, including our distributors, traditionally take time off for vacations. In addition, the national holidays in Hong Kong, China and Taiwan in early October tend to have a significant adverse effect on sales in those markets.

Our spending is materially affected by the major events planned for at different times of the year. A major promotional event could significantly increase the reported expenses during the quarter in which the event actually takes place, while the revenue that might be generated by the event may not occur in the same reporting period.
Intellectual Property
Most of our products are packaged under a “private label” arrangement. We have obtained or applied for trademark registration for certain names, logos and various product names in several countries in which we are doing business or considering expanding into. We also rely on common law trademark rights to protect our unregistered trademarks. These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used; provided, however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark within that geographic area.
In November 2001, the inventor of our Alura® product was awarded a patent for the formulation of that product.
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

Compensation Plans
NHT Global employs what is commonly referred to as a binary compensation plan. We believe that one of our key competitive advantages within the direct selling industry is our compensation plan for distributors. Under the NHT Global compensation plan, distributors are paid weekly commissions, generally in their home country currency, for product sold by their down-line distributor network across all geographic markets, except China, where in the second quarter of 2007 we launched an e-commerce retail platform and do not pay any commissions. Distributors are not paid commissions on purchases or sales of our products made directly by them. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to conduct our business. Currently, there are basically two ways in which NHT Global distributors can earn income:
•	Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and
•	Through commissions paid on product purchases made by their down-line distributors.
Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale price. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payout may be limited to a hard cap in terms of a specific percentage of the total product sales. In some markets, commissions may be further limited. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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
To help maintain communication with our distributors, we offer the following support programs:
•	Teleconferences — we hold teleconferences with company management and associate field leadership on various subjects such as technical product discussions, distributor organization building and management techniques.
•	Internet — we maintain a website at www.nhtglobal.com. On this website, the user can read company news, learn more about various products, sign up to be a distributor, place orders, and track the fulfillment and delivery of their order.
•	Product Literature — we offer a variety of literature to distributors, including product catalogs, informational brochures, pamphlets and posters for individual products.
•	Toll Free Access — we offer “live” consumer support where a customer service representative can address general questions or concerns.
•	Broadcast E-mail — we send announcements via e-mail to all active distributors.

Technology and Internet Initiatives
We believe that the Internet has become increasingly important to our business as more consumers communicate online and purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our distributors to take advantage of the Internet. Substantially all of our sales have occurred via the Internet. NHT Global offers a global web page that allows a distributor to have a personalized website through which he or she can sell products in all of the countries in which we do business. Links to these websites can be found at our main website at www.nhtglobal.com. The information provided on these websites should not be considered part of this report.
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

As a result of restrictions in China on direct selling activities, we are not conducting direct selling in China. Consumers and members purchase the Company’s products via our Hong Kong-based web site or our e-commerce platform in China. The regulatory environment in China is complex. Because we operate a direct selling model outside of China, our operations in China have attracted constant and significant regulatory and media scrutiny. At the end of 2005, China adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent distributors. Regulations are subject to discretionary interpretation by municipal and provincial level regulators. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clearly defined rules regarding direct selling activities.
Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. The scrutiny has increased following adoption of the new direct selling and anti-pyramiding regulations and our business continues to be subject to reviews and investigations by municipal and provincial level regulators. At times, investigations and related actions by government regulators have caused an obstruction to our members’ activities in certain locations, and have resulted in a few cases of enforcement actions. In each of these cases, we helped our members with their defense in the legality of their conduct. So far, no material changes to our business model have been required. We expect to receive continued guidance and direction as we work with regulators to address our business model and any changes that need to be made to comply with the new direct selling regulations.
In accordance with the new direct selling regulations, we applied for a direct selling license first in 2005, provided a revised version in June 2006, and then updated again our application in November 2007. The applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress. By now, the information contained in our most recent application is stale. The Company applied to temporarily withdraw the license application in February 2009 to furnish new information and intends to amend its application with the goal to re-apply in the future.
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
As is the case with most companies that operate in our product categories, we might receive inquiries from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.

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
Competition
We compete with a significant number of other retailers that are engaged in similar lines of business, including sellers of health-related products and other direct sellers such as Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., Mannatech, Inc., Reliv’ International, Inc, and Herbalife, Ltd.. Additionally, our competitors include bHIP Global, Inc., a company recently founded by Terry LaCore, a former executive officer and director of ours. We recently obtained a temporary injunction that restrains certain activities of bHIP Global, Inc. and Mr. LaCore (see “Item 3. — Legal Proceedings”). Many of our competitors have greater name recognition and financial resources than we do and also have many more distributors. The direct selling channel tends to sell products at a higher price compared to traditional retailers, which poses a degree of competitive risk. There is no assurance that we would continue to compete effectively against retail stores, Internet-based retailers or other direct sellers.
Item 1A. RISK FACTORS
We are exposed to a variety of risks that are inherent in our business and industry. The following are some of the more significant factors that could affect our business, results of operations and financial condition.
We May Continue To Experience Substantial Negative Cash Flows, Which May Have A Significant Adverse Effect On Our Business And Could Threaten Our Solvency.
We experienced substantial negative cash flows during the years ended December 31, 2007 and 2008, primarily due to declines in our revenues without proportional decreases in expenditures. If we continue to experience negative cash flows, our decreasing cash balance could impair our ability to support our operations and, eventually, threaten our solvency, which would have a material adverse effect on our business, results of operations and financial condition, as well as our stock price. Negative cash flows and the related adverse market perception associated therewith may have negatively affected, and may in the future negatively affect, our ability to attract new distributors and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we could be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.

Leverage And Debt Service Obligations Adversely Affect Our Cash Flows.
In connection with our sale of variable rate convertible debentures in October 2007, we incurred new indebtedness of $4,250,000. As a result of this indebtedness, we incurred significant principal and interest payment obligations, which consist of 12 monthly principal payments of $177,000 beginning November 1, 2008 and a final payment of $2,125,000 on October 19, 2009, plus interest on the outstanding balance. The degree to which we are leveraged and the terms of this financing have, among other things:
•	required us to dedicate a substantial portion of our cash flows from operations and other capital resources to debt service;
•	made it difficult for us to obtain other financing in the future for working capital, acquisitions or other purposes;
•	made us more vulnerable to industry downturns and competitive pressures; and
•	limited our flexibility in planning for, and reacting to changes in, our business.
Our continued ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
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
The Agreements Governing The Variable Rate Convertible Debentures And Related Warrants Issued In Our October 2007 Financing Contain Various Covenants And Restrictions That May Limit Our Ability To Operate And Fund Our Business.
The agreements governing the variable rate convertible debentures and related warrants issued in our October 2007 financing contain various covenants and restrictions, including, among others:
•	until such time as no investor participating in the financing holds any of the securities purchased therein, we are prohibited from effecting or entering into an agreement to effect any financing involving (i) the issuance or sale of common stock or equivalent securities with an effective price or number of underlying shares that floats or resets or otherwise varies or is subject to adjustment based on trading prices of or quotations for shares of common stock, the market for the common stock, or our business or (ii) any agreement to sell securities at a future-determined price; and
•	for so long as any of the debentures issued in the October 2007 financing remain outstanding, neither we nor any of our subsidiaries may incur indebtedness for borrowed money other than permitted indebtedness, create or suffer liens other than some permitted liens, amend our charter documents in certain circumstances, repurchase shares of common any of our equity securities other then in certain permitted circumstances, repay certain indebtedness before its due date, pay cash dividends on stock other than our Series A preferred stock, or enter into certain transactions with affiliates.
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
Unless we are able to stabilize or grow revenues, control expenses and achieve positive cash flows, our ability to support our obligations could be impaired and our liquidity could be adversely affected and our solvency and our ability to repay our debts when they come due could be threatened. We may need to seek additional debt or equity financing on acceptable terms in order to improve our liquidity. However, our ability to obtain additional debt or equity financing is restricted by the terms of the agreements with the holders of our variable rate convertible debentures. In any case, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders.
Because Our Hong Kong Operations Account For A Majority Of Our Overall Business, and Most Of Our Hong Kong Business Is Derived From The Sale Of Products To Members In China, Any Material Adverse Change In Our Business Relating To Either Hong Kong Or China Would Likely Have a Material Adverse Impact On Our Overall Business.
In 2007 and 2008 approximately 62% and 66% of our revenue, respectively, was generated in Hong Kong. Most of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.
In contrast to our operations in other parts of the world, we have not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license that we do not have, and has also adopted anti-multilevel marketing legislation. We operate an e-commerce direct selling model in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered by us to a third party that acts as the importer of record under an agreement to pay applicable duties. In addition, through a Chinese entity we have launched an e-commerce retail model in China. The Chinese entity operates separately from the Hong Kong entity, although a Chinese member may elect to participate separately in both.
We believe that the laws and regulations in China regarding direct selling and multi-level marketing are not specifically applicable to our Hong Kong based e-commerce activity, and that our Chinese entity is operating in compliance with applicable Chinese laws. However, there can be no assurance that the Chinese authorities will agree with our interpretations of applicable laws and regulations or that China will not adopt new laws or regulations. Should the Chinese government determine that our e-commerce activity violates China’s direct selling or anti-multilevel marketing legislation, or should new laws or regulations be adopted, there could be a material adverse effect on our business, financial condition and results of operations.
Although we attempt to work closely with both national and local Chinese governmental agencies in conducting our business, our efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of direct selling or anti-multi-level marketing legislation, subjective interpretations of laws and regulations, and activities by individual distributors that may violate laws notwithstanding our strict policies prohibiting such activities. Any determination that our operations or activities, or the activities of our individual distributors or employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our future ability to obtain business licenses or expand into new locations, changes to our business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm our business, financial condition and results of operations.
Various other factors could harm our business in Hong Kong, such as worsening economic conditions in Hong Kong or China, adverse local publicity or other events that may be out of our control. For example, we were advised to voluntarily suspend marketing activities in China during the third quarter of 2007 when the Chinese government was expected to impose a more intense enforcement program against illegal chain sales activities. We did not want to run the risk of being inadvertently entangled in the government enforcement actions and voluntarily withdrew all marketing activities from China during that period. It may be necessary or advisable to repeat this or similar actions from time to time in the future, and such periods of reduced activity could have a material adverse effect on our business.

Continued Adverse News About Us Could Have A Material Adverse Effect On Our Ability To Attract And Maintain Distributors.
Our recent operating performance, changes in management, volatility in stock price, and lawsuits filed against us may have negatively affected, and may continue to negatively affect, our ability to attract and retain distributors, without whom we would be unable to sell our products and generate revenues.
We Could Be Adversely Affected By Additional Management Changes Or An Inability To Attract And Retain Key Management, Directors And Consultants.
Our future success depends to a significant degree on the skills, experience and efforts of our top management, directors and key consultants. A series of changes in top management since November 2005 may have had, and may in the future have, a material adverse effect on our business, results of operations and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers, members of our senior management, directors or key consultants could have a material adverse effect on our business, results of operations and financial condition. Moreover, as our business evolves, we may require additional or different management members, directors or consultants, and there can be no assurance that we will be able to locate, attract and retain them if and when they are needed.
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
We May Be Unable To Protect Or Use Our Intellectual Property Rights.
We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection of our confidential information and trademarks. Moreover, the laws of some countries in which we market our products may afford little or no effective protection of our intellectual property rights. The unauthorized copying, use or other misappropriation of our confidential information, trademarks and other intellectual property could enable third parties to benefit from such property without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, expensive and result in inadequate remedies. It is also possible that our use of our intellectual property rights could be found to infringe on prior rights of others and, in that event, we could be compelled to stop or modify the infringing use, which could be burdensome and expensive.

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
Our Failure To Maintain And Expand Our Distributor Relationships Could Adversely Affect Our Business.
We distribute our products through independent distributors, and we depend upon them directly for all of our sales in most of our markets. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors. Our direct selling organization is headed by a relatively small number of key distributors. The loss of a significant number of distributors, including any key distributors, could materially and adversely affect sales of our products and could impair our ability to attract new distributors. Moreover, the replacement of distributors could be difficult because, in our efforts to attract and retain distributors, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries. Our distributors may terminate their services with us at any time and, in fact, like most direct selling organizations, we have a high rate of attrition.
We experienced a 41% and 43% decrease in active distributors during 2007 and 2008, respectively. The number of active distributors or their productivity may not increase and could further decline in the future. Distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover in our distributor ranks. We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.
Changes to Our Distributor Compensation Plan May Not Gain Acceptance
From time we have made, and may in the future make, changes to our compensation plans for distributors. If we fail to properly analyze these changes, we could experience unanticipated adverse changes to the level of commissions as a percentage of sales. If distributors fail to understand these changes, or are unhappy with them, they could slow down or discontinue their sales efforts or we could lose and fail to attract new distributors. For example, we completed implementation of a change in our compensation plan for distributors during the second quarter of 2007. Among other things, this change introduced a new bonus value builder feature allowing independent distributors to customize their product packages, as opposed to having to select assortments pre-determined by us, and reduced certain thresholds for earning commissions so that they can be earned earlier and quicker. This change also eliminated a direct bonus feature of the plan. This change did not gain wide acceptance and, in March 2008, we reverted to a modified version of our previous compensation plan for distributors. Thresholds for earning commissions and a direct bonus feature were re-introduced and the payout ratio of certain commissions was increased.

Failure To Properly Pay Business Taxes Or Customs Duties, Including Those In China, Could Have A Material Adverse Effect.
In the course of doing business we may be subject to various taxes, such as sales and use, value-added, franchise, income, and import duties. The failure to properly calculate, report and pay such taxes or duties when we are subject to them could have a material adverse effect on our financial condition and results of operations. Moreover, any change in the law or regulations regarding such taxes or duties, or any interpretation thereof, could result in an increase in the cost of doing business.
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
An Increase In The Amount Of Compensation Paid To Distributors Would Reduce Profitability.
A significant expense is the payment of compensation to our distributors, which represented approximately 46% and 39% of net sales during 2007 and 2008, respectively. We compensate our distributors by paying commissions, bonuses, and certain awards and prizes. Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements. Any increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.
Our compensation plan includes a cap on distributor compensation paid out as a percentage of product sales. We have enforced that cap from December 2008, which diluted commissions payable to certain highly-paid distributors. There can be no assurance that enforcement of this cap will ensure profitability (which depends on many other factors). Moreover, enforcement of this cap could cause key distributors affected by the cap to leave and work elsewhere.
We Face Risks Related To Litigation That Could Have A Material Adverse Effect On Financial Condition And Results Of Operations. We May Face Additional Litigation In The Future That Could Also Harm Our Business.
We continue to be parties to various lawsuits. We and certain of our current and former officers and directors are defendants in a class action securities fraud lawsuit that was filed in September 2006. The parties have reached a settlement that is subject to final court approval following completion of a fairness hearing. We also continue to defend a lawsuit with the bankruptcy trustee of John Loghry, which is set for trial in June 2009. After other defendants settled with the trustee, the amount of the judgment against us if we are found liable in that lawsuit is limited to the amount necessary to pay $40,000 in creditor claims, as well as an undetermined amount of litigation costs, including attorney’s fees. In June 2008, we sued Terry LaCore and bHIP Global, Inc. for actual and punitive damages, as well as injunctive and other equitable relief. Trial of that claim has been set in November 2009.

If we do not finally settle the lawsuits that we are defending, we could be liable for large damage awards. There can be no assurance that damage awards, if any, and the costs of litigation will be covered by insurance. If not, this could have a material adverse effect on our business, results of operations and financial condition.
Prosecuting and defending against existing and potential litigation and other governmental proceedings may continue to require significant expense and attention of our management. There can be no assurance that the significant money, time and effort spent will not adversely affect our business, financial condition and results of operations.
We Do Not Have Product Liability Insurance And Product Liability Claims Could Hurt Our Business.
Currently, we do not have product liability insurance, although the insurance carried by our suppliers may cover certain product liability claims against us. As a marketer of nutraceuticals, cosmetics and other products that are ingested by consumers or applied to their bodies, we may become subjected to various product liability claims, including that:
•	our products contain contaminants or unsafe ingredients;
•	our products include inadequate instructions as to their uses; or
•	our products include inadequate warnings concerning side effects and interactions with other substances.
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
The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to provide management’s assessment of internal controls in conjunction with the filing of this report and we expect that we and other non-accelerated filers will be required to provide an auditor’s attestation on our internal controls as of December 31, 2009, in the Form 10-K to be filed in the first quarter of 2010. As disclosed under Item 9A(T) of this report, our management concluded that our internal control over financial reporting was effective at December 31, 2008. In the future, our continued assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K. We believe, at the current time, that we are taking appropriate steps to mitigate these risks. However, disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.
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

In 2004, we acquired our software service provider, MarketVision Communications Corporation (“MV Corp.”), in part to gain better control over its operations. In connection with that acquisition, we and MV Corp. entered into a Software License Agreement, with MarketVision Consulting Group, LLC (“MV Consulting”), a limited liability company owned by John Cavanaugh, then the President of MV Corp., and Jason Landry, then a Vice President of MV Corp. Upon an Event of Default (as defined), the Software License Agreement granted, among other things, MV Consulting an irrevocable, exclusive, perpetual, royalty free, fully-paid, worldwide, transferable, sublicensable right and license to use, copy, modify, distribute, rent, lease, enhance, transfer, market, and create derivative works to the MarketVision software. An “Event of Default” under the Software License Agreement included a “Share Default,” which is defined as our market value per share failing to equal or exceed $10.00 per share for any one rolling period of six months for a certain period following the acquisition of MV Corp. The last time that our stock closed at or above $10.00 per share was February 16, 2006, and a Share Default would otherwise have occurred on August 17, 2006. The parties to the Software License Agreement amended that agreement to provide that no Share Default would occur prior to December 31, 2006. No further amendments were entered into and, as a result, an Event of Default occurred on January 1, 2007.
The Company does not believe that the Event of Default, by itself, had or will have a material adverse effect on the Company. Although an Event of Default occurred, we continue to have the right to use the MarketVision software for internal use only and not as an application service provider or service bureau, without the right to rent, lease, license, transfer or distribute the software without the Licensee’s prior written consent.
On December 1, 2008, we reached an agreement with MV Consulting, Mr. Cavanaugh and Mr. Landry under which the parties agreed to terminate our employment of Mr. Cavanaugh and Mr. Landry, who would be made available to us as consultants for six months. As part of that same agreement, MV Consulting hired the other employees of MV Corp. and agreed to provide limited access to them as consultants to the Company and its new software development and support team for six months. All of the remaining members of our software development team were hired in 2008. Although we believe that they have the qualifications, know-how and experience to perform the software development and other information technology services previously provided by the former employees of MV Corp., there can be no assurance that there will not be delays or interruptions in these services. An interruption or delay in availability of these services could, if it lasted long enough, prevent us from making sales, cause distributors to leave our business, or otherwise materially adversely affect our business.
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

On April 12, 2006 the FTC issued a notice of proposed rulemaking which, if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include us, to (i) implement a seven day waiting period before entering into an agreement with a prospective business opportunity purchaser, and (ii) provide all prospective business opportunity purchasers with substantial information in writing at the beginning of the waiting period regarding the business opportunity, including information relating to: representations made as to the earnings experience of other business opportunity purchasers, the names and telephone numbers of recent purchasers in their geographic area, cancellation or refund policies and requests within the prior two years, certain legal actions against the company, its affiliated companies and company officers, directors, sales managers and certain others. The proposed rule, if implemented in its original form, would negatively impact our business in the United States. On March 18, 2008, the FTC issued for comment a revised proposed rule that would not include multi-level marketing opportunities like ours in its scope of coverage. There can be no assurance, however, that the proposed rule will be adopted in this form, or that it will not be amended or new regulations adopted that would materially adversely impact our business.
Product Regulations
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of certain of our products are subject to extensive regulation by various federal agencies, including the U.S. Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission and the United States Department of Agriculture and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by our distributors or us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in significant loss of sales revenues.
The FDA requires us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing and storage of foods and OTC drugs. On June 25, 2007, the FDA published its final rule regulating cGMPs for dietary supplements. The final rule became effective August 24, 2007, and pertains to manufacturers and holders of dietary supplements, not to parties that only supply ingredients. This rule requires procedures for personnel, manufacturing cleanliness, labeling and packaging, testing and distribution. A systematic testing procedure is also required to be followed. We and certain of our suppliers may have to comply with these regulations by June 2009 or June 2010, depending upon the size of our suppliers. Failure by us or our suppliers to comply with these current cGMPs and other applicable regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing.
A new law went into effect on December 22, 2007 that requires the reporting of all serious adverse events occurring within the United States that involve dietary supplements. We are not aware of any adverse events, and we believe that we are in full compliance with the law.
A foreign jurisdiction may pass laws that would prohibit the use of certain ingredients in their particular market. If we are not able to satisfy the various regulations, then it would have to cease sales of that product in that market.
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
Currency Exchange Rate Fluctuations Could Lower Our Revenue And Net Income.
In 2007 and 2008, approximately 90% and 93%, respectively, of our revenue was recorded by subsidiaries located outside of North America. Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency. Accordingly, our international subsidiaries use the local currency as their functional currency. The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period. As exchange rates vary, revenue and other operating results may differ materially from our expectations. Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.
We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar. We also purchase almost all inventories in U.S. dollars. Our foreign currency exchange rate exposure, mainly to Korean won, New Taiwan dollar, Japanese yen, Chinese yuan, and European euro, represented approximately 26% of our revenue in 2008. Our foreign currency exchange rate exposure may increase in the near future as our China and European subsidiaries expand operations and as we develop a new market in Russia. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.
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

Failure Of New Products To Gain Distributor And Market Acceptance Could Harm Our Business.
An important component of our business is our ability to develop new products that create enthusiasm among our distributor force. If we fail to introduce new products on a timely basis, our distributor productivity could be harmed. In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, this would harm our results of operations. Factors that could affect our ability to continue to introduce new products include, among others, limited capital and human resources, government regulations, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences.
System Failures Could Harm Our Business.
Because of our diverse geographic operations and our internationally applicable distributor compensation plans, our business is highly dependent on efficiently functioning of our information technology systems and operations, which are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures, computer viruses and worms, hacking, disruption of service attacks, software defects and other events. They are also subject to break-ins, sabotage, acts of vandalism and similar misconduct, as well as human error. Despite precautions implemented by our information technology staff, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.
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
We Do Not Manufacture Our Own Products So We Must Rely On Independent Third Parties For The Manufacturing And Supply Of Our Products.
All of our products are manufactured by independent third parties. There is no assurance that our current manufacturers will continue to reliably supply products to us at the level of quality we require. In particular, the ongoing economic crisis creates risk for us if any of these third parties suffer liquidity or operational problems. If a key manufacturer becomes insolvent or is forced to lay off employees assisting with our projects, our results could suffer. In the event any of our third-party manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement manufacturing sources or replacement products. There is no assurance that we will be able to obtain alternative manufacturing sources or products or be able to do so on a timely basis. An extended interruption in the supply of our products will result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.
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
Some of our competitors have employed or otherwise contracted for the services of our former officers, employees, consultants, and distributors, who may try to use information and contacts obtained while under contract with us for competitive advantage. While we seek to protect our information through contractual and other means, there can be no assurance that we will timely learn of such activity, have the resources to attempt to stop it, or have adequate remedies available to us.

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
If We Fail To Regain Compliance With Nasdaq’s Minimum $1.00 Per Share Bid Price Requirement For Continued Listing, Our Common Stock May Be Delisted From The Nasdaq Capital Market, Which May Reduce The Price Of Our Common Stock And Levels Of Liquidity Available To Our Stockholders.
On September 2, 2008, we received a deficiency letter from The Nasdaq Stock Market indicating that we were not in compliance with continued listing requirements on the Nasdaq Capital Market because, for the previous 30 consecutive business days, the bid price of our common stock had closed below the $1.00 minimum per share requirement for continued listing. By Nasdaq rule, we were provided 180 calendar days, or until March 2, 2009, to regain compliance with the bid price requirement. The letter also stated that we could regain compliance with the bid price requirement if, at any time before March 2, 2009, the bid price of our common stock closed at or above $1.00 per share for a minimum of ten consecutive business days. We subsequently received a letter from The Nasdaq Stock Market advising us that it has suspended enforcement of the minimum bid price requirement until April 20, 2009, after which we will continue to have 137 calendar days (or until September 3, 2009) to regain compliance. If we cannot demonstrate compliance by that time, Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria other than the bid price requirement. If we do, we will be provided an additional 180 calendar-day period to comply with the bid price requirement. If not, we will be provided written notice that our securities will be delisted. At that time, we would have the right to appeal Nasdaq’s determination to delist our securities to a listing qualifications panel, which would stay the effect of the delisting pending a hearing on the matter before the panel. We intend to actively monitor the bid price for our common stock between now and September 3, 2009, and will consider implementation of various options if our common stock does not trade at a level that is likely to regain compliance. There can be no assurance that we will be able to regain compliance.
If our common stock is delisted, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected. Delisting from the Nasdaq Capital Market could also result in other negative implications, including the potential loss or reduction of confidence by customers, creditors, suppliers and employees, the potential loss or reduction of investor interest, and fewer business development opportunities, any of which could materially adversely affect our results of operations and financial condition.

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
As of March 16, 2009, we had outstanding 10,728, 714 shares of common stock and also (i) options to purchase an aggregate of 27,500 shares of our common stock, all with an exercise price of $1.80, (ii) warrants outstanding from our October 2004 private placement exercisable for 1,080,504 shares of our common stock at an exercise price equal to $12.47 per share, (iii) warrants outstanding from our May 2007 private placement exercisable for 2,059,307 shares of our common stock at an exercise price ranging from $3.80 to $5.00 per share, depending on the time of exercise, (iv) 138,400 shares of Series A preferred stock, convertible into the same number of shares of common stock, (v) variable rate convertible debentures issued in our October 2007 private placement that are currently convertible into 1,345,833 shares of common stock (plus additional shares of common stock that may be issued in certain circumstances under the terms of the debentures), and (vi) warrants issued in our October 2007 private placement exercisable for 3,141,499 shares of common stock at an exercise price of $3.52 per share. If these convertible securities are exercised or converted, and the shares of common stock issued upon such exercise or conversion are sold, our common stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such convertible securities might be exercised or converted could adversely affect the market price of our shares of common stock. In addition, holders of our warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the warrants and options. Further, during the time that the foregoing convertible securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.
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
Outside the United States, we lease office space in Hong Kong, China, Japan, Taiwan, South Korea, Italy and Slovenia. In China, we also lease a manufacturing facility and retail space for our “experience centers” where prospective consumers sample our products. We contract with third parties for fulfillment and distribution operations in most of our international markets. We believe that our existing properties are in good condition, suitable and adequate for the conduct of our business.
Item 3. LEGAL PROCEEDINGS
On or around March 31, 2004, our U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that we had breached an agreement to issue shares of our common stock to Mr. Loghry. On May 13, 2004, we and NHT Global U.S. filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against us and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and Lisa Grossmann, an NHT Global distributor. On June 2, 2005, we and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against us on some of our claims. We dismissed our remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Mr. Loghry until the Trustee’s Case is resolved. On February 13, 2008, the District Court granted our motion to dismiss certain of the Trustee’s fraud and contract claims because the dismissed claims had been filed too late to be heard. In May 2008, the Court consolidated the Trustee’s Case with a related, pending lawsuit. Messrs. Woodburn and LaCore and Ms. Grossmann, have now reached settlements with the Trustee and Mr. Loghry. On February 17, 2009, the Court dismissed some additional claims and limited any judgment for damages to an amount needed to make Mr. Loghry’s creditors whole and pay costs of litigation, including attorneys’ fees. The Court calculated that creditor claims total approximately $40,000, but held that the summary judgment evidence was otherwise inconclusive on the amount necessary to make creditors whole and pay costs of litigation. Trial is set for June 2009. We continue to believe that all of the defendants have meritorious defenses to the Trustee’s remaining claims.
On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of our common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names us and certain current and former officers and directors as defendants. At a mediation held on August 23, 2008, the parties reached an agreement in principle to settle the litigation. The agreement in principle provides that the shareholder class will receive a total payment of $2.75 million. Of that amount, our directors and officers insurance carriers have agreed in principal to pay $2.5 million, and we have agreed in principal to pay $250,000. The settlement is subject to a number of conditions, including final court approval following completion of a fairness hearing. At this time, there can be no assurance that these conditions will be met and that the settlement of the securities class action litigation will receive final court approval. If the settlement is not completed, the parties to this suit may attempt to reach agreement on alternative settlement terms or resume litigation. We recorded an accrual for $250,000 related to this matter during the third quarter of 2008 and simultaneously de-recognized $225,000 of legal fees that existed as of June 30, 2008, but which have now been paid under our directors and officers insurance policy.
On June 26, 2008, we filed a lawsuit in the 116th District Court, Dallas County, Texas, against Terry LaCore and bHIP Global, Inc. seeking an unspecified amount in actual and punitive damages, as well as a temporary and permanent injunction and other equitable relief. We claim that Mr. LaCore deceived us, breached fiduciary duties, and breached various agreements regarding the use, disclosure and return of confidential information and other assets and non-interference with us and our business and relationships. We also claim that Mr. LaCore and bHIP Global, Inc. are unlawfully taking, disparaging and/or interfering with our reputation, identity, confidential information, contracts and relationships, products, businesses and other assets. On March 5, 2009 we obtained a temporary injunction that restrains Mr. LaCore and bHIP Global, Inc. (and their officers, agents, employees and attorneys, and all persons in active concert or participation with them) from (1) contracting with, or employing, any former or existing employee, distributor or supplier of ours if such contract or employment would result in that person breaching his or her agreement with us; and (2) obtaining confidential information belonging to us if the defendants know that the information was obtained in breach of a confidentiality agreement between us and any former or existing employee, distributor or supplier of ours. The temporary injunction also orders the Mr. LaCore and bHIP Global, Inc. to locate and return our trade secrets and proprietary and confidential information. The temporary injunction will remain in place until the trial of the case, which is currently scheduled for November 9, 2009. We believe that our claims have merit and intend to vigorously pursue them.

On July 16, 2008, Lisa Grossmann, a former distributor and consultant for us, filed a lawsuit in the Superior Court of California in Sacramento, California, against us, and certain current officers and directors, purporting to sue individually and on behalf of California distributors, shareholders, and customers of ours. On behalf of California residents, Ms. Grossmann alleges that the defendants engaged in, or conspired to engage in, unfair competition and false advertising and seeks an unspecified amount of restitution and disgorgement, as well as an injunction. Individually, Ms. Grossmann alleges that we breached a contract to pay distributor commissions to her, we breached an implied covenant of good faith and fair dealing, all defendants were unjustly enriched at her expense, the individual defendants breached fiduciary duties to her, all defendants were negligent in conducting the affairs of the Company, and all defendants committed fraud. Ms. Grossman seeks in excess of $500,000 in damages on her individual claims. All defendants deny Ms. Grossman’s allegations and intend to vigorously defend them. On February 9, 2009, the Superior Court granted the defendants’ motion to quash service of the lawsuit on them for lack of personal jurisdiction.
Currently, there is no material litigation pending against us other than as disclosed in the paragraphs above. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our Annual Meeting of Stockholders held on December 30, 2008, four proposals were adopted by our stockholders: (1) the election of three directors to our Board of Directors to serve until the next annual meeting of stockholders (Messrs. Randall A. Mason, Stefan W. Zuckut and George K. Broady were elected as directors), (2) the approval of the potential issuance of shares of common stock exceeding 19.99% of the number of shares outstanding on October 19, 2007, which shares of common stock underlie the variable rate convertible debentures and warrants issued in connection with a private placement financing, for the purpose of complying with applicable Nasdaq Marketplace Rules and the Securities Purchase Agreement dated October 19, 2007 relating to such private placement financing, (3) the approval of the increase in the maximum aggregate number of shares of common stock available for issuance under the Natural Health Trends Corp. 2007 Equity Incentive Plan by 500,000 shares and (4) the ratification of the appointment of Lane Gorman Trubitt, L.L.P. as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The number of shares cast for and against, as well as the number of abstentions as to each of these matters (other than the election of directors), is as follows:

Election of Directors	Shares For	Shares Withheld

Randall A. Mason	6,402,124	484,985
Stefan W. Zuckut	6,398,044	489,065
George K. Broady	6,677,023	210,086

Proposal	Shares For	Shares Against	Abstentions

Approval of the potential issuance of shares of common stock exceeding 19.99% of the number of shares outstanding on October 19, 2007, which shares of common stock underlie the variable rate convertible debentures and warrants issued in connection with a private placement financing, for the purpose of complying with applicable Nasdaq Marketplace Rules and the Securities Purchase Agreement dated October 19, 2007 relating to such private placement financing	2,010,460	89,101	14,395
Approval of the increase in the maximum aggregate number of shares of common stock available for issuance under the Natural Health Trends Corp. 2007 Equity Incentive Plan by 500,000 shares	1,663,322	445,674	4,960
Ratification of Lane Gorman Trubitt, L.L.P. as our independent registered public accounting firm	6,748,093	64,339	74,677

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the Nasdaq Capital Market under the symbol “BHIP.” Prior to April 17, 2008, our common stock was quoted on the Nasdaq Global Market. The following table sets forth the range of high and low intra-day sales prices for our common stock for each of the periods indicated as reported on the respective Nasdaq Capital Market or the Nasdaq Global Market.

Quarter Ended:	High	Low

March 31, 2007	$3.15	$1.48
June 30, 2007	3.87	1.71
September 30, 2007	5.33	1.95
December 31, 2007	7.31	1.00

March 31, 2008	$1.31	$0.48
June 30, 2008	1.77	0.77
September 30, 2008	1.16	0.28
December 31, 2008	0.68	0.21
Holders of Record
At March 16, 2009, there were approximately 250 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater), and the closing price of our common stock was $0.32 per share as reported by the Nasdaq Capital Market.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any dividends in the foreseeable future. Payment of any future dividends on shares of our common stock will be at the discretion of our Board of Directors, subject to a provision contained in our variable rate convertible debentures prohibiting the payment of any cash dividends on our equity securities except with respect to cash dividends payable to holders of our shares of our Series A preferred stock. At December 31, 2008 we had accrued unpaid dividends of $107,000 with respect to the Series A preferred stock, but such dividends have not been declared and we are under no obligation to pay such accrued dividends except in certain extraordinary circumstances.
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
As of December 31, 2008, we are conducting business through approximately 33,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have in prior years expended significant efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China, Europe, in particular Russia, and South Korea. Additionally, we have consolidated underperforming markets in Latin America and Southeast Asia to further improve operating results and free up additional internal resources for our most promising markets.
In 2007 and 2008, we generated approximately 90% and 93% of our net sales from subsidiaries located outside North America, respectively, with sales in Hong Kong representing approximately 62% and 66% of net sales, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
China is currently our most important business development project. In June 2004, NHT Global obtained a general business license in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment we made in January 2005. Direct selling is prohibited in China without a direct selling license that we do not have. In December 2005, we submitted a preliminary application for a direct selling license and fully capitalized our Chinese entity with the remaining capital necessary to fulfill the $12.0 million required cash infusion. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate from our current worldwide platform. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress. By now, the information contained in the most recent application is stale. The Company applied to temporarily withdraw the license application in February 2009 to furnish new information and intends to amend its application with the goal to re-apply in the future. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.
Most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China. After consulting with outside professionals, the Company believes that its Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations — or adopt new laws and regulations — to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributable to us. In addition, other Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, in China are subject to interpretations and enforcement attitudes that sometimes vary from province to province, among different levels of government, and from time to time. Members sometimes violate one or more of the laws regulating these activities, notwithstanding training that the Company attempts to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement. The Company believes that this has led some existing members in China — who are signed up as distributors in Hong Kong — to leave the business or curtail their selling activities and has led potential members to choose not to participate. Among other things, the Company is combating this with more training and public relations efforts that are designed, among other things, to distinguish the Company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically. See “Risk Factors—Because our Hong Kong Operations Account For a Majority of Our Overall Business...”

Income Statement Presentation
The Company derives its revenue from sales of its products, sales of its enrollment packages, and from shipping charges. Substantially all of its product sales are to independent distributors at published wholesale prices. We translate revenue from each market’s local currency into U.S. dollars using average rates of exchange during the period. The following table sets forth revenue by market for the time periods indicated (in thousands).

	Year Ended December 31,
	2007		2008

North America	$7,743	10.1%	$3,247	7.1%
Hong Kong	47,240	61.8	30,272	66.1
China	538	0.7	1,328	2.9
Taiwan	5,861	7.7	4,444	9.7
South Korea	9,334	12.2	3,805	8.3
Japan	2,196	2.9	1,244	2.7
Europe	—	—	1,223	2.7
Other[1]	3,589	4.6	243	0.5

Total	$76,501	100.0%	$45,806	100.0%

[1]	Represents product sales to KGC Networks Ptd. Ltd. as part of a separate agreement entered into effective December 31, 2005 upon the sale of the Company’s 51% interest in KGC to Bannks Foundation. Also included are sales from the Latin America, Australia, New Zealand, and Southeast Asia markets.

Cost of sales consist primarily of products purchased from third-party manufacturers, freight cost for shipping products to distributors, import duties, costs of promotional materials sold to the Company’s distributors at or near cost, and provisions for slow moving or obsolete inventories. Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs.
Distributor commissions are typically our most significant expense and are classified as an operating expense. Under our compensation plan, distributors are paid weekly commissions, generally in their home country currency, for product sold by their down-line distributor network across all geographic markets, except China, where in the second quarter of 2007 we launched an e-commerce retail platform and do not pay any commissions. Distributors are not paid commissions on purchases or sales of our products made directly by them. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to do business. Currently, there are basically two ways in which our distributors can earn income:
•	Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and
•	Through commissions paid on product purchases made by their down-line distributors.
Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited by a fixed ceiling measured in terms of a specific percentage of total bonus value points. In some markets, commissions may be further limited. Distributor commissions are dependent on the sales mix and, for fiscal 2007 and 2008, represented 46% and 39% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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

Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2007	2008

Net sales	100.0%	100.0%
Cost of sales	26.5	27.7

Gross profit	73.5	72.3
Operating expenses:
Distributor commissions	45.9	38.5
Selling, general and administrative expenses	41.7	37.5
Depreciation and amortization	2.4	3.2
Impairment of goodwill and long-lived assets	17.2	—
Recovery of KGC receivable	(0.7)	—

Total operating expenses	106.5	79.2

Loss from operations	(33.0)	(6.9)
Other income (expense), net	0.2	(0.5)

Loss before income taxes and minority interest	(32.8)	(7.4)
Income tax provision	(0.3)	(1.0)
Minority interest	—	—

Net loss	(33.1)%	(8.4)%

Net Sales. Net sales were $45.8 million for the year ended December 31, 2008 compared to $76.5 million for the year ended December 31, 2007, a decrease of $30.7 million, or 40%. Hong Kong net sales decreased $17.0 million, or 36%, over the prior year. Additionally, net sales for North America and South Korea were down $4.5 million and $5.5 million, respectively. North American sales were slightly impacted by the launch of retail product selling in Italy during June 2008. Prior to the launch, sales into the European market were fulfilled by our North American subsidiaries. Additionally, net sales in Latin America and Southeast Asia were impacted by our efforts to consolidate underperforming markets during 2008. Partly offsetting the decrease, net sales in China from our new e-commerce retail platform increased $790,000 during 2008.
The decrease in net sales was primarily due to the Company’s lower product sales as a result of fewer active distributors. The Company’s active distributor count has continually declined from reduced promotional spending toward distributors that have been deemed loss-incurring, more competition, the distractions and disruptions caused by management changes in the 18-month period ending February 2007 and the members’ reaction to the uncertain regulatory environment in China that is currently impacting the Company’s Hong Kong-based business. As of December 31, 2008, the operating subsidiaries of the Company had approximately 33,000 active distributors, compared to 57,000 active distributors at December 31, 2007. Hong Kong experienced a decrease of approximately 13,000 active distributors, or 38%, since December 31, 2007.
As of December 31, 2008, the Company had deferred revenue of approximately $2.8 million, of which approximately $1.9 million pertained to product sales and approximately $964,000 pertained to unamortized enrollment package revenue.
Cost of Sales. Cost of sales was $12.7 million, or 27.7% of net sales, for the year ended December 31, 2008 compared with $20.3 million, or 26.5% of net sales, for the year ended December 31, 2007. Cost of sales decreased $7.6 million, or 38%, over the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased primarily due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales, and due to Chinese importation costs incurred in Hong Kong, as these costs did not decline at the same rate as net product sales.
Gross Profit. Gross profit was $33.1 million, or 72.3% of net sales, for the twelve months ended December 31, 2008 compared with $56.2 million, or 73.5% of net sales, for the twelve months ended December 31, 2007. This decrease of $23.1 million was mainly due to, as stated above, decreased product sales, the decline in enrollment package revenue, and Chinese importation costs incurred in Hong Kong that did not decrease relative to sales.

Distributor Commissions. Distributor commissions were $17.7 million, or 38.5% of net sales, for the year ended December 31, 2008 compared with $35.1 million, or 45.9% of net sales, for the year ended December 31, 2007. Distributor commissions decreased by $17.4 million, or 50%, mainly due to the decrease in product sales, as well as a decrease in the overall commission rate that resulted from the implementation of a significant commission plan change during the second quarter of 2007, less supplemental commissions paid in North America, Hong Kong and South Korea, and fewer commissions earned in the markets of Japan and Europe.
The result of the commission plan change during the second quarter of 2007 was less than satisfying. While the payout as a percentage of sales was lowered, sales decreased significantly following the effective date of the change. We implemented certain changes to our commission plan in March 2008. Additional enhancements were also added at the same time to improve sales momentum. With these commission changes and enhancements, we targeted a commission payout we expect to eventually settle around 40% of product sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.2 million, or 37.5% of net sales, for the year ended December 31, 2008 compared with $31.9 million, or 41.7% of net sales, for the year ended December 31, 2007. Selling, general and administrative expenses decreased by $14.7 million, or 46%, in the twelve months ended December 31, 2008 mainly due to the following:
•	lower employee-related expense and severance costs ($1.8 million), travel-related costs ($269,000), insurance costs ($326,000), credit card fees and assessments ($195,000), facility-related costs ($171,000), professional fees ($1.1 million) and litigation settlement costs ($231,000) in North America;
•	lower overall expense in Japan ($1.0 million), specifically employee-related expense, due to expense reduction programs during the first nine months of 2007;
•	lower employee-related expense ($2.3 million), event costs ($560,000), professional fees ($1.6 million), public relations expense ($489,000), credit card charges and assessments ($384,000), and other miscellaneous costs ($504,000) in Hong Kong and China;
•	lower employee-related costs, event costs and other office-related costs ($512,000) in Taiwan;
•	lower operating costs due to office closures in Australia ($539,000), Mexico ($725,000), and Southeast Asia ($553,000);
•	lower employee-related costs ($561,000), credit card charges and assessments ($220,000), facility-related costs ($156,000), and other miscellaneous costs ($190,000) in South Korea;
•	lower stock-based compensation expense ($291,000); partly offset by
•	the reversal of the reserve established in fiscal 2004 with respect to the allegations made by the South Korean customs agency regarding importation of Alura into South Korea ($244,000).
Depreciation and Amortization. Depreciation and amortization was $1.5 million, or 3.2% of net sales, for the year ended December 31, 2008 compared with $1.8 million, or 2.4% of net sales, for the year ended December 31, 2007. Depreciation and amortization decreased by $352,000 compared to the prior year, as a result of the Company’s slowdown in capital expenditures.
Impairment of Goodwill and Long-Lived Assets. Goodwill was reduced by $12.4 million during 2007 as the Company recognized an impairment loss upon completion of its annual impairment analysis. The annual impairment analysis was based on revised expected future sales and earnings due to the Company’s less than expected operating performance during the latter half of 2007. The fair value of the Company was estimated using the expected present value of future cash flows, as well as market capitalization. No impairment of goodwill was recorded during 2008.
Impairment of long-lived assets was $30,000 for the year ended December 31, 2008 compared with $795,000 for the year ended December 31, 2007. The impairment expense during 2007 is primarily related to an impairment charge of $273,000 recorded for certain office equipment and leasehold improvements in Mexico as the Company decided to terminate its existing office lease in Mexico City and relocate to a less costly location, and an impairment charge of $246,000 recorded in Japan as the Company determined that it was in its best interest to discontinue the use of certain computer software. Additionally, an impairment charge of $253,000 was recorded as to the overall recoverability of the remaining long-lived assets in both Mexico and Japan.
Recovery of KGC Receivable. Recovery of KGC receivable has declined as the Company did not receive any payments on the receivable from KGC Networks Ptd. Ltd. (“KGC”) during the year ended December 31, 2008. KGC became delinquent on its monthly payments to the Company in August 2007. A recovery of KGC receivable was recorded for $565,000 during the year ended December 31, 2007.

Other Income (Expense), Net. Other expense was $226,000 for the year ended December 31, 2008 compared with income of $143,000 for the year ended December 31, 2007. The increase in other expense was primarily due to interest expense of $2.4 million the Company recorded on its convertible debentures, including amortization of debt issuance cost and accretion of debt discount aggregating $2.1 million. Offsetting this expense, the Company de-recognized $2.2 million of commission liabilities in certain of its international markets for previous years as it determined that it is probable that these commission payments will not be claimed. Additionally, interest income declined as the Company has not recognized any imputed interest on the receivable from KGC in 2008. As previously mentioned, KGC became delinquent on its payments to the Company in August 2007. During the year ended December 31, 2007, the Company recognized $228,000 in imputed interest on the KGC receivable.
Income Taxes. The provision for income taxes increased to $456,000 for the year ended December 31, 2008 compared with $200,000 for the year ended December 31, 2007 due to a $351,000 deferred tax liability recorded in Hong Kong upon de-recognition of certain commission liabilities. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.
Net Loss. Net loss was $3.9 million, or 8.4% of net sales, for the year ended December 31, 2008 compared to net loss of $25.3 million, or 33.1% of net sales, for the year ended December 31, 2007. The reduction in losses was primarily due to lower distributor commissions and selling, general and administrative expenses as compared to the comparable period in the prior year and less goodwill impairment.
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
At December 31, 2008, the Company’s cash and cash equivalents totaled approximately $3.5 million. Total cash and cash equivalents decreased by approximately $2.8 million from December 31, 2007 to December 31, 2008.
At December 31, 2008, the ratio of current assets to current liabilities was 0.63 to 1.00 and the Company had a working capital deficit of approximately $4.1 million. Current liabilities included deferred revenue of $2.8 million that consisted of amortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities excluding deferred revenue would be 0.85 to 1.00. Working capital as of December 31, 2008 decreased $867,000 compared to that as of December 31, 2007 mainly due to cash used in operations and a $1.3 million net increase in the Debentures resulting from a $1.7 million accretion of the debt discount, offset by de-recognition of commission liabilities in certain of our international markets totaling $2.2 million.
Cash used in operations for the twelve months ended December 31, 2008 was approximately $2.7 million. Cash was mainly utilized due to the incurrence of net losses and decreases in current liabilities, specifically accounts payable, accrued distributor commissions and other expenses, partly offset by a $1.3 million reduction in existing inventories. The aggregate impact on cash resulting from the decrease in current liabilities totaled $3.8 million. This is due to the Company’s efforts to reduce operating expenses during the latter half of fiscal 2007 and lower distributor commission payout. The reduction in inventories was primarily the result of the Company’s intentional efforts to slow down inventory purchasing and monetize existing inventories.

Cash provided by investing activities during the twelve months ended December 31, 2008 was approximately $198,000, primarily due to a decrease in restricted cash maintained as a reserve with a certain credit card processing company in South Korea to provide for potential uncollectible amounts and chargebacks, partially offset by an increase in capital expenditures during the three months ended June 30, 2008 in Hong Kong for new office space and in China for additional retail space, and during the three months ended September 30, 2008 in China for additional warehouse space.
Cash used in financing activities during the twelve months ended December 31, 2008 was approximately $396,000. This was primarily due to the monthly installments Debentures that began on November 1, 2008. Additionally, a short-term loan for $145,000 was entered into during 2008 by our South Korean subsidiary and repaid in July 2008.
The Company has taken numerous actions to ensure that it will continue as a going concern. It has planned and executed many cost reduction and margin improvement initiatives since the end of the third quarter of 2007, such as (1) reducing headcount, which includes the termination of multiple management-level positions in Greater China, South Korea and North America; (2) down-sizing offices in Greater China and South Korea; (3) closing offices in Latin America and Southeast Asia; (4) renegotiating vendor contracts in Greater China; (5) increasing product pricing in Greater China, Europe and the U.S.; (6) changing commission plans worldwide; (7) streamlining logistics processes in Greater China; (8) introducing better margin pre-assortments; and (9) reducing Company-wide discretionary expenses. Also, we believe that we have taken a number of effective steps toward stabilizing the Company’s revenues on a sequential basis, especially in the Hong Kong market. As a result, the Company believes that its current cash breakeven level has been significantly reduced and is more attainable.
The Company believes that its existing internal liquidity, supported by cash on hand, certain restricted cash that the Company believes can be unlocked later in 2009 upon the withdrawal of our direct selling license application in China, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007 should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline. If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected. See “Risk Factors.”
The Company does not have any significant unused sources of liquid assets. Potentially the Company might receive additional external funding if currently outstanding warrants are exercised. Furthermore, if necessary, the Company may attempt to generate more funding from the capital markets, but currently does not believe that will be necessary.
We do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China, Europe, in particular Russia, and South Korea.
The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through May 2015.
The Company maintains a purchase commitment with one of its suppliers to purchase its Alura® product. Pursuant to this agreement, the Company is required to pay the supplier a minimum of $120,000 per year.
The Company has employment agreements with certain members of its management team which can be terminated by either the employee or the Company upon four weeks notice. These employment agreements contain provisions which guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated for reasons other than cause, as defined in those agreements. As of December 31, 2008, no outstanding obligations existed under any severance agreements.
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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at December 31, 2008 include the following:
Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2007 and 2008, the Company’s inventory value was approximately $3.6 million and $2.1 million, respectively, net of reserves of $1.8 million and $239,000, respectively. Inventory provision of $489,000 was recorded during 2007 related to discontinued and obsolete products. No significant provision was recorded during 2008.
Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At December 31, 2008, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet. Goodwill was reduced by $12.4 million during 2007 as the Company recognized an impairment loss upon completion of its annual impairment analysis. The annual impairment analysis was based on revised expected future sales and earnings due to the Company’s less than expected operating performance during the latter half of 2007. The fair value of the Company was estimated using the expected present value of future cash flows, as well as market capitalization. No impairment of goodwill was recorded during 2008.
The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During 2007, the Company recorded an aggregate impairment charge of $795,000 related to its Mexico and Japan markets. The charge results from terminating the office lease in Mexico City and relocating to a less costly location, discontinuing the use of certain computer software in the Japan office, and an overall impairment as to the recoverability of the remaining long-lived assets in these markets. At December 31, 2008, the net book value of the Company’s property and equipment and intangible assets were approximately $1.2 million and $1.8 million, respectively. No significant impairment was recorded during 2008.
Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 11% of sales. Sales returns were approximately 5% and 4% of sales for the years ended December 31, 2007 and 2008, respectively. The allowance for sales returns was approximately $754,000 and $517,000 at December 31, 2007 and 2008, respectively. No material changes in estimates have been recognized for the year ended December 31, 2008.
Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $705,000 and $1.9 million at December 31, 2007 and 2008, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2007 and 2008, enrollment package revenue totaling $2.8 million and $1.0 million was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2005, the Company increased the valuation allowance to equal its net deferred tax assets due to the uncertainty of future operating results. During 2006, the Company recorded deferred tax assets in foreign jurisdictions that were expected to be realized and therefore no valuation allowance was necessary. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During fiscal 2007 and 2008, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable under smaller reporting company disclosure rules.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Natural Health Trends Corp.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at item 15(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Health Trends Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We were not engaged to examine management’s assertion about the effectiveness of Natural Health Trends Corp’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ Lane Gorman Trubitt, L.L.P.
Dallas, Texas
March 23, 2009

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$6,282	$3,491
Restricted cash	298	340
Accounts receivable	418	71
Inventories, net	3,585	2,141
Other current assets	1,324	735

Total current assets	11,907	6,778
Property and equipment, net	1,537	1,173
Goodwill	1,764	1,764
Intangible assets, net	2,600	1,800
Restricted cash	4,317	3,646
Deferred tax assets	208	—
Other assets	2,363	1,464

Total assets	$24,696	$16,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,168	$1,746
Income taxes payable	363	187
Accrued distributor commissions	2,018	554
Other accrued expenses	3,599	2,456
Deferred revenue	3,496	2,841
Current portion of convertible debentures, net of discount of $151 and $2,320 at December 31, 2007 and 2008, respectively	203	1,534
Deferred tax liability	—	351
Other current liabilities	3,254	1,170

Total current liabilities	15,101	10,839
Convertible debentures, net of discount of $3,896 at December 31, 2007	—	—

Total liabilities	15,101	10,839
Commitments and contingencies
Minority interest	33	34
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2007 and 2008, aggregate liquidation value of $263	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,327,405 and 10,691,582 shares issued and outstanding at December 31, 2007 and 2008, respectively	10	11
Additional paid-in capital	79,158	79,711
Accumulated deficit	(70,989)	(74,853)
Accumulated other comprehensive income:
Foreign currency translation adjustments	1,259	759

Total stockholders’ equity	9,562	5,752

Total liabilities and stockholders’ equity	$24,696	$16,625

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2007	2008
Net sales	$76,501	$45,806
Cost of sales	20,290	12,681

Gross profit	56,211	33,125
Operating expenses:
Distributor commissions	35,095	17,650
Selling, general and administrative expenses (including stock-based compensation expense of $845 and $554 during 2007 and 2008, respectively)	31,921	17,171
Depreciation and amortization	1,808	1,456
Impairment of goodwill	12,381	—
Impairment of long-lived assets	795	30
Recovery of KGC receivable	(565)	—

Total operating expenses	81,435	36,307

Loss from operations	(25,224)	(3,182)
Other income (expense), net:
Gain (loss) on foreign exchange	11	(121)
Interest income	477	107
Interest expense (including amortization of debt issuance costs and accretion of debt discount of $245 and $2,083 during 2007 and 2008, respectively)	(352)	(2,424)
De-recognition of commission liabilities	—	2,237
Other	7	(25)

Total other income (expense), net	143	(226)

Loss before income taxes and minority interest	(25,081)	(3,408)
Income tax provision	(200)	(456)
Minority interest	(6)	—

Net loss	(25,287)	(3,864)

Beneficial conversion feature on preferred stock	(1,574)	—
Preferred stock dividends	(91)	(17)

Net loss attributable to common stockholders	$(26,952)	$(3,881)

Loss per share — basic and diluted	$(3.15)	$(0.40)

Weighted-average number of shares outstanding	8,555	9,677

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

BALANCE, December 31, 2006	—	$—	8,199,933	$8	$70,042	$(44,128)	$1,053	$26,975
Net loss	—	—	—	—	—	(25,287)	—	(25,287)
Foreign currency translation adjustments	—	—	—	—	—	—	206	206

Total comprehensive loss								(25,081)
Issuance of preferred stock and common stock warrants	1,759,307	1,574	—	—	986	—	—	2,560
Beneficial conversion feature on preferred stock	—	—	—	—	1,574	(1,574)	—	—
Conversion of preferred stock	(1,620,907)	(1,450)	1,620,907	2	1,448	—	—	—
Receipt of common stock upon settlement of promissory note	—	—	(642,611)	(1)	1	—	—	—
Issuance of common stock warrants in conjunction with convertible debentures	—	—	—	—	2,491	—	—	2,491
Beneficial conversion feature on convertible debentures	—	—	—	—	1,682	—	—	1,682
Issuance of restricted stock, net	—	—	1,089,176	1	(1)	—	—	—
Exercise of stock options	—	—	60,000	—	90	—	—	90
Stock-based compensation	—	—	—	—	845	—	—	845

BALANCE, December 31, 2007	138,400	124	10,327,405	10	79,158	(70,989)	1,259	9,562
Net loss	—	—	—	—	—	(3,864)	—	(3,864)
Foreign currency translation adjustments	—	—	—	—	—	—	(500)	(500)

Total comprehensive loss								(4,364)
Issuance of restricted stock, net	—	—	364,177	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	554	—	—	554

BALANCE, December 31, 2008	138,400	$124	10,691,582	$11	$79,711	$(74,853)	$759	$5,752

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,287)	$(3,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,008	656
Amortization of intangibles	800	800
Amortization of debt issuance costs	42	356
Accretion of debt discount	203	1,727
Minority interest	6	—
Stock-based compensation	845	554
Imputed interest on KGC installment payable	(228)	—
Recovery of KGC receivable	(565)	—
Impairment of long-lived assets	795	30
Impairment of goodwill	12,381	—
Deferred income taxes	7	526
Changes in assets and liabilities:
Accounts receivable	47	293
Inventories, net	2,312	1,328
Other current assets	927	581
Other assets	250	313
Accounts payable	(1,268)	(424)
Income taxes payable	64	(185)
Accrued distributor commissions	(1,829)	(1,407)
Other accrued expenses	(1,693)	(1,174)
Deferred revenue	(2,143)	(636)
Other current liabilities	110	(2,204)

Net cash used in operating activities	(13,216)	(2,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(341)	(299)
Decrease (increase) in restricted cash	(475)	497
Decrease in certificate of deposit	1,283	—
Proceeds from KGC receivable (see Note 1)	1,183	—

Net cash provided by investing activities	1,650	198

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures and warrants	3,740	—
Debt issuance costs	(442)	—
Proceeds from short-term debt	—	145
Payments on convertible debentures and other debt	—	(541)
Proceeds from issuance of preferred stock and warrants, net	2,560	—
Proceeds from issuance of common stock	90	—

Net cash provided by (used in) financing activities	5,948	(396)

Effect of exchange rates on cash and cash equivalents	(36)	137

Net decrease in cash and cash equivalents	(5,654)	(2,791)
CASH AND CASH EQUIVALENTS, beginning of period	11,936	6,282

CASH AND CASH EQUIVALENTS, end of period	$6,282	$3,491

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
Our majority-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; and Europe, which consists of Italy and Slovenia.
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
In addition, non-current assets include the Company’s deposit as part of its direct selling license application in China. See Note 2.

Inventories
Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. At December 31, 2007 and 2008, the reserve for obsolescence totaled $1.8 million and $239,000, respectively.
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
Goodwill and Other Intangible Assets
Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill and intangible assets with indefinite useful lives no longer are amortized, but instead tested for impairment at least annually. The Company’s policy is to test for impairment annually during the fourth quarter. See Note 3.
SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives. The Company is currently amortizing its acquired intangible assets with definite lives over seven years.
Impairment of Long-Lived Assets
The Company reviews property and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. During 2007, the Company recorded an aggregate impairment charge of $795,000 related to its Mexico and Japan markets. The charge results from terminating the office lease in Mexico City and relocating to a less costly location, discontinuing the use of certain computer software in the Japan office, and an overall impairment as to the recoverability of the remaining long-lived assets in these markets.
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
As of the date of adoption, the Company did not have any unrecognized tax benefits for uncertain tax positions. Interest and penalties on tax uncertainties are classified as a component of income tax expense. The total amount of interest and penalties accrued as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in the consolidated statements of operations during 2007 and 2008 were not significant.
The Company and its subsidiaries file income tax returns in the United States, various states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2005, and is no longer subject to state income tax examinations for years prior to 2004. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

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
In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Year Ended December 31,
	2007	2008

Options to purchase common stock	1,041,458	70,500
Warrants to purchase common stock	6,281,310	6,281,310
Non-vested restricted stock	1,044,186	1,255,478
Convertible preferred stock	1,759,307	138,400
Convertible debentures	1,700,000	1,700,000

Options and warrants to purchase 42,500 and 6,281,310 shares of common stock, respectively, were still outstanding at December 31, 2008. Such options expire on November 17, 2011. The warrants have expirations through April 21, 2015. The convertible debentures mature on October 19, 2009.
Certain Risks and Concentrations
In 2007 and 2008, a substantial portion of the Company’s sales were generated in Hong Kong (see Note 11). Most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China. In contrast to the Company’s operations in other parts of the world, the Company has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license that the Company does not have, and has also adopted anti-multilevel marketing legislation. The Company operates an e-commerce direct selling model in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered by the Company to a third party that acts as the importer of record under an agreement to pay applicable duties. In addition, through a Chinese entity the Company has launched an e-commerce retail platform in China. The Chinese entity operates separately from the Hong Kong entity, although a Chinese member may elect to participate separately in both.
The Company believes that the laws and regulations in China regarding direct selling and multi-level marketing are not specifically applicable to the Company’s Hong Kong based e-commerce activity, and that the Company’s Chinese entity is operating in compliance with applicable Chinese laws. However, there can be no assurance that the Chinese authorities will agree with the Company’s interpretations of applicable laws and regulations or that China will not adopt new laws or regulations. Should the Chinese government determine that the Company’s e-commerce activity violates China’s direct selling or anti-multilevel marketing legislation, or should new laws or regulations be adopted, there could be a material adverse effect on the Company’s business, financial condition and results of operations.
Although the Company attempts to work closely with both national and local Chinese governmental agencies in conducting the Company’s business, the Company’s efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of direct selling or anti-multi-level marketing legislation, subjective interpretations of laws and regulations, and activities by individual distributors that may violate laws notwithstanding the Company’s strict policies prohibiting such activities. Any determination that the Company’s operations or activities, or the activities of the Company’s individual distributors or employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on the Company’s future ability to obtain business licenses or expand into new locations, changes to the Company’s business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm the Company’s business, financial condition and results of operations.
Four major product lines — Premium Noni Juice™, Skindulgence®, Alura® and La Vie™ — generated a significant majority of the Company’s sales for 2007 and 2008. The Company obtains Skindulgence® and La Vie™ product from a single supplier, and Premium Noni Juice™ and Alura® from two other suppliers. The Company believes that, in the event it is unable to source products from these suppliers or other suppliers of its products, its revenue, income and cash flow could be adversely and materially impacted.
The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. Accounts in the United States are temporarily guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 through December 31, 2009. The guaranteed amount is expected to decrease to $100,000 thereafter. A portion of the Company’s cash balances at December 31, 2008 exceed the insured limits. The Company has not experienced any losses in such accounts.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short maturities. The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents.
Due to the Company’s recent history of operating losses, its incremental borrowing rate has increased substantially. As such, it is not practicable to estimate the fair value of the Company’s convertible debentures utilizing discounted cash flow analysis. The intrinsic value of the debentures’ conversion feature approximates $510,000 as of December 31, 2008.

Sale of KGC Networks
Effective December 31, 2005, the Company entered into a stock purchase agreement with Bannks Foundation (“Bannks”), a Lichtenstein foundation and owner of 49% of the common shares of KGC Networks Ptd. Ltd. (“KGC”), a Singapore corporation, pursuant to which the Company sold to Bannks 51,000 common shares representing the Company’s 51% of the outstanding shares of capital stock of KGC for a total cash purchase price of $350,000. At the same time and as a condition of the sale, the Company entered into a separate agreement pursuant to which KGC was obligated to pay to the Company 24 monthly payments of approximately $169,000 each, including interest at 2.5%, to settle an outstanding inter-company payable in the amount of approximately $2.1 million and to pay for inventories ordered and partially delivered totaling approximately $884,000, as well as the Company’s undertaking to continue to supply KGC with certain products for a period of at least 48 months. The Company discounted the 24 monthly payments based on its cost of capital and recorded the receivable at $3.1 million. Since the receivable from KGC was unsecured, the Company recorded a reserve totaling $2.8 million, which was reduced as payments were received. KGC has not remitted the required monthly payment since July 2007 and is currently in default. During 2008, the Company determined that the receivable was not collectable and wrote off the unpaid balance against the reserve. Imputed interest income of $228,000 was recorded on the KGC installment payable during 2007.
De-Recognition of Commission Liabilities
The Company de-recognized $2.2 million of commission liabilities in certain of its international markets, primarily Hong Kong, during 2008 as it determined that it is probable that these commission payments will not be claimed. These liabilities were previously recorded as other current liabilities in the consolidated balance sheets.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted SFAS No. 157 as of January 1, 2008, except as it applies to those non-financial assets and liabilities affected by the one year deferral. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP No. 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position or results of operations. The Company is currently evaluating the impact, if any, adopting the remaining provisions of SFAS No. 157 will have on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which begins January 1, 2009 for the Company. The adoption of the provision of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP No. 142-3, but does not expect the adoption to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial position or results of operations.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact, if any, of the guidance on our financial condition or results of operations.
In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company is currently evaluating the impact, if any, adopting EITF Issue No. 07-5 will have on its financial condition or results of operations.
In June 2008, the FASB ratified the consensus on EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF Issue No.08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The guidance provided by EITF Issue No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company’s adoption of EITF Issue No. 08-4 did not have a material effect on its financial condition or results of operations.
2. BALANCE SHEET COMPONENTS
The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2007	2008

Property and equipment:
Office equipment	$1,507	$1,088
Office software	805	561
Furniture and fixtures	380	197
Plant equipment	185	188
Leasehold improvements	1,772	1,528

Property and equipment, at cost	4,649	3,562
Accumulated depreciation and amortization	(3,112)	(2,389)

	$1,537	$1,173

Noncurrent restricted cash:
Funds held for direct selling license application in China	$2,806	$2,941
Funds held for consumer indemnity insurance in South Korea (see Note 5)	641	—
Reserve for credit card processor in South Korea (see Note 1)	870	644
Other	—	61

	$4,317	$3,646

	December 31,
	2007	2008
Other accrued expenses:
Sales returns	$754	$517
Employee-related expense	1,100	281
Professional fees	493	47
Warehousing and inventory-related expense	203	1,041
Litigation settlement	—	250
Other	1,049	320

	$3,599	$2,456

Deferred revenue:
Unshipped product	$705	$1,877
Enrollment package revenue	2,791	964

	$3,496	$2,841

Other current liabilities:
Unclaimed checks	$2,636	$860
Other taxes payable	351	84
Other	267	226

	$3,254	$1,170

3. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year are as follows (in thousands):

Balance, December 31, 2006	$14,145
Impairment loss	(12,381)

Balance, December 31, 2007	1,764
Impairment loss	—

Balance, December 31, 2008	$1,764

The Company’s goodwill carrying value consists of $11.9 million acquired in connection with the MarketVision Communication Corp. (“MV Corp.”) merger in March 2004, as well as $2.2 million acquired from the purchase of subsidiary minority interests. Due to full integration of MV Corp. into the Company and the seamless nature of the Company’s operations from market to market, the entire carrying amount of goodwill was evaluated at the enterprise level. As a result of the Company’s less than expected operating performance during the latter half of 2007, the annual impairment analysis was based on revised expected future sales and earnings. The fair value of the Company was estimated using the expected present value of future cash flows, as well as market capitalization. Based on these impairment tests, a goodwill impairment loss of $12.4 million was recognized during 2007. No such impairment loss was recognized during 2008.
Intangible assets consist of the following (in thousands):

	December 31, 2007			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Computer software and programs	$5,600	$3,000	$2,600	$5,600	$3,800	$1,800
Distributor database	619	619	—	—	—	—

	$6,219	$3,619	$2,600	$5,600	$3,800	$1,800

Amortization expense for intangible assets was $800,000 during each of 2007 and 2008. Future estimated amortization expense is as follows (in thousands):

2009	$800
2010	800
2011	200

$1,800

4. CONVERTIBLE DEBENTURES
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
The debentures bear interest at the greater of (i) LIBOR plus 4% and (ii) 10% per annum. Interest is payable quarterly beginning on January 1, 2008. Fifty percent of the original principal amount of the debentures is payable in 12 equal monthly installments beginning on November 1, 2008, and the balance is payable on October 19, 2009, unless extended by the holders to October 19, 2012. Payments of principal and interest may be made in cash or, at the option of the Company if certain conditions are met, in shares of registered common stock. At December 31, 2008, the outstanding principal amount of the debentures totaled $3.9 million.
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
The term for each of the warrants begins six months and one day after their respective issuance and has an exercise price of $3.52 per share. The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying both types of warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants; provided that the exercise price cannot be adjusted lower than $3.52 prior to shareholder approval. If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise.
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
In accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated proceeds of approximately $3,740,000, between the convertible debentures and warrants based on their relative fair values. The fair value of the warrants was estimated at approximately $7,488,000 using a lattice valuation model. The proceeds allocated to the convertible debentures and warrants were approximately $1,682,000 and $2,058,000, respectively. The Company measured the intrinsic value of the embedded beneficial conversion feature of the convertible debentures at an amount greater than the proceeds allocated to the convertible debentures. As such, the beneficial conversion feature recognized upon issuance was limited to the proceeds allocated to the convertible debentures, or approximately $1,682,000. The debt discount resulting from the allocation of proceeds to the warrants and the beneficial conversion feature will be recognized in interest expense over the contractual term of the debt of two years using the effective interest method. The Company incurred debt issuance costs of approximately $900,000, including the warrants valued at $433,000 issued to the placement agent, which will also be recognized in interest expense over the contractual term of the debt. Unamortized debt issuance cost included in other assets totaled $502,000 as of December 31, 2008.
5. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through May 2015. Rent expense in connection with operating leases was $2.7 million and $2.1 million during 2007 and 2008, respectively.

Future minimum lease obligations as of December 31, 2008, are as follows (in thousands):

2009	$1,296
2010	762
2011	593
2012	261
2013	261
Thereafter	396

Total minimum lease obligations	$3,569

Purchase Commitments
The Company maintains a purchase commitment with one of its suppliers to purchase its Alura® product. Pursuant to this agreement, the Company is required to pay the supplier a minimum of $120,000 per year.
Employment Agreements
The Company has employment agreements with certain members of its management team which can be terminated by either the employee or the Company upon four weeks notice. These employment agreements contain provisions which guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated for reasons other than cause, as defined in those agreements. As of December 31, 2008, no outstanding obligations existed under any severance agreements.
Consumer Indemnity
As required by the Door-to-Door Sales Act in South Korea, the Company obtained insurance for consumer indemnity claims with a mutual aid cooperative by entering into two mutual aid contracts with Mutual Aid Cooperative & Consumer (the “Cooperative”). The initial contract entered into on January 1, 2005 required the Company to invest 600 million KRW in the Cooperative, and the subsequent contract entered into on January 9, 2007, required the Company to deposit 600 million KRW with a financial organization as security on behalf of the Cooperative. The contracts secure payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. The accrual totaled 31.2 million KRW (USD $25,000) as of December 31, 2008. Depending on the sales volume, the Company may be required to increase or decrease the amount of the security deposit. During the second quarter of 2008, the Company withdrew the entire KRW 600 million deposit. The term of the remaining contract is considered indefinite since it must remain in place as long as the Company operates within South Korea. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under these contracts is equivalent to three months of rolling sales. At December 31, 2008, non-current other assets include 600 million KRW (USD $474,000) underlying the remaining contract, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.
Registration Payment Arrangements
Pursuant to the agreement with the original investors and the placement agent in the May 2007 financing for the sale of 1,759,307 shares of Series A preferred stock and warrants representing the right to purchase 1,759,307 shares of common stock (see Note 6), the Company is obligated for a specified period of time to maintain the effectiveness of the registration statement that was filed with the SEC covering the resale of the shares of common stock issuable upon the conversion of Series A preferred stock or the exercise of warrants issued in the financing. If the Company fails to maintain the effectiveness of such registration statement due to an intentional and willful act without immediately causing a subsequent registration statement to be filed with the SEC, then it will be obligated to pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers.

Pursuant to the agreement with the investors in the October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock (see Note 4), the Company is obligated to (i) file a registration statement covering the resale of certain of the shares of common stock underlying the securities issued in the financing with the Commission on or prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement and the ability of the investors to use the prospectus forming a part thereof for a specified period. If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 2.0% per month of the aggregate purchase price paid with respect to the unregistered shares of common stock by the investors in the October 2007 financing until the first anniversary of the closing date of the financing and 1.0% per month thereafter through the second anniversary of the closing date. The registration statement was declared effective on March 17, 2008 with respect to 1,700,000 shares of common stock issuable upon conversion of the variable rate convertible debentures and up to 1,495,952 shares issuable upon exercise of warrants held by the selling stockholders.
As of December 31, 2008, no contingent obligations have been recognized under registration payment arrangements.
Legal Matters
On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and Lisa Grossmann, an NHT Global distributor. On June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of our claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Mr. Loghry until the Trustee’s Case is resolved. On February 13, 2008, the District Court granted the Company’s motion to dismiss certain of the Trustee’s fraud and contract claims because the dismissed claims had been filed too late to be heard. In May 2008, the Court consolidated the Trustee’s Case with a related, pending lawsuit. Messrs. Woodburn and LaCore and Ms. Grossmann, have now reached settlements with the Trustee and Mr. Loghry. On February 17, 2009, the Court dismissed some additional claims and limited any judgment for damages to an amount needed to make Mr. Loghry’s creditors whole and pay costs of litigation, including attorneys’ fees. The Court calculated that creditor claims total approximately $40,000, but held that the summary judgment evidence was otherwise inconclusive on the amount necessary to make creditors whole and pay costs of litigation. Trial is set for June 2009. The Company continues to believe that all of the defendants have meritorious defenses to the Trustee’s remaining claims.
On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. At a mediation held on August 23, 2008, the parties reached an agreement in principle to settle the litigation. The agreement in principle provides that the shareholder class will receive a total payment of $2.75 million. Of that amount, the Company’s directors and officers insurance carriers have agreed in principal to pay $2.5 million, and the Company has agreed in principal to pay $250,000. The settlement is subject to a number of conditions, including final court approval following completion of a fairness hearing. At this time, there can be no assurance that these conditions will be met and that the settlement of the securities class action litigation will receive final court approval. If the settlement is not completed, the parties to this suit may attempt to reach agreement on alternative settlement terms or resume litigation. The Company recorded an accrual for $250,000 related to this matter during the third quarter of 2008 and simultaneously de-recognized $225,000 of legal fees that existed as of June 30, 2008, but which have now been paid under its directors and officers insurance policy.

On June 26, 2008, the Company filed a lawsuit in the 116th District Court, Dallas County, Texas, against Terry LaCore and bHIP Global, Inc. seeking an unspecified amount in actual and punitive damages, as well as a temporary and permanent injunction and other equitable relief. The Company claims that Mr. LaCore deceived the Company, breached fiduciary duties, and breached various agreements regarding the use, disclosure and return of confidential information and other assets and non-interference with the Company and its business and relationships. The Company also claims that Mr. LaCore and bHIP Global, Inc. are unlawfully taking, disparaging and/or interfering with the Company’s reputation, identity, confidential information, contracts and relationships, products, businesses and other assets. On March 5, 2009, the Company obtained a temporary injunction that restrains Mr. LaCore and bHIP Global, Inc. (and its officers, agents, employees and attorneys and all persons in active concert or participation with them) from (1) contracting with, or employing, any former or existing employee, distributor or supplier of the Company if such contract or employment would result in that person breaching his or her agreement with the Company, and (2) obtaining confidential information belonging to the Company if the defendants know that the information was obtained in breach of a confidentiality agreement between the Company and any former or existing employee, distributor or supplier of the Company. The temporary injunction also orders Mr. LaCore and bHIP Global, Inc. to locate and return the Company’s trade secrets and proprietary and confidential information. The temporary injunction will remain in place until the trial of the case, which is currently scheduled for November 9, 2009. The Company believes that its claims have merit and intends to vigorously pursue them.
On July 16, 2008, Lisa Grossmann, a former distributor and consultant for the Company, filed a lawsuit in the Superior Court of California in Sacramento, California, against the Company, and certain current officers and directors, purporting to sue individually and on behalf of California distributors, shareholders, and customers of the Company. On behalf of California residents, Ms. Grossmann alleges that the defendants engaged in, or conspired to engage in, unfair competition and false advertising and seeks an unspecified amount of restitution and disgorgement, as well as an injunction. Individually, Ms. Grossmann alleges that the Company breached a contract to pay distributor commissions to her, the Company breached an implied covenant of good faith and fair dealing, all defendants were unjustly enriched at her expense, the individual defendants breached fiduciary duties to her, all defendants were negligent in conducting the affairs of the Company, and all defendants committed fraud. Ms. Grossman seeks in excess of $500,000 in damages on her individual claims. All defendants deny Ms. Grossman’s allegations and intend to vigorously defend them. On February 9, 2009, the Superior Court granted the defendants’ motion to quash service of the lawsuit on them for lack of personal jurisdiction.
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
6. STOCKHOLDERS’ EQUITY
Authorized Shares
The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value. On May 4, 2007, the Board of Directors designated up to 1,761,900 shares of preferred stock as Series A preferred stock with the following rights and preferences:
•	Priority — the Series A preferred stock shall rank, in all respects, including the payment of dividends and upon liquidation, senior and prior to the common stock and other equity of the Company not expressly made senior or pari passu with the Series A preferred stock.
•	Dividends — dividends at the rate per annum of $0.119 per share shall accrue from the date of issuance of any shares of Series A preferred stock, payable upon declaration by the Board of Directors. Accruing dividends shall be cumulative; provided, however, that except as set forth below for the liquidation preference, the Corporation shall be under no obligation to pay such dividends.
•	Liquidation preference — in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, then, before any distribution or payment shall be made to the holders of any junior securities, the holders of the Series A preferred stock then outstanding shall be entitled to be paid in cash out of the assets of the Company available for distribution to its stockholders (on a pari passu basis with the holders of any series of preferred stock ranking on liquidation on a parity with the Series A preferred stock) an amount per share equal to the sum of the Series A Original Issue Price plus any dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon. If the assets of the Company are insufficient to pay the aggregate liquidation preference and the liquidation preference of any series of preferred stock ranking on liquidation on a parity with the Series A preferred stock, the holders of the Series A preferred stock and the holders of any series of preferred stock ranking on liquidation on a parity with the Series A preferred stock shall share ratably with one another in any such distribution or payment in proportion to the full amounts to which they would otherwise be respectively entitled before any distribution shall be made to the holders of the junior securities. The “Series A Original Issue Price” shall mean $1.70 per share, subject to adjustment.

•	Voting rights — the holders of shares of Series A preferred stock shall be entitled to vote with the holders of the common stock, and with the holders of any other series of preferred stock, voting together as a single class, upon all matters submitted to a vote of stockholders of the Company. Each holder of shares of Series A preferred stock shall be entitled to the number of votes equal to the product (rounded down to the nearest number of whole shares) of 0.729 times the largest number of shares of common stock into which all shares of Series A preferred stock held of record by such holder could then be converted.
•	Conversion — each share of Series A preferred stock shall be convertible, subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all of stockholders, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock as determined by dividing the Series A Original Issue Price by the Series A Conversion Price (as defined) in effect at the time of conversion. The “Series A Conversion Price” shall initially be equal to $1.70.
Private Equity Placement
On May 4, 2007, the Company consummated a private placement financing generating gross proceeds of approximately $3.0 million. The financing consisted of the sale of 1,759,307 shares of Series A preferred stock at a price of $1.70 per share, and warrants representing the right to purchase 1,759,307 shares of common stock at a purchase price of $0.00001 per underlying share. Cumulative unpaid dividends and the liquidation preference relating to the Series A preferred stock at December 31, 2008 was $108,000 and $263,000, respectively.
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
In accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated proceeds of approximately $2,537,000, net of approximately $454,000 in cash and equity consideration paid to the placement agent, between the Series A preferred stock and warrants based on their relative fair values. The fair value of the warrants was estimated at $1,494,000 using a lattice valuation model. The proceeds, net of issuance costs of $177,000, allocated to the Series A preferred stock and warrants were $1,574,000 and $786,000, respectively. The Company measured the intrinsic value of the embedded beneficial conversion feature of the Series A preferred stock at an amount greater than the proceeds allocated to the preferred stock. As such, the beneficial conversion feature recognized upon issuance was limited to the proceeds allocated to the preferred stock, or $1,574,000. The beneficial conversion feature was recorded as a discount to the Series A preferred stock and recognized immediately as a dividend to preferred stockholders since the Series A preferred stock was convertible at the date of issuance.
During September and October 2007, an aggregate of 1,620,907 shares of Series A preferred stock were converted into an equivalent number of shares of common stock. As of December 31, 2008, 138,400 shares of Series A preferred stock remain outstanding.

Common Stock Purchase Warrants
On October 6, 2004, the Company issued warrants to purchase 1,369,704 shares of common stock in connection with a units offering. The warrants have an exercise price of $12.47 per share and may be exercised at any time through October 6, 2009. At December 31, 2008, warrants to purchase 1,080,504 shares of common stock remain outstanding from the units offering.
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
On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing (see Note 4). The warrants consist of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock. The term for each of the warrants begins six months and one day after their respective issuance and each have an exercise price of $3.52 per share. The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants; provided that the exercise price cannot be adjusted lower than $3.52 prior to shareholder approval. If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise.
At December 31, 2008, warrants to purchase 6,281,310 shares of common stock were outstanding. The weighted-average remaining contractual life of outstanding warrants as of December 31, 2008 was 3.2 years.
7. SHARE-BASED COMPENSATION
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
The purpose of the 2007 Plan is to enable the Company to attract and retain employees, officers, directors, consultants and advisors; to provide an incentive for them to assist in achieving long-range performance goals; and to enable them to participate in the long-term growth of the Company. The terms of any particular grant are determined by the Board of Directors or a committee appointed by the Board of Directors. The maximum number of shares available for issuance under the 2007 Plan of 1,550,000 shares of common stock replaces those 1,550,000 shares available under the 2002 Plan. At our Annual Meeting of Stockholders held on December 30, 2008, the Company’s stockholders approved an increase in the maximum number of shares available for issuance under the 2007 Plan by 500,000 shares. As such, the maximum aggregate number of shares available for issuance under the 2007 Plan totals 2,050,000 shares.

The Company granted 951,190 and 487,350 shares of restricted stock under the Company’s 2007 Equity Incentive Plan to the Company’s executive officers, directors, key employees and consultants during 2007 and 2008, respectively. Generally, the grants of restricted stock vest quarterly on a pro rata basis over a three-year period. Certain of the restricted stock granted to the Company’s directors during 2007 vested immediately.
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
On July 23, 2007, the Company accepted for cancellation stock options to purchase an aggregate of 75,000 shares of common stock in exchange for 47,934 shares of restricted stock issued to two directors of the Company under the Company’s 2007 Equity Incentive Plan. These restricted stock awards issued in exchange for eligible stock options vested immediately upon issuance. The number of restricted stock awards that the Company offered in exchange for each eligible stock option was determined by an exchange ratio established for that specific stock option. The exchange ratio for options that had an exercise price greater than $10.00 per share was determined based on a number of factors, including the value of outstanding eligible stock options based on the Black-Scholes option pricing model. For these options, which were issued under the Company’s 2002 Stock Option Plan, the aggregate value of the restricted stock awards that were offered is roughly comparable to the aggregate Black-Scholes value of the eligible options surrendered for exchange. For options that had an exercise price of $2.00 per share or less (which were granted in 2002 before the adoption of the 2002 Stock Option Plan), the exchange ratio was determined by multiplying the number of shares for which the options could be exercised by the difference between the closing price per share on the last trading day preceding the exchange and the exercise price per share of the options, and then dividing that product by the closing price per share on the last trading day preceding the exchange. As of December 31, 2008, stock options for 42,500 shares of common stock remain outstanding under the 2002 Plan. As of December 31, 2008, 596,647 shares remain available to be granted under the 2007 Plan.
From January 2001 through April 2003, the Company granted 1,331,500 stock options outside of the 2002 Plan. The grant included 570,000 options granted to the LaCore and Woodburn Partnership, an entity controlled by Messrs. Woodburn and LaCore; 600,000 options granted to Mr. LaCore; 30,000 options granted to Benchmark Consulting Group (which was subsequently assigned to the LaCore and Woodburn Partnership); 120,000 options granted to members of the Company’s Board of Directors; 1,500 options granted to an employee; and 10,000 options granted to then unrelated parties.
On February 10, 2006, the Company entered into an escrow agreement (the “Agreement”) with Messrs. Woodburn and LaCore, the LaCore and Woodburn Partnership, and Krage and Janvey LLP, as escrow agent (the “Agent”). Pursuant to the Agreement, (i) the Company issued and deposited with the Agent stock certificates in the name of the Agent representing an aggregate of 1,081,066 shares of the Company’s common stock (the “Escrowed Shares”) and (ii) Messrs. Woodburn and LaCore deposited with the Agent $1,206,000 in cash. The Escrowed Shares are the shares of common stock issued upon the cashless exercise of stock options issued in 2001 and 2002 to Mr. LaCore and the LaCore and Woodburn Partnership for 1,200,000 shares of common stock exercisable at $1.00 and $1.10 per share. The number of Escrowed Shares was based upon the closing price of the Company’s common stock on February 9, 2006 of $10.14 and the surrender of 118,934 option shares as payment of the aggregate exercise price of $1,206,000.
The Escrowed Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Agent upon receipt from the Agent of an irrevocable proxy to the Company to vote the Escrowed Shares on all matters presented at meetings of stockholders or any written consent executed in lieu thereof. On October 31, 2006, the Company entered into various agreements (the “Settlement Agreements”) with Messrs. Woodburn and LaCore in settlement of certain claims and, as a part of that agreement, agreed that the Escrowed Shares would be reissued to Messrs. Woodburn and LaCore and then pledged to the Company to secure certain obligations of Messrs. Woodburn and LaCore to the Company under the Settlement Agreements. On August 30, 2007, the Company accepted the surrender of 642,611 shares of the Company’s common stock by Messrs. Woodburn and LaCore in payment of the principal and accrued interest on the promissory note entered into as part of the Settlement Agreements. As provided in the promissory note, the value of the surrendered shares for purposes of determining the credit to be given against the principal and interest accrued on the promissory note was equal to the average of the closing prices for the 20 consecutive trading days preceding the date the shares were tendered for surrender. See Note 10.

Valuation and Expense Information under SFAS No. 123(R)
Share-based compensation expense totaled approximately $845,000 and $554,000 for 2007 and 2008, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
The Company continues to use the Black-Scholes option pricing model to estimate fair value of equity awards, which requires the input of highly subjective assumptions. Due to the “plain vanilla” characteristics of the Company’s stock options, the simplified method, as permitted by the guidance provided in SAB No. 107, is used to determine expected life. Expected volatility is based on the historical volatility of the Company’s common stock computed over a period generally commensurate with the expected life of the stock options. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant. Forfeitures are estimated based on historical experience. Compensation cost is recognized on a straight-line basis over the awards’ vesting periods. No stock options were granted during 2007 and 2008.
The following table summarizes the Company’s stock option activity:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]

Outstanding at December 31, 2006	1,041,458	$8.88
Exercised	(60,000)	1.50
Cancelled, forfeited or expired	(910,958)	9.91

Outstanding at December 31, 2007	70,500	1.80
Cancelled, forfeited or expired	(28,000)	1.80

Outstanding at December 31, 2008	42,500	1.80	2.9	$—

Vested and expected to vest at December 31, 2008	34,918	1.80	2.9	—
Exercisable at December 31, 2008	28,334	1.80	2.9	—

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

Stock options for 60,000 shares of common stock were exercised during 2007 with an intrinsic value of $184,000. The total fair value of stock options vested during 2007 and 2008 was $85,000 and $17,000, respectively. As of December 31, 2008, total unrecognized share-based compensation expense related to stock options was approximately $19,000, which is expected to be recognized over a weighted-average period of 0.7 years. All stock options outstanding at December 31, 2008 have an exercise price of $1.80 per share.
A following table summarizes the Company’s restricted stock activity:

		Wtd. Avg.
		Price at
		Date of
	Shares	Issuance

Outstanding at December 31, 2006	—	$—
Granted	1,197,020	2.18
Vested	(321,048)	2.69
Forfeited	(107,844)	2.28

Outstanding at December 31, 2007	768,128	1.94
Granted	487,350	0.54
Vested	(324,834)	1.77
Forfeited	(123,173)	1.87

Outstanding at December 31, 2008	807,471	1.18

As of December 31, 2008, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $730,000, which is expected to be recognized over a weighted-average period of 1.8 years.
8. INCOME TAXES
The components of loss before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2007	2008

Domestic	$(16,881)	$(10,014)
Foreign	(8,200)	6,606

Loss before income taxes	$(25,081)	$(3,408)

The components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2007	2008

Current taxes:
Federal	$—	$63
State	—	9
Foreign	200	33

	200	105

Deferred taxes	—	351

Provision for income taxes	$200	$456

A reconciliation of the reported provision for income taxes to the amount that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2007	2008

Income tax at federal statutory rate	$(8,527)	$(1,159)
Effect of permanent differences	4,171	(23)
Increase in valuation allowance	4,479	3,234
Foreign rate differential	—	(2,244)
State income taxes, net of federal benefit	—	(168)
Change in enacted foreign rates	—	792
Other reconciling items	77	24

Income tax provision	$200	$456

Deferred income taxes consist of the following (in thousands):

	December 31,
	2007	2008

Deferred tax assets:
Net operating losses	$8,258	$11,327
Stock-based compensation	88	207
Accrued expenses	503	69
Tax credits	95	501
Provision for KGC receivable	268	268
Impairment of long-lived assets	91	90
Other	6	81

Total deferred tax assets	9,309	12,543
Valuation allowance	(8,131)	(11,791)

	1,178	752

Deferred tax liabilities:
Intangible assets	(884)	(655)
Accrued expenses	—	(351)
Depreciation	(15)	(36)
Prepaids	(71)	(49)
Other	—	(12)

Total deferred tax liabilities	(970)	(1,103)

Net deferred tax assets (liability)	$208	$(351)

The Company increased the valuation allowance to equal its net deferred tax assets at December 31, 2005, due to the uncertainty of future operating results. During 2006, the Company recorded deferred tax assets in foreign jurisdictions that were expected to be realized and therefore no valuation allowance was necessary. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.
At December 31, 2008, the Company has net operating loss carryforwards of approximately $18.2 million that begin to expire in 2021, if not utilized. We have foreign net operating loss carryforwards totaling $24.2 million in various jurisdictions with various expirations. The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2008. Such earnings are intended to be reinvested indefinitely.
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

9. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2008
	(In Thousands)
Cash paid during the year for:
Income taxes, net of refunds	$288	$(89)
Interest	9	483

Non-cash investing and financing activities:
Warrants issued to placement agent in connection with private equity placement	255	—
Beneficial conversion feature on preferred stock	1,574	—
Conversion of preferred stock	1,450	—
Warrant issued to placement agent in conjunction with convertible debentures	433	—
Beneficial conversion feature on convertible debentures	1,682	—
10. RELATED PARTY TRANSACTIONS
On March 21, 2007, the Company entered into a temporary week-to-week agreement with Mr. Terry LaCore to administer certain distributor positions at the top of the Company’s distribution network “tree” and commissions accrued and payable to those positions for periods beginning on and after February 12, 2007. Under the temporary agreement, Mr. LaCore was expected to provide certain master distributor services and provide leadership and support to the Company’s other distributors, all of whom are “down-lines” of the positions temporarily administered by Mr. LaCore. In return, the Company agreed to pay the commissions generated by these positions under the Company’s distributor compensation plan to Mr. LaCore, who in turn agreed to pay some or all of the commissions to other distributors’ downline. The amount of gross commissions paid to Mr. LaCore for temporary administration of these positions during 2007 was $741,000. The Company terminated the week-to-week agreement with Mr. LaCore on October 26, 2007.
On August 30, 2007, the Company accepted the surrender of 642,611 shares of the Company’s common stock by Messrs. Woodburn and LaCore in payment of the principal and accrued interest on a promissory note entered into on October 31, 2006 as part of a group of settlement agreements with the Company. As provided in the promissory note, the value of the surrendered shares for purposes of determining the credit to be given against the principal and interest accrued on the promissory note was equal to the average of the closing prices for the 20 consecutive trading days preceding the date the shares were tendered for surrender.
On and effective as of December 1, 2008, John Cavanaugh and the Company entered into a Going Forward Agreement (the “Going Forward Agreement”) in which they mutually agreed to terminate the Employment Agreement dated as of December 8, 2006, between the Company and Mr. Cavanaugh, who was until then the President of the Company’s subsidiary MarketVision Communications Corp. (“MV Corp.”). As a result of the Going Forward Agreement, the Company is no longer obligated under the Employment Agreement to make any severance payments to Mr. Cavanaugh, but shares of restricted stock previously granted to Mr. Cavanaugh continue to vest during the six-month period referenced below (and may vest earlier under some circumstances).
Pursuant to the Going Forward Agreement, the Company and MarketVision Consulting Group, LLC (“MV Consulting”), a company controlled by Mr. Cavanaugh, have also entered into a new agreement under which MV Consulting will provide the Company with up to 30 hours per month of consulting services by each of Mr. Cavanaugh and another former MV Corp. employee, Jason Landry, for six months. As part of that same agreement, MV Consulting has hired the other employees of MV Corp. and will provide limited access to them as consultants to the Company and its software development and support team for six months. In return, the Company agreed to pay MV Consulting $65,000 per month for the first three months and $50,000 per month for the last three months, plus $150 per hour for services in excess of the allotted hours per month. In addition, the Company agreed to pay MV Consulting a one-time $15,000 incentive bonus, which was paid in January 2009.
In 2004, as part of a merger between the Company and MV Corp., the Company granted to MV Consulting an irrevocable, exclusive, perpetual, royalty-free, fully-paid, worldwide, transferable, sublicensable right and license to use, copy, modify, distribute, rent, lease, enhance, transfer, market, and create derivative works of the software and documentation owned by MV Corp. that was dormant unless and until an Event of Default occurred. The Going Forward Agreement acknowledges that an Event of Default occurred on January 1, 2007, under the Software License Agreement. The Company does not believe that the Event of Default, by itself, has had or will have a material adverse effect on the Company. The Company continues to own its version of the software and documentation and has the right to use its version of the software and documentation for its internal use only and not as an application service provider or service bureau, but may not rent, lease, license, transfer or distribute the software and documentation without MV Consulting’s prior written consent.

Under the Going Forward Agreement and Transition Service Agreement, the Company also agreed to (a) pay to MV Consulting the amounts paid by bHIP Global, Inc. to MV Corp. for services in the months of September, October, and November 2008 under a previously disclosed Service Bureau Hosting Agreement, which payments totaled $57,000, (b) transfer certain domain names and property rights in the name “MarketVision” to MV Consulting, (c) pay $15,000 in certain legal fees incurred by Mr. Cavanaugh and MV Consulting Corp., (d) sublease certain facilities in Eden Prairie, Minnesota to MV Consulting at no cost until expiration of the lease on March 31, 2009 (lease payments are $3,300 per month), (e) transfer certain equipment used in the Eden Prairie office to MV Consulting, and (f) reimburse certain expenses if incurred under the Transition Services Agreement. The Going Forward Agreement also contains certain mutual releases by and among the Company and MV Corp., Mr. Cavanaugh and Mr. Landry. The Transition Services Agreement also contains the agreement of Mr. Cavanaugh and Mr. Landry not to solicit the Company’s customers and distributors during the six-month term of the Transition Services Agreement and for one year thereafter.
11. SEGMENT INFORMATION
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
The Company’s net sales and long-lived assets by market are as follows (in thousands):

	Year Ended December 31,
	2007	2008
Net sales to external customers:
North America	$7,743	$3,247
Hong Kong	47,240	30,272
China	538	1,328
Taiwan	5,861	4,444
South Korea	9,334	3,805
Japan	2,196	1,244
Europe	—	1,223
Other[1]	3,589	243

Total net sales	$76,501	$45,806

[1]	Represents product sales to KGC Networks Ptd. Ltd. as part of a separate agreement entered into effective December 31, 2005 upon the sale of the Company’s 51% interest in KGC to Bannks Foundation. Also included are sales from the Latin America, Australia, New Zealand, and Southeast Asia markets.

	December 31,
	2007	2008
Long-lived assets:
North America	$5,660	$4,353
Hong Kong	260	346
China	3,702	3,630
Taiwan	150	130
South Korea	2,879	1,321
Japan	44	51
Europe	13	16
Other	81	—

Total long-lived assets	$12,789	$9,847

Due to system constraints, it is impracticable for the Company to separately disclose product and enrollment package revenue for the years presented.
12. LIQUIDITY
At December 31, 2008, the Company had cash and cash equivalents of $3.5 million and a working capital deficit of $4.1 million, or $1.2 million excluding deferred revenue. During 2007 and 2008, the Company incurred significant, recurring losses from operations and negative operating cash flows. Sales decreased significantly during these years and the Company was unable to cut operating expenses sufficiently to avoid the negative operating results, though we did successfully manage to decelerate the losses in 2008 compared to 2007. The Company’s losses attributable to common stockholders were $27.0 million and $3.9 million during 2007 and 2008, respectively.
The Company has taken numerous actions to ensure that it will continue as a going concern. It has planned and executed many cost reduction and margin improvement initiatives since the end of the third quarter of 2007, such as (1) reducing headcount, which includes the termination of multiple management-level positions in Greater China, South Korea and North America; (2) down-sizing offices in Greater China and South Korea; (3) closing offices in Latin America and Southeast Asia; (4) renegotiating vendor contracts in Greater China; (5) increasing product pricing in Greater China, Europe and the U.S.; (6) changing commission plans worldwide; (7) streamlining logistics processes in Greater China; (8) introducing better margin pre-assortments; and (9) reducing Company-wide discretionary expenses. Also, the Company believes that it has taken a number of effective steps toward stabilizing its revenues on a sequential basis, especially in the Hong Kong market. As a result, the Company believes that its current cash breakeven level has been significantly reduced and is more attainable.
The Company believes that its existing internal liquidity, supported by cash on hand, certain restricted cash that the Company believes can be unlocked later in 2009 upon the withdrawal of our direct selling license application in China, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007 should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline. If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective.
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting by using the criteria established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this criteria, management concluded that the Company’s internal control over financial reporting as of December 31, 2008 was effective.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2008 as part of management’s evaluation of the effectiveness of internal control over financial reporting, the control deficiencies that resulted in material weakness as of December 31, 2007 were found to be corrected. Specifically, the deficiencies related to lack of evidential documentation supporting the reconciliation and review of certain account balances that were noted during 2007 were corrected. The resolution is due in large part to the stability throughout 2008 of the accounting and finance staff supervised by the finance manager in Taiwan hired during the first quarter of 2008. The finance manager addressed certain items from the action plan for the reconciliation and review of each account balance and no control deficiencies were identified that would result in a material weakness during management’s evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008.

Item 9B. OTHER INFORMATION
None.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Annual Proxy Statement”).
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

Part IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this Form 10-K:
1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of Part II.
2.	Financial Statement Schedules. Except as provided below, all financial statement schedules have been omitted because they are not required, not applicable, or because the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to Costs and
	Beginning	Expenses/Against		Balance at End
Description	of Period	Net Sales (1)	Deductions (2)	of Period
	(In Thousands)

Reserve for obsolete inventory
Year ended December 31, 2008	$1,822	$(86)	$(1,497)	$239
Year ended December 31, 2007	$3,320	$489	$(1,987)	$1,822

Reserve for KGC receivable
Year ended December 31, 2008	$789	$—	$(789)	$—
Year ended December 31, 2007	$1,354	$—	$(565)	$789

Accrual for sales returns
Year ended December 31, 2008	$754	$1,474	$(1,711)	$517
Year ended December 31, 2007	$1,797	$2,898	$(3,941)	$754

(1)	Additions to the reserve for obsolete inventory are charged to cost of sales. Additions to the accrual for sales returns are recorded as a reduction to net sales.

(2)	Deductions to the reserve for obsolete inventory reflect disposals of obsolete inventory. Deductions to the accrual for sales returns reflect amounts refunded.
3.	Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as a part of, and are incorporated by reference into, this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.
Date: March 23, 2009	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng Chris T. Sharng	President (Principal Executive Officer)	March 23, 2009

/s/ Timothy S. Davidson Timothy S. Davidson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2009

/s/ Randall A. Mason Randall A. Mason	Chairman of the Board and Director	March 23, 2009

/s/ Stefan W. Zuckut Stefan W. Zuckut	Director	March 23, 2009

/s/ George K. Broady George K. Broady	Director	March 23, 2009

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
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

+10.13	2002 Stock Plan, as amended (incorporated by reference to Appendix C to Definitive Proxy Statement filed on April 27, 2005).
+10.14	Form of Notice of Grant of Stock Option Agreement under the Company’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 1, 2005).
+10.15	2007 Annual Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed on October 20, 2006).
+10.16	2007 Equity Incentive Plan, as amended and restated as of November 13, 2008 (incorporated by reference to Appendix A to Definitive Proxy Statement filed on November 25, 2008).
+10.17
Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Company’s 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on May 11, 2007).

+10.18
Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).

Exhibit
Number	Exhibit Description
+10.19
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

+10.22
Form of Indemnification Agreement dated December 13, 2005, between Natural Health Trends Corp. and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2005).

+10.23
Founder Compensation Agreement by and among Lexxus International, Inc., Natural Health Trends Corp., Rodney Sullivan and Pam Sullivan, Michael Bray, and Jeff Provost (incorporated by reference to exhibit to Annual Report on Form 10-KSB filed on April 16, 2002).

+10.24
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