Form 10-Q
period 2009-03-31
NATURAL HEALTH TRENDS CORP
filed 2009-05-14
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (972) 241-4080
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 8, 2009, the number of shares outstanding of the registrant’s common stock was 10,728,714 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2009

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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,	March 31,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,491	$2,636
Restricted cash	340	390
Accounts receivable	71	102
Inventories, net	2,141	2,057
Other current assets	735	792

Total current assets	6,778	5,977
Property and equipment, net	1,173	1,096
Goodwill	1,764	1,764
Intangible assets, net	1,800	1,600
Restricted cash	3,646	3,268
Other assets	1,464	1,169

Total assets	$16,625	$14,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,746	$2,722
Income taxes payable	187	281
Accrued distributor commissions	554	903
Other accrued expenses	2,456	2,837
Deferred revenue	2,841	1,098
Current portion of convertible debentures, net of discount of $2,320 and $1,677 at December 31, 2008 and March 31, 2009, respectively	1,534	1,687
Deferred tax liability	351	351
Other current liabilities	1,170	1,062

Total liabilities	10,839	10,941
Commitments and contingencies
Stockholders’ equity:
Natural Health Trends stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2008 and March 31, 2009, aggregate liquidation value of $267	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,691,582 and 10,728,714 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	11	11
Additional paid-in capital	79,711	79,822
Accumulated deficit	(74,853)	(76,597)
Accumulated other comprehensive income:
Foreign currency translation adjustments	759	562

Total Natural Health Trends stockholders’ equity	5,752	3,922
Noncontrolling interest	34	11

Total stockholders’ equity	5,786	3,933

Total liabilities and stockholders’ equity	$16,625	$14,874

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2008	2009

Net sales	$11,395	$9,869
Cost of sales	3,090	2,797

Gross profit	8,305	7,072
Operating expenses:
Distributor commissions	3,997	3,779
Selling, general and administrative expenses (including stock-based compensation expense of $164 and $111 during 2008 and 2009, respectively)	4,596	3,771
Depreciation and amortization	386	330
Impairment of long-lived assets	24	—

Total operating expenses	9,003	7,880

Loss from operations	(698)	(808)
Other income (expense), net:
Gain (loss) on foreign exchange	371	(2)
Interest income	35	14
Interest expense (including amortization of debt issuance costs and accretion of debt discount of $362 and $775 during 2008 and 2009, respectively	(387)	(866)
Other	8	11

Total other income (expense), net	27	(843)

Loss before income taxes	(671)	(1,651)
Income tax provision	(37)	(114)
Net loss	(708)	(1,765)
Plus: Net loss attributable to the noncontrolling interest	—	21

Net loss attributable to Natural Health Trends	(708)	(1,744)

Preferred stock dividends	(4)	(4)

Net loss attributable to common stockholders of Natural Health Trends	$(712)	$(1,748)

Loss per share of Natural Health Trends — basic and diluted	$(0.07)	$(0.18)

Weighted-average number of shares outstanding	9,567	9,903

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708)	$(1,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	186	130
Amortization of intangibles	200	200
Amortization of debt issuance costs	62	132
Accretion of debt discount	300	643
Stock-based compensation	164	111
Impairment of long-lived assets	24	—
Changes in assets and liabilities:
Accounts receivable	50	(34)
Inventories, net	781	31
Other current assets	(399)	(61)
Other assets	59	96
Accounts payable	(293)	977
Income taxes payable	18	114
Accrued distributor commissions	(374)	362
Other accrued expenses	(389)	396
Deferred revenue	(938)	(1,723)
Other current liabilities	(127)	(95)

Net cash used in operating activities	(1,384)	(486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(58)
Decrease in restricted cash	93	266

Net cash provided by investing activities	87	208

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	—	(490)

Net cash used in financing activities	—	(490)

Effect of exchange rates on cash and cash equivalents	(328)	(87)

Net decrease in cash and cash equivalents	(1,625)	(855)
CASH AND CASH EQUIVALENTS, beginning of period	6,282	3,491

CASH AND CASH EQUIVALENTS, end of period	$4,657	$2,636

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
Basis of Presentation
The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 23, 2009.
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

In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2008	2009

Options to purchase common stock	70,500	42,500
Warrants to purchase common stock	6,281,310	6,281,310
Non-vested restricted stock	892,478	906,921
Convertible preferred stock	138,400	138,400
Convertible debentures	1,700,000	1,700,000
Options and warrants to purchase 37,500 and 4,785,358 shares of common stock, respectively, were outstanding at March 31, 2009. Such options expire on November 17, 2011. The warrants have expirations through April 21, 2015. The convertible debentures mature on October 19, 2009.
Recently Issued and Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted SFAS No. 157 as of January 1, 2008, except as it applies to those non-financial assets and liabilities affected by the one year deferral. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP No. 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position or results of operations. The adoption of SFAS No. 157 on the Company’s non-financial assets and liabilities did not have a material impact on its financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, the Company adopted the provisions of SFAS No. 160 and reclassified the noncontrolling interest (formerly minority interest) from mezzanine presentation to stockholders’ equity on a retrospective basis. The Company also presented the noncontrolling interest in its statement of operations as net loss attributable to noncontrolling interest.
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP No. 142-3 was adopted on January 1, 2009 on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption of SFAS No. 162 will have no material impact on the Company’s consolidated financial position or results of operations.
In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of this FSP did not have a material impact on earnings per share as its outstanding non-vested restricted stock awards currently do not contain nonforfeitable rights to dividends.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-5 did not have an impact on the Company’s financial condition or results of operations.
In April 2009, the FASB issued FSP No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This staff position is effective for periods ending after June 15, 2009. The Company is currently evaluating the effects, if any, that adoption will have on its consolidated financial statements.
3. SHARE-BASED COMPENSATION
Share-based compensation expense totaled approximately $164,000 and $111,000 for the three months ended March 31, 2008 and 2009, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
The following table summarizes the Company’s stock option activity:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]

Outstanding at December 31, 2008	42,500	$1.80
Cancelled, forfeited or expired	(5,000)	1.80

Outstanding at March 31, 2009	37,500	1.80	2.0	$—

Vested and expected to vest at March 31, 2009	32,624	1.80	1.9	—
Exercisable at March 31, 2009	28,334	1.80	1.8	—

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

As of March 31, 2009, total unrecognized share-based compensation expense related to non-vested stock options was approximately $7,000, which is expected to be recognized over a weighted-average period of 0.7 years. All stock options outstanding at March 31, 2009 have an exercise price of $1.80 per share.
The following table summarizes the Company’s restricted stock activity:

		Wtd. Avg.
		Price at
		Date of
	Shares	Issuance

Outstanding at December 31, 2008	807,471	$1.18
Granted	99,450	0.31
Vested	(98,440)	1.46
Forfeited	(62,318)	0.83

Outstanding at March 31, 2009	746,163	1.06

As of March 31, 2009, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $620,000, which is expected to be recognized over a weighted-average period of 1.7 years.
4. COMPREHENSIVE LOSS (In Thousands)

	Three Months Ended
	March 31,
	2008	2009

Net loss	$(708)	$(1,765)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(428)	(197)

Comprehensive loss	(1,136)	(1,962)
Plus: Comprehensive loss attributable to the noncontrolling interest	—	21

Comprehensive loss attributable to Natural Health Trends	$(1,136)	$(1,941)

5. CONTINGENCIES
Legal Matters
On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and Lisa Grossmann, an NHT Global distributor. On June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of our claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry. The Court has declined to enter final judgment against Mr. Loghry until the Trustee’s Case is resolved. On February 13, 2008, the District Court granted the Company’s motion to dismiss certain of the Trustee’s fraud and contract claims because the dismissed claims had been filed too late to be heard. In May 2008, the Court consolidated the Trustee’s Case with a related, pending lawsuit. Messrs. Woodburn and LaCore and Ms. Grossmann, have now reached settlements with the Trustee and Mr. Loghry. On February 17, 2009, the Court dismissed some additional claims and limited any judgment for damages to an amount needed to make Mr. Loghry’s creditors whole and pay costs of litigation, including attorneys’ fees. The Court calculated that creditor claims total approximately $40,000, but held that the summary judgment evidence was otherwise inconclusive on the amount necessary to make creditors whole and pay costs of litigation. The Company has reached a tentative settlement agreement with the Trustee to release and dismiss all remaining claims of the Trustee against all parties. This tentative agreement has been announced to the Court, and the Court has taken this matter off of if its trial docket and administratively closed the case. If the parties are unable to agree to and sign a definitive settlement agreement, then it is possible that the case will be reopened set for trial.

On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. The Company and the other defendants have signed a definitive settlement agreement with the plaintiffs, pursuant to which the shareholder class will receive a total payment of $2.75 million. Of that amount, the Company’s directors and officers insurance carriers have agreed in principal to pay $2.5 million, and the Company has agreed in principal to pay $250,000. The settlement is subject to final court approval following completion of a fairness hearing, which has been set for July 19, 2009. At this time, there can be no assurance that these conditions will be met and that the settlement of the securities class action litigation will receive final court approval. If the settlement is not completed, the parties to this suit may attempt to reach agreement on alternative settlement terms or resume litigation. The Company recorded an accrual for $250,000 related to this matter during the third quarter of 2008 and simultaneously de-recognized $225,000 of legal fees that existed as of June 30, 2008, but which have now been paid under its directors and officers insurance policy.
On June 26, 2008, the Company filed a lawsuit in the 116 th District Court, Dallas County, Texas, against Terry LaCore and bHIP Global, Inc. seeking an unspecified amount in actual and punitive damages, as well as a temporary and permanent injunction and other equitable relief. The Company claims that Mr. LaCore deceived the Company, breached fiduciary duties, and breached various agreements regarding the use, disclosure and return of confidential information and other assets and non-interference with the Company and its business and relationships. The Company also claims that Mr. LaCore and bHIP Global, Inc. are unlawfully taking, disparaging and/or interfering with the Company’s reputation, identity, confidential information, contracts and relationships, products, businesses and other assets. On March 5, 2009 the Company obtained a temporary injunction that restrains Mr. LaCore and bHIP Global, Inc. (and their officers, agents, employees and attorneys, and all persons in active concert or participation with them) from (1) contracting with, or employing, any former or existing employee, distributor or supplier of the Company if such contract or employment would result in that person breaching his or her agreement with the Company; and (2) obtaining confidential information belonging to the Company if the defendants know that the information was obtained in breach of a confidentiality agreement between the Company and any former or existing employee, distributor or supplier of the Company. The temporary injunction also orders the Mr. LaCore and bHIP Global, Inc. to locate and return the Company’s trade secrets and proprietary and confidential information. The temporary injunction will remain in place until the trial of the case, which is currently scheduled for November 9, 2009. The Company believes that its claims have merit and intend to vigorously pursue them.
On July 16, 2008, Lisa Grossmann, a former distributor and consultant for the Company, filed a lawsuit in the Superior Court of California in Sacramento, California, against the Company, and certain current officers and directors, purporting to sue individually and on behalf of California distributors, shareholders, and customers of the Company. On behalf of California residents, Ms. Grossmann alleges that the defendants engaged in, or conspired to engage in, unfair competition and false advertising and seeks an unspecified amount of restitution and disgorgement, as well as an injunction. Individually, Ms. Grossmann alleges that the Company breached a contract to pay distributor commissions to her, the Company breached an implied covenant of good faith and fair dealing, all defendants were unjustly enriched at her expense, the individual defendants breached fiduciary duties to her, all defendants were negligent in conducting the affairs of the Company, and all defendants committed fraud. Ms. Grossman seeks in excess of $500,000 in damages on her individual claims. On February 9, 2009, the Superior Court granted the defendants’ motion to quash service of the lawsuit on them for lack of personal jurisdiction. Ms. Grossman has filed a motion for new trial and, alternatively, a motion to set aside the order quashing service. That motion will be heard on May 15, 2009. All Defendants deny Ms. Grossman’s allegations and intend to vigorously defend them if either of Ms. Grossmann’s pending motions are granted.
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

Consumer Indemnity
As required by the Door-to-Door Sales Act in South Korea, the Company obtained insurance for consumer indemnity claims with a mutual aid cooperative by entering into two mutual aid contracts with Mutual Aid Cooperative & Consumer (the “Cooperative”). The initial contract entered into on January 1, 2005 required the Company to invest KRW 600 million in the Cooperative, and the subsequent contract entered into on January 9, 2007, required the Company to deposit KRW 600 million with a financial organization as security on behalf of the Cooperative. The contracts secure payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. The accrual totaled KRW 16.5 million (USD $12,000) as of March 31, 2009. Depending on the sales volume, the Company may be required to increase or decrease the amount of the security deposit. During the second quarter of 2008, the Company withdrew the entire KRW 600 million deposit. The term of the remaining contract is considered indefinite since it must remain in place as long as the Company operates within South Korea. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under these contracts is equivalent to three months of rolling sales. The Company believes that the likelihood of utilizing the investment funds to provide for distributor claims is remote.
Registration Payment Arrangements
Pursuant to the agreement with the investors in the Company’s May 2007 financing for the sale of 1,759,307 shares of Series A preferred stock and warrants representing the right to purchase 1,759,307 shares of common stock, the Company is obligated for a specified period of time to maintain the effectiveness of the registration statement that was filed with the SEC covering the resale of the shares of common stock issuable upon the conversion of Series A preferred stock or the exercise of warrants issued in the financing. If the Company fails to maintain the effectiveness of such registration statement due to an intentional and willful act without immediately causing a subsequent registration statement to be filed with the SEC, then it will be obligated to pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers.
Pursuant to the agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company is obligated to (i) file a registration statement covering the resale of certain of the shares of common stock underlying the securities issued in the financing with the Commission on or prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement and the ability of the investors to use the prospectus forming a part thereof for a specified period. If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 2.0% per month of the aggregate purchase price paid with respect to the unregistered shares of common stock by the investors in the October 2007 financing until the first anniversary of the closing date of the financing and 1.0% per month thereafter through the second anniversary of the closing date. The registration statement was declared effective on March 17, 2008 with respect to 1,700,000 shares of common stock issuable upon conversion of the variable rate convertible debentures and up to 1,495,952 shares issuable upon exercise of warrants held by the selling stockholders.
As of March 31, 2009, no contingent obligations have been recognized under registration payment arrangements.
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
Pursuant to the Going Forward Agreement, the Company and MarketVision Consulting Group, LLC (“MV Consulting”), a company controlled by Mr. Cavanaugh, have also entered into a new agreement under which MV Consulting will provide the Company with up to 30 hours per month of consulting services by each of Mr. Cavanaugh and another former MV Corp. employee, Jason Landry, for six months (the “Transition Services Agreement”). As part of the Transition Services Agreement, MV Consulting has hired the other employees of MV Corp. and will provide limited access to them as consultants to the Company and its software development and support team for six months. In return, the Company agreed to pay MV Consulting $65,000 per month for the first three months and $50,000 per month for the last three months, plus $150 per hour for services in excess of the allotted hours per month. In addition, the Company agreed to pay MV Consulting a one-time $15,000 incentive bonus, which was paid in January 2009.

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
Under the Going Forward Agreement and Transition Services Agreement, the Company also agreed to (a) pay to MV Consulting the amounts paid by bHIP Global, Inc. to MV Corp. for services in the months of September, October, and November 2008 under a previously disclosed Service Bureau Hosting Agreement, which payments totaled $57,000, (b) transfer certain domain names and property rights in the name “MarketVision” to MV Consulting, (c) pay $15,000 in certain legal fees incurred by Mr. Cavanaugh and MV Consulting Corp., (d) sublease certain facilities in Eden Prairie, Minnesota to MV Consulting at no cost until expiration of the lease on March 31, 2009 (lease payments are $3,300 per month), (e) transfer certain equipment used in the Eden Prairie office to MV Consulting, and (f) reimburse certain expenses if incurred under the Transition Services Agreement. The Going Forward Agreement also contains certain mutual releases by and among the Company and MV Corp., Mr. Cavanaugh and Mr. Landry. The Transition Services Agreement also contains the agreement of Mr. Cavanaugh and Mr. Landry not to solicit the Company’s customers and distributors during the six-month term of the Transition Services Agreement and for one year thereafter.
7. LIQUIDITY
At March 31, 2009, the Company had cash and cash equivalents of $2.6 million and a working capital deficit of $5.0 million, or $3.9 million excluding deferred revenue. During the years ended 2007 and 2008, the Company incurred significant, recurring losses from operations and negative operating cash flows. Sales decreased significantly during these years and the Company was unable to cut operating expenses sufficiently to avoid the negative operating results, though we did successfully manage to decelerate the losses in 2008 compared to 2007. The Company’s losses attributable to common stockholders were $27.0 million and $3.9 million during 2007 and 2008, respectively, and were $712,000 and $1,748,000 during the quarters ended March 31, 2008 and 2009, respectively.
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
The Company believes that its existing internal liquidity, supported by cash on hand, certain restricted cash that the Company believes will be made available later in 2009 upon the approval for a capital reduction application in China, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007 should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline. If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.
The October 2007 private placement of convertible debentures requires twelve monthly redemption payments that began November 1, 2008 for one-half of the original principal amount, and the balance payable on October 19, 2009. The Company has made seven of the monthly redemption payments as of May 1, 2009. The Company’s current plan is to pay off the remaining monthly redemption payments and the balance payable on October 19, 2009 with a combination of existing cash, including removing restrictions on previously restricted cash, and cash generated from operations. However, there is no assurance that the Company is able to successfully execute this plan without delay or that the Company’s ability to generate cash can be sustained to make the necessary payments.
8. SUBSEQUENT EVENT
In April 2009, the Company reclassified non-current restricted cash in the amount of $2.9 million to cash and cash equivalents as the restrictions on the cash have been removed and the cash is made available for operations in China. The amount was previously held as part of a statutory requirement when a direct selling license application was pending. The Company has since tentatively withdrawn its last application, which has turned stale over the past year, with the intention to re-submit an updated application in the future.

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
As of March 31, 2009, we are conducting business through approximately 29,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have in prior years expended significant efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China, South Korea and Europe, in particular Russia.
During the year 2008 and the first three months of 2009, we generated approximately 93% and 96% of our revenue from subsidiaries located outside North America, with sales in Hong Kong representing approximately 66% and 74% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
China is currently our most important business development project. In June 2004, NHT Global obtained a general business license in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment we made in January 2005. Direct selling is prohibited in China without a direct selling license that we do not have. In December 2005, we submitted a preliminary application for a direct selling license and fully capitalized our Chinese entity with the remaining capital necessary to fulfill the $12.0 million required cash infusion. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate from our current worldwide platform. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress. By now, the information contained in the most recent application is stale. The Company’s application to temporarily withdraw the license application in February 2009 has been granted, and the Company intends to amend its application with the goal to re-apply in the future. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.
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

	Three Months Ended March 31,
	2008		2009

North America	$1,215	10.7%	$372	3.8%
Hong Kong	6,927	60.8	7,256	73.5
China	283	2.5	449	4.5
Taiwan	1,104	9.7	592	6.0
South Korea	1,409	12.3	252	2.6
Japan	342	3.0	188	1.9
Europe	—	—	760	7.7
Other[1]	115	1.0	—	—

Total	$11,395	100.0%	$9,869	100.0%

[1]	Includes sales from the Latin America, Australia, New Zealand, and Southeast Asia markets.

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
Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited by a fixed ceiling measured in terms of total payments to or for distributors as a specific percentage of total product revenue. In some markets, commissions may be further limited. Distributor commissions are dependent on the sales mix and, for fiscal 2008 and the first three months of 2009, represented 39% and 38% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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

Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended
	March 31,
	2008	2009

Net sales	100.0%	100.0%
Cost of sales	27.1	28.3

Gross profit	72.9	71.7
Operating expenses:
Distributor commissions	35.1	38.3
Selling, general and administrative expenses	40.3	38.2
Depreciation and amortization	3.4	3.4
Impairment of long-lived assets	0.2	—

Total operating expenses	79.0	79.9

Loss from operations	(6.1)	(8.2)
Other income (expense), net	0.2	(8.5)

Loss before income taxes and minority interest	(5.9)	(16.7)
Income tax provision	(0.3)	(1.2)

Net loss	(6.2)%	(17.9)%

Net Sales. Net sales were $9.9 million for the three months ended March 31, 2009 compared to $11.4 million for the three months ended March 31, 2008, a decrease of $1.5 million, or 13%. Hong Kong net sales increased $329,000, or 5%, over the comparable period a year ago. Conversely, net sales for North America, South Korea, and Taiwan were down $843,000, $1,157,000, and $512,000, respectively. North American sales were impacted by the launch of retail product selling in Italy during June 2008. Prior to the launch, sales into the European market were fulfilled by our North American subsidiaries. European sales during the first quarter of 2009 totaled $760,000. Additionally, net sales in China from our e-commerce retail platform increased $166,000 over the comparable period a year ago.
The decrease in net sales was primarily due to the Company’s effort to reduce loss-making recruitment programs. The Company is lowering the cost of new member acquisition and focusing more on improving the productivity of the existing members. As of March 31, 2009, the operating subsidiaries of the Company had approximately 29,000 active distributors, compared to 49,000 active distributors at March 31, 2008. Hong Kong experienced a decrease of 10,000 active distributors, or 35%, from March 31, 2008 to March 31, 2009.
As of March 31, 2009, the Company had deferred revenue of approximately $1.1 million, of which approximately $260,000 pertained to product sales and approximately $837,000 pertained to unamortized enrollment package revenue.
Cost of Sales. Cost of sales was $2.8 million, or 28.3% of net sales, for the three months ended March 31, 2009 compared with $3.1 million, or 27.1% of net sales, for the three months ended March 31, 2008. Cost of sales decreased $293,000, or 9%, for the three months ended March 31, 2009 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased for the three months ended March 31, 2009 due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales. The impact of the enrollment package revenue has been partially offset by a price increase and a restructuring of shipping methods in Hong Kong, both effective at the end of the fourth quarter of 2008.
Gross Profit. Gross profit was $7.1 million, or 71.7% of net sales, for the three months ended March 31, 2009 compared with $8.3 million, or 72.9% of net sales, for the three months ended March 31, 2008. The gross profit decrease of $1.2 million for the three months ended March 31, 2009, over the comparable period in the prior year, was mainly due to, as stated above, the decline in enrollment package revenue.
Distributor Commissions. Distributor commissions were $3.8 million, or 38.3% of net sales, for the three months ended March 31, 2009 compared with $4.0 million, or 35.1% of net sales, for the three months ended March 31, 2008. Distributor commissions decreased by $218,000, or 5%, mainly due to the decrease in product sales. We implemented certain changes to our commission plan in March 2008, primarily in the markets of Hong Kong, the United States, and Taiwan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million, or 38.2% of net sales, for the three months ended March 31, 2009 compared with $4.6 million, or 40.3% of net sales, for the three months ended March 31, 2008. Selling, general and administrative expenses decreased by $825,000, or 18%, over the comparable period in the prior year, mainly due to the following:
•	lower legal and accounting fees ($119,000) and insurance costs ($27,000) in North America;
•	lower rent expense ($134,000), public relations expense ($91,000), and professional fees ($124,000) in Hong Kong and China;
•	lower event costs ($68,000) and professional fees ($61,000) in Europe;
•	lower operating costs due to office closures in Mexico ($206,000), and Southeast Asia ($69,000);
•	lower employee-related costs ($213,000), credit card charges and assessments ($40,000), and rent expense ($57,000) in South Korea;
•	lower stock-based compensation expense ($53,000); partly offset by
•	higher employee-related expense ($199,000) and other professional fees ($55,000) in North America, as well as the reversal of a litigation settlement accrual during the prior year ($207,000).
Depreciation and Amortization. Depreciation and amortization was $330,000, or 3.4% of net sales, for the three months ended March 31, 2009 compared with $386,000, or 3.4% of net sales, for the three months ended March 31, 2008. Depreciation and amortization decreased by $56,000 for the three months ended March 31, 2009 compared to the comparable period in the prior year, as a result of the Company’s slowdown in capital expenditures.
Other Income (Expense), Net. Other expense was $843,000 for the three months ended March 31, 2009 compared with income of $27,000 for the three months ended March 31, 2008. The increase in other expense was primarily due to interest expense of $866,000 the Company recorded on its convertible debentures issued in October 2007, including amortization of debt issuance cost and accretion of debt discount aggregating $775,000. During the three months ended March 31, 2008, the Company recorded $371,000 in unrealized foreign currency gains on intercompany foreign currency transactions. During the three months ended March 31, 2009, the amount of unrealized foreign currency gains or losses was minimized as the Company determined that settlement of certain of its intercompany balances are not planned or anticipated in the foreseeable future, and thus, the gains and losses are reflected as a cumulative translation adjustment.
Income Taxes. The Company recorded a provision of $114,000 and $37,000 during the three months ended March 31, 2009 and 2008, respectively, related to its operations outside the United States. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.
Net Loss. Net loss was $1.8 million, or 17.9% of net sales, for the three months ended March 31, 2009 compared to net loss of $708,000, or 6.2% of net sales, for the three months ended March 31, 2008. The increase in losses was primarily due to lower net sales, higher percentage distributor commission payout, and additional interest expense on the convertible debentures, partially offset by the reduction in selling, general and administrative expenses, as compared to the comparable period in the prior year.
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

More recently, on October 19, 2007, the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures (the “Debentures”) having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock. The Debentures are convertible by their holders into shares of our common stock at a conversion price of $2.50, subject to adjustment in certain circumstances. The Debentures bear interest at the greater of LIBOR plus 4%, or 10% per annum. Interest is payable quarterly beginning on January 1, 2008. One-half of the original principal amount of the Debentures is payable in 12 equal monthly installments beginning on November 1, 2008, and the balance is payable on October 19, 2009, unless extended by the holders to October 19, 2012. Under certain conditions, the Company may be able to pay principal and interest in shares of its common stock. Under certain conditions, the Company also has certain rights to force conversion or redemption of the debentures. The warrants have an exercise price of $3.52 per share. The placement agent and its assigns also received five-year warrants to purchase 149,595 shares of the Company’s common stock at an exercise price of $3.52 per share. The Company has used and plans to continue using the net proceeds from the October 2007 private placement to provide additional working capital. The one-year warrants expired on April 21, 2009.
At March 31, 2009, the Company’s cash and cash equivalents totaled approximately $2.6 million, including $213,000 in China that may not be freely transferable to other countries because the Company’s Chinese subsidiary is subject to a business license capitalization requirement. Total cash and cash equivalents decreased by approximately $855,000 from December 31, 2008 to March 31, 2009. In April 2009, the Company reclassified non-current restricted cash in the amount of $2.9 million to cash and cash equivalents as the restrictions on the cash have been removed and the cash is made available for operations in China.
At March 31, 2009, the ratio of current assets to current liabilities was 0.55 to 1.00 and the Company had a working capital deficit of approximately $5.0 million. Current liabilities included deferred revenue of $1.1 million that consisted of unamortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities, excluding deferred revenue, is 0.61 to 1.00. Working capital as of March 31, 2009 decreased $903,000 compared to the Company’s working capital as of December 31, 2008, mainly due to cash used in operations and an increase of $643,000 in convertible debentures due to accretion of the related discount.
Cash used in operations for the three months ended March 31, 2009 was approximately $486,000. Cash was mainly utilized due to the incurrence of net losses and decreases in deferred revenue, partly offset by an increase in accounts payable and accrued expenses.
Cash provided by investing activities during the period was approximately $208,000, primarily due to a decrease in restricted cash maintained as a reserve with a certain credit card processing company in South Korea to provide for potential uncollectible amounts and chargebacks, partially offset by $58,000 in capital expenditures.
Cash used in financing activities during the three months ended March 31, 2009 was approximately $490,000 due to the monthly installments payments on the Debentures that began on November 1, 2008.
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
The Company believes that its existing internal liquidity, supported by cash on hand, certain restricted cash that the Company believes will be made available later in 2009 upon the approval for a capital reduction application in China, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007 should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline. If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.
The Company does not have any significant unused sources of liquid assets. Potentially the Company might receive additional external funding if currently outstanding warrants are exercised. Furthermore, if necessary, the Company may attempt to generate more funding from the capital markets, but currently does not believe that will be necessary.
We do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China and Russia.

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
The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at March 31, 2009 include the following:
Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2008 and March 31, 2009, the Company’s inventory value was approximately $2.1 million, net of reserves of $239,000 and $106,000, respectively. No significant provision was recorded during the three month periods ended March 31, 2008 and 2009.
Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At March 31, 2009, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the three month periods ended March 31, 2008 and 2009.
The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. At March 31, 2009, the net book value of the Company’s property and equipment and intangible assets were approximately $1.1 million and $1.6 million, respectively. No significant impairment was recorded during the three month periods ended March 31, 2008 and 2009.
Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 5% of sales. Sales returns are approximately 5% and 4% of sales for the three months ended March 31, 2008 and 2009. The allowance for sales returns was approximately $517,000 and $369,000 at December 31, 2008 and March 31, 2009, respectively. No material changes in estimates have been recognized for the three months ended March 31, 2009.
Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.9 million and $260,000 at December 31, 2008 and March 31, 2009, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.
Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2008 and March 31, 2009, enrollment package revenue totaling $1.0 million and $837,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2005, the Company increased the valuation allowance to equal its net deferred tax assets due to the uncertainty of future operating results. During 2006, the Company recorded deferred tax assets in foreign jurisdictions that were expected to be realized and therefore no valuation allowance was necessary. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During the three month periods ended March 31, 2008 and 2009, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance to uncover deferred tax assets will reduce future income tax provisions.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable under smaller reporting company disclosure rules.
Item 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

NATURAL HEALTH TRENDS CORP.
Date: May 14, 2009	/s/ Chris T. Sharng
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