Form 10-Q
period 2009-06-30
NATURAL HEALTH TRENDS CORP
filed 2009-08-14
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 3, 2009, the number of shares outstanding of the registrant’s common stock was 10,783,709 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2009

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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,	June 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,491	$5,031
Restricted cash	340	377
Accounts receivable	71	99
Inventories, net	2,141	1,607
Other current assets	735	578

Total current assets	6,778	7,692
Property and equipment, net	1,173	1,006
Goodwill	1,764	1,764
Intangible assets, net	1,800	1,400
Restricted cash	3,646	369
Other assets	1,464	1,082

Total assets	$16,625	$13,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,746	$2,585
Income taxes payable	187	211
Accrued distributor commissions	554	1,030
Other accrued expenses	2,456	3,007
Deferred revenue	2,841	1,065
Current portion of convertible debentures, net of discount of $2,320 and $970 at December 31, 2008 and June 30, 2009, respectively	1,534	1,863
Deferred tax liability	351	351
Other current liabilities	1,170	1,188

Total liabilities	10,839	11,300
Commitments and contingencies
Stockholders’ equity:
Natural Health Trends stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2008 and June 30, 2009, aggregate liquidation value of $271	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,691,582 and 10,788,714 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	11	11
Additional paid-in capital	79,711	80,077
Accumulated deficit	(74,853)	(78,946)
Accumulated other comprehensive income:
Foreign currency translation adjustments	759	734

Total Natural Health Trends stockholders’ equity	5,752	2,000
Noncontrolling interest	34	13

Total stockholders’ equity	5,786	2,013

Total liabilities and stockholders’ equity	$16,625	$13,313

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net sales	$12,323	$8,472	$23,718	$18,341
Cost of sales	3,445	2,505	6,535	5,302

Gross profit	8,878	5,967	17,183	13,039
Operating expenses:
Distributor commissions	4,600	3,322	8,597	7,101
Selling, general and administrative expenses (including stock-based compensation expense of $129 and $255 during the three months ended June 30, 2008 and 2009, respectively, and $293 and $366 during the six months ended June 30, 2008 and 2009, respectively)	4,272	3,718	8,868	7,489
Depreciation and amortization	366	338	752	668
Impairment of long-lived assets	4	—	28	—

Total operating expenses	9,242	7,378	18,245	15,258

Loss from operations	(364)	(1,411)	(1,062)	(2,219)
Other income (expense), net:
Gain (loss) on foreign exchange	(118)	(41)	253	(43)
Interest income	33	10	68	24
Interest expense (including amortization of debt issuance costs and accretion of debt discount of $449 and $853 during the three months ended June 30, 2008 and 2009, respectively, and $811 and $1,628 during the six months ended June 30, 2008 and 2009, respectively)	(556)	(989)	(943)	(1,855)
Other	(22)	3	(14)	14

Total other income (expense), net	(663)	(1,017)	(636)	(1,860)

Loss before income taxes	(1,027)	(2,428)	(1,698)	(4,079)
Income tax provision	(42)	79	(79)	(35)

Net loss	(1,069)	(2,349)	(1,777)	(4,114)
Plus: Net loss attributable to the noncontrolling interest	—	—	—	21

Net loss attributable to Natural Health Trends	(1,069)	(2,349)	(1,777)	(4,093)

Preferred stock dividends	(4)	(4)	(8)	(8)

Net loss attributable to common stockholders of Natural Health Trends	$(1,073)	$(2,353)	$(1,785)	$(4,101)

Loss per share of Natural Health Trends — basic and diluted	$(0.11)	$(0.23)	$(0.19)	$(0.41)

Weighted-average number of shares outstanding	9,619	10,068	9,610	9,986

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,777)	$(4,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	352	268
Amortization of intangibles	400	400
Amortization of debt issuance costs	138	278
Accretion of debt discount	673	1,350
Stock-based compensation	293	366
Impairment of long-lived assets	28	—
Changes in assets and liabilities:
Accounts receivable	86	(28)
Inventories, net	712	513
Other current assets	239	155
Other assets	142	87
Accounts payable	(703)	841
Income taxes payable	2	31
Accrued distributor commissions	(495)	476
Other accrued expenses	(683)	554
Deferred revenue	(892)	(1,775)
Other current liabilities	(43)	20

Net cash used in operating activities	(1,528)	(578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146)	(99)
Decrease in restricted cash	707	3,220

Net cash provided by investing activities	561	3,121

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	145	—
Payments on debt	—	(1,021)

Net cash provided by (used in) financing activities	145	(1,021)

Effect of exchange rates on cash and cash equivalents	(251)	18

Net increase (decrease) in cash and cash equivalents	(1,073)	1,540
CASH AND CASH EQUIVALENTS, beginning of period	6,282	3,491

CASH AND CASH EQUIVALENTS, end of period	$5,209	$5,031

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
Our majority-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; and Europe, which consists of Italy and Slovenia. In July 2009, the Company activated an engagement with a service provider in Russia to provide storage, distribution and order processing services.
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents approximate fair value because of their short maturities. The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents.
The fair value of the Company’s convertible debentures is approximately $2.8 million, which is equal to its carrying amount plus the debt discount. The convertible debentures mature on October 19, 2009, but were redeemed by the Company on August 10, 2009 (see Note 7).
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
In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Options to purchase common stock	55,167	37,500	70,500	42,500
Warrants to purchase common stock	6,281,310	6,281,310	6,281,310	6,281,310
Non-vested restricted stock	761,350	906,921	907,478	906,921
Convertible preferred stock	138,400	138,400	138,400	138,400
Convertible debentures	1,700,000	1,700,000	1,700,000	1,700,000
Options and warrants to purchase 27,500 and 4,785,358 shares of common stock, respectively, were outstanding at June 30, 2009. Such options expire on November 17, 2011. The warrants have expirations through April 21, 2015. The convertible debentures mature on October 19, 2009, but were redeemed by the Company on August 10, 2009 (see Note 7).
Recently Issued and Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted SFAS No. 157 as of January 1, 2008, except as it applies to those non-financial assets and liabilities affected by the one year deferral. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP No. 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position or results of operations. The application of SFAS No. 157 to the Company’s non-financial assets and liabilities did not have a material impact on its financial position or results of operations.
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
In April 2009, the FASB issued FSP No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this staff position in the second quarter of 2009. The adoption did not have an impact on the Company’s financial condition or results of operations.
In May 2009, the FASB issued SFAS, “Subsequent Events,” which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance in SFAS No. 165 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The Company adopted SFAS No. 165 in the second quarter of 2009. The Company has evaluated subsequent events through August 14, 2009, the date this quarterly report was filed.
3. SHARE-BASED COMPENSATION
Share-based compensation expense totaled approximately $129,000 and $255,000 for the three months ended June 30, 2008 and 2009, respectively, and approximately $293,000 and $366,000 for the six months ended June 30, 2008 and 2009, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
The following table summarizes the Company’s stock option activity:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]

Outstanding at December 31, 2008	42,500	$1.80
Cancelled, forfeited or expired	(15,000)	1.80

Outstanding at June 30, 2009	27,500	1.80	2.4	$—

Vested and expected to vest at June 30, 2009	22,962	1.80	2.4	—
Exercisable at June 30, 2009	18,334	1.80	2.4	—

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

As of June 30, 2009, total unrecognized share-based compensation expense related to non-vested stock options was approximately $4,000, which is expected to be recognized over a weighted-average period of 0.4 years. All stock options outstanding at June 30, 2009 have an exercise price of $1.80 per share.
The following table summarizes the Company’s restricted stock activity:

		Wtd. Avg.
		Price at
		Date of
	Shares	Issuance

Outstanding at December 31, 2008	807,471	$1.18
Granted	99,450	0.31
Vested	(303,455)	1.62
Forfeited	(62,318)	0.83

Outstanding at June 30, 2009	541,148	0.82

As of June 30, 2009, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $407,000, which is expected to be recognized over a weighted-average period of 1.6 years.
4. COMPREHENSIVE LOSS (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net loss	$(1,069)	$(2,349)	$(1,777)	$(4,114)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	86	172	(342)	(25)

Comprehensive loss	$(983)	$(2,177)	$(2,119)	$(4,139)
Plus: Comprehensive loss attributable to the noncontrolling interest	—	—	—	21

Comprehensive loss attributable to Natural Health Trends	$(983)	$(2,177)	$(2,119)	$(4,118)

5. CONTINGENCIES
Legal Matters
On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and Lisa Grossmann, an NHT Global distributor. On June 2, 2005, the Company and the other counterclaim defendants moved to dismiss the counterclaims on the grounds that the claims were barred by Mr. Loghry’s failure to disclose their existence when he filed for personal bankruptcy in September 2002. On June 30, 2005, the U.S. Bankruptcy Court for the District of Nebraska granted Mr. Loghry’s request to reopen his bankruptcy case. On September 6, 2005, the United States Trustee filed an action in the U.S. District Court for the District of Nebraska (the “Trustee’s Case”) asserting Loghry’s claims against the same defendants. On February 21, 2006, the Trustee’s Case was transferred to the United States District Court for the Northern District of Texas. On March 30, 2007, the District Court granted summary judgment against Mr. Loghry for lack of standing and against the Company on some of our claims. The Company dismissed its remaining claims against Mr. Loghry and moved for entry of a final judgment against Mr. Loghry, but the Court has declined to enter final judgment against Mr. Loghry until final resolution of the Trustee’s Case. On February 13, 2008, the District Court granted the Company’s motion to dismiss certain of the Trustee’s fraud and contract claims because the dismissed claims had been filed too late to be heard. In May 2008, the Court consolidated the Trustee’s Case with a related, pending lawsuit. Subsequently, Messrs. Woodburn and LaCore and Ms. Grossmann reached settlements with the Trustee and Mr. Loghry. On February 17, 2009, the Court dismissed some additional claims and limited any judgment for damages to an amount needed to make Mr. Loghry’s creditors whole and pay costs of litigation, including attorneys’ fees. The Court calculated that creditor claims total approximately $40,000, but held that the summary judgment evidence was otherwise inconclusive on the amount necessary to make creditors whole and pay costs of litigation. In May 2009, the Company reached a tentative settlement agreement with the Trustee to release and dismiss all remaining claims of the Trustee against all parties. The bankruptcy court approved the settlement and, on July 21, 2009, the Court entered an Order dismissing all remaining claims of the Trustee with prejudice. The Company intends to request the Court to enter a final order judgment against Mr. Loghry on all of his claims. The Company reflected the settlement amount of $25,000 cash and 60,000 shares of restricted common stock in its operating results for the second quarter of 2009.

On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. The Company and the other defendants have signed a definitive settlement agreement with the plaintiffs, pursuant to which the shareholder class will receive a total payment of $2.75 million. Of that amount, the Company’s directors and officers insurance carriers agreed to pay $2.5 million, and the Company has agreed to pay $250,000. On July 21, 2009, the Court granted final approval of the settlement and entered an order dismissing all claims. The Company recorded an accrual for $250,000 related to this matter during the third quarter of 2008 and simultaneously de-recognized $225,000 of legal fees that existed as of June 30, 2008, but which have now been paid under its directors and officers insurance policy.
On June 26, 2008, the Company filed a lawsuit in the 116 th District Court, Dallas County, Texas, against Terry LaCore and bHIP Global, Inc. seeking an unspecified amount in actual and punitive damages, as well as a temporary and permanent injunction and other equitable relief. The Company claims that Mr. LaCore deceived the Company, breached fiduciary duties, and breached various agreements regarding the use, disclosure and return of confidential information and other assets and non-interference with the Company and its business and relationships. The Company also claims that Mr. LaCore and bHIP Global, Inc. are unlawfully taking, disparaging and/or interfering with the Company’s reputation, identity, confidential information, contracts and relationships, products, businesses and other assets. On March 5, 2009 the Company obtained a temporary injunction that restrains Mr. LaCore and bHIP Global, Inc. (and their officers, agents, employees and attorneys, and all persons in active concert or participation with them) from (1) contracting with, or employing, any former or existing employee, distributor or supplier of the Company if such contract or employment would result in that person breaching his or her agreement with the Company; and (2) obtaining confidential information belonging to the Company if the defendants know that the information was obtained in breach of a confidentiality agreement between the Company and any former or existing employee, distributor or supplier of the Company. The temporary injunction also orders the Mr. LaCore and bHIP Global, Inc. to locate and return the Company’s trade secrets and proprietary and confidential information. The temporary injunction will remain in place until the trial of the case, which is currently scheduled for November 9, 2009. On April 10, 2009, the Company added a former employee and director of its Hong Kong subsidiary, Jeff Provost, as a defendant in this lawsuit. On July 2 2009, Mr. Provost asserted counterclaims against the Company for certain bonuses and other compensation that Mr. Provost alleges are owed to him. Mr. Provost seeks in excess of $400,000 on his counterclaims. The Company denies Mr. Provost’s allegations and intends to vigorously defend them. The Company also believes that its claims against all of the defendants have merit and intends to vigorously pursue them.
On July 16, 2008, Lisa Grossmann, a former distributor and consultant for the Company, filed a lawsuit in the Superior Court of California in Sacramento, California, against the Company, and certain current officers and directors, purporting to sue individually and on behalf of California distributors, shareholders, and customers of the Company. On behalf of California residents, Ms. Grossmann alleges that the defendants engaged in, or conspired to engage in, unfair competition and false advertising and seeks an unspecified amount of restitution and disgorgement, as well as an injunction. Individually, Ms. Grossmann alleges that the Company breached a contract to pay distributor commissions to her, the Company breached an implied covenant of good faith and fair dealing, all defendants were unjustly enriched at her expense, the individual defendants breached fiduciary duties to her, all defendants were negligent in conducting the affairs of the Company, and all defendants committed fraud. Ms. Grossman seeks in excess of $500,000 in damages on her individual claims. On June 8, 2009, the Superior Court granted the defendants’ motion to quash service of the lawsuit on them for lack of personal jurisdiction. On June 16, 2009, Ms. Grossmann added one of the Company’s subsidiaries, NHT Global, Inc. as a defendant to her lawsuit. The Company’s subsidiary denies Ms. Grossman’s allegations and intends to vigorously defend them.
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

Consumer Indemnity
As required by the Door-to-Door Sales Act in South Korea, the Company obtained insurance for consumer indemnity claims with a mutual aid cooperative by entering into two mutual aid contracts with Mutual Aid Cooperative & Consumer (the “Cooperative”). The initial contract entered into on January 1, 2005 required the Company to invest KRW 600 million in the Cooperative, and the subsequent contract entered into on January 9, 2007, required the Company to deposit KRW 600 million with a financial organization as security on behalf of the Cooperative. The contracts secure payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. The accrual totaled KRW 21.5 million (USD $17,000) as of June 30, 2009. Depending on the sales volume, the Company may be required to increase or decrease the amount of the security deposit. During the second quarter of 2008, the Company withdrew the entire KRW 600 million deposit. The term of the remaining contract is considered indefinite since it must remain in place as long as the Company operates within South Korea. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under these contracts is equivalent to three months of rolling sales. The Company believes that the likelihood of utilizing the investment funds to provide for distributor claims is remote.
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
Pursuant to the agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company is obligated to (i) file a registration statement covering the resale of certain of the shares of common stock underlying the securities issued in the financing with the Commission on or prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement and the ability of the investors to use the prospectus forming a part thereof for a specified period. If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 2.0% per month of the aggregate purchase price paid with respect to the unregistered shares of common stock by the investors in the October 2007 financing until the first anniversary of the closing date of the financing and 1.0% per month thereafter through the second anniversary of the closing date. The registration statement was declared effective on March 17, 2008 with respect to 1,700,000 shares of common stock issuable upon conversion of the variable rate convertible debentures and up to 1,495,952 shares issuable upon exercise of warrants held by the selling stockholders. Such warrants expired unexercised on April 21, 2009.
As of June 30, 2009, no contingent obligations have been recognized under registration payment arrangements.
6. LIQUIDITY
At June 30, 2009, the Company had cash and cash equivalents of $5.0 million and a working capital deficit of $3.6 million, or $2.5 million excluding deferred revenue. During the years ended 2007 and 2008 and the first half of 2009, the Company incurred significant, recurring losses from operations and negative operating cash flows. Sales decreased significantly during these periods and the Company was unable to cut operating expenses sufficiently to avoid the negative operating results, though we did successfully manage to decelerate the losses in 2008 compared to 2007. The Company’s losses attributable to common stockholders were $27.0 million and $3.9 million during 2007 and 2008, respectively, and were $1,785,000 and $4,101,000 during the six months ended June 30, 2008 and 2009, respectively.
The Company has taken numerous actions to ensure that it will continue as a going concern. It has planned and executed many cost reduction and margin improvement initiatives since the end of the third quarter of 2007, such as (1) reducing headcount, which includes the termination of multiple management-level positions in Greater China, South Korea and North America; (2) down-sizing offices in Greater China and South Korea; (3) closing offices in Latin America and Southeast Asia; (4) renegotiating vendor contracts in Greater China; (5) increasing product pricing in Greater China, Europe and the U.S.; (6) changing commission plans worldwide; (7) streamlining logistics processes in Greater China; (8) introducing better margin pre-assortments; ; (9) working actively with our service vendors in Greater China to ensure continued services and reduce service charges and (10) reducing Company-wide discretionary expenses. Also, the Company believes that it has taken a number of effective steps toward stabilizing its revenues, especially in the Hong Kong market. As a result, the Company believes that its current cash breakeven level has been significantly reduced and is more attainable.

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
The Company has continued the positive trend of reducing the cash used in operations versus a year ago. Cash used in operations for the six months ended June 30, 2009 was $578,000 compared to $1.5 million in the comparable period of 2008. Cash used in operations was $92,000 in the second quarter of 2009 compared to $486,000 in the first quarter of 2009. In August 2009, the Company utilized cash of $2.4 million to redeem each of its variable rate convertible debentures (see Note 7).
7. SUBSEQUENT EVENT
On August 10, 2009, the Company redeemed each of its variable rate convertible debentures issued on October 19, 2007 in the aggregate original principal amount of $4,250,000 (the “Debentures”). Pursuant to an Early Redemption Agreement reached with all of the debenture holders, the Company redeemed the Debentures by paying the debenture holders $2.4 million (96% of the then remaining outstanding principal amount plus unpaid interest accrued through August 10, 2009). The holders of the debentures accepted this payment as full and final payment of all amounts owed, and all claims arising, under the Debentures and waived any right or claim to the payment of the Optional Redemption Amount set out in the Debentures. Pursuant to their terms, the Debentures were to have matured on October 19, 2009, and the Company had the option of redeeming them earlier for an Optional Redemption Price equal to 115% of the outstanding principal amount.

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
As of June 30, 2009, we are conducting business through approximately 26,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have in prior years expended significant efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China and Russia.
During the year 2008 and the first six months of 2009, we generated approximately 93% and 96% of our revenue from subsidiaries located outside North America, with sales in Hong Kong representing approximately 66% and 72% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

In June 2004, NHT Global obtained a general business license in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment we made in January 2005. Direct selling is prohibited in China without a direct selling license that we do not have. In December 2005, we submitted a preliminary application for a direct selling license and fully capitalized our Chinese entity with the remaining capital necessary to fulfill the $12.0 million required cash infusion. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate from our current worldwide platform. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress. By now, the information contained in the most recent application is stale. The Company’s application to temporarily withdraw the license application in February 2009 has been granted, and the Company intends to re-submit an updated application. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009

North America	$964	7.8%	$327	3.8%	$2,179	9.2%	$699	3.8%
Hong Kong	8,579	69.6	6,016	71.0	15,506	65.4	13,272	72.4
China	183	1.5	337	4.0	466	2.0	786	4.3
Taiwan	1,178	9.5	601	7.1	2,282	9.6	1,193	6.5
South Korea	945	7.7	381	4.5	2,354	9.9	633	3.5
Japan	308	2.5	169	2.0	650	2.7	357	1.9
Europe	109	0.9	641	7.6	109	0.5	1,401	7.6
Other[1]	57	0.5	—	—	172	0.7	—	—

Total	$12,323	100.0%	$8,472	100.0%	$23,718	100.0%	$18,341	100.0%

[1]	Includes sales from the Latin America, Australia, New Zealand, and Southeast Asia markets.

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
Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited by a fixed ceiling measured in terms of total payments to or for distributors as a specific percentage of total product revenue. In some markets, commissions may be further limited. Distributor commissions are dependent on the sales mix and, for fiscal 2008 and the first six months of 2009, represented 39% of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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

Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	28.0	29.6	27.6	28.9

Gross profit	72.0	70.4	72.4	71.1
Operating expenses:
Distributor commissions	37.3	39.2	36.2	38.7
Selling, general and administrative expenses	34.7	43.8	37.4	40.8
Depreciation and amortization	3.0	4.0	3.2	3.7
Impairment of long-lived assets	—	—	0.1	—

Total operating expenses	75.0	87.0	76.9	83.2

Loss from operations	(3.0)	(16.6)	(4.5)	(12.1)
Other income (expense), net	(5.4)	(12.0)	(2.7)	(10.1)

Loss before income taxes	(8.4)	(28.6)	(7.2)	(22.2)
Income tax provision	(0.3)	0.9	(0.3)	(0.2)

Net loss	(8.7)%	(27.7)%	(7.5)%	(22.4)%

Net Sales. Net sales were $8.5 million for the three months ended June 30, 2009 compared to $12.3 million for the three months ended June 30, 2008, a decrease of $3.9 million, or 31%. Hong Kong net sales decreased $2.6 million, or 30%, over the comparable period a year ago. Net sales for North America, South Korea, and Taiwan were down $637,000, $564,000, and $577,000, respectively. North American sales were impacted by the launch of retail product selling in Italy during June 2008. Prior to the launch, sales into the European market were fulfilled by our North American subsidiaries. European sales during the second quarter of 2009 totaled $641,000. Additionally, net sales in China from our e-commerce retail platform increased $154,000 over the comparable period a year ago.
Net sales were $18.3 million for the six months ended June 30, 2009 compared to $23.7 million for the six months ended June 30, 2008, a decrease of $5.4 million, or 23%. Hong Kong net sales decreased $2.2 million, or 14%, over the comparable period a year ago. Net sales for North America, South Korea, and Taiwan were down $1.5 million, $1.7 million, and $1.1 million, respectively. North American sales were impacted by the launch of retail product selling in Italy during June 2008. Prior to the launch, sales into the European market were fulfilled by our North American subsidiaries. European sales during the first six months of 2009 totaled $1.4 million. Additionally, net sales in China from our e-commerce retail platform increased $320,000 over the comparable period a year ago.
The decrease in net sales in Hong Kong, Taiwan and South Korea was primarily due to the Company’s effort to reduce loss-making recruitment programs. The Company is lowering the cost of new member acquisition and focusing more on improving the productivity of the existing members. Also, certain of the Company’s Hong Kong members’ groups re-organized their leaderships during the first half of 2009. In working with the changing leadership of the groups, the Company has deferred and scaled back certain marketing activities. As of June 30, 2009, the operating subsidiaries of the Company had approximately 26,000 active distributors, compared to 41,000 active distributors at June 30, 2008. Hong Kong experienced a decrease of 7,000 active distributors, or 30%, from June 30, 2008 to June 30, 2009.
As of June 30, 2009, the Company had deferred revenue of approximately $1.1 million, of which approximately $294,000 pertained to product sales and approximately $771,000 pertained to unamortized enrollment package revenue.
Cost of Sales. Cost of sales was $2.5 million, or 29.6% of net sales, for the three months ended June 30, 2009 compared with $3.4 million, or 28.0% of net sales, for the three months ended June 30, 2008. Cost of sales decreased $940,000, or 27%, for the three months ended June 30, 2009 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased for the three months ended June 30, 2009 due to Chinese importation costs incurred in Hong Kong, as these costs are mostly not variable at the same rate as net product sales.

Cost of sales was $5.3 million, or 28.9% of net sales, for the six months ended June 30, 2009 compared with $6.5 million, or 27.6% of net sales, for the six months ended June 30, 2008. Cost of sales decreased $1.2 million, or 19%, for the six months ended June 30, 2009 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased for the six months ended June 30, 2009 due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales, as well as Chinese importation costs incurred in Hong Kong that are mostly not variable as the same rate as net product sales. The impact of the enrollment package revenue has been partially offset by a price increase and a restructuring of shipping methods in Hong Kong, both effective at the end of the fourth quarter of 2008.
Gross Profit. Gross profit was $6.0 million, or 70.4% of net sales, for the three months ended June 30, 2009 compared with $8.9 million, or 72.0% of net sales, for the three months ended June 30, 2008. Gross profit was $13.0 million, or 71.1% of net sales, for the six months ended June 30, 2009 compared with $17.2 million, or 72.4% of net sales, for the six months ended June 30, 2008. The gross profit decrease of $2.9 million and $4.1 million for the three and six months ended June 30, 2009, respectively, over the comparable period in the prior year, was mainly due to, as stated above, decreased product sales and the decline in enrollment package revenue.
Distributor Commissions. Distributor commissions were $3.3 million, or 39.2% of net sales, for the three months ended June 30, 2009 compared with $4.6 million, or 37.3% of net sales, for the three months ended June 30, 2008. Distributor commissions decreased by $1.3 million, or 28%, mainly due to the decrease in product sales. The increase in distributor commissions as a percentage of net sales was partially due to our implementation of certain enhancements to our commission plan in March 2008, primarily in the markets of Hong Kong, the United States, and Taiwan that were not fully reflected during the second quarter of 2008.
Distributor commissions were $7.1 million, or 38.7% of net sales, for the six months ended June 30, 2009 compared with $8.6 million, or 36.2% of net sales, for the six months ended June 30, 2008. Distributor commissions decreased by $1.5 million, or 17%, mainly due to the decrease in product sales. The increase in distributor commissions as a percentage of net sales was partially due to our implementation of certain enhancements to our commission plan in March 2008, primarily in the markets of Hong Kong, the United States, and Taiwan.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.7 million, or 43.8% of net sales, for the three months ended June 30, 2009 compared with $4.3 million, or 34.7% of net sales, for the three months ended June 30, 2008. Selling, general and administrative expenses decreased by $554,000, or 13%, over the comparable period in the prior year, mainly due to the following:
•	lower legal and accounting fees ($122,000) in North America;
•	lower rent expense ($59,000), public relations expense ($81,000), professional fees ($48,000), and credit card fees and assessments ($81,000) in Hong Kong;
•	lower professional fees ($47,000) in Europe;
•	lower operating costs due to office closures in Mexico ($157,000) and Southeast Asia ($57,000);
•	lower employee-related costs ($153,000), credit card charges and assessments ($20,000), and rent expense ($56,000) in South Korea; partly offset by
•	higher stock-based compensation expense ($126,000) due to accelerated vesting on certain shares of restricted stock as stipulated in the Going Forward Agreement entered into with the former President of the Company’s subsidiary, MarketVision Communications Corp., and due to the issuance of 60,000 shares of common stock as part of the settlement of the John Loghry legal matter; and
•	higher employee-related costs ($41,000) and consulting fees ($28,000) in North America, as well as a legal expense credit in the second quarter of 2008 for reimbursement from our D&O insurance carrier ($100,000).
Selling, general and administrative expenses were $7.5 million, or 40.8% of net sales, for the six months ended June 30, 2009 compared with $8.9 million, or 37.4% of net sales, for the six months ended June 30, 2008. Selling, general and administrative expenses decreased by $1.4 million, or 16%, over the comparable period in the prior year, mainly due to the following:
•	lower legal and accounting fees ($241,000) and insurance costs ($48,000) in North America;
•	lower rent expense ($220,000), public relations expense ($172,000), professional fees ($123,000), and credit card fees and assessments ($89,000) in Hong Kong and China;
•	lower professional fees ($108,000) and event costs ($29,000) in Europe;

•	lower operating costs due to office closures in Mexico ($363,000) and Southeast Asia ($126,000);
•	lower employee-related costs ($366,000), credit card charges and assessments ($60,000), and rent expense ($113,000) in South Korea; partly offset by
•	higher stock-based compensation expense ($73,000) due to accelerated vesting on certain shares of restricted stock as stipulated in the Going Forward Agreement entered into with the former President of the Company’s subsidiary, MarketVision Communications Corp., and due to the issuance of 60,000 shares of common stock as part of the settlement of the John Loghry legal matter; and
•	higher employee-related expense ($240,000) and other professional fees ($60,000) in North America, as well as the reversal of a litigation settlement accrual during the prior year period ($207,000) and a legal expense credit in the second quarter of 2008 for reimbursement from our D&O insurance carrier ($100,000).
Depreciation and Amortization. Depreciation and amortization was $338,000, or 4.0% of net sales, for the three months ended June 30, 2009 compared with $366,000, or 3.0% of net sales, for the three months ended June 30, 2008. Depreciation and amortization was $668,000, or 3.7% of net sales, for the six months ended June 30, 2009 compared with $752,000, or 3.2% of net sales, for the six months ended June 30, 2008. Depreciation and amortization decreased by $28,000 and $84,000 for the three and six months ended June 30, 2009 compared to the comparable periods in the prior year, respectively, as a result of the Company’s reduction in the pace of capital expenditures.
Other Income (Expense), Net. Other expense was $1.0 million for the three months ended June 30, 2009 compared with $663,000 for the three months ended June 30, 2008. The increase in other expense was primarily due to an increase in the interest expense recorded on convertible debentures issued in October 2007, including amortization of debt issuance cost and accretion of debt discount.
Other expense was $1.9 million for the six months ended June 30, 2009 compared with $636,000 for the six months ended June 30, 2008. The increase in other expense was primarily due to an increase in the interest expense recorded on convertible debentures issued in October 2007, including amortization of debt issuance cost and accretion of debt discount. During the six months ended June 30, 2008, the Company recorded $253,000 in unrealized foreign currency gains on intercompany foreign currency transactions. During the six months ended June 30, 2009, the amount of unrealized foreign currency gains or losses was minimized as the Company determined that settlement of certain of its intercompany balances are not planned or anticipated in the foreseeable future, and thus, the gains and losses are reflected as a cumulative translation adjustment.
Income Taxes. The Company recorded a benefit of $79,000 during the three months ended June 30, 2009 and a provision of $42,000 during the three months ended June 30, 2008 related to its operations outside the United States. The Company recorded a provision of $35,000 and $79,000 during the six months ended June 30, 2009 and 2008, respectively. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.
Net Loss. Net loss was $2.3 million, or 27.7% of net sales, for the three months ended June 30, 2009 compared to net loss of $1.1 million, or 8.7% of net sales, for the three months ended June 30, 2008. Net loss was $4.1 million, or 22.4% of net sales, for the six months ended June 30, 2009 compared to net loss of $1.8 million, or 7.5% of net sales, for the six months ended June 30, 2008. The increase in losses was primarily due to lower net sales, higher percentage distributor commission payout, and additional interest expense on the convertible debentures, partially offset by the reduction in selling, general and administrative expenses, as compared to the comparable periods in the prior year.
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
More recently, on October 19, 2007, the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures (the “Debentures”) having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock. The Debentures were convertible by their holders into shares of our common stock at a conversion price of $2.50, subject to adjustment in certain circumstances. The Debentures bore interest at the greater of LIBOR plus 4%, or 10% per annum. Interest was payable quarterly beginning on January 1, 2008. One-half of the original principal amount of the Debentures was payable in 12 equal monthly installments beginning on November 1, 2008, and the balance was payable on October 19, 2009, unless extended by the holders to October 19, 2012. The warrants have an exercise price of $3.52 per share. The placement agent and its assigns also received five- year warrants to purchase 149,595 shares of the Company’s common stock at an exercise price of $3.52 per share. The one-year warrants expired on April 21, 2009. As more fully described below, the Debentures were redeemed on August 10, 2009.

At June 30, 2009, the Company’s cash and cash equivalents totaled approximately $5.0 million, including $2.9 million in China that may have not been freely transferable to other countries because the Company’s Chinese subsidiary was subject to a business license capitalization requirement. Total cash and cash equivalents increased by approximately $1.5 million from December 31, 2008 to June 30, 2009. In April 2009, the Company reclassified non-current restricted cash in the amount of $2.9 million to cash and cash equivalents as the restrictions on the cash had been removed and the cash was made available for operations in China. During July 2009, the Company revised its business license in China in order to complete a capital reduction application.
At June 30, 2009, the ratio of current assets to current liabilities was 0.68 to 1.00 and the Company had a working capital deficit of approximately $3.6 million. Current liabilities included deferred revenue of $1.1 million that consisted of unamortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities, excluding deferred revenue, is 0.75 to 1.00. Working capital as of June 30, 2009 increased $453,000 compared to the Company’s working capital as of December 31, 2008, mainly due to the reclassification of non-current restricted cash, offset by cash used in operations and an increase of $1.4 million in convertible debentures due to accretion of the related discount.
The Company continued the positive trend of reducing the cash used in operations versus a year ago. Cash used in operations for the six months ended June 30, 2009 was approximately $578,000 compared to $1.5 million in the comparable period of 2008. Cash used in operations was $92,000 in the second quarter of 2009 compared to $486,000 in the first quarter of 2009. Cash was mainly utilized due to the incurrence of net losses and decreases in deferred revenue, partly offset by an increase in accounts payable and accrued expenses.
Cash provided by investing activities during the period was approximately $3.1 million, due to the removal of restrictions in April 2009 on cash held in China as part of a statutory requirement when a direct selling license was pending.
Cash used in financing activities during the six months ended June 30, 2009 was approximately $1.0 million due to the monthly installments payments on the Debentures that began on November 1, 2008.
The Company has taken numerous actions to ensure that it will continue as a going concern. It has planned and executed many cost reduction and margin improvement initiatives since the end of the third quarter of 2007, such as (1) reducing headcount, which includes the termination of multiple management-level positions in Greater China, South Korea and North America; (2) down-sizing offices in Greater China and South Korea; (3) closing offices in Latin America and Southeast Asia; (4) renegotiating vendor contracts in Greater China; (5) increasing product pricing in Greater China, Europe and the U.S.; (6) changing commission plans worldwide; (7) streamlining logistics processes in Greater China; (8) introducing better margin pre-assortments; (9) working actively with our service vendors in Greater China to ensure continued services and reduce service charges, and (9) reducing Company-wide discretionary expenses. Also, we believe that we have taken a number of effective steps toward stabilizing the Company’s revenues, especially in the Hong Kong market. As a result, the Company believes that its current cash breakeven level has been significantly reduced and is more attainable.
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
On August 10, 2009, the Company redeemed each of its variable rate convertible debentures issued on October 19, 2007 in the aggregate original principal amount of $4,250,000 (the “Debentures”). Pursuant to an Early Redemption Agreement reached with all of the debenture holders, the Company redeemed the Debentures by paying the debenture holders $2.4 million (96% of the then remaining outstanding principal amount plus unpaid interest accrued through August 10, 2009). The holders of the debentures accepted this payment as full and final payment of all amounts owed, and all claims arising, under the Debentures and waived any right or claim to the payment of the Optional Redemption Amount set out in the Debentures. Pursuant to their terms, the Debentures were to have matured on October 19, 2009, and the Company had the option of redeeming them earlier for an Optional Redemption Price equal to 115% of the outstanding principal amount.
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
The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at June 30, 2009 include the following:
Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2008 and June 30, 2009, the Company’s inventory value was approximately $2.1 million and $1.6 million, respectively, net of reserves of $239,000 and $112,000, respectively. No significant provision was recorded during the six month periods ended June 30, 2008 and 2009.
Valuation of Intangible Assets and Other Long-Lived Assets. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At June 30, 2009, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the six month periods ended June 30, 2008 and 2009.
The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. At June 30, 2009, the net book value of the Company’s property and equipment and intangible assets were approximately $1.0 million and $1.4 million, respectively. No significant impairment was recorded during the six month periods ended June 30, 2008 and 2009.
Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 6% of sales. Sales returns are approximately 4% and 5% of sales for the six months ended June 30, 2008 and 2009, respectively. The allowance for sales returns was approximately $517,000 and $326,000 at December 31, 2008 and June 30, 2009, respectively. No material changes in estimates have been recognized for the six months ended June 30, 2009.
Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.9 million and $294,000 at December 31, 2008 and June 30, 2009, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2008 and June 30, 2009, enrollment package revenue totaling $1.0 million and $771,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2005, the Company increased the valuation allowance to equal its net deferred tax assets due to the uncertainty of future operating results. During 2006, the Company recorded deferred tax assets in foreign jurisdictions that were expected to be realized and therefore no valuation allowance was necessary. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During the six month periods ended June 30, 2008 and 2009, no such reduction in the percentage of the valuation allowance occurred. Any reductions in the valuation allowance to uncover deferred tax assets will reduce future income tax provisions.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable under smaller reporting company disclosure rules.
Item 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except the Company completed the transition of its accounting function located at its corporate offices in Dallas, Texas to a third party outsourcing solution in Hong Kong.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is subject to certain legal proceedings which could have an adverse effect on its business, results of operations, or financial condition. For information relating to such legal proceedings, see Note 5 in the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS
As a smaller reporting company, we are not required to disclose material changes to our “Risk Factors,” as originally set forth in our Annual Report on Form 10-K for the period ending December 31, 2008. However, we have elected to provide an update to the following Risk Factor in light of recent developments:
If We Fail To Regain Compliance With Nasdaq’s Minimum $1.00 Per Share Bid Price Requirement For Continued Listing, Our Common Stock May Be Delisted From The Nasdaq Capital Market, Which May Reduce The Price Of Our Common Stock And Levels Of Liquidity Available To Our Stockholders.
On September 2, 2008, we received a deficiency letter from The Nasdaq Stock Market indicating that we were not in compliance with continued listing requirements on the Nasdaq Capital Market because, for the previous 30 consecutive business days, the bid price of our common stock had closed below the $1.00 minimum per share requirement for continued listing. By Nasdaq rule, we were provided 180 calendar days to regain compliance with the bid price requirement, which requires that our common stock close at or above $1.00 per share for a minimum of ten consecutive business days. Through a series of letters, we were advised by The Nasdaq Stock Market that it had suspended enforcement of the minimum bid price requirement through July 31, 2009. The Nasdaq Stock Market has advised us that it does not expect any further extension of the suspension of enforcement of the minimum bid price requirement, so we have 137 calendar days following the date of reinstatement of the requirement on August 3, 2009 to regain compliance (until December 17, 2009). If we cannot demonstrate compliance by that time, Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria other than the bid price requirement. If we do, we will be provided an additional 180 calendar-day period to comply with the bid price requirement. If not, we will be provided written notice that our securities will be delisted. At that time, we would have the right to appeal Nasdaq’s determination to delist our securities to a listing qualifications panel, which would stay the effect of the delisting pending a hearing on the matter before the panel. We intend to actively monitor the bid price for our common stock between now and December 17, 2009, and will consider implementation of various options if our common stock does not trade at a level that is likely to regain compliance. There can be no assurance that we will be able to regain compliance.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our Annual Meeting of Stockholders held on June 25, 2009, two proposals were adopted by our stockholders: (1) the election of three directors to our Board of Directors to serve until the next annual meeting of stockholders (Messrs. Randall A. Mason, Stefan W. Zuckut and George K. Broady were elected as directors) and (2) the ratification of the appointment of Lane Gorman Trubitt, L.L.P. as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The number of shares cast for and against, as well as the number of abstentions as to each of these matters (other than the election of directors), is as follows:

Election of Directors	Shares For	Shares Withheld

Randall A. Mason	7,745,394	144,146
Stefan W. Zuckut	7,743,599	145,941
George K. Broady	7,823,662	65,878

Proposal	Shares For	Shares Against	Abstentions

Ratification of Lane Gorman Trubitt, L.L.P. as our independent registered public accounting firm	7,761,310	46,818	81,239
Item 5. OTHER INFORMATION
On August 10, 2009, the Company redeemed each of its variable rate convertible debentures issued on October 19, 2007 in the aggregate original principal amount of $4,250,000 (the “Debentures”). Pursuant to an Early Redemption Agreement reached with all of the debenture holders, the Company redeemed the Debentures by paying the debenture holders $2.4 million (96% of the then remaining outstanding principal amount plus unpaid interest accrued through August 10, 2009). The holders of the debentures accepted this payment as full and final payment of all amounts owed, and all claims arising, under the Debentures and waived any right or claim to the payment of the Optional Redemption Amount set out in the Debentures. Pursuant to their terms, the Debentures were to have matured on October 19, 2009, and the Company had the option of redeeming them earlier for an Optional Redemption Price equal to 115% of the outstanding principal amount.
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

NATURAL HEALTH TRENDS CORP.
Date: August 14, 2009	/s/ Chris T. Sharng
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