Form 10-Q
period 2009-09-30
NATURAL HEALTH TRENDS CORP
filed 2009-11-16
CIK 912061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 9, 2009, the number of shares outstanding of the registrant’s common stock was 10,858,709 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
September 30, 2009

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from forward-looking statements include the risks described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K and our Form 10-Q’s filed this year, which include the following:
•	we may continue to experience substantial negative cash flows;

•	we may need to seek additional debt or equity financing on unfavorable terms, if available at all;

•	our dependence on the Hong Kong and China markets and our vulnerability to sometimes unpredictable changes in those markets;

•	our ability to attract and retain distributors;

•	our ability to recruit and retain key management, directors and consultants;

•	our inability to directly control the marketing of our products;

•	our inability to control our distributors to the same extent as if they were our own employees;

•	our ability to protect or use our intellectual property rights;

•	adverse publicity associated with our products, ingredients or network marketing programs, or those of similar companies;

•	our ability to maintain or expand the number of our distributors or their productivity levels;

•	changes to our distributor compensation plan may not be accepted;

•	our failure to properly pay business taxes or customs duties, including those of China;

•	risks associated with operating internationally;

•	risks associated with the amount of compensation paid to distributors, which can affect our profitability;

•	we face risks related to litigation;

•	we rely on our suppliers’ product liability insurance and product liability claims could hurt our business;

•	our internal controls and accounting methods may require further modification;

•	we could be adversely affected if we fail to maintain an effective system of internal controls;

•	risks associated with our reliance on information technology systems;

•	risks associated with the extensive regulation of our business and the implications of changes in such regulations;

•	currency exchange rate fluctuations could lower our revenue and net income;

•	failure of new products to gain distributor or market acceptance;

•	failure of our information technology system could harm our business;

•	we have a limited product line;

•	our reliance on outside manufacturers;

•	the intensely competitive nature of our business;

•	terrorist attacks, cyber attacks, acts of war or other disasters, particularly given the scope of our international operations;

•	disappointing quarterly revenue or operating results, which could adversely affect our stock price;

•	our common stock is particularly subject to volatility because of the industry in which we operate;

•	consequences arising if an active public trading market for our common stock does not continue;

•	consequences of our recent delisting from Nasdaq Capital Market, including a potential adverse effect on the price and liquidity of our common stock;

•	failure to maintain the registration statements covering the resale of shares of common stock for certain investors will result in liquidated damages;

•	the implications of the actual or anticipated conversion or exercise of our convertible securities; and

•	future sales by us or our stockholders of shares of common stock could depress the market price of our common stock.
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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,	September 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,491	$1,473
Restricted cash	340	399
Accounts receivable	71	97
Inventories, net	2,141	1,804
Other current assets	735	987

Total current assets	6,778	4,760
Property and equipment, net	1,173	882
Goodwill	1,764	1,764
Intangible assets, net	1,800	1,200
Restricted cash	3,646	393
Other assets	1,464	905

Total assets	$16,625	$9,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,746	$2,394
Income taxes payable	187	252
Accrued distributor commissions	554	637
Other accrued expenses	2,456	3,399
Deferred revenue	2,841	2,397
Convertible debentures, net of discount of $2,320 at December 31, 2008	1,534	—
Deferred tax liability	351	351
Other current liabilities	1,170	1,053

Total liabilities	10,839	10,483
Commitments and contingencies
Stockholders’ equity (deficit):
Natural Health Trends stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2008 and September 30, 2009, aggregate liquidation value of $275	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,691,582 and 10,833,709 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	11	11
Additional paid-in capital	79,711	80,158
Accumulated deficit	(74,853)	(81,774)
Accumulated other comprehensive income:
Foreign currency translation adjustments	759	902

Total Natural Health Trends stockholders’ equity (deficit)	5,752	(579)
Noncontrolling interest	34	—

Total stockholders’ equity (deficit)	5,786	(579)

Total liabilities and stockholders’ equity	$16,625	$9,904

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Net sales	$11,016	$5,698	$34,734	$24,039
Cost of sales	3,050	1,874	9,585	7,176

Gross profit	7,966	3,824	25,149	16,863
Operating expenses:
Distributor commissions	4,573	1,997	13,170	9,098
Selling, general and administrative expenses (including stock-based compensation expense of $128 and $81 during the three months ended September 30, 2008 and 2009, respectively, and $421 and $447 during the nine months ended September 30, 2008 and 2009, respectively)	4,358	3,196	13,226	10,685
Depreciation and amortization	338	324	1,090	992
Impairment of long-lived assets	2	—	30	—

Total operating expenses	9,271	5,517	27,516	20,775

Loss from operations	(1,305)	(1,693)	(2,367)	(3,912)
Other income (expense), net:
Loss on foreign exchange	(345)	(82)	(92)	(125)
Interest income	18	3	86	27
Interest expense (including amortization of debt issuance costs and accretion of debt discount of $559 and $411 during the three months ended September 30, 2008 and 2009, respectively, and $1,370 and $2,039 during the nine months ended September 30, 2008 and 2009, respectively)	(666)	(565)	(1,609)	(2,420)
Loss on redemption of convertible debentures	—	(683)	—	(683)
De-recognition of commission liabilities	—	221	—	221
Other	19	(24)	5	(10)

Total other income (expense), net	(974)	(1,130)	(1,610)	(2,990)

Loss before income taxes	(2,279)	(2,823)	(3,977)	(6,902)
Income tax provision	(37)	(28)	(116)	(63)

Net loss	(2,316)	(2,851)	(4,093)	(6,965)
Plus: Net loss attributable to the noncontrolling interest	—	23	—	44

Net loss attributable to Natural Health Trends	(2,316)	(2,828)	(4,093)	(6,921)

Preferred stock dividends	(4)	(4)	(12)	(12)

Net loss attributable to common stockholders of Natural Health Trends	$(2,320)	$(2,832)	$(4,105)	$(6,933)

Loss per share of Natural Health Trends — basic and diluted	$(0.24)	$(0.28)	$(0.42)	$(0.69)

Weighted-average number of shares outstanding	9,719	10,261	9,670	10,079

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,093)	$(6,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	490	392
Amortization of intangibles	600	600
Amortization of debt issuance costs	234	502
Accretion of debt discount	1,136	1,537
Loss on redemption of convertible debentures	—	683
Stock-based compensation	421	447
Impairment of long-lived assets	30	—
Changes in assets and liabilities:
Accounts receivable	159	(24)
Inventories, net	1,540	332
Other current assets	432	(243)
Other assets	285	91
Accounts payable	(773)	647
Income taxes payable	9	59
Accrued distributor commissions	(901)	74
Other accrued expenses	(826)	938
Deferred revenue	(1,363)	(445)
Other current liabilities	(200)	(123)

Net cash used in operating activities	(2,820)	(1,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(276)	(95)
Decrease in restricted cash	665	3,212

Net cash provided by investing activities	389	3,117

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	145	—
Payments on debt	(145)	(3,754)

Net cash used in financing activities	—	(3,754)

Effect of exchange rates on cash and cash equivalents	118	117

Net decrease in cash and cash equivalents	(2,313)	(2,018)
CASH AND CASH EQUIVALENTS, beginning of period	6,282	3,491

CASH AND CASH EQUIVALENTS, end of period	$3,969	$1,473

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
Our majority-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; Russia; and Europe, which consists of Italy and Slovenia. In July 2009, the Company activated an engagement with a service provider in Russia to provide storage, distribution and order processing services.
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

Cash and Cash Equivalents
In April 2009, the Company reclassified non-current restricted cash in the amount of $2.9 million to cash and cash equivalents as the restrictions on the cash have been removed and the cash was made available for operations in China. The amount was previously held as part of a statutory requirement when a direct selling license application was pending. The Company has since tentatively withdrawn its last application, which has turned stale over the past year, with the intention to re-submit an updated application in the future.
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

In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Options to purchase common stock	47,500	27,500	70,500	42,500
Warrants to purchase common stock	6,281,310	4,785,358	6,281,310	6,281,310
Non-vested restricted stock	711,686	894,603	907,478	956,921
Convertible preferred stock	138,400	138,400	138,400	138,400
Convertible debentures	1,700,000	1,133,333	1,700,000	1,541,667
Options and warrants to purchase 27,500 and 4,785,358 shares of common stock, respectively, were outstanding at September 30, 2009. Such options expire on November 17, 2011. The warrants have expirations through April 21, 2015. The convertible debentures matured on October 19, 2009, but were redeemed by the Company on August 10, 2009 (see —Convertible Debentures).
De-Recognition of Commission Liabilities
The Company de-recognized $221,000 of unclaimed, aged commission checks in its Hong Kong market during the three months ended September 30, 2009. These checks were initially delivered between 2006 and 2008 and it was determined that it is probable that these commission payments will not be claimed. These unclaimed checks were previously recorded as other current liabilities in the consolidated balance sheets.
Recently Issued and Adopted Accounting Pronouncements
Effective September 15, 2009, the Company adopted the requirements of FASB Accounting Standards Codification (“ASC”) 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”) ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105 does not apply to rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative U.S. GAAP for SEC Registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification did not change current U.S. GAAP, and reorganized U.S. GAAP into a topical structure. References to the relevant ASC section and the previously existing U.S. GAAP standard have been provided throughout the document.
In May 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”). ASC 855 establishes standards for accounting and disclosure of material events that occur after the balance sheet date and their respective evaluation dates. The Company currently discloses its subsequent events within the established guidelines of ASC 855 and has performed its evaluation through November 16, 2009.

Convertible Debentures
On August 10, 2009, the Company redeemed each of its variable rate convertible debentures issued on October 19, 2007 in the aggregate original principal amount of $4,250,000 (the “Debentures”). Pursuant to an agreement reached with all of the debenture holders, the Company redeemed the Debentures by paying the debenture holders $2.4 million (96% of the then remaining outstanding principal amount plus unpaid interest accrued through August 10, 2009). The holders of the debentures accepted this payment as full and final payment of all amounts owed, and all claims arising, under the Debentures and waived any right or claim to the payment of the Optional Redemption Amount set out in the Debentures. Pursuant to their terms, the Debentures were to have matured on October 19, 2009, and the Company had the option of redeeming them earlier for an Optional Redemption Price equal to 115% of the outstanding principal amount.

3. SHARE-BASED COMPENSATION
Share-based compensation expense totaled approximately $128,000 and $81,000 for the three months ended September 30, 2008 and 2009, respectively, and approximately $421,000 and $447,000 for the nine months ended September 30, 2008 and 2009, respectively. No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.
The following table summarizes the Company’s stock option activity:

			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value[1]

Outstanding at December 31, 2008	42,500	$1.80
Cancelled, forfeited or expired	(15,000)	1.80

Outstanding at September 30, 2009	27,500	1.80	2.1	$—

Vested and expected to vest at September 30, 2009	23,262	1.80	2.1	—
Exercisable at September 30, 2009	18,334	1.80	2.1	—

[1]	Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

As of September 30, 2009, total unrecognized share-based compensation expense related to non-vested stock options was approximately $2,000, which is expected to be recognized over a weighted-average period of 0.1 years. All stock options outstanding at September 30, 2009 have an exercise price of $1.80 per share.
The following table summarizes the Company’s restricted stock activity:

		Wtd. Avg.
		Price at
		Date of
	Shares	Issuance

Outstanding at December 31, 2008	807,471	$1.18
Granted	149,450	0.44
Vested	(381,716)	1.51
Forfeited	(67,323)	0.86

Outstanding at September 30, 2009	507,882	0.76

As of September 30, 2009, total unrecognized share-based compensation expense related to non-vested restricted stock was approximately $360,000, which is expected to be recognized over a weighted-average period of 1.5 years.
4. COMPREHENSIVE LOSS (In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Net loss	$(2,316)	$(2,851)	$(4,093)	$(6,965)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	9	168	(333)	143

Comprehensive loss	$(2,307)	$(2,683)	$(4,426)	$(6,822)
Plus: Comprehensive loss attributable to the noncontrolling interest	—	23	—	44

Comprehensive loss attributable to Natural Health Trends	$(2,307)	$(2,660)	$(4,426)	$(6,778)

5. CONTINGENCIES
Legal Matters
On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry. On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims. Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortuous interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and Lisa Grossmann, an NHT Global distributor. On September 2, 2009, the court signed a Final Judgment dismissing with prejudice all claims asserted in the Loghry Case. No appeal has been taken from that Final Judgment, and the time for filing an appeal has expired. The Company reflected the settlement amount of $25,000 cash and 60,000 shares of restricted common stock in its operating results for the second quarter of 2009.
On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws. The lawsuit names the Company and certain current and former officers and directors as defendants. The Company and the other defendants have signed a definitive settlement agreement with the plaintiffs, pursuant to which the shareholder class will receive a total payment of $2.75 million. Of that amount, the Company’s directors and officers insurance carriers agreed to pay $2.5 million, and the Company agreed to pay $250,000. On July 21, 2009, the Court granted final approval of the settlement and entered an order dismissing all claims. The Company recorded an accrual for $250,000 related to this matter during the third quarter of 2008 and simultaneously de-recognized $225,000 of legal fees that existed as of June 30, 2008, but which have now been paid under its directors and officers insurance policy. The Company fully paid the $250,000 in November 2009.

On June 26, 2008, the Company filed a lawsuit in the 116th District Court, Dallas County, Texas, against Terry LaCore and bHIP Global, Inc. seeking an unspecified amount in actual and punitive damages, as well as a temporary and permanent injunction and other equitable relief. The Company claims that Mr. LaCore deceived the Company, breached fiduciary duties, and breached various agreements regarding the use, disclosure and return of confidential information and other assets and non-interference with the Company and its business and relationships. The Company also claims that Mr. LaCore and bHIP Global, Inc. are unlawfully taking, disparaging and/or interfering with the Company’s reputation, identity, confidential information, contracts and relationships, products, businesses and other assets. On March 5, 2009 the Company obtained a temporary injunction that restrains Mr. LaCore and bHIP Global, Inc. (and their officers, agents, employees and attorneys, and all persons in active concert or participation with them) from (1) contracting with, or employing, any former or existing employee, distributor or supplier of the Company if such contract or employment would result in that person breaching his or her agreement with the Company; and (2) obtaining confidential information belonging to the Company if the defendants know that the information was obtained in breach of a confidentiality agreement between the Company and any former or existing employee, distributor or supplier of the Company. The temporary injunction also orders Mr. LaCore and bHIP Global, Inc. to locate and return the Company’s trade secrets and proprietary and confidential information. The temporary injunction will remain in place until the trial of the case, which is currently scheduled for June 14, 2010. On April 10, 2009, the Company added a former employee and director of its Hong Kong subsidiary, Jeff Provost, as a defendant in this lawsuit. On July 2 2009, Mr. Provost asserted counterclaims against the Company for certain bonuses and other compensation that Mr. Provost alleges are owed to him. Mr. Provost seeks in excess of $400,000 on his counterclaims. The Company denies Mr. Provost’s allegations and intends to vigorously defend them. The Company also believes that its claims against all of the defendants have merit and intends to vigorously pursue them.
On July 16, 2008, Lisa Grossmann, a former distributor and consultant for the Company, filed a lawsuit in the Superior Court of California in Sacramento, California, against the Company, and certain current officers and directors, purporting to sue individually and on behalf of California distributors, shareholders, and customers of the Company. On behalf of California residents, Ms. Grossmann alleges that the defendants engaged in, or conspired to engage in, unfair competition and false advertising and seeks an unspecified amount of restitution and disgorgement, as well as an injunction. Individually, Ms. Grossmann alleges that the Company breached a contract to pay distributor commissions to her, the Company breached an implied covenant of good faith and fair dealing, all defendants were unjustly enriched at her expense, the individual defendants breached fiduciary duties to her, all defendants were negligent in conducting the affairs of the Company, and all defendants committed fraud. Ms. Grossman seeks in excess of $500,000 in damages on her individual claims. On June 8, 2009, the Superior Court granted the defendants’ motion to quash service of the lawsuit on them for lack of personal jurisdiction. On June 16, 2009, Ms. Grossmann added one of the Company’s subsidiaries, NHT Global U.S. as a defendant to her lawsuit. NHT Global U.S. denies Ms. Grossman’s allegations and intends to vigorously defend them.
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
Consumer Indemnity
As required by the Door-to-Door Sales Act in South Korea, the Company obtained insurance for consumer indemnity claims with a mutual aid cooperative by entering into two mutual aid contracts with Mutual Aid Cooperative & Consumer (the “Cooperative”). The initial contract entered into on January 1, 2005 required the Company to invest KRW 600 million in the Cooperative, and the subsequent contract entered into on January 9, 2007, required the Company to deposit KRW 600 million with a financial organization as security on behalf of the Cooperative. The contracts secure payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. The accrual totaled KRW 16.5 million (USD $14,000) as of September 30, 2009. Depending on the sales volume, the Company may be required to increase or decrease the amount of the security deposit. During the second quarter of 2008, the Company withdrew the entire KRW 600 million deposit. The term of the remaining contract is considered indefinite since it must remain in place as long as the Company operates within South Korea. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under these contracts is equivalent to three months of rolling sales. The Company believes that the likelihood of utilizing the investment funds to provide for distributor claims is remote.

Registration Payment Arrangements
Pursuant to the agreement with the investors in the Company’s May 2007 financing for the sale of 1,759,307 shares of Series A preferred stock and warrants representing the right to purchase 1,759,307 shares of common stock, the Company is obligated to maintain the effectiveness of the registration statement that was filed with the SEC covering the resale of the shares of common stock issuable upon the conversion of Series A preferred stock or the exercise of warrants issued in the financing until the earliest of (i) the date when all underlying shares covered by such registration statement have been sold and (ii) the date on which the investors may sell all of the underlying shares acquired or which the investors have the right to acquire without restriction pursuant to Rule 144(k) under the Securities Act. If the Company fails to maintain the effectiveness of such registration statement due to an intentional and willful act without immediately causing a subsequent registration statement to be filed with the SEC, then it will be obligated to pay in cash an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers, or approximately $60,000.
Pursuant to the agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company is obligated to (i) file a registration statement covering the resale of the maximum number of Registrable Securities (as defined) that is permitted by SEC Guidance (as defined) prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement until all Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act. If we failed to comply with these or certain other provisions, then we would have been required to pay liquidated damages of 2.0% per month of the aggregate purchase price paid with respect to the unregistered shares of common stock by the investors in the October 2007 financing until the first anniversary of the closing date of the financing and 1.0% per month thereafter through the second anniversary of the closing date, or October 19, 2009. The registration statement was declared effective on March 17, 2008 with respect to 1,700,000 shares of common stock issuable upon conversion of the variable rate convertible debentures and up to 1,495,952 shares issuable upon exercise of warrants held by the selling stockholders. Such warrants expired unexercised on April 21, 2009 and the convertible debentures were redeemed by the Company on August 10, 2009 (see Note 2). Additionally, the parties agreed that the Company shall not be liable for liquidated damages under this agreement with respect to any warrants or shares issuable upon exercise of the warrants. If there is no effective registration statement for the shares of common stock issuable upon exercise of the warrants at a time when such registration statement is required to be effective pursuant to the agreement, then the warrants may be exercised by means of a cashless exercise. The maximum number of shares that could be required to be issued upon exercise of the warrants (whether on a cashless basis or otherwise) is limited to the number of shares indicated on the face of the warrants.
As of September 30, 2009, no contingent obligations have been recognized under registration payment arrangements.
6. LIQUIDITY
At September 30, 2009, the Company had cash and cash equivalents of $1.5 million and a working capital deficit of $5.7 million, or $3.3 million excluding deferred revenue. During the years ended 2007 and 2008 and the first nine months of 2009, the Company incurred significant, recurring losses from operations and negative operating cash flows. Sales decreased significantly during these periods and the Company was unable to cut operating expenses sufficiently to avoid the negative operating results, though it did successfully manage to decelerate the losses in 2008 compared to 2007. The Company’s losses attributable to common stockholders were $27.0 million and $3.9 million during 2007 and 2008, respectively.
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
The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations and much lower fixed costs since October 2007 should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline. If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.

The Company has continued the positive trend of reducing the cash used in operations versus a year ago. Cash used in operations for the nine months ended September 30, 2009 was $1.5 million compared to $2.8 million in the comparable period of 2008. In August 2009, the Company utilized cash of $2.4 million to redeem each of its variable rate convertible debentures (see Note 2).
7. SUBSEQUENT EVENT
On November 2, 2009, the Company received a letter from the staff of The Nasdaq Stock Market advising the Company that it will be delisted from the Nasdaq Capital Market because it no longer complies with Listing Rule 5550(b), which requires the Company to have a minimum of $2.5 million in stockholders’ equity or $35.0 million market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. After considering a number of factors, including the expenditure of resources necessary to regain compliance with Nasdaq’s Listing Rule within Nasdaq’s timeframe and then maintaining its Nasdaq listing, the Company decided not to appeal Nasdaq’s delisting determination or undertake expensive or dilutive attempts to regain compliance with Nasdaq’s minimum equity rule. As a result, trading of the Company’s common stock was suspended on the Nasdaq Capital Market at the opening of business on November 11, 2009, and a form was filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Capital Market. The Company’s common stock has continued to be quoted on the Pink Sheets, a centralized electronic quotation service run by Pink OTC Markets Inc. for over-the-counter securities.
The Company intends to continue filing current, quarterly and annual reports with the SEC. It believes it qualifies for listing on the OTCQX, which is the premier tier of the over-the-counter market run by Pink OTC Markets, Inc. The Company is presently evaluating a listing on the OTCQX, and until a listing application is filed and accepted, the Company’s common stock will be quoted on the Pink Sheets Current Information Tier under the ticker symbol “BHIP.”

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
As of September 30, 2009, we are conducting business through approximately 24,000 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Although we have in prior years expended significant efforts to expand into new markets, we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, namely Greater China and Russia.
During the year 2008 and the first nine months of 2009, we generated approximately 93% and 95% of our revenue from subsidiaries located outside North America, with sales in Hong Kong representing approximately 66% and 67% of revenue, respectively. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.
In June 2004, NHT Global obtained a general business license in China. The license stipulates a capital requirement of $12 million over a three-year period, including a $1.8 million initial payment we made in January 2005. Direct selling is prohibited in China without a direct selling license that we do not have. In December 2005, we submitted a preliminary application for a direct selling license and fully capitalized our Chinese entity with the remaining capital necessary to fulfill the $12.0 million required cash infusion. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate from our current worldwide platform. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress. By 2009, the information contained in the most recent application is stale. The Company’s application to temporarily withdraw the license application in February 2009 has been granted, and the Company intends to re-submit an updated application. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009

North America	$473	4.3%	$416	7.3%	$2,652	7.6%	$1,115	4.6%
Hong Kong	7,011	63.6	2,857	50.1	22,517	64.8	16,129	67.1
China	354	3.2	414	7.3	820	2.4	1,200	5.0
Taiwan	1,376	12.5	570	10.0	3,658	10.5	1,763	7.3
South Korea	958	8.7	321	5.6	3,312	9.5	954	4.0
Japan	351	3.2	170	3.0	1,001	2.9	527	2.2
Russia	—	—	684	12.0	—	—	684	2.9
Europe	471	4.3	266	4.7	580	1.7	1,667	6.9
Other[1]	22	0.2	—	—	194	0.6	—	—

Total	$11,016	100.0%	$5,698	100.0%	$34,734	100.0%	$24,039	100.0%

[1]	Includes sales from the Latin America, Australia, New Zealand, and Southeast Asia markets.

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
Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV”. Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor’s commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited by a fixed ceiling measured in terms of total payments to or for distributors as a specific percentage of total product revenue. In some markets, commissions may be further limited. Distributor commissions are dependent on the sales mix and, for fiscal 2008 and the first nine months of 2009, represented 37% of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.
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

Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	27.7	32.9	27.6	29.9

Gross profit	72.3	67.1	72.4	70.1
Operating expenses:
Distributor commissions	41.5	35.0	37.9	37.8
Selling, general and administrative expenses	39.6	56.1	38.1	44.5
Depreciation and amortization	3.1	5.7	3.1	4.1
Impairment of long-lived assets	—	—	0.1	—

Total operating expenses	84.2	96.8	79.2	86.4

Loss from operations	(11.9)	(29.7)	(6.8)	(16.3)
Other income (expense), net	(8.8)	(19.8)	(4.7)	(12.4)

Loss before income taxes	(20.7)	(49.5)	(11.5)	(28.7)
Income tax provision	(0.3)	(0.5)	(0.3)	(0.3)

Net loss	(21.0)%	(50.0)%	(11.8)%	(29.0)%

Net Sales. Net sales were $5.7 million for the three months ended September 30, 2009 compared to $11.0 million for the three months ended September 30, 2008, a decrease of $5.3 million, or 48%. Hong Kong net sales decreased $4.2 million, or 59%, over the comparable period a year ago. The decline in Hong Kong was partially due to an increase of $1.5 million in unshipped orders as compared to the quarter ended June 30, 2009, caused by certain customs issues that delayed orders placed between mid-August through the end of the quarter. Had these orders shipped timely, Hong Kong net sales would have decreased $2.7 million, or 38%, over the comparable period a year ago. The import issue arose from issues between our importer and the Chinese Custom authority. The issues were mostly resolved and shipment resumed in October and most of the back orders were fulfilled by early November. Net sales for South Korea, Taiwan, and Europe were down $637,000, $806,000 and $205,000, respectively. European sales were impacted by the opening of our Russian business in July 2009. Prior to the opening, sales into the Russian market were reflected in our European subsidiary. Russian sales during the third quarter of 2009 totaled $684,000.
Net sales were $24.0 million for the nine months ended September 30, 2009 compared to $34.7 million for the nine months ended September 30, 2008, a decrease of $10.7 million, or 31%. Hong Kong net sales decreased $6.4 million, or 28%, over the comparable period a year ago. Net sales for North America, South Korea, and Taiwan were down $1.5 million, $2.4 million, and $1.9 million, respectively. North American sales were impacted by the launch of retail product selling in Italy during June 2008. Prior to the launch, sales into the European market were fulfilled by our North American subsidiaries. European sales during the first nine months of 2009 totaled $1.7 million. Additionally, net sales in China from our e-commerce retail platform increased $380,000 over the comparable period a year ago.
The decrease in net sales in Hong Kong, Taiwan and South Korea was primarily due to the Company’s effort to reduce loss-making recruitment programs. The Company is lowering the cost of new member acquisition and focusing more on improving the productivity of its existing members. Also, certain of the Company’s Hong Kong members’ groups re-organized their leadership during the first half of 2009. In working with the changing leadership of the groups, the Company has deferred and scaled back certain marketing activities. As of September 30, 2009, the operating subsidiaries of the Company had approximately 24,000 active distributors, compared to 35,000 active distributors at September 30, 2008. Hong Kong experienced a decrease of 5,000 active distributors, or 27%, from September 30, 2008 to September 30, 2009.
As of September 30, 2009, the Company had deferred revenue of approximately $2.4 million, of which approximately $1.7 million pertained to product sales and approximately $703,000 pertained to unamortized enrollment package revenue.
Cost of Sales. Cost of sales was $1.9 million, or 32.9% of net sales, for the three months ended September 30, 2009 compared with $3.1 million, or 27.7% of net sales, for the three months ended September 30, 2008. Cost of sales decreased $1.2 million, or 39%, for the three months ended September 30, 2009 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased for the three months ended September 30, 2009 primarily due to Chinese importation costs incurred in Hong Kong, as these costs are not as variable as net product sales.

Cost of sales was $7.2 million, or 29.9% of net sales, for the nine months ended September 30, 2009 compared with $9.6 million, or 27.6% of net sales, for the nine months ended September 30, 2008. Cost of sales decreased $2.4 million, or 25%, for the nine months ended September 30, 2009 over the comparable period in the prior year, due primarily to the decrease in net sales. Cost of sales as a percentage of net sales increased for the nine months ended September 30, 2009 due to the decline in enrollment package revenue, specifically in Hong Kong, as this component of net sales does not contain any corresponding charge to cost of sales, as well as Chinese importation costs incurred in Hong Kong that are not as variable as net product sales. The impact of the enrollment package revenue has been partially offset by a price increase and a restructuring of shipping methods in Hong Kong, both effective at the end of the fourth quarter of 2008.
Gross Profit. Gross profit was $3.8 million, or 67.1% of net sales, for the three months ended September 30, 2009 compared with $8.0 million, or 72.3% of net sales, for the three months ended September 30, 2008. Gross profit was $16.9 million, or 70.1% of net sales, for the nine months ended September 30, 2009 compared with $25.1 million, or 72.4% of net sales, for the nine months ended September 30, 2008. The gross profit decreases of $4.1 million and $8.3 million for the three and nine months ended September 30, 2009, respectively, over the comparable period in the prior year, was mainly due to, as stated above, decreased product sales, non-variable Chinese importation costs, and the decline in enrollment package revenue.
Distributor Commissions. Distributor commissions were $2.0 million, or 35.0% of net sales, for the three months ended September 30, 2009 compared with $4.6 million, or 41.5% of net sales, for the three months ended September 30, 2008. Distributor commissions decreased by $2.6 million, or 56%, mainly due to the decrease in product sales. The decrease in distributor commissions as a percentage of net sales is due to fewer commissions earned in the recently opened Russia market as compared to our more mature markets, and less supplemental commissions earned in our South Korean market.
Distributor commissions were $9.1 million, or 37.8% of net sales, for the nine months ended September 30, 2009 compared with $13.2 million, or 37.9% of net sales, for the nine months ended September 30, 2008. Distributor commissions decreased by $4.1 million, or 31%, mainly due to the decrease in product sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.2 million, or 56.1% of net sales, for the three months ended September 30, 2009 compared with $4.4 million, or 39.6% of net sales, for the three months ended September 30, 2008. Selling, general and administrative expenses decreased by $1.2 million, or 27%, over the comparable period in the prior year, mainly due to the following:
•	lower employee-related costs ($39,000), legal and accounting fees ($518,000) and litigation settlement costs ($214,000) in North America;
•	lower public relations expense ($70,000) and credit card fees and assessments ($52,000) in Hong Kong;
•	lower operating costs due to office closures in Mexico ($29,000) and Southeast Asia ($10,000);
•	lower employee-related costs ($63,000), credit card charges and assessments ($21,000), event costs ($21,000) and rent expense ($51,000) in South Korea;
•	lower stock-based compensation expense ($47,000); partly offset by
•	higher professional fees ($55,000) in North America.
Selling, general and administrative expenses were $10.7 million, or 44.5% of net sales, for the nine months ended September 30, 2009 compared with $13.2 million, or 38.1% of net sales, for the nine months ended September 30, 2008. Selling, general and administrative expenses decreased by $2.5 million, or 19%, over the comparable period in the prior year, mainly due to the following:
•	lower legal and accounting fees ($759,000) and insurance costs ($48,000) in North America;
•	lower rent expense ($220,000), public relations expense ($242,000), professional fees ($123,000), and credit card fees and assessments ($141,000) in Hong Kong and China;
•	lower professional fees ($108,000) and event costs ($29,000) in Europe;
•	lower operating costs due to office closures in Mexico ($392,000) and Southeast Asia ($136,000);
•	lower employee-related costs ($429,000), credit card charges and assessments ($81,000), and rent expense ($164,000) in South Korea; partly offset by
•	higher stock-based compensation expense ($26,000) due to accelerated vesting on certain _______shares of restricted stock as stipulated in the Going Forward Agreement entered into with the former President of the Company’s subsidiary, MarketVision Communications Corp., and due to the issuance of 60,000 shares of common stock as part of the settlement of the John Loghry legal matter; and
•	higher employee-related expense ($201,000) and other professional fees ($115,000) in North America and a legal expense credit in the second quarter of 2008 for reimbursement from our D&O insurance carrier ($100,000).

Depreciation and Amortization. Depreciation and amortization was $324,000, or 5.7% of net sales, for the three months ended September 30, 2009 compared with $338,000, or 3.1% of net sales, for the three months ended September 30, 2008. Depreciation and amortization was $992,000, or 4.1% of net sales, for the nine months ended September 30, 2009 compared with $1.1 million, or 3.1% of net sales, for the nine months ended September 30, 2008. Depreciation and amortization decreased by $14,000 and $98,000 for the three and nine months ended September 30, 2009 compared to the comparable periods in the prior year, respectively, as a result of the Company’s reduction in the pace of capital expenditures.
Other Income (Expense), Net. Other expense was $1.1 million for the three months ended September 30, 2009 compared with $974,000 for the three months ended September 30, 2008. Other expense was $3.0 million for the nine months ended September 30, 2009 compared with $1.6 million for the nine months ended September 30, 2008. The increase in other expense for each period was primarily due to an increase in the interest expense recorded on convertible debentures issued in October 2007, including amortization of debt issuance cost and accretion of debt discount, and the loss on redemption of the convertible debentures that was recorded upon redemption in August 2009. Offsetting this expense in each of the three and nine month periods ended September 30, 2009, the Company de-recognized $221,000 of commission liabilities in its Hong Kong market for previous years as it determined that it is probable that these commission payments will not be claimed.
Income Taxes. The Company recorded a provision of $28,000 during the three months ended September 30, 2009 and a provision of $37,000 during the three months ended September 30, 2008 related to its operations outside the United States. The Company recorded a provision of $63,000 and $116,000 during the nine months ended September 30, 2009 and 2008, respectively. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.
Net Loss. Net loss was $2.9 million, or 50.0% of net sales, for the three months ended September 30, 2009 compared to net loss of $2.3 million, or 21.0% of net sales, for the three months ended September 30, 2008. Net loss was $7.0 million, or 29.0% of net sales, for the nine months ended September 30, 2009 compared to net loss of $4.1 million, or 11.8% of net sales, for the nine months ended September 30, 2008. The increase in losses was primarily due to lower net sales and less margin due to non-variable Chinese importation costs, partially offset by the reduction in selling, general and administrative expenses, as compared to the comparable periods in the prior year. Additional net loss was generated by non-cash interest expense on the convertible debentures and the loss recorded on redemption of the convertible debentures in August 2009.
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
At September 30, 2009, the Company’s cash and cash equivalents totaled approximately $1.5 million. Total cash and cash equivalents decreased by approximately $2.0 million from December 31, 2008 to September 30, 2009. In April 2009, the Company reclassified non-current restricted cash in the amount of $2.9 million to cash and cash equivalents as the restrictions on the cash had been removed and the cash was made available for operations in China. During July 2009, the Company revised its business license in China in order to complete a capital reduction application. A significant amount of this cash was utilized in August 2009 to redeem the Debentures.

At September 30, 2009, the ratio of current assets to current liabilities was 0.45 to 1.00 and the Company had a working capital deficit of approximately $5.7 million. Current liabilities included deferred revenue of $2.4 million that consisted of unamortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities, excluding deferred revenue, was 0.59 to 1.00. Working capital as of September 30, 2009 decreased $1.7 million compared to the Company’s working capital as of December 31, 2008, mainly due to cash used in operations as well as an increase in accounts payable and accrued expenses. As of September 30, 2009, $1.8 million of the accounts payable and accrued expenses was with the Company’s importer of record for the Hong Kong business, Elite Dynasty. The Company is currently engaged in negotiations to restructure this payable as well as its relationship with Elite Dynasty going forward. Our anticipation, though no assurance that it would be implemented according to our intention, is that the outstanding balance will be cancelled and a consulting agreement with Elite Dynasty or its principals will be entered into and importation costs would be reduced as a result. There is no assurance if or when the negotiations would be successfully concluded.
Cash used in operations for the nine months ended September 30, 2009 was approximately $1.5 million compared to $2.8 million in the comparable period of 2008. Cash was mainly utilized due to the incurrence of net losses and decreases in deferred revenue, partly offset by an increase in accounts payable and accrued expenses.
Cash provided by investing activities during the period was approximately $3.1 million, due to the removal of restrictions in April 2009 on cash held in China as part of a statutory requirement when a direct selling license was pending.
Cash used in financing activities during the nine months ended September 30, 2009 was approximately $3.8 million due to the monthly installment payments on the Debentures that began on November 1, 2008 and the redemption that occurred in August 2009 (as more fully described below).
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
The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations and much lower fixed costs since October 2007 should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline. If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.
The Company has continued the positive trend of reducing the cash used in operations versus a year ago. Cash used in operations for the nine months ended September 30, 2009 was $1.5 million compared to $2.8 million in the comparable period of 2008. In August 2009, the Company utilized cash of $2.4 million to redeem each of its variable rate convertible debentures.
On August 10, 2009, the Company redeemed each of its variable rate convertible debentures issued on October 19, 2007 in the aggregate original principal amount of $4,250,000 (the “Debentures”). Pursuant to an agreement reached with all of the debenture holders, the Company redeemed the Debentures by paying the debenture holders $2.4 million (96% of the then remaining outstanding principal amount plus unpaid interest accrued through August 10, 2009). The holders of the debentures accepted this payment as full and final payment of all amounts owed, and all claims arising, under the Debentures and waived any right or claim to the payment of the Optional Redemption Amount set out in the Debentures. Pursuant to their terms, the Debentures were to have matured on October 19, 2009, and the Company had the option of redeeming them earlier for an Optional Redemption Price equal to 115% of the outstanding principal amount.
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
The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, and other long-lived assets, as well as those used in the determination of liabilities related to sales returns, distributor commissions, and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at September 30, 2009 include the following:
Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2008 and September 30, 2009, the Company’s inventory value was approximately $2.1 million and $1.8 million, respectively, net of reserves of $239,000 and $140,000, respectively. No significant provision was recorded during the nine month periods ended September 30, 2008 and 2009.
Valuation of Intangible Assets and Other Long-Lived Assets. In accordance with accounting principles generally accepted in the United States of America, goodwill and intangible assets with indefinite useful lives should no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. At September 30, 2009, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the nine month periods ended September 30, 2008 and 2009.
The Company reviews the book value of its property and equipment and intangible assets with definite lives whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets with definite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. At September 30, 2009, the net book value of the Company’s property and equipment and intangible assets were approximately $882,000 and $1.2 million, respectively. No significant impairment was recorded during the nine month periods ended September 30, 2008 and 2009.
Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to approximately 6% of sales. Sales returns are approximately 4% of sales for the nine months ended September 30, 2008 and 2009. The allowance for sales returns was approximately $517,000 and $260,000 at December 31, 2008 and September 30, 2009, respectively. No material changes in estimates have been recognized for the nine months ended September 30, 2009.
Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled approximately $1.9 million and $1.7 million at December 31, 2008 and September 30, 2009, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2008 and September 30, 2009, enrollment package revenue totaling $1.0 million and $703,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.
Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. At December 31, 2005, the Company increased the valuation allowance to equal its net deferred tax assets due to the uncertainty of future operating results. During 2006, the Company recorded deferred tax assets in foreign jurisdictions that were expected to be realized and therefore no valuation allowance was necessary. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During the nine month periods ended September 30, 2008 and 2009, no such reduction in the percentage of the valuation allowance occurred. Any reductions in the valuation allowance to uncover deferred tax assets will reduce future income tax provisions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable under smaller reporting company disclosure rules.

Item 4T.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

NATURAL HEALTH TRENDS CORP.
Date: November 16, 2009	/s/ Chris T. Sharng
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