Form 10-K
period 2010-12-31
NATURAL HEALTH TRENDS CORP
filed 2011-11-14
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .
Commission file number:  0-26272

NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2705336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2603 Oak Lawn Avenue
5th Floor
Dallas, Texas  75219
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (972) 241-4080

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2011: $3,565,128

At November 7, 2011, the number of shares outstanding of the registrant’s common stock was 11,326,323 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

NATURAL HEALTH TRENDS CORP.
Annual Report on Form 10-K
December 31, 2010

EXPLANATORY NOTE

This is the first periodic report of Natural Health Trends Corp. covering periods ended after September 30, 2009.  Readers should be aware that several aspects of this Annual Report on Form 10-K differ from other annual reports.  First, this report is for each of the fiscal years ended December 31, 2009 and 2010, in lieu of filing separate reports for each of those years.  Second, we are including in this report expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2010 through September 30, 2010.  We do not intend to file separate Quarterly Reports on Form 10-Q for any of the quarters ended March 31, 2010 through September 30, 2010.  We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above.  In addition, we intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2011 through September 30, 2011.  The Company intends to file timely all reports required under the Exchange Act in the future.

Unless otherwise noted, the terms “we,” “our,” “us,” and “Company,” refer to Natural Health Trends Corp. and its subsidiaries.  References to “dollars” and “$” are to United States dollars.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, in particular “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1. Business,” include “forward-looking statements” within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  When used in this report, the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act.  These statements represent our expectations or beliefs concerning, among other things, future revenue, earnings, growth strategies, new products and initiatives, future operations and operating results, and future business and market opportunities.

Forward-looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on certain assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.

For a summary of certain risks related to our business, see “Item 1A. Risk Factors” in this report.  Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.

Part I
Item 1.                 BUSINESS

Overview of Business

Natural Health Trends Corp. is an international direct-selling and e-commerce company headquartered in Dallas, Texas. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand.  In most markets, we sell our products to an independent distributor network that either uses the products themselves or resells them to consumers.

Our majority-owned subsidiaries have an active physical presence in the following markets:  North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia.

We seek to be a leader in the direct selling industry serving the health and wellness marketplace by selling our products into many markets, primarily through our direct selling marketing operations.  Our objectives are to enrich the lives of the users of our products and enable our distributors to benefit financially from the sale of our products.

We were originally incorporated as a Florida corporation in 1988.  We merged into one of our subsidiaries and re-incorporated in Delaware effective June 29, 2005.

Our common stock is quoted under the symbol “NHTC” on the Pink Sheets, a centralized electronic quotation service run by Pink OTC Markets Inc. for over-the-counter securities.

Available Information

We maintain executive offices at 2603 Oak Lawn Avenue, 5th Floor, Dallas, Texas 75219 and our telephone number is (972) 241-4080.  We maintain a corporate website located at www.naturalhealthtrendscorp.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC.  Our Code of Ethics for Senior Financial Officers can also be found on our website.  The information provided on our website should not be considered part of this report. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330.  The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Principal Products

We offer a line of “NHT Global” branded products in three distinct categories including wellness, skincare and lifestyle.  These three product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

NHT Global Essentials, the wellness and nutritional supplementation product line includes:

•
Premium Noni Juice™ is a reconstituted morinda citrifolia fruit juice, made from organic noni puree. Noni is a fruit native in the Samoan Islands of the South Pacific.  Marketed as a refreshing and energizing beverage, its natural flavor has been enhanced with white grape concentrate, concord grape concentrate, pineapple juice puree and other natural flavors.

•
Triotein™ is a lactose-free whey protein powder that provides amino acid substrates needed to stimulate the body’s production of an anti-oxidant, intracellular glutathione peroxidase, in an effort to optimize the body’s ability to increase immunity.

•	Cluster X2™ is a product created for increased and more efficient cell hydration, improved cellular function and communication and release of cellular toxins.

•
Trifusion Max™  is a beverage with a unique blend of exotic fruits and berries rich in antioxidants, lycopene, and more.  Its main ingredients are Acai berry, Goji berry, the Mangosteen fruit, and the Gac fruit; each containing phytonutrients.  Phytonutrients are compounds having antioxidative properties found naturally in plant-based foods such as fruit and vegetables.  The newly formulated Trifusion Max now contains calcium as well for improved health benefits.

•
Glucosamine 2200™ is a great source of daily glucosamine to assist with joint and cartilage health and reduce inflammation and swelling in the joints, the primary cause of pain. The consumption of Glucosamine 2200 can directly stimulate cartilage cells to produce more collagen and proteoglycan of the articular cartilage and help prevent loss of synovial fluid to support normal functionality of the joints.

•
FibeRich® is a dietary supplement high in dietary fiber to assist with proper digestive health and more. Every teaspoon of FibeRich contains more than 6 grams of dietary fiber helping to ease bowel movements and remove toxic substances from our bodies. FibeRich also contains 8 billion compound high-density probiotics including L. rhamnosus, L. acidophilus, B. longum and B. bifidum. These probiotics protect the digestive tract and can help the body to absorb vitamins, minerals and nutrients.

•
Energin™ is a dietary supplement to help increase metabolism and energy and improve brain function.  The key ingredient in Energin is Korean Ginseng, which helps to promote a healthy physical, as well as active mental lifestyle. Studies show that Korean ginseng helps stimulate the formation of blood vessels and improves blood circulation in the brain, thereby improving memory and cognitive abilities.

•
Essential Probiotics™ helps maintain the ecological balance of intestinal micro flora, helps peristalsis in the intestinal tract and supports overall intestinal health. Essential Probiotics is a great-tasting powder which dissolves easily and is conveniently packaged in a foil stick pack for portability. One pouch taken daily following a meal is all that is required to restore a healthy balance to the intestinal tract.

•
ReStor is a patent-pending liquid dietary supplement targeted to help the body replace a critical enzyme called Ca2+ATPase, which naturally declines as we age. This enzyme is important for optimal cellular function and has been known to assist with improved sleep function and efficiency, reduced joint and muscular pain and soreness, improved bladder function and, increased muscle endurance and strength.

NHT Global Beauty, the skincare product line includes:

•
Skindulgence™ 30-Minute Non-Surgical Facelift System is a skin care system that includes a daily cleanser and moisturizer, as well as a specialty mask to lift and reduce the appearance of fine lines and wrinkles in just 30 minutes and after just one use.  The 30-Minute Non-Surgical Facelift is designed to help tone and firm facial muscles as it dries and tightens on the skin.

•
Time Restore™ series is comprised of the Time Restore Essence and Time Restore Eye Cream and is specifically targeted toward anti-aging benefits and long-term wrinkle reduction. Skindulgence Time Restore products combine the Skindulgence herbal aromatherapy technology and dermatology technology such as Adenosine, Argireline, Matrixyle3000, Polylift and Regu-Age to create and sustain healthier, more beautiful, younger looking skin.

•
BioCell™ is a patented skincare treatment product providing the ultimate in hydration and skin brightening.  The patented bio-cellulose mask material helps BioCell’s essence gel penetrate deep into the skin, locking in moisture and resulting in a more even skin tone, skin clarity and providing the nutrition a user’s skin needs to maintain a youthful glow.

•
24K Renaissance Skin Rejuvenation Serum™ facilitates moisture absorption and storage to bring your skin healthy hydration. Formulated with real 24K gold flakes, NHT Global has found that ingredients EGF and TRF combined with Hyaluronate form an all-natural bionic protective layer to a user’s skin’s surface increasing water retention and ultimately diminishing the appearance of fine lines and wrinkles and helping restore elasticity.

NHT Global Lifestyle, the lifestyle enhancing product line includes:

•	Alura™ by NHT Global is an intimacy enhancing cream for women.

•	Valura™ is topical male intimacy enhancing gel to improve and stimulate male sexual performance and desire.

•	La Vie™ is an energy-boosting dietary supplement with a proprietary herbal blend and natural flavors formulated to increase energy and vitality and assist with mental clarity and focus.

•
Twin Slim™ is an easy to use weight management program targeted to reduce unwanted pounds and help increase metabolism, burn fat and curb appetite. Complete with a weight management guide encouraging proper diet and nutrition along with regular exercise, Twin Slim offers a jump start slimming solution many need to achieve their desired weight loss goals.  The proprietary Twin Slim products, GC Slim and Magic Drop, target subcutaneous fat reduction and increase energy throughout the day.

In addition, some of our subsidiaries offer products specific to their local markets.

NHT Global continuously sources unique, proprietary and immediate impact products to offer to our members and customers. Product development is an ongoing process at NHT Global that is fueled by marketplace trends and new scientific findings and research.

Working closely with raw material manufacturers and leading domestic and international contract manufacturers, NHT Global’s mission is to co-develop and bring to market the highest quality products. Our manufacturers are primarily located in the United States and some in Asia.  Our raw materials (including botanical ingredients) are sourced from reputable suppliers around the world. In addition, raw material Certificates of Analysis are reviewed in our effort to assure that the appropriate testing has been performed and are within ingredient specification requirements.

Operations of the Business

Operating Strategy

Our objective is to help our members succeed in achieving their life objectives; be it personal health, beauty, happiness or financial security.  The Company consists of professionals who focus on assisting our members in attaining their goals.

We believe that, since early 2010, we have completely changed our corporate identity and are building a competitive business model applicable to the markets we operate in based on six key competencies:

•
Our field leaders are experienced and culturally coherent.  They work effectively with the Company’s management, implementing our strategies and providing continuous feedback to improve the Company’s services.  Most of them have been with the Company for seven years or more and are fiercely loyal to the Company.

•
The Company has implemented a commission structure that makes it as easy as possible to join the Company’s business, while giving existing members a chance to start making money as quickly as possible in a number of different ways.

•
We have developed and rolled out a comprehensive training system that provides a complete career path appropriate for our members.  Our training material covers the needs of all of our members, be they prospects, new recruits, product evangelists, sales leaders or dream builders.

•
The continuously improving mentality and methodology we have instilled in our field leaders and personnel have not only distinguished us as an organization, but have also given us a constant flow of information as to how we can do better to service our members.

•	We have developed a year-round, multi-faceted promotional plan that targets different segments of our membership and has proven most effective in the last couple of years.
•
Last, but perhaps most importantly, a discipline and capability has been established to continue launching high-quality consumer products that are designed to facilitate the accomplishment of our corporate objective.

Sourcing of Products

Our corporate staff works with research and development personnel of our manufacturers and other prospective vendors to create product concepts and develop the product ideas into actual products.  Each of our three current major product lines - Skindulgence™, Alura™ and Premium Noni Juice™ - were originally conceived by our manufacturing vendors.  We then enter into supply agreements with the vendors pursuant to which we obtain rights to sell the products under private labels (or trademarks) that are owned by us.  Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2010.  In addition, some of our local markets introduce their own products from time to time and these products are sometimes adopted by our other markets.

We or certain of our subsidiaries generally purchase finished goods from manufacturers and sell them to our distributors for their resale or personal consumption.  Alix Technologies (for Skindulgence™ and LaVie™), 40Js LLC (for Alura™) and Two Harbors Trading Company (for Premium Noni Juice™) are our three most significant vendors, accounting for a majority of our product purchases.  We believe that in the event we are unable to source products from our current or alternate suppliers, our revenue, income and cash flow could be adversely and materially impacted.  We have a contract with Two Harbors Trading Company that has annual renewal rights and a contract with 40Js LLC through December 2014.  We do not currently have a long term contract with Alix Technologies.

Marketing and Distribution

We distribute our products internationally primarily through a network marketing system, which is a form of person-to-person direct selling.  Under this system, distributors purchase products at wholesale prices for resale to consumers and for personal consumption.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials as well as higher levels of customer service, all of which are not as readily available through other distribution channels.  In some markets, like China, we distribute our products directly to consumers using an e-commerce platform.

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

	December 31,
	2008	2009	2010

North America	1,310	700	550
Hong Kong	20,810	12,090	9,770
Taiwan	3,450	2,030	1,630
South Korea	3,480	1,860	950
Japan	1,200	690	440
Russia	920	2,480	2,520
Europe	1,250	590	490
Other	270	–	–
Total	32,690	20,440	16,350

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

Employees

At December 31, 2009, we employed 119 total employees worldwide, of which 22 were located in the United States, 63 in Hong Kong and China, 21 in Taiwan, 3 in Europe, 7 in South Korea, and 3 in Japan.

At December 31, 2010, we employed 103 total employees worldwide, of which 22 were located in the United States, 52 in Hong Kong and China, 18 in Taiwan, 3 in Europe, 6 in South Korea, and 2 in Japan.

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

Intellectual Property

Most of our products are packaged under a "private label" arrangement.  We have obtained or applied for trademark registration for certain names, logos and various product names in several countries in which we are doing business or considering expanding into.  We also rely on common law trademark rights to protect our unregistered trademarks.  These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration trademark.  Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used; provided, however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark within that geographic area.

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

Working with Distributors

Sponsorship

Sponsoring new distributors creates multiple levels in the direct selling structure of NHT Global.  The persons that a distributor sponsors within the network are referred to as "sponsored" distributors.  Persons newly recruited are assigned by sponsoring distributors into network positions that can be “under” other distributors, thus they can be called “down-line” distributors.  If down-line distributors also sponsor new distributors, they create additional levels within the structure, but their down-line distributors remain in the same down-line network as their original sponsoring distributor.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale price.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payout may be limited to a hard cap in terms of a specific percentage of the total product sales.  In some markets, commissions may be further limited.

In some markets, we also pay certain bonuses on purchase by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.

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

•
Internet – we maintain a website at www.nhtglobal.com.  On this website, the user can read company news, learn more about various products, sign up to be a distributor, place orders, and track the fulfillment and delivery of their order.

•	Product Literature – we offer a variety of literature to distributors, including product catalogs, informational brochures, pamphlets and posters for individual products.

•	Broadcast E-mail – we send announcements via e-mail to all active distributors.

Technology and Internet Initiatives

We believe that the internet has become increasingly important to our business as more consumers communicate online and purchase products over the internet as opposed to traditional retail and direct sales channels.  As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our distributors to take advantage of the internet.  Substantially all of our sales have occurred via the internet.  NHT Global offers a global web page that allows a distributor to have a personalized website through which he or she can sell products in all of the countries in which we do business.  Links to these websites can be found at our main website for distributors at www.nhtglobal.com.  The information provided on these websites should not be considered part of this report.

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

In accordance with the direct selling regulations, our Chinese subsidiary applied for a direct selling license first in 2005, provided a revised version in June 2006, and then updated again our application in November 2007.  After the approval from the municipal and the provincial authorities, the application did not progress further with the central government.  Eventually, the information contained in our most recent application became stale and we withdrew the license application in February 2009 with the intention of filing an updated application in the future.  As the Company continues to experience changes in the management, location and nature of its business in China, the Company plans to re-apply but has not yet filed an updated application.

Regulation of Our Products

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities in the United States, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, State Attorneys General and other state regulatory agencies.  In our foreign markets, the products are generally regulated by similar government agencies, such as the Ministry of Health, Labour and Welfare in Japan and the Department of Health in Taiwan.

Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug.  In the United States, regulation of cosmetics is under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, eye and facial makeup preparations, perfumes, lipsticks, fingernail polishes, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body.  A product’s intended use can be inferred from marketing or product claims.  The other markets in which we operate have similar regulations.  In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan.  In Taiwan, all “medicated” cosmetic products require registration.  In China, personal care products are placed into one of two categories, “general” and “drug.”  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in China for these products can take from nine to more than 18 months or longer.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  That sometimes requires us to either modify a product or refrain from selling the product in that market.  As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether.  Because of negative publicity associated with some supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In general, the regulatory environment is becoming more complex with increasingly strict regulations each year.

Effective June 2008, the FDA established regulations to require current good manufacturing practices (cGMP) for dietary supplements.  The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products.  The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.

Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AER’s”) effective December 2007, which requires us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of our products.

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

NHT Global distributors are compensated for sales generated by distributors they have recruited and all subsequent distributors recruited by their "down-line" network of distributors.  The experience of the direct selling industry has been that once a sizeable network of distributors is established, new and alternative products and services can be offered to those distributors for sale to consumers and additional distributors.  The successful introduction of new products can dramatically increase sales and profits for both distributors and the direct selling marketing organization.

Competition

We compete with a significant number of other retailers that are engaged in similar lines of business, including sellers of health-related products and other network marketing companies such as Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., Mannatech, Inc., Reliv’ International, Inc, and Herbalife, Ltd.  Many of our competitors have greater name recognition and financial resources than we do and also have many more distributors.  A number of our former employees and distributors now work for competitors, and sometimes try to use relationships and knowledge obtained with us to compete with us.

Our ability to compete with other network marketing companies depends, in significant part, on our success in attracting and retaining distributors.  There can be no assurance that our programs for attracting and retaining distributors will be successful.  The pool of individuals interested in network marketing is limited in each market and is reduced to the extent other network marketing companies successfully attract these individuals into their businesses.  Although we believe that we offer an attractive opportunity for our distributors, there can be no assurance that other network marketing companies will not be able to recruit our existing distributors or deplete the pool of potential distributors in a given market.

The direct selling channel tends to sell products at a higher price compared to traditional retailers, which poses a degree of competitive risk.  There is no assurance that we would continue to compete effectively against retail stores, internet-based retailers or other direct sellers.

Item 1A.                 RISK FACTORS

We are exposed to a variety of risks that are present in our business and industry.  The following are some of the more significant factors that could affect our business, results of operations and financial condition.

Difficult economic conditions could harm our business.

Global economic conditions continue to be challenging, and it is not possible for us to predict the extent and timing of any improvement in global economic conditions.  The economic downturn could adversely impact our business in the future by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen.  In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease our distributors' ability to obtain or maintain credit cards or otherwise afford to purchase our products, and may otherwise adversely impact our operations and overall financial condition.

We may experience substantial negative cash flows, which may have a significant adverse effect on our business and could threaten our solvency.

We experienced substantial negative cash flows during the years ended December 31, 2008, 2009 and 2010, primarily due to declines in our revenues without proportional decreases in expenditures.  If we again experience negative cash flows, our decreasing cash balance could impair our ability to support our operations and, eventually, threaten our solvency, which would have a material adverse effect on our business, results of operations and financial condition, as well as our stock price.  Negative cash flows and the related adverse market perception associated therewith may have negatively affected, and may in the future negatively affect, our ability to attract new distributors and/or sell our products.  There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we could be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.

If we experience negative cash flows, we may need to seek additional debt or equity financing, which may not be available on acceptable terms or at all.  If available, it could have a highly dilutive effect on the holdings of existing stockholders.

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

The anti-dilution provisions of warrants to purchase 1,645,547 shares of our common stock would, if triggered, cause substantial dilution and may, therefore, make it particularly difficult to obtain new equity financing.  The warrants were originally issued under a Securities Purchase Agreement dated October 19, 2007.  The warrants have an exercise price of $3.52 per share, subject to certain anti-dilution provisions that reduce the exercise price and increase the number of shares underlying the warrants if the Company issues its common stock or equivalent securities at below the exercise price for the warrants (with certain transactions exempted).  Warrants to purchase 149,595 shares of our common stock expire on April 21, 2013, and the remaining warrants for the purchase of 1,495,952 shares of our common stock expire on April 21, 2016.

We could be adversely affected by additional management changes or an inability to attract and retain key management, directors and consultants.

Our future success depends to a significant degree on the skills, experience and efforts of our top management and directors.  A series of changes in top management since November 2005 may have had, and may in the future have, a material adverse effect on our business, results of operations and financial condition.  We also depend on the ability of our executive officers and other members of senior management to work effectively as a team.  The loss of one or more of our executive officers, members of our senior management or directors could have a material adverse effect on our business, results of operations and financial condition.  Moreover, as our business evolves, we may require additional or different management members, directors or consultants, and there can be no assurance that we will be able to locate, attract and retain them if and when they are needed.

Because our Hong Kong operations account for a majority of our overall business, and most of our Hong Kong business is derived from the sale of products to members in China, any material adverse change in our business relating to either Hong Kong or China would likely have a material adverse impact on our overall business.

In 2008, 2009 and 2010 approximately 66%, 64% and 59% of our revenue, respectively, was generated in Hong Kong.  Most of our Hong Kong revenues are derived from the sale of products that are delivered to members in China.    This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

In contrast to our operations in other parts of the world, we have not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license that we do not have, and has also adopted anti-multilevel marketing legislation.   We operate an e-commerce direct selling model in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong.   Products purchased by members in China are delivered by us to one or more third parties that act as the importers of record under agreements to pay applicable duties.   In addition, through a Chinese entity we sell products in China using an e-commerce retail model.  The Chinese entity operates separately from the Hong Kong entity, although a Chinese member may elect to participate separately in both.

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

Because of the Chinese government’s significant concerns about direct selling activities, it scrutinizes very closely activities of direct selling companies. At times, investigations and related actions by government regulators have resulted in a few cases where we have paid substantial fines.  In each of these cases, we have been allowed to recommence operations after the government’s investigation, and no material changes to our business model were required in connection with these fines and impediments.

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

Various other factors could harm our business in Hong Kong and China, such as worsening economic conditions in Hong Kong or China, adverse local publicity or other events that may be out of our control.  For example, we were advised to voluntarily suspend marketing activities in China during the third quarter of 2007 when the Chinese government was expected to impose a more intense enforcement program against illegal chain sales activities.  We did not want to run the risk of being inadvertently entangled in the government enforcement actions and voluntarily withdrew all marketing activities from China during that period.  It may be necessary or advisable to repeat this or similar actions from time to time in the future, and such periods of reduced activity could have a material adverse effect on our business.

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

We distribute our products through independent distributors, and we depend upon them directly for all of our sales in most of our markets.  Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors.  Our direct selling organization is headed by a relatively small number of key distributors.  The loss of a significant number of distributors, including any key distributors, could materially and adversely affect sales of our products and could impair our ability to attract new distributors.  Moreover, the replacement of distributors could be difficult because, in our efforts to attract and retain distributors, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.  Our distributors may terminate their services with us at any time and, in fact, like most direct selling organizations we have a high rate of attrition.

We experienced a 43%, 37% and 20% decrease in active distributors during 2008, 2009 and 2010, respectively.  The number of active distributors or their productivity may not increase and could further decline in the future.  Distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover in our distributor ranks.  We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.

The number and productivity of our distributors could be harmed by several factors, including:

•	adverse publicity or negative perceptions regarding us, our products, our distribution channel, our method of distribution or our competitors;
•	lack of interest in, or the technical failure of, existing or new products;
•	lack of interest in our existing compensation plan for distributors or in enhancements or other changes to that compensation plan;
•	our actions to enforce our policies and procedures;
•	regulatory actions or charges or private actions against us or others in our industry;
•	general economic and business conditions;
•	changes in management or the loss of one or more key distributor leaders;
•	entry of new competitors, or new products or compensation plan enhancements by existing competitors, in our markets; and
•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

The high level of competition in our industry could adversely affect our business.

The business of marketing personal care, cosmetic, nutritional supplements, and lifestyle enhancement products is highly competitive.  This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad.  The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  Sales of similar products by competitors may materially and adversely affect our business, financial condition and results of operations.

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

A significant expense is the payment of compensation to our distributors, which represented approximately 39%, 38% and 37% of net sales during 2008, 2009 and 2010, respectively.  We compensate our distributors by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.

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

Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.

Our direct selling system is subject to extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult and may require the devotion of significant resources on our part.  There can be no assurance that we or our distributors are in compliance with all of these regulations.  Our failure or our distributors’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business.  If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline.

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets.  This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales.  For example, the FTC released a proposed New Business Opportunity Rule in April 2006.  As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours.  However, in March 2008 the FTC issued a revised notice of proposed rulemaking, which indicates that the New Business Opportunity Rule as drafted will not apply to multi-level marketing companies.  The comment and rebuttal periods regarding the proposed rule have closed, but the FTC has not yet issued a final rule.  The New Business Opportunity Rule is currently only a proposed rule and may change before it is implemented, if it is implemented at all.

Challenges by third parties to the form of our business model could harm our business.

We are also subject to the risk of private party challenges to the legality of our direct selling system.  The regulatory requirements concerning direct selling systems do not include “bright line” rules and are inherently fact-based and subject to judicial interpretation. An adverse judicial determination against us with respect to our direct selling system, or in proceedings not involving us directly but which challenge the legality of other direct selling marketing systems, could have a material adverse effect on our business.  Moreover, there is a risk that such challenges and settlements involving other parties could provide incentives for similar actions by distributors against us and other direct selling companies.  Any challenges regarding us or others in our industry could harm our business if such challenges result in the imposition of any fines or damages on our business, create adverse publicity, increase scrutiny of our industry, detrimentally affect our efforts to recruit or motivate distributors and attract customers, or interpret laws in a manner inconsistent with our current business practices.

Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets.

The formulation, manufacturing, packaging, labeling, importation, advertising, distribution, sale and storage of certain of our products are subject to extensive regulation by various federal agencies, including the U.S. Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission and the United States Department of Agriculture and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  For example, the FDA requires us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing and storage of foods and OTC drugs.  We are also now required to report serious adverse events associated with consumer use of certain of our products.  Other laws and regulations govern or restrict the claims that may be made about our products and the information that must be included and excluded on labels.

In markets outside the United States, prior to commencing operations or marketing new products, we may be required to obtain approvals, licenses, or certifications from a ministry of health or a comparable agency.   Moreover, a foreign jurisdiction may pass laws that would prohibit the use of certain ingredients in their particular market.  Compliance with these regulations can create delays and added expense in introducing new products to certain markets.

Failure by our distributors or us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business.  If we are not able to satisfy the various regulations, then we would have to cease sales of that product in that market.  In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in significant loss of sales revenues.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, could have on our business.  These potential effects could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping and reporting requirements, expanded documentation of the properties of certain products, expanded or different labeling, or additional scientific substantiation.  Any or all of these requirements could have a material adverse effect on our business, financial condition, or results of operations.

New regulations governing the marketing and sale of nutritional supplements could harm our business.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements.  Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements.  We face similar pressures in our other markets, including Europe, which is expected to adopt additional regulations setting new limits on acceptable maximum levels of vitamins and minerals.  In the United States, effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that require disclosure of material connections between an endorser and the company they are endorsing and do not allow marketing using atypical results.  The requirements and restrictions of the revised Guides may diminish the impact of our marketing efforts and negatively impact our sales results.  If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

Regulations governing the production and marketing of our personal care products could harm our business.

Our personal care products are subject to various domestic and foreign laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug.  A determination that our cosmetic products impact the structure or function of the human body, or improper marketing claims by our distributors may lead to a determination that such products require pre-market approval as a drug.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our products and/or required to adjust our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our personal care products or impose additional burdens or requirements on the contents of our personal care products or require us to reformulate our products.

If we are found not to be in compliance with good manufacturing practices our operations could be harmed.

FDA regulations on Good Manufacturing Practices and Adverse Event Reporting requirements for the nutritional supplement industry have recently gone into effect and require good manufacturing processes for us and our vendors, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.   We are also now required to report serious adverse events associated with consumer use of our products.  Our operations could be harmed if regulatory authorities make determinations that we or our vendors are not in compliance with the new regulations.  A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain of our products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business

Our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors for which we may be held responsible, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products.  Distributor activities in our existing markets that violate applicable governmental laws or regulations could result in governmental or private actions against us in markets where we operate.  Given the size of our distributor force, we cannot ensure that our distributors would comply with applicable legal requirements.

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

We have a limited product line.

We offer a limited number of products under our NHT Global brand.  Our Premium Noni Juice™ , Skindulgence™ , Alura™ and La Vie™ products each account for a significant portion of our total sales and, together, account for a significant majority of our total sales.  If demand for any of these four products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products (we currently source two of these products from a single supplier and the other two products from two other suppliers), or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations could be materially and adversely affected.

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

Growth may be impeded by the political and economic risks of entering and operating foreign markets.

Our ability to achieve future growth is dependent, in part, on our ability to continue our international expansion efforts.  However, there can be no assurance that we would be able to grow in our existing international markets, enter new international markets on a timely basis, or that new markets would be profitable.  We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market.

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

Currency exchange rate fluctuations could lower our revenue and net income.

In 2008, 2009 and 2010, approximately 93%, 95% and 95%, respectively, of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar.  We also purchase almost all inventories in U.S. dollars.  Our foreign currency exchange rate exposure, mainly to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble and European euro, represented approximately 32% and 36% of our revenue in 2009 and 2010, respectively.  Our foreign currency exchange rate exposure may increase in the near future as our Greater China, Russia and European subsidiaries expand operations and we develop new markets.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.

Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.  Further, to date we have not attempted to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts.

Transfer pricing, duties and other tax regulations affect our business.

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

We may be held responsible for certain taxes or assessments relating to the activities of our distributors, which could harm our financial condition and operating results.

Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect the taxes, such as value added taxes, and to maintain appropriate records.  In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors.

We may face litigation that could harm our business.

We have been parties to lawsuits and other proceedings in the past.  Prosecuting and defending against existing and potential litigation and other governmental proceedings may continue to require significant expense and attention of our management.  There can be no assurance that the significant money, time and effort spent will not adversely affect our business, financial condition and results of operations.

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

Currently, we do not have product liability insurance, although the insurance carried by our suppliers may cover certain product liability claims against us.  As a marketer of dietary supplements, cosmetics and other products that are ingested by consumers or applied to their bodies, we may become subjected to various product liability claims, including that:

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

Our internal controls and accounting methods may require modification.

We continue to develop controls and procedures and plan to implement additional controls and procedures sufficient to accurately report our financial performance on a timely basis in the foreseeable future.  If we do not develop and implement effective controls and procedures, we may not be able to report our financial performance on a timely basis and our business and stock price would be adversely affected.

If we fail to achieve and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  We are required to provide management’s assessment of internal controls in conjunction with the filing of this report.  As disclosed under Item 9A of this report, our management has not been able to document our internal controls sufficiently to conclude that our internal control over financial reporting was effective at December 31, 2009 and 2010, and therefore has concluded that such internal controls are not effective.  If and as we obtain that documentation, our future assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K.  We believe, at the current time, that we are taking appropriate steps to mitigate these risks.  However, disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.

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

Although we believe that the members of our software development team have the qualifications, know-how and experience to perform the necessary software development and other information technology services, there can be no assurance that there will not be delays or interruptions in these services.  An interruption or delay in availability of these services could, if it lasted long enough, prevent us from making sales, cause distributors to leave our business, or otherwise materially adversely affect our business.

System failures and attacks could harm our business.

Because of our diverse geographic operations and our internationally applicable distributor compensation plans, our business is highly dependent on efficiently functioning of our information technology systems and operations, which are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures, computer viruses and worms, hacking, denial of service attacks, software defects and other events.  They are also subject to break-ins, sabotage, acts of vandalism and similar misconduct, as well as human error.  Despite precautions implemented by our information technology staff, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

Moreover, hackers could attack our system seeking to retrieve personal or confidential information of the company or of third parties, such as credit card information used to purchase our products on-line.  Although we take steps to prevent such loss of information, there can be no assurance that our system will not be successfully hacked.  Laws in the United States and other jurisdictions where we do business require prompt notice of any such loss of information.  Failure to comply with those reporting obligations could result in material penalties.  In addition, if our system were hacked, we could incur material costs in investigating the incidents and could be liable for damages.  Any such damages may or may not be covered by insurance.

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

The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock.

As of November 7, 2011, we had outstanding 11,326,323 shares of common stock and also (i) options to purchase an aggregate of 22,500 shares of our common stock, all with an exercise price of $1.80, (ii) warrants outstanding from our May 2007 private placement exercisable for 2,059,307 shares of our common stock at an exercise price of $5.00 per share, (iii) 138,400 shares of Series A preferred stock, convertible into the same number of shares of common stock and (iv) warrants issued in our October 2007 private placement exercisable for 1,645,547 shares of common stock at an exercise price of $3.52 per share. If these convertible securities are exercised or converted, and the shares of common stock issued upon such exercise or conversion are sold, our common stockholders may experience substantial dilution and the market price of our shares of common stock could decline.  Further, the perception that such convertible securities might be exercised or converted could adversely affect the market price of our shares of common stock.  In addition, holders of our warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the warrants and options.  The anti-dilution provisions of warrants to purchase 1,645,547 shares of our common stock would, if triggered, cause substantial dilution and may, therefore, make it particularly difficult to obtain new equity financing.

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

Penny stock regulations are applicable to investment in our shares of common stock

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to penny stock rules.  Many brokers will not deal with penny stocks, restricting the market for our shares of common stock.

Item 1B.                 UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.                 PROPERTIES

We lease approximately 4,400 square feet in Dallas, Texas for our corporate headquarters.  Outside the United States, we lease office space in Hong Kong, China, Japan, Taiwan and South Korea.  In China, we also lease a building north of the city of Dalian with the intention of developing a multi-purposed facility serving the needs of consumers in northern China.  We contract with third parties for fulfillment and distribution operations in most of our international markets.  We believe that our existing properties are in good condition, suitable and adequate for the conduct of our business.

Item 3.                 LEGAL PROCEEDINGS

On June 26, 2008, the Company sued Terry LaCore and bHIP Global, Inc. in the 116th District Court, Dallas County, Texas, in Cause No. 08-06925 styled Natural Health Trends Corp. v. bHIP Global, Inc. and Terry LaCore.  The Company sought an unspecified amount in actual and punitive damages, as well as a temporary and permanent injunction and other equitable relief.  The Company claimed that Mr. LaCore deceived the Company, breached fiduciary duties, and breached various agreements regarding the use, disclosure and return of confidential information and other assets and the non-interference with the Company and its business and relationships.  The Company also claimed that Mr. LaCore and bHIP Global, Inc. were unlawfully taking, disparaging and/or interfering with the Company’s reputation, identity, confidential information, contracts and relationships, products, businesses and other assets.  The Company obtained temporary injunctive relief against Mr. LaCore and  bHIP Global, Inc. and its officers, agents, employees and attorneys.  On April 10, 2009, the Company added a former employee and director of its Hong Kong subsidiary, Jeff Provost, as a defendant in this lawsuit.  On July 2, 2009, Mr. Provost asserted counterclaims against the Company for certain bonuses and other compensation that Mr. Provost alleged were owed to him.  Mr. Provost sought in excess of $400,000 on his counterclaims.  On December 31, 2009, the Company signed a confidential Settlement Agreement with bHIP Global, Inc., Terry LaCore, Jeff Provost, and MarketVision Consulting Group, Inc.  The parties no longer desired to pursue their claims for business purposes and their differences have been resolved on a mutually acceptable basis.  As part of the Settlement Agreement, bHIP Global, Inc. purchased the Company’s rights to the name “BHIP.” On January 12, 2010, the court entered an order dismissing with prejudice all claims asserted by all parties in the bHIP lawsuit.

On July 16, 2008, Lisa Grossmann, a former distributor and consultant for the Company, sued the Company, and certain current officers and directors, in the Superior Court of California in Sacramento, California, in Case No. 34-2008-00016090 styled Lisa Grossmann, et al. v. Natural Health Trends Corp., et al.  Ms. Grossmann purported to sue individually and on behalf of California distributors, shareholders, and customers of the Company.  On behalf of California residents, Ms. Grossmann alleged that the defendants engaged in, or conspired to engage in, unfair competition and false advertising and seeks an unspecified amount of restitution and disgorgement, as well as an injunction.  Individually, Ms. Grossmann alleged that the Company breached a contract to pay distributor commissions to her, the Company breached an implied covenant of good faith and fair dealing, all defendants were unjustly enriched at her expense, the individual defendants breached fiduciary duties to her, all defendants were negligent in conducting the affairs of the Company, and all defendants committed fraud.  Ms. Grossman sought in excess of $500,000 in damages on her individual claims.  On June 8, 2009, the Superior Court granted the defendants’ motion to quash service of the lawsuit on them for lack of personal jurisdiction.  On June 16, 2009, Ms. Grossmann added one of the Company’s subsidiaries, NHT Global, Inc. (“NHTG”), as a defendant to her lawsuit.  On September 24, 2009, the Court denied NHTG’s motion to quash service of the lawsuit for lack of personal jurisdiction.  However, on December 23, 2009, the Court sustained a demurrer to Ms. Grossmann’s claim on behalf of California residents, without leave to amend, and ordered that all of the remaining claims be dismissed for inconvenient forum.  The Court entered judgment on those orders, which judgment was not appealed.

On or about January 4, 2010, Steve Francisco sued the Company’s subsidiary, NHT Global, Inc., in the Superior Court for Orange County, California, in Case No. 30-2010-00333395, styled Steve Francisco, Starsearch International, LLC, and Healthlik Resources, LLC v. NHT Global, Inc., eKaire.com, Inc. and Does 1 through 20.  Mr. Francisco sought damages for the alleged breach of a prior settlement agreement under which NHT Global had agreed to pay Mr. Francisco payments of not less than $10,000 and not more than $30,000 per month unless and until Mr. Francisco violated NHT Global’s policies and procedures.  On March 12, 2009, NHT Global had terminated payments to Mr. Francisco for violating the policies and procedures.  Mr. Francisco sought recovery of $100,000 in damages accrued through the date of filing of the lawsuit and an order requiring NHT Global to continue making the monthly payments required by the settlement agreement, as well as an accounting, attorneys’ fees and costs.  Mr. Francisco’s lawsuit also sought payment of certain promissory notes in the aggregate amount of $102,000 made by eKaire.com, Inc., a former subsidiary no longer affiliated with the Company, who separately answered the lawsuit.  Trial of this lawsuit was set for February 14, 2011.  On February 14, 2011, the parties announced to the court that they had reached an oral settlement agreement that was pending documentation.  On or about March 8, 2011, NHT Global, Inc. and the plaintiffs in this lawsuit signed a Confidential Settlement Agreement and Mutual Release, containing a mutually agreeable, confidential settlement of the case.

On or about June 9, 2010, the Company vacated the premises it leased at 2050 Diplomat Drive, Dallas, Texas, so that it could be leased to a new tenant.  The landlord, CLP Properties Texas, LP (the “Landlord”), terminated the lease as of June 17, 2010 and entered into a lease with a new tenant.  On or about August 17, 2010, the Company received the Landlord’s written demand for payment of $413,000 for unpaid rent and other charges due under the lease through June 17, 2010.  On September 30, 2010, CLP Properties Texas, LP, sued the Company in the 116th Judicial District Court, Dallas County, Texas, in Cause No. 10-13043, styled CLP Properties Texas, LP v. Natural Health Trends Corp.  The lawsuit alleged breach of the lease and sought actual damages, interest, costs and attorneys’ fees.  The Company answered with a general denial, and gave notice to the Landlord that it intended to assert an affirmative defense of failure to mitigate damages.  On or about June 2, 2011, the parties signed a Settlement Agreement under which the Company agreed to pay the Landlord $50,000 by June 3, 2011 and an additional $75,000 by September 15, 2011.  These amounts were timely paid, and the lawsuit was dismissed with prejudice.

Currently, there is no pending litigation against us other than as disclosed in the paragraphs above.  From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business.  Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition.  Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 4.                 (REMOVED AND RESERVED)

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the Pink Sheets, a centralized electronic quotation service run by Pink OTC Markets Inc. for over-the-counter securities under the trading symbol “NHTC.”  Prior to August 13, 2010, our common stock was quoted under the trading symbol “BHIP.”  Our common stock was traded on the Nasdaq Capital Market before November 11, 2009.  The following table sets forth the composite of the high and low bid quotations of our common stock as reported by the Pink Sheets and the high and low intra-day sales prices of our common stock as reported on the Nasdaq Capital Market.  The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2009		2010
	High	Low	High	Low

March 31	$0.40	$0.21	$0.30	$0.13
June 30	0.82	0.34	0.35	0.21
September 30	1.06	0.45	0.30	0.17
December 31	0.79	0.14	0.17	0.05

On November 7, 2011, the last reported bid quotation of our common stock on the Pink Sheets was $0.65 per share.

Holders of Record

At November 7, 2011, there were approximately 190 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Dividends

We have never declared or paid any cash dividend on our common stock.  We currently intend to retain earnings, if any, to finance the growth and development of our business.  We do not expect to pay any dividends in the foreseeable future.  Payment of any future dividends on shares of our common stock will be at the discretion of our Board of Directors.  At December 31, 2010, we had accrued unpaid dividends of $140,000 with respect to the Series A preferred stock, but such dividends have not been declared and we are under no obligation to pay such accrued dividends except in certain extraordinary circumstances.

Equity Compensation Plan Information

The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2009 and 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

As of December 31, 2010:
Equity compensation plans approved by security holders	22,500	$1.80	602,335
Equity compensation plans not approved by security holders	–	–	–
Total	22,500	$1.80	602,335

As of December 31, 2009:
Equity compensation plans approved by security holders	27,500	$1.80	529,519
Equity compensation plans not approved by security holders	–	–	–
Total	27,500	$1.80	529,519

Recent Sales of Unregistered Securities

On June 18, 2009, we issued 60,000 shares of common stock to Phillip M. Kelly, as Chapter 7 Bankruptcy Trustee in the Matter of John Loghry and Robin Loghry pursuant to a Settlement Agreement and Mutual Release dated as of May 14, 2009, by and among Phillip M. Kelly, as Chapter 7 Bankruptcy Trustee in the Matter of John Loghry and Robin Loghry, on the one hand, and Natural Health Trends Corp., NHT Global, Inc., Steve Francisco, and Starsearch International, LLC.  The shares were issued as partial settlement and release of claims asserted against the Company in Civil Action No. 3:06-CV-0561-L, styled Phillip M. Kelly, as Chapter 7 Bankruptcy Trustee in the matter of John Loghry and Robyn Loghry, Plaintiff, vs. Lexxus International, Inc., Natural Health Trends Corp., Terry LaCore, Lisa Grossmann, Curtis Broome, and Mark Woodburn, Defendants, in the United States District Court for the Northern District of Texas.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.               SELECTED FINANCIAL DATA

Not applicable under smaller reporting company disclosure rules.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company.  Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand.  In most markets, we sell our products to an independent distributor network that either uses the products themselves or resells them to consumers.  Our majority-owned subsidiaries have an active physical presence in the following markets:  North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia.

Our distributor network operates in a seamless manner from market to market, except for the Chinese market.  We believe that each of our operating segments should be aggregated into a single reportable segment as they have similar economic characteristics.  Additionally, we believe that each of the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.  Our e-commerce retail business in China does not require a direct selling license and allows for discounts on volume purchases.  There is no separate segment manager who is held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for the Chinese market on a stand-alone basis.  Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

As of December 31, 2010, we were conducting business through approximately 16,000 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, namely Greater China and Russia.  Additionally, we have consolidated underperforming markets in Latin America and Southeast Asia to further improve operating results and free up additional internal resources for our most promising markets.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing almost 60% of net sales in the latest fiscal year.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

China has been and continues to be our most important business development project.  In June 2004, NHT Global obtained a general business license in China.  Direct selling is prohibited in China without a direct selling license that we do not have.  In December 2005, we submitted a preliminary application for a direct selling license.  In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government.  In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate from our current worldwide platform.  We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market.  The platform is designed to be in compliance with our understanding of current laws and regulations in China.  In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments.  These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress.  By now, the information contained in the most recent application is stale.  The Company applied to temporarily withdraw the license application in February 2009 to furnish new information and intends to amend its application with the goal to re-apply in the future.   We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.

Most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China.  After consulting with outside professionals, the Company believes that its Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchase of our products by buyers in China.  But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributable to us.  In addition, other Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, in China are subject to interpretations and enforcement attitudes that sometimes vary from province to province, among different levels of government, and from time to time.  Members sometimes violate one or more of the laws regulating these activities, notwithstanding training that the Company attempts to provide.  Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement. The Company believes that this has led some existing members in China – who are signed up as distributors in Hong Kong - to leave the business or curtail their selling activities and has led potential members to choose not to participate.  Among other things, the Company is combating this with more training and public relations efforts that are designed, among other things, to distinguish the Company from businesses that make no attempt to comply with the law.  This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically.  See “Item 1A.  Risk Factors—Because our Hong Kong operations account for a majority of our overall business….”

Income Statement Presentation

We derive revenue from sales of products, enrollment packages, and shipping charges.  Substantially all of our product sales are to independent distributors at published wholesale prices.  Product sales are recorded when the products are shipped and title passes to independent distributors, which generally is upon our delivery to the carrier that completes delivery to the distributors.  We estimate and accrue a reserve for product returns based on our return policies and historical experience.  Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.

Cost of sales consist primarily of products purchased from third-party manufacturers, freight cost for shipping products to distributors, import duties, costs of promotional materials sold to the Company’s distributors at or near cost, and provisions for slow moving or obsolete inventories.  Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs.

Distributor commissions are typically our most significant expense and are classified as an operating expense.  Under our compensation plan, distributors are paid weekly commissions, generally in their home country currency, for product sold by their down-line distributor network across all geographic markets, except China, where we launched an e-commerce retail platform and do not pay any commissions.  Distributors are not paid commissions on purchases or sales of our products made directly by them.  This "seamless" compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to conduct our business.  Currently, there are basically two ways in which our distributors can earn income:

•
Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

•	Through commissions paid on product purchases made by their down-line distributors.

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for fiscal 2008, 2009 and 2010, represented 39%, 38%, and 37% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

The functional currency of our international subsidiaries is generally their local currency.  Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period.  Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into a separate component of stockholders’ equity and represents the only component of accumulated other comprehensive income.

Sales to customers outside the United States are transacted in the respective local currencies and are translated into U.S. dollars using average rates of exchange for each monthly accounting period to which they relate.  Most of our product purchases from third-party manufacturers are transacted in U.S. dollars.  Consequently, our sales and net earnings are affected by changes in currency exchange rates, with sales and earnings generally increasing with a weakening U.S. dollar and decreasing with a strengthening U.S. dollar.

Results of Operations

Annual Financial Information

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2008	2009	2010

Net sales	100.0%	100.0%	100.0%
Cost of sales	27.7	31.0	29.6
Gross profit	72.3	69.0	70.4
Operating expenses:
Distributor commissions	38.5	37.7	36.8
Selling, general and administrative expenses	37.5	45.2	41.6
Depreciation and amortization	3.2	4.3	5.1
Total operating expenses	79.2	87.2	83.5
Loss from operations	(6.9)	(18.2)	(13.1)
Other income (expense), net	(0.5)	(2.8)	2.5
Loss before income taxes	(7.4)	(21.0)	(10.6)
Income tax provision (benefit)	1.0	(0.2)	(0.1)
Net loss	(8.4)%	(20.8)%	(10.5)%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2008		2009		2010

North America	$3,247	7.1%	$1,477	4.8%	$1,214	5.2%
Hong Kong	30,272	66.1	19,574	63.7	13,930	59.1
China	1,328	2.9	1,644	5.3	1,202	5.1
Taiwan	4,444	9.7	2,259	7.3	1,870	7.9
South Korea	3,805	8.3	1,652	5.4	828	3.5
Japan	1,244	2.7	675	2.2	428	1.8
Russia	–	–	1,602	5.2	3,541	15.0
Europe	1,223	2.7	1,859	6.1	563	2.4
Other1	243	0.5	–	–	–	–
Total	$45,806	100.0%	$30,742	100.0%	$23,576	100.0%

1  Includes sales from the Latin America, Australia, New Zealand, and Southeast Asia markets.

Net sales were $30.7 million for the year ended December 31, 2009 compared to $45.8 million for the year ended December 31, 2008, a decrease of $15.1 million or 33%.  Hong Kong sales decreased $10.7 million, or 35%, over the comparable period a year ago.  Net sales for North America, South Korea, Taiwan and Japan were down $1.8 million, $2.2 million, $2.2 million and $569,000, respectively.  North America sales were impacted by the launch of retail product selling in Italy during June 2008.  Prior to the launch, sales into the European market were fulfilled by our North America subsidiaries.  European sales during the year ended December 31, 2009 totaled $1.9 million and included sales related to our Russian market through August 2009, at which time the Russian market officially launched.  Russian sales during the four months ended December 31, 2009 totaled $1.6 million.  Additionally, net sales in China from our e-commerce retail platform increased $316,000 over the comparable period a year ago.

The decrease in net sales in Hong Kong, Taiwan and South Korea was primarily due to the Company’s effort to reduce loss-making recruitment programs.  The Company lowered the cost of new member acquisition and began focusing more on improving the productivity of its existing members.  Also, certain of the Company’s Hong Kong member’s groups re-organized their leadership during the first half of 2009.  In working with the changing leadership of the groups, the Company deferred and scaled back certain marketing activities.  Net sales in Hong Kong were also down in 2009 due in part to delays in shipping orders during the 4th quarter of 2009 that resulted from operational issues with our third party logistics partners, who were replaced during 2010.  As of December 31, 2009, the operating subsidiaries of the Company had 20,000 active distributors, compared to 33,000 active distributors at December 31, 2008.  Hong Kong experienced a decrease of 9,000 active distributors, or 42%, from December 31, 2008 to December 31, 2009.

Net sales were $23.6 million for the year ended December 31, 2010 compared to $30.7 million for the year ended December 31, 2009, a decrease of $7.1 million or 23%.  Hong Kong sales decreased $5.6 million, or 29%, over the comparable period a year ago.  Net sales for North America, South Korea, Taiwan, and Japan were down $263,000, $824,000, $389,000 and $247,000, respectively.  Net sales for Europe decreased by $1.3 million, while Russian net sales increased $1.9 million.  The European market was directly impacted by the launch of the Russian market in August 2009.  Prior to the launch, sales into the Russian market were included as part of the European market.  Additionally, net sales in China from our e-commerce retail platform decreased $442,000 over the comparable period a year ago.

During 2010, the Company continued its plan to focus on incentives that improve productivity and reduce loss-making recruitment programs.  Although the number of active distributors continued to decline from the prior year, the rate of the decline lessened.  In any event, the decrease in net sales was primarily due to the Company’s lower product sales as a result of fewer active distributors and lower membership fee revenue due to promotions in 2010 which offered free or discounted enrollment fees.  As of December 31, 2010, the operating subsidiaries of the Company had 16,000 active distributors, compared to 20,000 active distributors at December 31, 2009.  Hong Kong experienced a decrease of 2,000 active distributors, or 19%, from December 31, 2009 to December 31, 2010.

As of December 31, 2010, the Company had deferred revenue of approximately $1.0 million, of which $776,000 pertained to product sales and $253,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was $21.2 million, or 69.0% of net sales, for the twelve months ended December 31, 2009 compared with $33.1 million, or 72.3% of net sales, for the twelve months ended December 31, 2008.  This decrease in gross profit of $11.9 million was due to decreased product sales.  The erosion in gross profit as a percentage of net sales was mainly due to non-variable Chinese importation costs and the decline in enrollment package revenue.

Gross profit was $16.6 million, or 70.4% of net sales, for the twelve months ended December 31, 2010 compared with $21.2 million, or 69.0% of net sales, for the twelve months ended December 31, 2009.  This decrease of $4.6 million was due to decreased product sales as well.  However, the gross profit percentage slightly increased due to elimination of the non-variable Chinese importation cost at the end of 2009 upon transition to a new service provider.

Distributor Commissions

Distributor commissions were $11.6 million, or 37.7% of net sales, for the year ended December 31, 2009 compared with $17.7 million, or 38.5% of net sales, for the year ended December 31, 2008.  Distributor commissions decreased by $6.1 million, or 34%, mainly due to the decrease in product sales along with less supplemental commissions paid in Taiwan, Europe, South Korea and North America offset by a slight increase in supplemental commissions paid in Hong Kong.

Distributor commissions were $8.7 million, or 36.8% of net sales, for the year ended December 31, 2010 compared with $11.6 million, or 37.7% of net sales, for the year ended December 31, 2009.  Distributor commissions decreased by $2.9 million, or 25%, mainly due to the decrease in product sales along with less supplemental commissions paid in Hong Kong, South Korea, North America and Russia.

We expected certain changes to our commission plan in March 2008 to result in a commission payout percentage that would settle around 40% of product sales.  We made further enhancements to the commission plan in the latter half of 2010 in all of our most significant markets.  The enhancements should not have a significant impact on the overall payout rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.9 million, or 45.2% of net sales, for the year ended December 31, 2009 compared with $17.2 million, or 37.5% of net sales, for the year ended December 31, 2008.  Selling, general and administrative expenses decreased by $3.3 million, or 19%, in the twelve months ended December 31, 2009 mainly due to the following:

•	lower legal and accounting fees ($732,000), employee-related expense and severance costs ($454,000), facility-related costs ($120,000) and insurance costs ($89,000) in North America;
•
lower credit card charges and assessments ($266,000), public relations expense ($211,000), professional fees ($160,000), facility-related expenses ($216,000) and event and other distributor-related costs ($168,000) offset by an increase in employee-related expense and severance costs ($185,000) in Hong Kong and China;

•	lower professional fees ($255,000), employee-related costs ($48,000) and event costs ($20,000) in Europe;
•	lower operating costs due to office closures in Mexico ($408,000) and Southeast Asia ($81,000);
•	lower employee-related costs ($398,000), facility related expenses ($199,000) and credit card changes and assessments ($76,000) in South Korea;
•	lower overall expenses in Japan ($110,000) and Taiwan ($117,000); partially offset by
•
higher stock-based compensation expense ($61,000) of which $26,000 is due to accelerated vesting on certain shares of restricted stock as stipulated in the Going Forward Agreement entered into with the former President of the Company’s subsidiary, MarketVision Communications Corp., and due to the issuance of 60,000 shares of common stock as part of the settlement of the John Loghry legal matter;

•	higher overall expenses in Russia ($327,000) due to the launch of the Russian market in 2009; and
•	higher other professional fees ($362,000) in North America and a legal expense credit in the second quarter of 2008 for reimbursement from our D&O insurance carrier ($100,000).

Selling, general and administrative expenses were $9.8 million, or 41.6% of net sales, for the year ended December 31, 2010 compared with $13.9 million, or 45.2% of net sales, for the year ended December 31, 2009.  Selling, general and administrative expenses decreased by $4.1 million, or 29%, in the twelve months ended December 31, 2010 mainly due to the following:

•
lower legal and accounting fees ($135,000), other professional fees ($842,000), facility-related costs ($125,000), employee-related expense and severance costs ($531,000), litigation settlement costs ($109,000) and insurance costs ($136,000) in North America;

•
lower credit card charges and assessments ($150,000), facility-related expenses ($276,000) and event and other distributor-related costs ($253,000), employee-related expense and severance costs ($402,000) and other miscellaneous business expenses ($82,000) in Hong Kong and China;

•	lower employee-related costs ($223,000) and facility-related expenses ($48,000) offset by an increase in professional fees ($39,000) in South Korea;
•	lower overall expenses in Japan ($45,000), Europe ($185,000) and Taiwan (216,000); and
•	lower stock-based compensation expense ($318,000); partially offset by
•
an increase in credit card charges and assessments ($109,000), professional fees ($70,000) and employee-related expense, event and other distributor-related costs and facility-related costs ($80,000) in Russia.

Other Income (Expense), Net

 Other expense was $226,000 and $875,000 for the years ended December 31, 2008 and 2009, respectively, compared with income of $583,000 for the year ended December 31, 2010.  The increase in other expense from 2008 to 2009 was primarily due to the loss on redemption of the convertible debentures that was recorded upon redemption in August 2009.  Additionally, we de-recognized $2.2 million and $221,000 of unclaimed, aged commission checks in certain of our international markets, primarily Hong Kong, during 2008 and 2009, respectively, as it was determined that it is probable that these commission payments will not be claimed.  Such significant de-recognition is not expected to occur in the future.  We recorded additional income of $2.3 million during the fourth quarter of 2009 upon termination of our relationship with our Hong Kong logistics partners.  Certain amounts invoiced, but unpaid, for services, product and accrued interest were cancelled and offset against inventories and property and equipment retained by the logistics partners.  The only significant component of other income during 2010 was an unrealized gain on foreign exchange amounting to $524,000.

Income Taxes

The provision for income taxes was $456,000 for the year ended December 31, 2008 due primarily to a $351,000 deferred tax liability recorded in Hong Kong upon de-recognition of unclaimed, aged commission checks.  A portion of the deferred tax liability reversed in each of 2009 and 2010, which resulted in an overall income tax benefit in each year.  The Company has not recognized a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Quarterly Financial Information

The following tables set forth our operating results as a percentage of net sales for each of the last twelve fiscal quarters, as derived from our unaudited quarterly statements of operations.  The unaudited quarterly statements of operations are consistent with the consolidated financial statements herein and include normally recurring adjustments that management considers to be necessary for a fair presentation of the data.  Quarterly results are not necessarily indicative of future results of operations.  This information should be read in conjunction with the audited consolidated financial statements and notes thereto that are included elsewhere in this report.

	2008				2009				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	27.1	28.0	27.7	28.0	28.3	29.6	32.9	35.1	29.4	28.3	30.0	30.6
Gross profit	72.9	72.0	72.3	72.0	71.7	70.4	67.1	64.9	70.6	71.7	70.0	69.4
Operating expenses:
Distributor commissions	35.1	37.3	41.5	40.5	38.3	39.2	35.0	37.3	36.1	33.4	39.9	38.1
Selling, general and administrative expenses	40.3	34.7	39.6	35.6	38.2	43.8	56.1	47.7	42.9	45.8	42.0	35.8
Depreciation and amortization	3.6	3.0	3.1	3.3	3.4	4.0	5.7	4.9	5.0	6.8	4.8	3.9
Total operating expenses	79.0	75.0	84.2	79.4	79.9	87.0	96.8	89.9	84.0	86.0	86.7	77.8
Loss from operations	(6.1)	(3.0)	(11.9)	(7.4)	(8.2)	(16.6)	(29.7)	(25.0)	(13.4)	(14.3)	(16.7)	(8.4)
Other income (expense), net	0.2	(5.4)	(8.8)	12.5	(8.5)	(12.0)	(19.8)	31.5	0.1	5.3	3.1	1.6
Income (loss) before income taxes	(5.9)	(8.4)	(20.7)	5.1	(16.7)	(28.6)	(49.5)	6.5	(13.3)	(9.0)	(13.6)	(6.8)
Income tax provision (benefit)	0.3	0.3	0.3	3.0	1.2	(0.9)	0.5	(2.1)	0.2	(0.5)	0.5	(0.6)
Net income (loss)	(6.2)%	(8.7)%	(21.0)%	2.1%	(17.9)%	(27.7)%	(50.0)%	8.6%	(13.5)%	(8.5)%	(14.1)%	(6.2)%

We may experience variations in the results of operations from quarter to quarter as a result of factors that include the following:

•	the recruiting and retention of distributors;
•	the opening of new markets;
•	the timing of Company-sponsored events, incentives and promotions;
•	new product introductions;
•	the timing of holidays, which may reduce the amount of time that our distributors spend selling products or recruiting new distributors;
•	the negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain products in some countries;
•	the adverse effect of a failure by us or distributors (or allegations of such failure) to comply with applicable governmental regulations; and
•	the availability of finished goods for local distribution.

As a result of these and other factors, quarterly revenues, expenses, and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.  There can be no assurance that we will be able to increase revenues in future periods or be able to sustain the level of revenue on a quarterly or annual basis that we have sustained in the past.

Net Sales

The following table sets forth revenue by quarter for the periods indicated (in thousands):

				Change – 2008 vs. 2009		Change – 2009 vs. 2010
	2008	2009	2010	Dollar	Percentage	Dollar	Percentage

March 31	$11,395	$9,869	$6,233	$(1,526)	(13.4)%	$(3,636)	(36.8)%
June 30	12,323	8,472	5,935	(3,851)	(31.3)	(2,537)	(29.9)
September 30	11,016	5,698	5,216	(5,318)	(48.3)	(482)	(8.5)
December 31	11,072	6,703	6,192	(4,369)	(39.5)	(511)	(7.6)
Total	$45,806	$30,742	$23,576	$(15,064)	(32.9)	$(7,166)	(23.3)

The reduction in net sales for each quarter 2009 as compared to 2008 was due to our Hong Kong market as sales decreased 35% year over year.  The decrease was primarily due to the Company’s effort to reduce loss-making recruitment programs.  The Company lowered the cost of new member acquisition and began focusing more on improving the productivity of its existing members.  Also, certain of the Company’s Hong Kong member’s groups re-organized their leadership during the first half of 2009.  In working with the changing leadership of the groups, the Company deferred and scaled back certain marketing activities.  Net sales in Hong Kong during the fourth quarter of 2009 were also down due in part to delays in shipping orders that resulted from operational issues with our third party logistics partners, who were replaced during 2010.  The shipping delays in Hong Kong were resolved in the first quarter of 2010 and resulted in additional income being recognized.  Disregarding the shipping delay, product orders were relatively consistent from quarter to quarter during 2010.

The decline in the percentage change in net sales during the latter half of 2010 as compared to 2009 was due to increased sales in the Russian market surrounding its one-year anniversary event and partly due to the Hong Kong shipping delay as we were unable to recognize the sales during the fourth quarter of 2009.

Gross Profit

Gross profit began to dip around to slightly below 70% during the third quarter of 2009 when the Russian market officially launched.  In July 2009, the Company activated an engagement with a service provider in Russia to provide storage, distribution and order processing services.  Non product-related sales contributed to a slight rebound in gross profit during the first two quarters of 2010.  Additionally, on or about June 9, 2010, the Company vacated the premises it leased at 2050 Diplomat Drive, Dallas, Texas, so that it could be leased to a new tenant.  At that time, a new distribution arrangement commenced which resulted in additional costs savings and improvement in gross profit.  We expect that the lost margin due to the service provider engagement in Russia will gradually return as Russian sales increase.

Distributor Commissions

Distributor commissions as a percentage of net sales began declining during the third quarter of 2009 due to fewer commissions earned in the recently opened Russian market as compared to our more mature markets.  We made further enhancements to the commission plan in the latter half of 2010 to add several new layers of bonuses.  These enhancements occurred gradually in all of our most significant markets.  We expect that our commission payout percentage going forward will remain at roughly 40% of commissionable sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include a combination of both fixed and variable expenses.  Our fixed costs included in selling, general and administrative expenses declined almost every quarter since the beginning of 2008.  As discussed within “Liquidity and Capital Resources,” this was due to cost reduction initiatives which resulted in, among other things, lower corporate legal and accounting costs; lower rent expense, public relations expense, and professional fees in Hong Kong and China; office closures in Mexico and Southeast Asia and downsizing in South Korea; and staff reduction at our corporate headquarters.  As a result of these cost cutting efforts, our selling, general and administrative expenses declined from $4.6 million during the first quarter of 2008 to about $2.2 million quarterly during the second half of 2010.  We do not expect our fixed costs to decline significantly, if at all, from that incurred during the latter part of 2010.

Other Income (Expense), Net

Other expense was incurred each quarter in 2008 and the first three quarters of 2009 due to interest expense on convertible debentures issued in October 2007, including amortization of debt issuance cost and accretion of debt discount, and the loss on redemption of the convertible debentures that was recorded upon redemption in August 2009.  During the fourth quarter of 2008 and the third quarter of 2009, we de-recognized $2.2 million and $221,000 of unclaimed, aged commission checks in certain of our international markets, primarily Hong Kong, respectively, as it was determined that it is probable that these commission payments will not be claimed.  Such significant de-recognition is not expected to occur in the future.  Additionally, we recorded income of $2.3 million during the fourth quarter of 2009 upon termination of our relationship with our Hong Kong logistics partners.  Certain amounts invoiced, but unpaid, for services, product and accrued interest were cancelled and offset against inventories and property and equipment retained by the logistics partners.  The only significant component of other income during 2010 was an unrealized gain on foreign exchange amounting to $524,000, of which half was recognized during the second quarter.

Income Taxes

The provision for income taxes included $351,000 deferred tax expense during the fourth quarter of 2008 upon de-recognition of unclaimed, aged commission checks in Hong Kong.  A portion of the deferred tax liability reversed in each of 2009 and 2010, which resulted in an overall income tax benefit in each year.

Liquidity and Capital Resources

In 2007 through 2010, the Company supplemented its working capital and capital expenditure needs with capital raised from several private placements.

On May 4, 2007, the Company consummated a private equity placement generating gross proceeds of approximately $3.0 million.  The May 2007 financing consisted of the sale of 1,759,307 shares of the Company’s Series A convertible preferred stock and the sale of warrants evidencing the right to purchase 1,759,307 shares of the Company’s common stock.  As partial consideration for placement agency services, the Company issued warrants evidencing the right to purchase an additional 300,000 shares of the Company’s common stock to the placement agent that assisted in the financing.  The warrants are exercisable at any time during the period beginning November 4, 2007 (six months after their issuance) and ending May 4, 2013 (six years after their issuance).  The exercise price of the warrants was $3.80 per share until May 3, 2010, $4.35 per share until November 3, 2011, and is currently $5.00 per share until May 4, 2013, when the warrants expire.

On October 19, 2007, the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures (the “Debentures”) having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock.  One-half of the original principal amount of the Debentures was payable in 12 equal monthly installments beginning on November 1, 2008, and the balance was payable on October 19, 2009, unless extended by the holders to October 19, 2012.  The warrants are exercisable beginning six months and one day after their respective issuance and have an exercise price of $3.52 per share.  The placement agent and its assigns also received five-year warrants to purchase 149,595 shares of the Company’s common stock at an exercise price of $3.52 per share.  Such one-year warrants expired unexercised on April 21, 2009.

At December 31, 2010, the Company’s cash and cash equivalents totaled $648,000.  Total cash and cash equivalents decreased by approximately $1.9 million and $904,000 during the years 2009 and 2010, respectively.

At December 31, 2010, the ratio of current assets to current liabilities was 0.31 to 1.00 and the Company had a working capital deficit of approximately $5.6 million.  Current liabilities included deferred revenue of $1.0 million that consisted of amortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities excluding deferred revenue would be 0.36 to 1.00.  Working capital as of December 31, 2010 decreased $1.1 million compared to that as of December 31, 2009 mainly due to the operating loss incurred during 2010.  This loss was funded by our existing cash and an increase in trade payables.  This increase in working capital deficit was offset by our transition of third party logistics partners in Hong Kong during early 2010, which ultimately reduced the amount of unshipped product that was reflected in current liabilities at the end of 2009.  The working capital deficit increased by $489,000 between December 31, 2008 and December 31, 2009, due to the incurrence of an operating loss during 2009.

Cash used in operations during the year 2010 was $292,000 compared with $2.7 million and $1.6 million during the years 2008 and 2009, respectively.  The decline in cash usage during 2010 was due to our limited availability of cash and the funding of operations with trade payables.  During 2009, cash was utilized to fund the losses.  In 2008, cash was mainly utilized due to decreases in current liabilities, specifically accounts payable, accrued distributor commissions and other expenses, partly offset by a $1.3 million reduction in existing inventories.  The aggregate impact on cash resulting from the decrease in current liabilities totaled $3.8 million.  This was due to the Company’s efforts to reduce operating expenses during the latter half of fiscal 2007 and lower distributor commission payout.  The reduction in inventories was primarily the result of the Company’s intentional efforts to slow down inventory purchasing and monetize existing inventories.

No significant cash flows from investing activities occurred during 2010.  Cash provided by investing activities during 2009 was $3.4 million, due mainly to the removal of restrictions in April 2009 on cash held in China as part of a statutory requirement when a direct selling license was pending.  This cash was utilized to redeem the Debentures in August 2009.  Cash provided by investing activities during 2008 was $198,000, primarily due to a decrease in restricted cash maintained as a reserve with a certain credit card processing company in South Korea to provide for potential uncollectible amounts and chargebacks, partially offset by an increase in capital expenditures during the second quarter of 2008 in Hong Kong for new office space and in China for additional retail space, and during the third quarter of 2008 in China for additional warehouse space.

No significant cash flows from financing activities occurred during 2010.  Cash used in financing activities during 2009 was $3.8 million due to the monthly installment payments on the Debentures that began on November 1, 2008 and the redemption that occurred in August 2009 (as more fully described below).  Cash used in financing activities during 2008 was $396,000.  This was also primarily due to the monthly installments on the Debentures that began on November 1, 2008.  Additionally, a short-term loan for $145,000 was entered into during 2008 by our South Korean subsidiary and repaid in July 2008.

The Company has taken numerous actions to ensure that it will continue as a going concern.  It planned and executed many cost reduction and margin improvement initiatives since the end of the third quarter of 2007, such as (1) reducing headcount, which includes the termination of multiple management-level positions in Greater China, South Korea and North America; (2) down-sizing offices in Greater China and South Korea; (3) closing offices in Latin America and Southeast Asia; (4) renegotiating vendor contracts in Greater China; (5) increasing product pricing in Greater China, Europe and the U.S.; (6) changing commission plans worldwide; (7) streamlining logistics processes in Greater China; (8) introducing better margin pre-assortments; and (9) working actively with our service providers in Greater China to ensure continued services and reduce service charges; and (10) reducing Company-wide discretionary expenses.  Also, we believe that we have taken a number of effective steps toward stabilizing the Company’s revenues on a sequential basis, especially in the Hong Kong market.  As a result, the Company believes that its current cash breakeven level has been significantly reduced and is attainable as seen in the Form 10-Q for the nine months ended September 31, 2011.

The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007 should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline.  If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.  See “Item 1A.  Risk Factors.”

On August 10, 2009, the Company redeemed each of its Debentures issued on October 19, 2007 in the aggregate original principal amount of $4,250,000.  Pursuant to an agreement reached with all of the debenture holders, the Company redeemed the Debentures by paying the debenture holders $2.4 million (96% of the then remaining outstanding principal amount plus unpaid interest accrued through August 10, 2009). The holders of the debentures accepted this payment as full and final payment of all amounts owed, and all claims arising, under the Debentures and waived any right or claim to the payment of the Optional Redemption Amount set out in the Debentures.  Pursuant to their terms, the Debentures were to have matured on October 19, 2009, and the Company had the option of redeeming them earlier for an Optional Redemption Price equal to 115% of the outstanding principal amount.

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

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through July 2013.

The Company has entered into an agreement with one of its suppliers to purchase its product through December 2014.  To maintain this agreement, the Company is required to purchase a minimum of $200,000 and $220,000 of product in 2011 and 2012, respectively.  The minimum purchase requirement in the following two years is dependent on the volume in the preceding year plus an incremental amount not to exceed $40,000.

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined.  In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined.  As of December 31, 2010, no outstanding obligations existed under any severance agreements.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at December 31, 2009 and 2010 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2008, 2009 and 2010, the Company’s inventory value was $2.1 million, $1.0 million and $751,000, respectively, net of reserves of $239,000, $273,000 and $59,000, respectively.  Inventory provision of $229,000 recognized during 2009 primarily related to the Company’s transition of logistics service providers in Hong Kong.  No significant provision was recorded during 2008 and 2010.

Valuation of Goodwill and Other Intangible Assets.  In accordance with accounting principles generally accepted in the United States of America, the value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment.  Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.  We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level.  We test individual indefinite-lived intangibles at least annually by reviewing the individual book values compared to the fair value.  At December 31, 2008, 2009 and 2010, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill or intangible assets was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 5% of sales.  Sales returns were approximately 4%, 3% and 2% of sales for the years ended December 31, 2008, 2009 and 2010, respectively.  The allowance for sales returns was approximately $517,000, $268,000 and $380,000 at December 31, 2008, 2009 and 2010, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $1.9 million, $2.0 million and $776,000 at December 31, 2008, 2009 and 2010, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2008, 2009 and 2010, enrollment package revenue totaling $964,000, $553,000 and $253,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During 2008, 2009 and 2010, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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

NATURAL HEALTH TRENDS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Natural Health Trends Corp.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2010, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Natural Health Trends Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Health Trends Corp.  as of December 31, 2010, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended,  in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, PLLC

Dallas, Texas
November 15, 2011

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2008	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,491	$1,552	$648
Restricted cash	340	330	422
Accounts receivable	71	143	105
Inventories, net	2,141	1,006	751
Other current assets	735	1,196	639
Total current assets	6,778	4,227	2,565
Property and equipment, net	1,173	664	203
Goodwill	1,764	1,764	1,764
Intangible assets, net	1,800	1,000	200
Restricted cash	3,646	316	225
Other assets	1,464	889	406
Total assets	$16,625	$8,860	$5,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,746	$2,478	$3,115
Income taxes payable	187	350	330
Accrued distributor commissions	554	513	723
Other accrued expenses	2,456	1,567	1,792
Deferred revenue	2,841	2,586	1,029
Convertible debentures, net of discount of $2,320 at December 31, 2008	1,534	–	–
Deferred tax liability	351	207	178
Other current liabilities	1,170	1,076	1,017
Total current liabilities	10,839	8,777	8,184
Commitments and contingencies
Stockholders’ equity (deficit):
Natural Health Trends stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2008, 2009 and 2010, aggregate liquidation value of $296	124	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,691,582, 10,809,751, and 10,725,899 shares issued and outstanding at December 31, 2008, 2009 and 2010, respectively	11	11	11
Additional paid-in capital	79,711	80,239	80,414
Accumulated deficit	(74,853)	(81,195)	(83,643)
Accumulated other comprehensive income:
Foreign currency translation adjustments	759	911	366
Total Natural Health Trends stockholders’ equity (deficit)	5,752	90	(2,728)
Noncontrolling interest	34	(7)	(93)
Total stockholders’ equity (deficit)	5,786	83	(2,821)
Total liabilities and stockholders’ equity	$16,625	$8,860	$5,363

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2009	2010

Net sales	$45,806	$30,742	$23,576
Cost of sales	12,681	9,528	6,969
Gross profit	33,125	21,214	16,607
Operating expenses:
Distributor commissions	17,650	11,598	8,671
Selling, general and administrative expenses (including stock-based compensation expense of $554, $492, and $175 during 2008, 2009 and 2010, respectively)	17,171	13,885	9,802
Depreciation and amortization	1,456	1,319	1,213
Impairment of long-lived assets	30	–	–
Total operating expenses	36,307	26,802	19,686
Loss from operations	(3,182)	(5,588)	(3,079)
Other income (expense), net:
Gain (loss) on foreign exchange	(121)	(130)	524
Interest income	107	36	9
Interest expense (including amortization of debt issuance costs and accretion of debt discount of $2,083 and $2,039 during 2008 and 2009, respectively)	(2,424)	(2,551)	(18)
Loss on redemption of convertible debentures	–	(683)	–
De-recognition of commission liabilities (see Note 1)	2,237	221	–
Termination of logistics service arrangement (see Note 1)	–	2,264	–
Other	(25)	(32)	68
Total other income (expense), net	(226)	(875)	583
Loss before income taxes	(3,408)	(6,463)	(2,496)
Income tax provision (benefit)	456	(78)	(27)
Net loss	(3,864)	(6,385)	(2,469)
Plus: Net loss attributable to noncontrolling interest	–	43	21
Net loss attributable to Natural Health Trends	(3,864)	(6,342)	(2,448)

Preferred stock dividends	(17)	(16)	(16)
Net loss attributable to common stockholders of Natural Health Trends	$(3,881)	$(6,358)	$(2,464)

Loss per share of Natural Health Trends – basic and diluted	$(0.40)	$(0.63)	$(0.23)

Weighted-average number of shares outstanding – basic and diluted	9,677	10,144	10,507

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	NHT	Interest	Total

BALANCE, December 31, 2007	138,400	$124	10,327,405	$10	$79,158	$(70,989)	$1,259	$9,562	$33	$9,595
Net loss	–	–	–	–	–	(3,864)	–	(3,864)	–	(3,864)
Foreign currency translation adjustments	–	–	–	–	–	–	(500)	(500)	1	(499)
Total comprehensive loss								(4,364)	1	(4,363)
Issuance of restricted stock, net	–	–	364,177	1	(1)	–	–	––	–	–
Stock-based compensation	–	–	–	–	554	–	–	554	–	554
BALANCE, December 31, 2008	138,400	124	10,691,582	11	79,711	(74,853)	759	5,752	34	5,786
Net loss	–	–	–	–	–	(6,342)	–	(6,342)	(43)	(6,385)
Foreign currency translation adjustments	–	–	–	–	–	–	152	152	2	154
Total comprehensive loss								(6,190)	(41)	(6,231)
Issuance of common stock	–	–	60,000	–	36	–	–	36	–	36
Issuance of restricted stock, net	–	–	58,169	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	492	–	–	492	–	492
BALANCE, December 31, 2009	138,400	124	10,809,751	11	80,239	(81,195)	911	90	(7)	83
Net loss	–	–	–	–	–	(2,448)	–	(2,448)	(21)	(2,469)
Foreign currency translation adjustments	–	–	–	–	–	–	(545)	(545)	(65)	(610)
Total comprehensive loss								(2,993)	(86)	(3,079)
Cancellation of restricted stock, net	–	–	(83,852)	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	175	–	–	175	–	175
BALANCE, December 31, 2010	138,400	$124	10,725,899	$11	$80,414	$(83,643)	$366	$(2,728)	$(93)	$(2,821)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2008	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,864)	$(6,385)	$(2,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	656	519	413
Amortization of intangibles	800	800	800
Amortization of debt issuance costs	356	502	–
Accretion of debt discount	1,727	1,537	–
Loss on redemption of convertible debentures	–	683	–
Stock-based compensation	554	528	175
Impairment of long-lived assets	30	–	–
Loss on disposal of property and equipment	–	–	58
Deferred income taxes	526	(144)	(28)
Changes in assets and liabilities:
Accounts receivable	293	(66)	38
Inventories, net	1,328	1,138	270
Other current assets	581	(461)	568
Other assets	313	121	500
Accounts payable	(424)	731	640
Income taxes payable	(185)	155	(40)
Accrued distributor commissions	(1,407)	(50)	206
Other accrued expenses	(1,174)	(896)	209
Deferred revenue	(636)	(256)	(1,553)
Other current liabilities	(2,204)	(100)	(79)
Net cash used in operating activities	(2,730)	(1,644)	(292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(299)	(5)	(2)
Decrease (increase) in restricted cash	497	3,363	(1)
Net cash provided by (used in) investing activities	198	3,358	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	145	–	–
Payments on debt	(541)	(3,754)	–
Advance from related party	–	–	4
Dividend paid to noncontrolling interest	–	–	(62)
Net cash used in financing activities	(396)	(3,754)	(58)

Effect of exchange rates on cash and cash equivalents	137	101	(551)
Net decrease in cash and cash equivalents	(2,791)	(1,939)	(904)
CASH AND CASH EQUIVALENTS, beginning of period	6,282	3,491	1,552
CASH AND CASH EQUIVALENTS, end of period	$3,491	$1,552	$648

See accompanying notes to consolidated financial statements.

 NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Natural Health Trends Corp. (the “Company”), a Delaware corporation, is an international direct-selling and e-commerce company headquartered in Dallas, Texas.  Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand.  In most markets, we sell our products to an independent distributor network that either uses the products themselves or resells them to consumers.

Our majority-owned subsidiaries have an active physical presence in the following markets:  North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia.  In July 2009, the Company activated an engagement with a service provider in Russia to provide storage, distribution and order processing services.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

Reclassification

On January 1, 2009, the Company adopted the accounting and reporting standards for noncontrolling interest (formerly referred to as minority interest) and reclassified the noncontrolling interest from mezzanine presentation to stockholders’ equity on a retrospective basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.  The Company includes in its cash and cash equivalents credit card receivables due from its major credit card processor, which serves the Hong Kong, North America, Europe, and Japan markets, as the cash proceeds from credit card receivables are received within two to five days.

Restricted Cash

The Company maintains a cash reserve with certain credit card processing companies to provide for potential uncollectible amounts and chargebacks.  Historically, those cash reserves were generally calculated as a percentage of sales over a rolling monthly time period.  In April 2010, the Company’s primary processing company required that the Company gradually increase to and maintain the reserve balance at $500,000.  The Company’s expectation is that its reserve requirement will revert back to a percentage of sales calculation in the near future.  These cash reserves are included in current assets.

In April 2009, the Company reclassified non-current restricted cash in the amount of $2.9 million to cash and cash equivalents as the restrictions on the cash had been removed and the cash was made available for operations in China.  The amount was previously held as part of a statutory requirement when a direct selling license application was pending.  The Company withdrew the license application in February 2009, which had turned stale, with the intention of filing an updated application in the future.   See Note 2.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.  The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  At December 31, 2008, 2009 and 2010, the reserve for obsolescence totaled $239,000, $273,000 and $59,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment and office software, five to seven years for furniture and fixtures, and five years for plant equipment.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.  Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets

Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles, or goodwill.  Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life.  The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment.  Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.  We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level.  We test individual indefinite-lived intangibles at least annually by reviewing the individual book values compared to the fair value.  The Company’s policy is to test for impairment annually during the fourth quarter.  Considerable management judgment is necessary to measure fair value.  We did not recognize any impairment charges for goodwill or intangible assets during the periods presented.

Impairment of Long-Lived Assets

The Company reviews property and equipment and determinable-lived intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate.  If property and equipment and determinable-lived intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.

Income Taxes

The Company recognizes income taxes under the liability method of accounting for income taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Deferred taxes are not provided on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered permanently reinvested.

The Company and its subsidiaries file income tax returns in the United States, various states, and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years prior to 2007, and is no longer subject to state income tax examinations for years prior to 2006.  No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

Foreign Currency

The functional currency of the Company’s international subsidiaries is generally their local currency.  Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period.  Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into a separate component of stockholders’ equity and represents the only component of accumulated other comprehensive income.

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

Distributor Commissions

Independent distributors earn commissions paid on product purchases made by their down-line distributors.  Each of our products are designated a specified number of sales volume points, which is essentially a percentage of the product’s wholesale price, and commissions are based on total personal and group sales volume points per sales period.  The Company accrues commissions when earned and pays commissions on product sales generally two weeks following the end of the sales period.

Independent distributors may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to several months.  These incentives may be both monetary and non-monetary in nature.  The Company accrues all costs associated with the incentives as the distributors meet the qualification requirements.

Stock-Based Compensation

Stock-based compensation expense is determined based on the grant date fair value of each award, net of estimated forfeitures which are derived from historical experience, and is recognized on a straight-line basis over the requisite service period for the award.

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

In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Year Ended December 31,
	2008	2009	2010

Options to purchase common stock	70,500	42,500	27,500
Warrants to purchase common stock	6,281,310	6,281,310	3,704,854
Non-vested restricted stock	1,255,478	956,921	412,112
Convertible preferred stock	138,400	138,400	138,400
Convertible debentures	1,700,000	1,541,667	–

Options and warrants to purchase 22,500 and 3,704,854 shares of common stock, respectively, were still outstanding at December 31, 2010.  Such options expire on November 17, 2011.  The warrants have expirations through April 21, 2015.

Certain Risks and Concentrations

A substantial portion of the Company’s sales are generated in Hong Kong (see Note 12).  Most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China.  In contrast to the Company’s operations in other parts of the world, the Company has not implemented a direct sales model in China.  The Chinese government permits direct selling only by organizations that have a license that the Company does not have, and has also adopted anti-multilevel marketing legislation.   The Company operates an e-commerce direct selling model in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong.  Products purchased by members in China are delivered to a third party that acts as the importer of record under an agreement to pay applicable duties.  In addition, through a Chinese entity the Company has launched an e-commerce retail platform in China.  The Chinese entity operates separately from the Hong Kong entity, although a Chinese member may elect to participate separately in both.

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

Four major product lines - Premium Noni Juice™, Skindulgence™, Alura™ and La Vie™ - generated a significant majority of the Company’s sales for 2008, 2009 and 2010.  The Company obtains Skindulgence™ and La Vie™ product from a single supplier, and Premium Noni Juice™ and Alura™ from two other suppliers.  The Company believes that, in the event it is unable to source products from these suppliers or other suppliers of its products, its revenue, income and cash flow could be adversely and materially impacted.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value because of their short maturities.  The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents.

Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs have created the following fair-value hierarchy:

▪     Level 1 – quoted prices in active markets for identical assets or liabilities;

▪     Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

▪     Level 3 – unobservable inputs based on the Company’s own assumptions.

Accounting standards permit companies, at their option, to choose to measure many financial instruments and certain other items at fair value.  The Company has elected to not fair value existing eligible items.

De-Recognition of Commission Liabilities

The Company de-recognized $2.2 million and $221,000 of unclaimed, aged commission checks in certain of its international markets, primarily Hong Kong, during 2008 and 2009, respectively.  The checks de-recognized were initially delivered between 2003 and 2008, and it was determined that it is probable that these commission payments will not be claimed.  These unclaimed checks were previously recorded as other current liabilities in the consolidated balance sheets.

Termination of Logistics Service Arrangement

The Company terminated its relationship with its Hong Kong logistics partners during the fourth quarter of 2009.  As such, certain amounts invoiced, but unpaid, for services, product and accrued interest were cancelled and offset against inventories and property and equipment retained by the logistics partners.  A summary of the amount recognized in the statement of operations is as follows (in thousands):

Warehousing, importation and transportation costs	$1,879
Accrued interest	312
Product	302
2,493
Inventories retained	(191)
Property and equipment retained	(38)
$2,264

Recently Issued and Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2011-08 on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) —Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU 2011-05 is effective for interim and annual financial periods beginning after December 15, 2011.  Early adoption is permitted.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements.  This guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, and will be applied prospectively.  The Company is currently evaluating the impact of adopting ASU 2011-04, but believes there will be no significant impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of ASU 2010-28 as of January 1, 2011 had no impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition—Multiple Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 updated the multiple-element revenue arrangements guidance, which was previously included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  The revised guidance also expands the disclosures required for multiple-element revenue arrangements.  The revised multiple-element revenue arrangements guidance was effective beginning January 1, 2011.  The adoption of ASU 2009-13 had no impact on the Company’s financial position or results of operations.

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.”   The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission in interactive data format using the eXtensible Business Reporting Language (“XBRL”).  The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data.  The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its June 30, 2011 quarterly report on Form 10-Q.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.  BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2008	2009	2010

Other current assets:
Product-related deposits	$192	$290	$163
Prepaid insurance	190	73	46
Deferred commissions	–	494	–
Due from Russian service provider	–	116	152
Other	353	223	278
	$735	$1,196	$639

Property and equipment:
Office equipment	$1,088	$1,108	$1,018
Office software	561	561	566
Furniture and fixtures	197	250	171
Plant equipment	188	187	11
Leasehold improvements	1,528	1,445	1,349
Property and equipment, at cost	3,562	3,551	3,115
Accumulated depreciation and amortization	(2,389)	(2,887)	(2,912)
	$1,173	$664	$203

Noncurrent restricted cash:
Funds held for direct selling license application in China	$2,941	$–	$–
Reserve for credit card processor in South Korea	644	253	225
Other	61	63	–
	$3,646	$316	$225

Other accrued expenses:
Sales returns	$517	$268	$380
Employee-related expense	281	445	650
Professional fees	47	72	91
Warehousing and inventory-related expense	1,041	409	391
Litigation settlement (see Note 5)	250	–	–
Other	320	373	280
	$2,456	$1,567	$1,792

Deferred revenue:
Unshipped product	$1,877	$2,033	$776
Enrollment package revenue	964	553	253
	$2,841	$2,586	$1,029

Other current liabilities:
Unclaimed checks	$860	$786	$877
Other taxes payable	84	106	–
Other	226	184	140
	$1,170	$1,076	$1,017

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

No changes occurred in the carrying amount of goodwill during 2008, 2009 and 2010.

Intangible assets consist entirely of acquired computer software and programs and are stated as follows (in thousands):

	December 31,
	2008	2009	2010

Gross carrying amount	$5,600	$5,600	$5,600
Accumulated amortization	(3,800)	(4,600)	(5,400)
Net	$1,800	$1,000	$200

The carrying amount of the intangible assets is being amortized to expense over seven years.  Amortization expense was $800,000 during each of 2008, 2009 and 2010, and the net carrying amount of $200,000 is expected to be recorded as amortization expense during 2011.

4.  CONVERTIBLE DEBENTURES

On October 19, 2007, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”) pursuant to which the Purchasers agreed to provide an aggregate of $3,740,000 in financing to the Company in a private placement of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock (collectively, the “Securities”).

The debentures were convertible by their holders into the Company’s common stock at a conversion price of $2.50, subject to adjustment as defined.  The debentures accrued interest at the greater of (i) LIBOR plus 4% and (ii) 10% per annum.  Interest was payable quarterly beginning on January 1, 2008.  Fifty percent of the original principal amount of the debentures was payable in 12 equal monthly installments beginning on November 1, 2008, and the balance was payable on October 19, 2009, unless extended by the holders to October 19, 2012.  At December 31, 2008, the outstanding principal amount of the debentures totaled $3.9 million.  On August 10, 2009, the Company redeemed each of its variable rate convertible debentures by paying the debenture holders $2.4 million (96% of the then remaining outstanding principal amount plus unpaid interest accrued through August 10, 2009).  The holders of the debentures accepted this payment as full and final payment of all amounts owed, and all claims arising under the debentures and waived any right or claim to the payment of the Optional Redemption Amount set out in the debentures.  Pursuant to the terms of the debentures, the Company had the option of redeeming them earlier for an Optional Redemption Price equal to 115% of the outstanding principal amount.

The term for each of the warrants began six months and one day after their respective issuance and has an exercise price of $3.52 per share.  The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying both types of warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants.  If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise.  Such one-year warrants expired unexercised on April 21, 2009.

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

The Company allocated proceeds of approximately $3,740,000, between the convertible debentures and warrants based on their relative fair values.  The fair value of the warrants was estimated at approximately $7,488,000 using a lattice valuation model.  The proceeds allocated to the convertible debentures and warrants were approximately $1,682,000 and $2,058,000, respectively.  The Company measured the intrinsic value of the embedded beneficial conversion feature of the convertible debentures at an amount greater than the proceeds allocated to the convertible debentures.  As such, the beneficial conversion feature recognized upon issuance was limited to the proceeds allocated to the convertible debentures, or approximately $1,682,000.  The debt discount resulting from the allocation of proceeds to the warrants and the beneficial conversion feature was recognized in interest expense over the period the convertible debentures were outstanding using the effective interest method.  The Company incurred debt issuance costs of approximately $900,000, including the warrants valued at $433,000 issued to the placement agent, which was also recognized in interest expense over the period the convertible debentures were outstanding.  Unamortized debt issuance cost included in other assets totaled $502,000 as of December 31, 2008.

Upon early redemption of the convertible debentures in August 2009, the unamortized debt discount and debt issuance costs totaling $783,000, net of the $100,000 discount accepted by the debenture holders, were immediately expensed.

5.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through July 2013.  Rent expense in connection with operating leases was $2.1 million, $1.6 million and $1.1 million during 2008, 2009 and 2010, respectively.

Future minimum lease obligations as of December 31, 2010, are as follows (in thousands):

2011	$505
2012	239
2013	65
Total minimum lease obligations	$809

Purchase Commitment

The Company has entered into an agreement with one of its suppliers to purchase its product through December 2014.  To maintain this agreement, the Company is required to purchase a minimum of $200,000 and $220,000 of product in 2011 and 2012, respectively.  The minimum purchase requirement in the following two years is dependent on the volume in the preceding year plus an incremental amount not to exceed $40,000.

Employment Agreements

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined.  In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined.  As of December 31, 2010, no outstanding obligations existed under any severance agreements.

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At December 31, 2009 and 2010, non-current other assets include KRW 600 million (USD $515,000) and KRW 260 million (USD $229,000), respectively, underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to the agreement with the original investors and the placement agent in the May 2007 financing for the sale of 1,759,307 shares of Series A preferred stock and warrants representing the right to purchase 1,759,307 shares of common stock (see Note 6), the Company is obligated for a specified period of time to maintain the effectiveness of the registration statement that was filed with the SEC covering the resale of the shares of common stock issuable upon the exercise of warrants issued in the financing.  On March 18, 2010, the Company filed a post-effective amendment withdrawing unsold shares from registration.  If the Company fails to file a new registration statement, and maintain its effectiveness , then it may be liable for payment in cash of an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers, or up to approximately $60,000, but only if the quoted closing price of the Company’s common stock exceeds the warrant exercise price of the warrants.  The exercise price of the warrants was $3.80 per share until May 3, 2010 and $4.35 per share until November 3, 2011, and is currently $5.00 per share until May 4, 2013, when the warrants expire.

Pursuant to the agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company was obligated to (i) file a registration statement covering the resale of the maximum number of Registrable Securities (as defined) that is permitted by SEC Guidance (as defined) prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement until all Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act.  The Company timely filed that registration statement covering the shares of common stock underlying the debentures, which have been redeemed, and the one-year warrants, which have expired.  At the time, the 1,495,952 shares of common stock underlying the seven-year warrants, and 149,595 shares of common stock underlying certain five-year warrants issued to the placement agent in the transaction, were not deemed Registrable Securities and were not included in the Registration Statement.  If they are subsequently deemed Registrable Securities and we fail to file a new registration statement covering them, then the warrants may be exercised by means of a cashless exercise. The maximum number of shares that could be required to be issued upon exercise of the warrants (whether on a cashless basis or otherwise) is limited to the number of shares indicated on the face of the warrants.

As of December 31, 2010, no contingent obligations have been recognized under registration payment arrangements.

Legal Matters

On or around March 31, 2004, the Company’s U.S. subsidiary, NHT Global, Inc. (“NHT Global U.S.”) received a letter from John Loghry, a former NHT Global distributor, alleging that NHT Global U.S. had breached its distributorship agreement with Mr. Loghry and that the Company had breached an agreement to issue shares of the Company’s common stock to Mr. Loghry.  On May 13, 2004, NHT Global U.S. and the Company filed an action against Mr. Loghry in the United States District Court for the Northern District of Texas (the “Loghry Case”) for disparagement and to declare that they were not liable to Mr. Loghry on his alleged claims.  Mr. Loghry filed counterclaims against the Company and NHT Global U.S. for fraud and breach of contract, as well as related claims of fraud, tortious interference and conspiracy against Mark Woodburn and Terry LaCore (who were officers and directors at that time) and Lisa Grossmann, an NHT Global distributor at the time.  Mr. Loghry then re-opened a prior bankruptcy proceeding, and his claims were re-asserted in a new lawsuit his trustee in bankruptcy.  Woodburn, LaCore and Grossmann settled with Mr. Loghry and his bankruptcy trustee, and the Court granted summary judgment dismissing Mr. Loghry’s claims, as well as certain of the bankruptcy trustee’s claims, against NHT Global U.S.  In May 2009, the Company reached a settlement agreement with the bankruptcy trustee to release and dismiss all remaining claims of the trustee against all parties in exchange for payments from the Company aggregating $25,000 and 60,000 shares of restricted shares of the Company’s common stock.  On September 2, 2009, the court signed a Final Judgment dismissing with prejudice all claims asserted in this litigation.  No appeal has been taken from that Final Judgment, and the time for filing an appeal has expired.  The Company reflected the settlement amount of $25,000 cash and 60,000 shares of restricted common stock in its operating results for the second quarter of 2009.

On September 11, 2006, a putative class action lawsuit was filed in the United States District Court for the Northern District of Texas by The Rosen Law Firm P.A. purportedly on behalf of certain purchasers of the Company’s common stock to recover damages caused by alleged violations of federal securities laws.  The lawsuit named the Company and certain current and former officers and directors as defendants.  The Company and the other defendants signed a definitive settlement agreement with the plaintiffs, pursuant to which the shareholder class will receive a total payment of $2.75 million.  Of that amount, the Company’s directors and officers’ insurance carriers agreed to pay $2.5 million, and the Company agreed to pay $250,000.  On July 21, 2009, the Court granted final approval of the settlement and entered an order dismissing all claims.  The Company recorded an accrual for $250,000 related to this matter during the third quarter of 2008 and simultaneously de-recognized $225,000 of legal fees that existed as of June 30, 2008, but which have now been paid under its directors and officers’ insurance policy.  The Company fully paid the $250,000 in November 2009.

On June 26, 2008, the Company sued Terry LaCore and bHIP Global, Inc. in the 116th District Court, Dallas County, Texas, in Cause No. 08-06925 styled Natural Health Trends Corp. v. bHIP Global, Inc. and Terry LaCore.  The Company sought an unspecified amount in actual and punitive damages, as well as a temporary and permanent injunction and other equitable relief.  The Company claimed that Mr. LaCore deceived the Company, breached fiduciary duties, and breached various agreements regarding the use, disclosure and return of confidential information and other assets and the non-interference with the Company and its business and relationships.  The Company also claimed that Mr. LaCore and bHIP Global, Inc. were unlawfully taking, disparaging and/or interfering with the Company’s reputation, identity, confidential information, contracts and relationships, products, businesses and other assets.  The Company obtained temporary injunctive relief against Mr. LaCore and  bHIP Global, Inc. and its officers, agents, employees and attorneys.  On April 10, 2009, the Company added a former employee and director of its Hong Kong subsidiary, Jeff Provost, as a defendant in this lawsuit.  On July 2, 2009, Mr. Provost asserted counterclaims against the Company for certain bonuses and other compensation that Mr. Provost alleged were owed to him.  Mr. Provost sought in excess of $400,000 on his counterclaims.  On December 31, 2009, the Company signed a confidential Settlement Agreement with bHIP Global, Inc., Terry LaCore, Jeff Provost, and MarketVision Consulting Group, Inc.  The parties no longer desired to pursue their claims for business purposes and their differences have been resolved on a mutually acceptable basis.  As part of the Settlement Agreement, bHIP Global, Inc. purchased the Company’s rights to the name “BHIP.” On January 12, 2010, the court entered an order dismissing with prejudice all claims asserted by all parties in the bHIP lawsuit.

On July 16, 2008, Lisa Grossmann, a former distributor and consultant for the Company, sued the Company, and certain current officers and directors, in the Superior Court of California in Sacramento, California, in Case No. 34-2008-00016090 styled Lisa Grossmann, et al. v. Natural Health Trends Corp., et al.  Ms. Grossmann purported to sue individually and on behalf of California distributors, shareholders, and customers of the Company.  On behalf of California residents, Ms. Grossmann alleged that the defendants engaged in, or conspired to engage in, unfair competition and false advertising and seeks an unspecified amount of restitution and disgorgement, as well as an injunction.  Individually, Ms. Grossmann alleged that the Company breached a contract to pay distributor commissions to her, the Company breached an implied covenant of good faith and fair dealing, all defendants were unjustly enriched at her expense, the individual defendants breached fiduciary duties to her, all defendants were negligent in conducting the affairs of the Company, and all defendants committed fraud.  Ms. Grossman sought in excess of $500,000 in damages on her individual claims.  On June 8, 2009, the Superior Court granted the defendants’ motion to quash service of the lawsuit on them for lack of personal jurisdiction.  On June 16, 2009, Ms. Grossmann added one of the Company’s subsidiaries, NHT Global, Inc. (“NHTG”), as a defendant to her lawsuit.  On September 24, 2009, the Court denied NHTG’s motion to quash service of the lawsuit for lack of personal jurisdiction.  However, on December 23, 2009, the Court sustained a demurrer to Ms. Grossmann’s claim on behalf of California residents, without leave to amend, and ordered that all of the remaining claims be dismissed for inconvenient forum.  The Court entered judgment on those orders, which judgment was not appealed.

On or about January 4, 2010, Steve Francisco sued the Company’s subsidiary, NHT Global, Inc., in the Superior Court for Orange County, California, in Case No. 30-2010-00333395, styled Steve Francisco, Starsearch International, LLC, and Healthlik Resources, LLC v. NHT Global, Inc., eKaire.com, Inc. and Does 1 through 20.  Mr. Francisco sought damages for the alleged breach of a prior settlement agreement under which NHT Global had agreed to pay Mr. Francisco payments of not less than $10,000 and not more than $30,000 per month unless and until Mr. Francisco violated NHT Global’s policies and procedures.  On March 12, 2009, NHT Global had terminated payments to Mr. Francisco for violating the policies and procedures.  Mr. Francisco sought recovery of $100,000 in damages accrued through the date of filing of the lawsuit and an order requiring NHT Global to continue making the monthly payments required by the settlement agreement, as well as an accounting, attorneys’ fees and costs.  Mr. Francisco’s lawsuit also sought payment of certain promissory notes in the aggregate amount of $102,000 made by eKaire.com, Inc., a former subsidiary no longer affiliated with the Company, who separately answered the lawsuit.  Trial of this lawsuit was set for February 14, 2011.  On February 14, 2011, the parties announced to the court that they had reached an oral settlement agreement that was pending documentation.  On or about March 8, 2011, NHT Global, Inc. and the plaintiffs in this lawsuit signed a Confidential Settlement Agreement and Mutual Release, containing a mutually agreeable, confidential settlement of the case.

On or about June 9, 2010, the Company vacated the premises it leased at 2050 Diplomat Drive, Dallas, Texas, so that it could be leased to a new tenant.  The landlord, CLP Properties Texas, LP (the “Landlord”), terminated the lease as of June 17, 2010 and entered into a lease with a new tenant.  On or about August 17, 2010, the Company received the Landlord’s written demand for payment of $413,000 for unpaid rent and other charges due under the lease through June 17, 2011.  On September 30, 2010, CLP Properties Texas, LP, sued the Company in the 116th Judicial District Court, Dallas County, Texas, in Cause No. 10-13043, styled CLP Properties Texas, LP v. Natural Health Trends Corp. The lawsuit alleged breach of the lease and sought actual damages, interest, costs and attorneys’ fees.  The Company answered with a general denial, and gave notice to the Landlord that it intended to assert an affirmative defense of failure to mitigate damages.  On or about June 2, 2011, the parties signed a Settlement Agreement under which the Company agreed to pay the Landlord $50,000 by June 3, 2011 and an additional $75,000 by September 15, 2011.  These amounts were timely paid, and the lawsuit was dismissed with prejudice.

Currently, there is no other litigation pending against the Company other than as disclosed in the paragraphs above. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of the Company’s business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

6.  STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.  On May 4, 2007, the Board of Directors designated up to 1,761,900 shares of preferred stock as Series A preferred stock with the following rights and preferences:

•
Priority – the Series A preferred stock shall rank, in all respects, including the payment of dividends and upon liquidation, senior and prior to the common stock and other equity of the Company not expressly made senior or pari passu with the Series A preferred stock.

•
Dividends –dividends at the rate per annum of $0.119 per share shall accrue from the date of issuance of any shares of Series A preferred stock, payable upon declaration by the Board of Directors.  Accruing dividends shall be cumulative; provided, however, that except as set forth below for the liquidation preference, the Company shall be under no obligation to pay such dividends.

•
Liquidation preference – in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, then, before any distribution or payment shall be made to the holders of any junior securities, the holders of the Series A preferred stock then outstanding shall be entitled to be paid in cash out of the assets of the Company available for distribution to its stockholders (on a pari passu basis with the holders of any series of preferred stock ranking on liquidation on a parity with the Series A preferred stock) an amount per share equal to the sum of the Series A Original Issue Price plus any dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon.  If the assets of the Company are insufficient to pay the aggregate liquidation preference and the liquidation preference of any series of preferred stock ranking on liquidation on a parity with the Series A preferred stock, the holders of the Series A preferred stock and the holders of any series of preferred stock ranking on liquidation on a parity with the Series A preferred stock shall share ratably with one another in any such distribution or payment in proportion to the full amounts to which they would otherwise be respectively entitled before any distribution shall be made to the holders of the junior securities.  The “Series A Original Issue Price” shall mean $1.70 per share, subject to adjustment.

•
Voting rights – the holders of shares of Series A preferred stock shall be entitled to vote with the holders of the common stock, and with the holders of any other series of preferred stock, voting together as a single class, upon all matters submitted to a vote of stockholders of the Company.  Each holder of shares of Series A preferred stock shall be entitled to the number of votes equal to the product (rounded down to the nearest number of whole shares) of 0.729 times the largest number of shares of common stock into which all shares of Series A preferred stock held of record by such holder could then be converted.

•
Conversion – each share of Series A preferred stock shall be convertible, subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all of stockholders, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock as determined by dividing the Series A Original Issue Price by the Series A Conversion Price (as defined) in effect at the time of conversion.  The “Series A Conversion Price” shall initially be equal to $1.70.

On May 4, 2007, the Company consummated a private placement financing which included the sale of 1,759,307 shares of Series A preferred stock at a price of $1.70 per share.  During September and October 2007, an aggregate of 1,620,907 shares of Series A preferred stock were converted into an equivalent number of shares of common stock.  Cumulative unpaid dividends and the liquidation preference relating to the Series A preferred stock at December 31, 2009 was $124,000 and $279,000, respectively, and at December 31, 2010 was $140,000 and $296,000, respectively.  As of December 31, 2009 and 2010, 138,400 shares of Series A preferred stock were outstanding.

Common Stock Purchase Warrants

On October 6, 2004, the Company issued warrants to purchase 1,369,704 shares of common stock in connection with a units offering at an exercise price of $12.47 per share.  The warrants were exercisable at any time through October 6, 2009.  Warrants to purchase 1,080,504 shares of common stock expired unexercised.

On May 4, 2007, the Company issued warrants to purchase 2,059,307 shares of common stock as a component of the May 2007 private equity placement.  The warrants are exercisable at any time during the period beginning November 4, 2007 (six months after their issuance) and ending May 4, 2013 (six years after their issuance).  The exercise price of the warrants was $3.80 per share until May 3, 2010 and $4.35 per share until November 3, 2011, and is currently $5.00 per share until May 4, 2013, when the warrants expire.  The number of shares of common stock for which the warrants are exercisable, and the related exercise price per share, are subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all stockholders.

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing (see Note 4).  The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock.  The term for each of the warrants began six months and one day after their respective issuance and each have an exercise price of $3.52 per share.  The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.  In addition, subject to certain exceptions, the exercise price and number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants.  If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise.  Such one-year warrants expired unexercised on April 21, 2009.

At December 31, 2010, warrants to purchase 3,704,854 shares of common stock were outstanding.  The weighted-average remaining contractual life of outstanding warrants as of December 31, 2010 was 3.1 years.

7.  STOCK-BASED COMPENSATION

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

The purpose of the 2007 Plan is to enable the Company to attract and retain employees, officers, directors, consultants and advisors; to provide an incentive for them to assist in achieving long-range performance goals; and to enable them to participate in the long-term growth of the Company.  The terms of any particular grant are determined by the Board of Directors or a committee appointed by the Board of Directors.  Generally, the grants of restricted stock vest quarterly on a pro rata basis over a three-year period.  The maximum number of shares available for issuance under the 2007 Plan of 1,550,000 shares of common stock replaces those 1,550,000 shares available under the 2002 Plan.  At our Annual Meeting of Stockholders held on December 30, 2008, the Company’s stockholders approved an increase in the maximum number of shares available for issuance under the 2007 Plan by 500,000 shares.  As such, the maximum aggregate number of shares available for issuance under the 2007 Plan totals 2,050,000 shares.  As of December 31, 2010, 602,335 shares remain available to be granted under the 2007 Plan.

Valuation and Expense Information under FASB ASC Topic 718

Stock-based compensation expense totaled approximately $554,000, $492,000 and $175,000 for 2008, 2009 and 2010, respectively.  No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s stock option activity:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value1

Outstanding at December 31, 2007	70,500	$1.80
Cancelled, forfeited or expired	(28,000)	1.80
Outstanding at December 31, 2008	42,500	1.80
Cancelled, forfeited or expired	(15,000)	1.80
Outstanding at December 31, 2009	27,500	1.80
Cancelled, forfeited or expired	(5,000)	1.80
Outstanding at December 31, 2010	22,500	1.80	0.9	$–

Vested and expected to vest at December 31, 2010	22,500	1.80	0.9	–
Exercisable at December 31, 2010	22,500	1.80	0.9	–

1 Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

The total fair value of stock options vested during 2008 and 2009 was $17,000 and $11,000, respectively.  No stock options vested during 2010.  As of December 31, 2010, no unrecognized stock-based compensation expense related to stock options is remaining.  All stock options outstanding at December 31, 2010 have an exercise price of $1.80 per share.

A following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Outstanding at December 31, 2007	768,128	$1.94
Granted	487,350	0.54
Vested	(324,834)	1.77
Forfeited	(123,173)	1.87
Outstanding at December 31, 2008	807,471	1.18
Granted	149,450	0.44
Vested	(462,477)	1.44
Forfeited	(82,322)	0.76
Outstanding at December 31, 2009	412,122	0.71
Granted	–	–
Vested	(224,693)	0.85
Forfeited	(72,816)	0.69
Outstanding at December 31, 2010	114,613	0.45

As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $50,000, which is expected to be recognized over a weighted-average period of 1.0 years.

8.  INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010

Domestic	$(10,014)	$(9,648)	$(2,613)
Foreign	6,606	3,185	117
Loss before income taxes	$(3,408)	$(6,463)	$(2,496)

The components of the provision for (benefit from) income taxes consist of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010

Current taxes:
Federal	$63	$–	$–
State	9	–	–
Foreign	33	66	2
	105	66	2
Deferred taxes	351	(144)	(29)
Income tax provision (benefit)	$456	$(78)	$(27)

A reconciliation of the reported provision for (benefit from) income taxes to the amount that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

Income tax at federal statutory rate	$(1,159)	$(2,197)	$(849)
Effect of permanent differences	(23)	(168)	3
Increase in valuation allowance	3,234	2,409	678
Foreign rate differential	(2,244)	(1,070)	(207)
State income taxes, net of federal benefit	(168)	40	–
Change in enacted foreign rates	792	905	340
Other reconciling items	24	3	8
Income tax provision (benefit)	$456	$(78)	$(27)

Deferred income taxes consist of the following (in thousands):

	December 31,
	2008	2009	2010

Deferred tax assets:
Net operating losses	$11,327	$14,434	$14,871
Stock-based compensation	207	341	391
Accrued expenses	69	45	39
Tax credits	501	501	501
Provision for KGC receivable	268	–	–
Impairment of long-lived assets	90	90	76
Other	81	81	84
Total deferred tax assets	12,543	15,492	15,962
Valuation allowance	(11,791)	(15,116)	(15,826)
	752	376	136

Deferred tax liabilities:
Intangible assets	(655)	(340)	(111)
Accrued expenses	(351)	(213)	(182)
Depreciation	(36)	–	–
Prepaids	(49)	(23)	(14)
Other	(12)	(7)	(7)
Total deferred tax liabilities	(1,103)	(583)	(314)
Net deferred tax liability	$(351)	$(207)	$(178)

The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  Any reductions in the valuation allowance will reduce future income tax provisions.

At December 31, 2010, the Company has net operating loss carryforwards of approximately $29.0 million that begin to expire in 2021, if not utilized.  The Company also has foreign net operating loss carryforwards totaling $25.5 million in various jurisdictions with various expirations.  The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2010.  Such earnings are intended to be reinvested indefinitely.

9.  SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2009	2010
	(In Thousands)
Cash paid during the year for:
Income taxes, net of refunds	$(89)	$(90)	$21
Interest	483	227	18

Non-cash investing and financing activities:
Common stock issued for litigation settlement	–	36	–

10.  RELATED PARTY TRANSACTIONS

On and effective as of December 1, 2008, John Cavanaugh and the Company entered into a Going Forward Agreement (the “Going Forward Agreement”) in which they mutually agreed to terminate the Employment Agreement dated as of December 8, 2006, between the Company and Mr. Cavanaugh, who was until then the President of the Company’s subsidiary MarketVision Communications Corp. (“MV Corp.”).  As a result of the Going Forward Agreement, the Company was no longer obligated under the Employment Agreement to make any severance payments to Mr. Cavanaugh, but shares of restricted stock previously granted to Mr. Cavanaugh continued to vest during the six-month period referenced below.

Pursuant to the Going Forward Agreement, the Company and MarketVision Consulting Group, LLC (“MV Consulting”), a company controlled by Mr. Cavanaugh, also entered into a new agreement under which MV Consulting would provide the Company with up to 30 hours per month of consulting services by each of Mr. Cavanaugh and another former MV Corp. employee, Jason Landry, for six months.  As part of that same agreement, MV Consulting hired the other employees of MV Corp. and provided limited access to them as consultants to the Company and its software development and support team for six months.  In return, the Company agreed to pay MV Consulting $65,000 per month for the first three months and $50,000 per month for the last three months, plus $150 per hour for services in excess of the allotted hours per month.  In addition, the Company agreed to pay MV Consulting a one-time $15,000 incentive bonus, which was paid in January 2009.

Under the Going Forward Agreement and Transition Service Agreement, the Company also agreed to (a) pay to MV Consulting the amounts paid by bHIP Global, Inc. to MV Corp. for services in the months of September, October, and November 2008 under a previously disclosed Service Bureau Hosting Agreement, which payments totaled $57,000, (b) transfer certain domain names and property rights in the name “MarketVision” to MV Consulting, (c) pay $15,000 in certain legal fees incurred by Mr. Cavanaugh and MV Consulting, (d) sublease certain facilities in Eden Prairie, Minnesota to MV Consulting at no cost until expiration of the lease on March 31, 2009 (lease payments were $3,300 per month), (e) transfer  certain equipment used in the Eden Prairie office to MV Consulting, and (f) reimburse certain expenses if incurred under the Transition Services Agreement.  The Going Forward Agreement also contained certain mutual releases by and among the Company and MV Corp., Mr. Cavanaugh and Mr. Landry.  The Transition Services Agreement also contained the agreement of Mr. Cavanaugh and Mr. Landry not to solicit the Company’s customers and distributors during the six-month term of the Transition Services Agreement and for one year thereafter.

On December 17, 2010, George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $4,000 to settle a claim against the Company.  This advance was repaid on August 8, 2011.  See Note 15.

11.  EMPLOYEE BENEFIT PLAN

       The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service.  Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2008, 2009 and 2010 the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately.  No profit sharing has been paid under the plan.  The Company recorded compensation expense of $77,000, $42,000 and $47,000 for 2008, 2009 and 2010, respectively, related to its matching contributions to the plan.

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

The Company’s net sales by market are as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Net sales to external customers:
North America	$3,247	$1,477	$1,214
Hong Kong	30,272	19,574	13,930
China	1,328	1,644	1,202
Taiwan	4,444	2,259	1,870
South Korea	3,805	1,652	828
Japan	1,244	675	428
Russia	–	1,602	3,541
Europe	1,223	1,859	563
Other1	243	–	–
Total net sales	$45,806	$30,742	$23,576

1  Includes sales from the Latin America, Australia, New Zealand, and Southeast Asia markets.

The Company’s long-lived assets, which consist of property and equipment and intangible assets, including goodwill, by market are as follows (in thousands):

	December 31,
	2008	2009	2010
Long-lived assets:
North America	$3,824	$2,929	$1,995
Hong Kong	223	47	39
China	584	367	79
Other foreign countries	106	85	54
Total long-lived assets	$4,737	$3,428	$2,167

Due to system constraints, it is impracticable for the Company to separately disclose product and enrollment package revenue for the years presented.

13.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth the unaudited condensed balance sheets for each interim period during the years 2009 and 2010 (in thousands):

	2009			2010
	March	June	September	March	June	September

ASSETS
Current assets:
Cash and cash equivalents	$2,636	$5,031	$1,473	$1,017	$1,086	$701
Restricted cash	390	377	399	280	262	344
Accounts receivable	102	99	97	120	129	145
Inventories, net	2,057	1,607	1,804	1,227	960	815
Other current assets	792	578	987	852	841	704
Total current assets	5,977	7,692	4,760	3,496	3,278	2,709
Property and equipment, net	1,096	1,006	882	566	305	265
Goodwill	1,764	1,764	1,764	1,764	1,764	1,764
Intangible assets, net	1,600	1,400	1,200	800	600	400
Restricted cash	3,268	369	393	288	209	223
Other assets	1,169	1,082	905	873	551	479
Total assets	$14,874	$13,313	$9,904	$7,787	$6,707	$5,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,722	$2,585	$2,394	$3,090	$3,440	$3,341
Income taxes payable	281	211	252	351	337	361
Accrued distributor commissions	903	1,030	637	452	666	602
Other accrued expenses	2,837	3,007	3,399	1,652	1,517	1,591
Deferred revenue	1,098	1,065	2,397	1,597	1,008	1,061
Convertible debentures, net of discount of $1,677 and $970 at March 31, 2009 and June 30, 2009, respectively	1,687	1,863	–	–	–	–
Deferred tax liability	351	351	351	207	206	207
Other current liabilities	1,062	1,188	1,053	1,140	1,028	1,068
Total current liabilities	10,941	11,300	10,483	8,489	8,202	8,231
Stockholders’ equity (deficit):
Natural Health Trends stockholders’ equity (deficit):
Preferred stock	124	124	124	124	124	124
Common stock	11	11	11	11	11	11
Additional paid-in capital	79,822	80,077	80,158	80,304	80,341	80,379
Accumulated deficit	(76,597)	(78,946)	(81,774)	(82,028)	(82,533)	(83,275)
Accumulated other comprehensive income:
Foreign currency translation adjustments	562	734	902	902	577	454
Total Natural Health Trends stockholders’ equity (deficit)	3,922	2,000	(579)	(687)	(1,480)	(2,307)
Noncontrolling interest	11	13	–	(15)	(15)	(84)
Total stockholders’ equity (deficit)	3,933	2,013	(579)	(702)	(1,495)	(2,391)
Total liabilities and stockholders’ equity	$14,874	$13,313	$9,904	$7,787	$6,707	$5,840

The following tables set forth the unaudited condensed statements of operations for each interim period during the years 2008, 2009 and 2010 (in thousands, except per share data):

	2008				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$11,395	$12,323	$11,016	$11,072	$9,869	$8,472	$5,698	$6,703
Cost of sales	3,090	3,445	3,050	3,096	2,797	2,505	1,874	2,352
Gross profit	8,305	8,878	7,966	7,976	7,072	5,967	3,824	4,351
Operating expenses:
Distributor commissions	3,997	4,600	4,573	4,480	3,779	3,322	1,997	2,500
Selling, general and administrative expenses	4,596	4,272	4,358	3,945	3,771	3,718	3,196	3,200
Depreciation and amortization	386	366	338	366	330	338	324	327
Impairment of long-lived assets	24	4	2	–	–	–	–	–
Total operating expenses	9,003	9,242	9,271	8,791	7,880	7,378	5,517	6,027
Loss from operations	(698)	(364)	(1,305)	(815)	(808)	(1,411)	(1,693)	(1,676)
Other income (expense), net:
Gain (loss) on foreign exchange	371	(118)	(345)	(29)	(2)	(41)	(82)	(5)
Interest income	35	33	18	21	14	10	3	9
Interest expense	(387)	(556)	(666)	(815)	(866)	(989)	(565)	(131)
Loss on redemption of convertible debentures	–	–	–	–	–	–	(683)	–
De-recognition of commission liabilities (see Note 1)	–	–	–	2,237	–	–	221	–
Termination of logistics service arrangement (see Note 1)	–	–	–	–	–	–	–	2,264
Other	8	(22)	19	(30)	11	3	(24)	(22)
Total other income (expense), net	27	(663)	(974)	1,384	(843)	(1,017)	(1,130)	2,115
Income (loss) before income taxes	(671)	(1,027)	(2,279)	569	(1,651)	(2,428)	(2,823)	439
Income tax provision (benefit)	37	42	37	340	114	(79)	28	(141)
Net income (loss)	(708)	(1069)	(2,316)	229	(1,765)	(2,349)	(2,851)	580
Plus: Net (income) loss attributable to noncontrolling interest	–	–	–	–	21	–	23	(1)
Net income (loss) attributable to Natural Health Trends	(708)	(1,069)	(2,316)	229	(1,744)	(2,349)	(2,828)	579

Preferred stock dividends	(4)	(4)	(4)	(5)	(4)	(4)	(4)	(4)
Net income (loss) attributable to common stockholders of Natural Health Trends	$(712)	$(1,073)	$(2,320)	$224	$(1,748)	$(2,353)	$(2,832)	$575

Income (loss) per share of Natural Health Trends – basic	$(0.07)	$(0.11)	$(0.24)	$0.02	$(0.18)	$(0.23)	$(0.28)	$0.06
Income (loss) per share of Natural Health Trends – diluted	$(0.07)	$(0.11)	$(0.24)	$0.02	$(0.18)	$(0.23)	$(0.28)	$0.06

Weighted-average number of shares outstanding – basic	9,567	9,619	9,719	9,800	9,903	10,068	10,261	10,339
Weighted-average number of shares outstanding – diluted	9,567	9,619	9,719	9,800	9,903	10,068	10,261	10,352

All potential common stock equivalents were excluded from the calculation of earnings per share during the quarter ended December 31, 2008 due to their anti-dilutive nature.  For the quarter ended December 31, 2009, 13,604 weighted shares of non-vested restricted stock were assumed outstanding for the diluted earnings per share calculation upon application of the treasury stock method.

	2010
	First	Second	Third	Fourth

Net sales	$6,233	$5,935	$5,216	$6,192
Cost of sales	1,831	1,679	1,565	1,894
Gross profit	4,402	4,256	3,651	4,298
Operating expenses:
Distributor commissions	2,252	1,980	2,081	2,358
Selling, general and administrative expenses	2,676	2,716	2,194	2,216
Depreciation and amortization	312	406	249	246
Total operating expenses	5,240	5,102	4,524	4,820
Loss from operations	(838)	(846)	(873)	(522)
Other income, net:
Gain on foreign exchange	20	260	141	103
Interest income	–	7	–	2
Interest expense	(9)	(1)	(1)	(7)
Other	(2)	47	24	(1)
Total other income, net	9	313	164	97
Loss before income taxes	(829)	(533)	(709)	(425)
Income tax provision (benefit)	11	(28)	29	(39)
Net loss	(840)	(505)	(738)	(386)
Plus: Net (income) loss attributable to noncontrolling interest	7	–	(4)	18
Net loss attributable to Natural Health Trends	(833)	(505)	(742)	(368)

Preferred stock dividends	(4)	(4)	(4)	(4)
Net loss attributable to common stockholders of Natural Health Trends	$(837)	$(509)	$(746)	$(372)

Loss per share of Natural Health Trends – basic and diluted	$(0.08)	$(0.05)	$(0.07)	$(0.04)

Weighted-average number of shares outstanding	10,418	10,485	10,536	10,588

14.	LIQUIDITY

At December 31, 2010, the Company had cash and cash equivalents of $648,000 and a working capital deficit of $5.6 million, or $4.6 million excluding deferred revenue.  During 2008, 2009 and 2010, the Company incurred significant, recurring losses from operations and negative operating cash flows.  Sales decreased significantly during these years and the Company was unable to cut operating expenses sufficiently to avoid the negative operating results.  The Company’s losses attributable to common stockholders were $3.9 million, $6.4 million and $2.5 million during 2008, 2009 and 2010, respectively.

The Company has taken numerous actions to ensure that it will continue as a going concern.  It planned and executed many cost reduction and margin improvement initiatives since the end of the third quarter of 2007, such as (1) reducing headcount, which includes the termination of multiple management-level positions in Greater China, South Korea and North America; (2) down-sizing offices in Greater China and South Korea; (3) closing offices in Latin America and Southeast Asia; (4) renegotiating vendor contracts in Greater China; (5) increasing product pricing in Greater China, Europe and the U.S.; (6) changing commission plans worldwide; (7) streamlining logistics processes in Greater China; (8) introducing better margin pre-assortments; (9) working actively with its service providers in Greater China to ensure continued services and reduce service charges; and (10) reducing Company-wide discretionary expenses.  Also, the Company believes that it has taken a number of effective steps toward stabilizing the Company’s revenues on a sequential basis, especially in the Hong Kong market.  As a result, the Company believes that its current cash breakeven level has been significantly reduced and is attainable as seen in the Form 10-Q for the nine months ended September 31, 2011.

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

15.	SUBSEQUENT EVENTS

George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus the advance on December 17, 2010 (see Note 10), totaling $36,500 was repaid on August 8, 2011.

Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company has agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of the advances.  The Company repaid Mr. Broady principal of approximately $128,000 during the third and fourth quarters of 2011, and expects to repay the balance of the principal and interest before the end of 2011.

On May 12, 2011, the Company granted 600,000 shares of restricted stock under the 2007 Equity Incentive Plan to its executive officers, directors, and certain key employees.  The restricted stock vests quarterly on a pro rata basis over a three-year period.

During the first nine months of 2011, the Company successfully negotiated and entered into agreements with certain legacy and on-going vendors to settle prior outstanding payable balances.  The impact of such agreements to settle outstanding payable balances was $482,000 less than carrying value, which was immediately recognized as a credit to selling, general and administrative expenses upon settlement.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009 and 2010.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2009 and 2010, the Company’s disclosure controls and procedures were not effective since its internal control over financial reporting was deemed not effective.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting by using the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Due to the financial difficulties encountered by the Company during 2009 and 2010, the Company was not able to devote enough resources to obtain sufficient documentary evidence of its internal controls over financial reporting.  Therefore, management concluded that the Company’s internal control over financial reporting as of December 31, 2009 and 2010 was not effective.  Management intends to try to complete its collection of documentary evidence of its internal controls over financial reporting by the end of 2011.  However, there can be no assurance that it will be able to obtain sufficient documentary evidence by that target date or that, if it does, that evidence won’t point out one or more material weaknesses in internal controls over financial reporting.

Notwithstanding the conclusion that the Company’s internal control over financial reporting was not effective, the Company believes that the financial statements contained in this Form 10-K fairly present, in all material respects, the financial condition and results of operations of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred since the fiscal quarter ended September 30, 2009 through the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.                 OTHER INFORMATION

None.

Part III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The biographical information for each director of the Company is set forth below:

Randall A. Mason.  Mr. Mason has been a director of the Company since May 2003 and has served as Chairman of the Board of Directors since March 2006.  Mr. Mason founded and has served as President and Chief Executive Officer of Marden Rehabilitation Associates, Inc. since 1989.  Marden Rehabilitation Associates, Inc. is a private, Midwest U.S. ancillary provider of rehabilitative therapy services and home healthcare.  Mr. Mason is 53 years of age.  He has a bachelor degree in chemical engineering from the University of Pittsburgh.

Mr. Mason is an experienced businessman with valued insight into management, operations, finances and governance issues.  As a long-time member of the Company’s Board of Directors, Mr. Mason well understands the business of the Company and potential risks and pitfalls.

George Broady.  Mr. Broady has served as a director of the Company since October 2008.  He has been active in business for more than 40 years, and he is currently the principal owner and chairman of several privately held companies in the fields of telecommunications, enterprise software applications for time & attendance and security access control.  Previously, he founded Network Security Corporation, Interactive Technologies Inc. and Ultrak Inc., and brought each of them public on The NASDAQ Stock Market.  He was chairman of all three organizations and CEO of both Network Security and Ultrak.  All three companies were involved in electronic security, including CCTV and access control.  Earlier in his career, Mr. Broady was an investment analyst with both a private investment firm, Campbell Henderson & Co., and with the First National Bank in Dallas.  Mr. Broady served twice in the U.S. Army and holds a Bachelor of Science degree from Iowa State University.  Mr. Broady is 73 years of age.

Mr. Broady is an experienced investor and businessman who also brings welcome insight into management, operations, and finances.  As a long-time investor in the Company, and incumbent director, Mr. Broady also understands the business of the Company and its industry.

Executive Officers

Biographical information regarding the Company’s executive officers is as follows:

Chris T. Sharng.  Mr. Sharng has served as President of the Company since February 2007.  He previously served as Executive Vice President and Chief Financial Officer of the Company from August 2004 to February 2007, although Mr. Sharng also performed the functions of the principal executive officer of the Company from April 2006 to August 2006.  From March 2006 to August 2006, Mr. Sharng also served as a member of the Company’s Executive Management Committee, which was charged with managing the Company’s day-to-day operations while a search was conducted for a new chief executive officer for the Company.  From March 2004 through July 2004, Mr. Sharng was the Chief Financial Officer of NorthPole Limited, a privately held Hong Kong-based manufacturer and distributor of outdoor recreational equipment.  From October 2000 through February 2004, Mr. Sharng was the Senior Vice President and Chief Financial Officer of Ultrak Inc., which changed its name to American Building Control Inc. in 2002, a Texas-based, publicly traded company listed on The NASDAQ Stock Market that designed and manufactured security systems and products.  From March 1989 through July 2000, Mr. Sharng worked at Mattel, Inc., most recently as the Vice President of International Finance. Mr. Sharng is 48 years of age.  Mr. Sharng has an MBA from Columbia University and received his bachelor degree from National Taiwan University.

Timothy S. Davidson.  Mr. Davidson has served as the Company’s Senior Vice President and Chief Financial Officer since February 2007.  He previously served as the Company’s Chief Accounting Officer from September 2004 to February 2007.  From February 2000 to February 2001, Mr. Davidson was Manager of Financial Reporting for a Dallas-based telecommunications company, IP Communications, Inc.  From March 2001 to September 2004, Mr. Davidson was Corporate Controller for another telecommunications company, Celion Networks, Inc., located in Richardson, Texas.  From December 1994 through January 2000, Mr. Davidson was employed by Arthur Andersen, LLP, most recently as an Audit Manager.  Mr. Davidson is 41 years of age. Mr. Davidson has a master degree in professional accounting from the University of Texas at Austin and received his bachelor degree from Texas A&M University at Commerce.

Gary C. Wallace. Mr. Wallace has served as the Company’s General Counsel, Chief Ethics and Compliance Officer and Secretary since January 2006.  Prior to that, Mr. Wallace was a shareholder in the Dallas, Texas law firm of de la Garza & Wallace, PC since March 2001.  Mr. Wallace has practiced business and corporate law in Dallas, Texas since 1982.  Mr. Wallace is 55 years of age.  Mr. Wallace received his law degree and bachelor degree from the University of Texas at Austin.

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

Based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Stefan W. Zuckut, a former director, filed a Form 4 late one time reporting one transaction, and Mr. Broady filed a Form 4 late twelve times reporting eighteen transactions.

Based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Broady filed two Form 4s in 2010 reporting 19 late transactions, as well as a Form 5 in 2011 reporting an additional 25 transactions for 2010.

Code of Ethics

The Company has a Code of Business Conduct that applies to our employees, officers (including its principal executive officer, principal financial officer and principal accounting officer or controller) and directors and a Code of Ethics for Senior Financial Officers (collectively, the “Codes”).  The Codes are intended to establish standards necessary to deter wrongdoing and to promote compliance with applicable governmental laws, rules and regulations and honest and ethical conduct.  The Codes cover all areas of professional conduct, including conflicts of interest, fair dealing, financial reporting and disclosure, protection of Company assets and confidentiality.  Employees have an obligation to promptly report any known or suspected violation of the Codes without fear of retaliation.  Waiver of any provision of the Codes for executive officers may only be granted by the Board of Directors or one of its committees and any such waiver or modification of the Codes relating to such individuals will be disclosed by the Company on its website.  The Codes are available on the Company’s website, www.naturalhealthtrendscorp.com.

Audit Committee Matters

The Board of Directors maintains an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act.  Stefan W. Zuckut served as Chairman of the Audit Committee until February 17, 2010, when he resigned from the Board of Directors.  Mr. Mason and  Mr. Broady continued to serve as members, although they did not meet as the Audit Committee, or elect a new Chairman, until Mr. Mason was elected as Chairman on October 18, 2011.  The Board of Directors has determined that Mr. Mason meets the SEC criteria of an “audit committee financial expert.”

Item 11.                 EXECUTIVE COMPENSATION

The following table provides information concerning the compensation for the years ended December 31, 2008, 2009 and 2010, for our principal executive officer and two other executive officers (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Chris T. Sharng,	2008	$250,000	$–	$47,800	$11,250	$309,050
President	2009	250,000	15,000	6,400	11,475	282,875
	2010	250,000	–	–	11,250	261,250

Timothy S. Davidson,	2008	180,000	–	28,066	8,100	216,166
Senior Vice President and	2009	180,000	5,500	3,024	8,348	196,872
Chief Financial Officer	2010	180,000	–	–	8,100	188,100

Gary C. Wallace,	2008	190,000	–	24,550	1,900	216,450
General Counsel	2009	190,000	5,500	1,600	1,900	199,000
	2010	190,000	–	–	1,900	191,900

(1)
The amounts appearing in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  See Note 7 of Notes to Consolidated Financial Statements included in “Part II. Item 8.  Financial Statements and Supplementary Data,” and “Named Executive Officer Compensation Arrangements” below.

(2)	Represents employer matching contributions under the Company’s defined contribution plan.

The following tables summarize all outstanding equity awards held by our Named Executive Officers as of December 31, 2009 and 2010:

Outstanding Equity Awards at December 31, 2009

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Chris T. Sharng					11,889	(2)	$1,664
					10,000	(3)	1,400
					8,331	(4)	1,166
					46,665	(5)	6,533
					14,999	(6)	2,100
Timothy S. Davidson	7,500	–	$1.80	11/17/2011	2,395	(2)	335
					6,665	(3)	933
					3,934	(4)	551
					30,040	(5)	4,206
					7,086	(6)	992
Gary C. Wallace					2,587	(2)	362
					6,665	(3)	933
					2,081	(4)	291
					30,040	(5)	4,206
					3,749	(6)	525

(1)	Market value is computed by multiplying the closing market price of the Company’s stock as of December 31, 2009 of $0.14 per share by the number of shares of stock that have not vested.
(2)	One-twelfth of the original grant of shares will vest quarterly on March 15, June 15, September 15, and December 15 through March 15, 2010.
(3)	Two-twelfths of the original grant of shares vested on June 15, 2008, and one-twelfth of the shares will vest quarterly on March 15, June 15, September 15, and December 15 through December 15, 2010.
(4)	One-twelfth of the original grant of shares will vest quarterly on March 15, June 15, September 15, and December 15 through March 15, 2011.
(5)	One-twelfth of the original grant of will vest quarterly on March 15, June 15, September 15, and December 15 through September 15, 2011.
(6)	One-twelfth of the original grant of will vest quarterly on March 15, June 15, September 15, and December 15 through March 15, 2012.

Outstanding Equity Awards at December 31, 2010

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Chris T. Sharng					1,663	(2)	$200
					19,997	(3)	2,400
					8,331	(4)	1,000
Timothy S. Davidson	7,500	–	$1.80	11/17/2011	782	(2)	94
					12,872	(3)	1,545
					3,934	(4)	472
Gary C. Wallace					413	(2)	50
					12,872	(3)	1,545
					2,081	(4)	250

(1)	Market value is computed by multiplying the closing market price of the Company’s stock as of December 31, 2010 of $0.12 per share by the number of shares of stock that have not vested.
(2)	One-twelfth of the original grant of shares will vest quarterly on March 15, June 15, September 15, and December 15 through March 15, 2011.
(3)	One-twelfth of the original grant of will vest quarterly on March 15, June 15, September 15, and December 15 through September 15, 2011.
(4)	One-twelfth of the original grant of will vest quarterly on March 15, June 15, September 15, and December 15 through March 15, 2012.

Named Executive Officer Compensation Arrangements

Chris T. Sharng. On April 23, 2007, we entered into an employment agreement with Mr. Sharng that provides for a base annual salary of $250,000.  Mr. Sharng is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.  Starting in 2011, Mr. Sharng is also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants to Mr. Sharng. Mr. Sharng’s base annual salary was raised to $400,000 effective August 1, 2011.

Timothy S. Davidson. On April 23, 2007, we entered into an employment agreement with Mr. Davidson that provides for a base annual salary of $180,000.  Mr. Davidson is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.  Starting in 2011, Mr. Davidson is also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants to Mr. Davidson.  Mr. Davidson’s base annual salary was raised to $235,000 effective August 1, 2011.

Gary C. Wallace. On April 23, 2007, we entered into an employment agreement with Mr. Wallace that provides for a base annual salary of $190,000.  Mr. Wallace is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.  Starting in 2011, Mr. Wallace is also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants to Mr. Wallace.  Mr. Wallace’s base annual salary was raised to $250,000 effective August 1, 2011.

Restricted Stock Grants. On March 15, 2009, the Company awarded 20,000, 9,450 and 5,000 shares of restricted stock to Messrs. Sharng, Davidson, and Wallace, respectively, under the Company’s 2007 Equity Incentive Plan.  No shares of restricted stock were awarded to our Named Executive Officers during 2010.

Severance and Post-Termination Payment Arrangements

We have entered into employment agreements with each of our Named Executive Officers.  Under these agreements, we may be required to provide compensation to these officers in the event of the termination of the executive’s employment.  Details for each named executive officer are set forth below.

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

Mr. Sharng will be subject to a covenant not to compete for one year, and a non-solicitation covenant for two years, following his termination and thereafter as long as his severance payments continue (other than severance in connection with a change of control).

Timothy S. Davidson. Our employment agreement with Mr. Davidson that was entered into on April 23, 2007, contains the same severance, change of control, non-competition and non-solicitation provisions as those set out in our agreement with Mr. Sharng dated April 23, 2007.

Gary C. Wallace. Our employment agreement with Mr. Wallace that was entered into on April 23, 2007, contains the same severance, change of control, non-competition and non-solicitation provisions as those set out in our agreement with Mr. Sharng dated April 23, 2007.

Director Compensation

In 2009, each member of our Board of Directors received a cash retainer of $3,333 per month, plus the reimbursement of their respective out-of-pocket expenses incurred in connection with the performance of their duties as directors, as well as a discretionary restricted stock award.  In addition, Mr. Mason earned an additional retainer of $2,000 per month as Chairman of the Board.  Mr. Zuckut earned an additional retainer of $2,000 per month as Chairman of the Audit Committee and the Nominating Committee, and an additional retainer of $5,000 per month for August, September and October 2009, as the Chairman of an ad hoc Management Reporting Committee.  The Board of Directors created the Management Reporting Committee on July 31, 2009, for a period of three months to (i) study and develop an understanding of the Company’s current capabilities and limitations relating to management reporting, (ii) set forth requirements, formats and prospective content of financial and marketing management reporting schedules and metrics, (iii) recommend expected timetables for periodic management reporting, and (iv) monitor and supervise implementation of these directives and recommendations and any resolutions of the Board of Directors adopted at the recommendation of this ad hoc committee.

The following table shows the 2009 compensation earned by each member of the Company’s Board of Directors:

2009 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)		Total ($)

Randall A. Mason	$64,000	$4,800	(2)	$–	(3)	$68,800
Stefan W. Zuckut	79,000	4,800	(4)	–		83,800
George K. Broady	40,000	4,800	(5)	–		44,800

(1)
The amounts appearing in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  See Note 7 of Notes to Consolidated Financial Statements included in “Part II. Item 8.  Financial Statements and Supplementary Data.”

(2)	The aggregate number of stock awards to Mr. Mason outstanding as of December 31, 2009 was 42,085 shares.

(3)	The aggregate number of option awards to Mr. Mason outstanding as of December 31, 2009 was 15,000 shares.

(4)	The aggregate number of stock awards to Mr. Zuckut outstanding as of December 31, 2009 was 42,816 shares.

(5)	The aggregate number of stock awards to Mr. Broady outstanding as of December 31, 2009 was 25,835 shares.

In 2010, each member of our Board of Directors received a cash retainer of $3,333 per month, plus the reimbursement of their respective out-of-pocket expenses incurred in connection with the performance of their duties as directors, as well as a discretionary restricted stock award.  In addition, Mr. Mason earned an additional retainer of $2,000 per month as Chairman of the Board.  Mr. Zuckut earned an additional retainer of $2,000 per month as Chairman of the Audit Committee and the Nominating Committee.  Mr. Zuckut resigned from the Board of Directors and its committees on February 17, 2010, and earned a prorated portion of the foregoing retainers for 2010.

The following table shows the 2010 compensation earned by each member of the Company’s Board of Directors:

2010 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)		Total ($)

Randall A. Mason	$64,000	$–	(2)	$–	(3)	$64,000
Stefan W. Zuckut	8,571	–		–		8,571
George K. Broady	40,000	–	(4)	–		40,000

(1)
The amounts appearing in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  See Note 7 of Notes to Consolidated Financial Statements included in “Part II. Item 8.  Financial Statements and Supplementary Data.”

(2)	The aggregate number of stock awards to Mr. Mason outstanding as of December 31, 2010 was 13,753 shares.

(3)	The aggregate number of option awards to Mr. Mason outstanding as of December 31, 2010 was 15,000 shares.

(4)	The aggregate number of stock awards to Mr. Broady outstanding as of December 31, 2010 was 12,503 shares.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of November 7, 2011 by (i) each stockholder we know is the beneficial owner of more than 5% of the Company’s common stock, (ii) each director or director nominee, (iii) each of the executive officers named in the Summary Compensation Table set forth under “Compensation of Named Executive Officers” and (iv) all executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes those persons who have voting or investment power with respect to the securities.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)

Executive Officers and Directors:
Chris T. Sharng	413,311	(3)	3.6%
Timothy S. Davidson	201,650	(4)	1.8%
Gary C. Wallace	173,542	(5)	1.5%
Randall A. Mason	277,400	(6)	2.4%
George K. Broady	2,349,305	(7)	20.6%
All executive officers and directors as a group (5 persons)	3,415,208	(8)	29.9%

5% of More Stockholders:
Robert L. Frome	734,925	(9)	6.5%
Park Avenue Tower
65 East 55th Street
New York, NY 10022

Big Rich International Ltd.	941,171	(10)	7.7%
4010 Gloucester Tower, The Landmark
11 Pedder Street
Central
Hong Kong

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Natural Health Trends Corp., 2603 Oak Lawn Avenue, 5th Floor, Dallas, Texas 75219.
(2)
Any securities not outstanding that are subject to options or conversion privileges exercisable within 60 days of November 7, 2011 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities, but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person in accordance with Item 403 of Regulation S-K of the Securities Exchange Act of 1933 and Rules 13(d)-3 of the Securities Exchange Act, and based upon 11,326,323 shares of common stock outstanding as of November 7, 2011.

(3)	Includes (i) 107,496 shares of restricted stock subject to vesting. Mr. Sharng shares voting and investment power over 15,500 of the shares with his wife.
(4)	Includes (i) 7,500 shares of common stock issuable upon the exercise of options held by Mr. Davidson and (ii) 64,070 shares of restricted stock subject to vesting.
(5)	Includes 63,330 shares of restricted stock subject to vesting.
(6)
Includes (i) 15,000 shares of common stock issuable upon the exercise of options held by Mr. Mason, (ii) 27,399 shares owned by Marden Rehabilitation Associates, Inc., an entity controlled by Mr. Mason, and (iii) 44,166 shares of restricted stock subject to vesting.

(7)
Includes (i) 61,693 shares of common stock issuable upon the conversion of shares of Series A preferred stock, (ii) 61,693 shares of common stock issuable upon the exercise of warrants held by Mr. Broady, and (iii) 44,166 shares of restricted stock subject to vesting.

(8)
Includes (i) 61,693 shares of common stock issuable upon the conversion of shares of Series A preferred stock held by Mr. Broady, (ii) 61,693 shares of common stock issuable upon the exercise of warrants held by Mr. Broady, (iii) 22,500 shares of common stock issuable upon the exercise of options held by our directors and executive officers, and (iv) 323,228 shares of restricted stock held by our directors and executive officers that are subject to vesting.

(9)
Includes (i) 14,707 shares of common stock issuable upon the conversion of shares of Series A preferred stock; (ii) 14,707 shares of common stock issuable upon the exercise of warrants held by Mr. Frome; (iii) 100,000 shares owned by Frome & Co., a family partnership, which Mr. Frome is the general partner; (iv) 30,000 shares held by the Jennifer Frome Trust, which Mr. Frome is the trustee; and (v) 30,000 shares owned by his wife.  Information is based in part on the Amendment No. 1 to Schedule 13G filed by Mr. Frome with the U.S. Securities and Exchange Commission (the "SEC") on February 11, 2011.

(10)
Includes 941,171 shares of common stock issuable upon the exercise of warrants held by Big Rich International, Ltd., a limited partnership organized under the laws of the British Virgin Islands (“Big Rich”).  Xiaoli Duan is the general partner of Big Rich and as such may be deemed to be the beneficial owner of such shares.  Information is based on the Schedule 13G filed by Big Rich with the SEC on November 5, 2001.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 17, 2010, George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $4,000 to settle a claim against the Company.  In addition, Mr. Broady advanced $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain other claims against the Company.  The aggregate amount of these advances totaling $36,500 was repaid on August 8, 2011.  The Company has agreed that, in addition, it will pay Mr. Broady interest of 9% per annum on the aggregate amount of those advances.

Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company has agreed that will pay Mr. Broady interest of 9% per annum on the aggregate amount of these additional advances.  The Company repaid Mr. Broady $50,000 on August 24, 2011, and expects to repay the balance of the principal and interest before the end of 2011.

Director Independence

The Board of Directors has adopted the requirements in Nasdaq Marketplace Rule 4200(a)(15) as its standard in determining the “independence” of members of its Board of Directors.  The Board of Directors has determined that each of Randall A. Mason and George K. Broady, who served as a director of the Company during all or a portion of 2009 and 2010, qualifies as an “independent director” under these standards.

Messrs. Mason and Broady are the only current members of the Board of Directors of the Company, and each of them serves as a member of the Company’s Audit Committee and Compensation Committee.  Mr. Mason is the Chairman of both of those committees and is currently the Chairman and only member of the Nominating Committee.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

During 2008, 2009 and 2010, approximate fees billed to the Company for services provided by Lane Gorman Trubitt, PLLC (“Lane Gorman”), were as follows:

Audit Fees. Fees billed to the Company by Lane Gorman for the audit of our annual financial statements and review of our quarterly financial statements during the year ended December 31, 2008 totaled $296,000.  Fees billed to the Company during the year ended December 31, 2009 were $40,000.  The fees were incurred for the quarterly reviews of the Company’s financial statements.  No fees were billed to the Company by Lane Gorman during the year ended December 31, 2010.

Audit-Related Fees.  No audit-related fees were billed to the Company by Lane Gorman for services rendered during the years ended December 31, 2008, 2009 or 2010.

Tax Fees.  There were no fees billed to the Company by Lane Gorman for services rendered in connection with tax compliance, planning and advice during the years ended December 31, 2008, 2009 or 2010.

All Other Fees.  There were no fees billed by Lane Gorman for services other than audit fees, audit-related fees or tax fees during the years ended December 31, 2008, 2009 or 2010.

Pre-approval Policies and Procedures for Audit and Non-Audit Services

Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  All audit and permitted non-audit services performed by Lane Gorman during 2008, 2009 and 2010 were pre-approved.

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

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses/ Against Net Sales (1)	Deductions (2)	Balance at End of Period
	(In Thousands)

Reserve for obsolete inventory
Year ended December 31, 2010	$273	$16	$(230)	$59
Year ended December 31, 2009	$239	$229	$(195)	$273
Year ended December 31, 2008	$1,822	$(86)	$(1,497)	$239

Accrual for sales returns
Year ended December 31, 2010	$268	$646	$(534)	$380
Year ended December 31, 2009	$517	$752	$(1,001)	$268
Year ended December 31, 2008	$754	$1,474	$(1,711)	$517

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

NATURAL HEALTH TRENDS CORP.

Date: November 14, 2011	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President	November 14, 2011
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	November 14, 2011
Timothy S. Davidson	(Principal Financial Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	November 14, 2011
Randall A. Mason

/s/ George K. Broady	Director	November 14, 2011
George K. Broady

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
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

10.2
Form of Seven Year and Five Year Warrants to Purchase Shares of Common Stock of the Company issued by the Company to certain purchasers (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 22, 2007).

+10.3	2002 Stock Plan, as amended (incorporated by reference to Appendix C to Definitive Proxy Statement filed on April 27, 2005).
+10.4	Form of Notice of Grant of Stock Option Agreement under the Company’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 1, 2005).
+10.5	2007 Annual Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed on October 20, 2006).
+10.6	2007 Equity Incentive Plan, as amended and restated as of November 13, 2008 (incorporated by reference to Appendix A to Definitive Proxy Statement filed on November 25, 2008).
+10.7
Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Company’s 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on May 11, 2007).

+10.8
Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).

+10.9
Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Timothy S. Davidson dated April 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2007).

+10.10
Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Gary C. Wallace dated April 23, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 26, 2007).

+10.11
Form of Indemnification Agreement dated December 13, 2005, between Natural Health Trends Corp. and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2005).

14.1	Worldwide Code of Business Conduct, as revised (incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed on March 28, 2007).
14.2	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.2 to Annual Report on Form 10-K filed on March 31, 2005).
21.1	Subsidiaries of the Company (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
____________________________
+ Management contract or compensatory plan