Form 10-Q
period 2011-03-31
NATURAL HEALTH TRENDS CORP
filed 2011-11-14
CIK 912061

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2011

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, in particular “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation,” includes “forward-looking statements” within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  When used in this report, the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act.  These statements represent our expectations or beliefs concerning, among other things, future revenue, earnings, growth strategies, new products and initiatives, future operations and operating results, and future business and market opportunities.

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

For a summary of certain risks related to our business, see “Item 1A.  Risk Factors” in our most recent Annual Report on Form 10-K, which include the following:

●	Difficult economic conditions could harm our business;
●	We may experience substantial negative cash flows, which may have a significant adverse effect on our business and could threaten our solvency;
●
If we experience negative cash flows, we may need to seek additional debt or equity financing, which may not be available on acceptable terms or at all.  If available, it could have a highly dilutive effect on the holdings of existing stockholders;

●	We could be adversely affected by additional management changes or an inability to attract and retain key management, directors and consultants;
●
Because our Hong Kong operations account for a majority of our overall business, and most of our Hong Kong business is derived from the sale of products to members in China, any material adverse change in our business relating to either Hong Kong or China would likely have a material adverse impact on our overall business;

●	As a network marketing company, we rely on an independent sales force and we do not have direct control over the marketing of our products;
●	Our failure to maintain and expand our distributor relationships could adversely affect our business;
●	The high level of competition in our industry could adversely affect our business;
●	An increase in the amount of compensation paid to distributors would reduce profitability;
●	Failure of new products to gain distributor and market acceptance could harm our business;
●
Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;

●	Challenges by third parties to the form of our business model could harm our business;
●	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;
●	New regulations governing the marketing and sale of nutritional supplements could harm our business;
●	Regulations governing the production and marketing of our personal care products could harm our business;
●	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;
●	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;
●	Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business;
●	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;
●	We have a limited product line;
●	We do not manufacture our own products so we must rely on independent third parties for the manufacturing and supply of our products;
●	Growth may be impeded by the political and economic risks of entering and operating foreign markets;
●	Currency exchange rate fluctuations could lower our revenue and net income;
●	Transfer pricing, duties and other tax regulations affect our business;
●	Failure to properly pay business taxes or customs duties, including those in China, could have a material adverse effect;
●	We may be held responsible for certain taxes or assessments relating to the activities of our distributors, which could harm our financial condition and operating results;

●	We may face litigation that could harm our business;
●	We may be unable to protect or use our intellectual property rights;
●	We do not have product liability insurance and product liability claims could hurt our business;
●	Our internal controls and accounting methods may require modification;
●
If we fail to achieve and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting;

●	We rely on and are subject to risks associated with our reliance upon information technology systems;
●	System failures and attacks could harm our business;
●	Terrorist attacks, cyber attacks, acts of war, epidemics or other communicable diseases or any other natural disasters may seriously harm our business;
●	Disappointing quarterly revenue or operating results could cause the price of our common stock to fall;
●	Our common stock is particularly subject to volatility because of the industry in which we operate;
●	There is no assurance that an active public trading market will continue;
●	The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock;
●	Future sales by us or our existing stockholders could depress the market price of our common stock; and
●	Penny stock regulations are applicable to investment in our shares of common stock.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2010	March 31, 2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$648	$958
Restricted cash	422	495
Accounts receivable	105	161
Inventories, net	751	715
Other current assets	639	984
Total current assets	2,565	3,313
Property and equipment, net	203	174
Goodwill	1,764	1,764
Intangible assets, net	200	–
Restricted cash	225	231
Other assets	406	321
Total assets	$5,363	$5,803

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,115	$3,130
Income taxes payable	330	341
Accrued distributor commissions	723	694
Other accrued expenses	1,792	1,680
Deferred revenue	1,029	1,633
Deferred tax liability	178	177
Advance from related party	4	237
Other current liabilities	1,013	1,097
Total current liabilities	8,184	8,989
Commitments and contingencies
Stockholders’ deficit:
Natural Health Trends stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2010 and March 31, 2011, aggregate liquidation value of $300	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,725,899 and 10,716,321 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	11	11
Additional paid-in capital	80,414	80,428
Accumulated deficit	(83,643)	(84,115)
Accumulated other comprehensive income:
Foreign currency translation adjustments	366	469
Total Natural Health Trends stockholders’ deficit	(2,728)	(3,083)
Noncontrolling interest	(93)	(103)
Total stockholders’ deficit	(2,821)	(3,186)
Total liabilities and stockholders’ deficit	$5,363	$5,803

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2010	2011

Net sales	$6,233	$5,175
Cost of sales	1,831	1,529
Gross profit	4,402	3,646
Operating expenses:
Distributor commissions	2,252	1,762
Selling, general and administrative expenses (including stock-based compensation expense of $64 and $14 during the three months ended March 31, 2010 and 2011, respectively)	2,676	2,030
Depreciation and amortization	312	232
Total operating expenses	5,240	4,024
Loss from operations	(838)	(378)
Other income (expense), net:
Gain (loss) on foreign exchange	20	(98)
Interest income	–	1
Interest expense	(9)	(1)
Other	(2)	3
Total other income (expense), net	9	(95)
Loss before income taxes	(829)	(473)
Income tax provision	11	7
Net loss	(840)	(480)
Plus: Net loss attributable to the noncontrolling interest	7	8
Net loss attributable to Natural Health Trends	(833)	(472)

Preferred stock dividends	(4)	(4)
Net loss attributable to common stockholders of Natural Health Trends	$(837)	$(476)

Loss per share of Natural Health Trends – basic and diluted	$(0.08)	$(0.04)

Weighted-average number of shares outstanding – basic and diluted	10,418	10,635

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(840)	$(480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	112	32
Amortization of intangibles	200	200
Stock-based compensation	64	14
Deferred income taxes	–	(1)
Changes in assets and liabilities:
Accounts receivable	26	(49)
Inventories, net	(216)	40
Other current assets	349	(328)
Other assets	34	90
Accounts payable	614	14
Income taxes payable	6	7
Accrued distributor commissions	(62)	(42)
Other accrued expenses	82	(119)
Deferred revenue	(990)	590
Other current liabilities	65	84
Net cash provided by (used in) operating activities	(556)	52

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(12)	(2)
Decrease (increase) in restricted cash	82	(68)
Net cash provided by (used in) investing activities	70	(70)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	–	233
Net cash provided by financing activities	–	233

Effect of exchange rates on cash and cash equivalents	(49)	95
Net increase (decrease) in cash and cash equivalents	(535)	310
CASH AND CASH EQUIVALENTS, beginning of period	1,552	648
CASH AND CASH EQUIVALENTS, end of period	$1,017	$958

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on November 14, 2011.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of their short maturities.  The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents.

Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs have created the following fair-value hierarchy:

●     Level 1 – quoted prices in active markets for identical assets or liabilities;

●     Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

●     Level 3 – unobservable inputs based on the Company’s own assumptions.

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

In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2010	2011

Options to purchase common stock	27,500	22,500
Warrants to purchase common stock	3,704,854	3,704,854
Non-vested restricted stock	412,112	114,613
Convertible preferred stock	138,400	138,400

Options and warrants to purchase 22,500 and 3,704,854 shares of common stock, respectively, were outstanding at March 31, 2011.  Such options expire on November 17, 2011.  The warrants have expirations through April 21, 2015.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU 2011-05 is effective for interim and annual financial periods beginning after December 15, 2011.  Early adoption is permitted.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

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

3.	STOCK-BASED COMPENSATION

Stock-based compensation expense totaled approximately $64,000 and $14,000 for the three months ended March 31, 2010 and 2011, respectively.  No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s stock option activity:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value1

Outstanding at December 31, 2010	22,500	$1.80
Cancelled, forfeited or expired	–	–
Outstanding at March 31, 2011	22,500	1.80	0.6	$–

Vested and expected to vest at March 31, 2011	22,500	1.80	0.6	–
Exercisable at March 31, 2011	22,500	1.80	0.6	–

1 Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

No stock options vested during the three months ended March 31, 2010 and 2011.  As of March 31, 2011, no unrecognized stock-based compensation expense related to stock options is remaining.  All stock options outstanding at March 31, 2011 have an exercise price of $1.80 per share.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Outstanding at December 31, 2010	114,613	$0.45
Granted	–	–
Vested	(32,231)	0.45
Forfeited	(8,750)	0.69
Outstanding at March 31, 2011	73,632	0.42

As of March 31, 2011, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $30,000, which is expected to be recognized over a weighted-average period of 0.8 years.

4.      COMPREHENSIVE INCOME (LOSS) (In Thousands)

	Three Months Ended March 31,
	2010	2011

Net loss	$(840)	$(480)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9)	103
Comprehensive loss	(849)	(377)
Plus: Comprehensive loss attributable to the noncontrolling interest	7	8
Comprehensive loss attributable to Natural Health Trends	$(842)	$(369)

5.      CONTINGENCIES

Legal Matters

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

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At March 31, 2011, non-current other assets include KRW 128 million (USD $116,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

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

As of March 31, 2011, no contingent obligations have been recognized under registration payment arrangements.

6.	RELATED PARTY TRANSACTIONS

George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus a $4,000 advance on December 17, 2010, totaling $36,500 was repaid on August 8, 2011.

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

7.	SUBSEQUENT EVENTS

On May 12, 2011, the Company granted 600,000 shares of restricted stock under the 2007 Equity Incentive Plan to its executive officers, directors, and certain key employees.  The restricted stock vests quarterly on a pro rata basis over a three-year period.

During the second and third quarters of 2011, the Company successfully negotiated and entered into agreements with certain legacy and on-going vendors to settle prior outstanding payable balances.  The impact of such agreements to settle outstanding payable balances was $429,000 less than carrying value, which was immediately recognized as a credit to selling, general and administrative expenses upon settlement.

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

As of March 31, 2011, we were conducting business through approximately 16,000 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, namely Greater China and Russia.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing about 46% of net sales in the latest quarter.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

●
Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

●	Through commissions paid on product purchases made by their down-line distributors.

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for the first three months of 2010 and 2011, represented 36% and 34% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2010	2011

Net sales	100.0%	100.0%
Cost of sales	29.4	29.6
Gross profit	70.6	70.4
Operating expenses:
Distributor commissions	36.1	34.0
Selling, general and administrative expenses	42.9	39.2
Depreciation and amortization	5.0	4.5
Total operating expenses	84.0	77.7
Loss from operations	(13.4)	(7.3)
Other income (expense), net	0.1	(1.9)
Loss before income taxes	(13.3)	(9.2)
Income tax provision	0.2	0.1
Net loss	(13.5)%	(9.3)%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010		2011

North America	$636	10.2%	$297	5.8%
Hong Kong	3,555	57.0	2,376	45.9
China	241	3.9	286	5.5
Taiwan	421	6.7	659	12.7
South Korea	237	3.8	110	2.1
Japan	137	2.2	75	1.5
Russia	815	13.1	1,268	24.5
Europe	191	3.1	104	2.0
Total	$6,233	100.0%	$5,175	100.0%

Net sales were $5.2 million for the three months ended March 31, 2011 compared with $6.2 million for the comparable period a year ago, a decrease of $1.0 million, or 17%.  Hong Kong net sales decreased $1.2 million, or 33%, over the comparable period a year ago.   The decline in Hong Kong was largely due to $708,000 of product orders taken during 2009, but recognized as revenue during 2010 when operational issues with our third party logistics partners were resolved.  Had these orders shipped timely, Hong Kong net sales would have decreased 17% over the comparable period a year ago.  Net sales in North America declined $339,000 due to a decrease in demand after a distributor who was working to establish an emerging market stopped activity.  Positively, Russian sales increased $453,000, or 56%, because of a strong incentive program and product promotional calendar building to local market events leading up to the 10th Anniversary event in Hong Kong in July 2011.

As of  March 31, 2011, the operating subsidiaries of the Company had approximately 16,000 active distributors, compared to 20,000 active distributors at March 31, 2010.  Hong Kong experienced a decrease of 2,000 active distributors, or 20%, over the same timeframe.

As of March 31, 2011, the Company had deferred revenue of approximately $1.6 million, of which approximately $1.4 million pertained to product sales and approximately $227,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was $3.6 million, or 70.4% of net sales, for the three months ended March 31, 2011 compared with $4.4 million, or 70.6% of net sales, for the three months ended March 31, 2010.  The gross profit decrease of $756,000 over the comparable period in the prior year was directly due to decreased sales.  The gross profit margin percentage remained consistent period over period.

Distributor Commissions

Distributor commissions were 34.0% of net sales for the three months ended March 31, 2011 compared with 36.1% of net sales for the three months ended March 31, 2010.  The decrease in distributor commissions as a percentage of net sales is due to the immediate, nonrecurring one-time commission payout resulting from the adoption of lower commission payout thresholds in Hong Kong and Russia in February 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 million for the three months ended March 31, 2011 compared with $2.7 million for the comparable period a year ago.  Selling, general and administrative expenses decreased by $646,000, or 24%, mainly due to the following:

●	lower salaries, employee-related costs, and consulting fees at the corporate office totaling $220,000;
●	lower rent, utilities, and other business expenses in North America totaling $86,000;
●	lower salaries and employee-related costs in China amounting to $47,000;
●	lower rent and utilities in China totaling $58,000; and
●	lower stock-based compensation expense in the amount of $50,000.

Other Income (Expense), Net

Loss on foreign exchange totaling $98,000 was incurred in the first quarter of 2011 due to impact of strengthening currencies (against the U.S. dollar) on inter-company balances, namely the European euro, Japanese yen, and Russian ruble.

Income Taxes

An income tax provision of $11,000 and $7,000 was recorded during the first three months of 2010 and 2011, respectively, related to its operations outside the United States.  The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

In 2007 through 2011, the Company supplemented its working capital and capital expenditure needs with capital raised from several private placements and advances from a director.

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

On October 19, 2007, the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures (the “Debentures”) having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock.  One-half of the original principal amount of the Debentures was payable in 12 equal monthly installments beginning on November 1, 2008, and the balance was payable on October 19, 2009, unless extended by the holders to October 19, 2012.  The warrants are exercisable beginning six months and one day after their respective issuance and have an exercise price of $3.52 per share.  The placement agent and its assigns also received five-year warrants to purchase 149,595 shares of the Company’s common stock at an exercise price of $3.52 per share.  Such one-year warrants expired unexercised on April 21, 2009.  The Debenture were redeemed on August 10, 2009.

At March 31, 2011, the Company’s cash and cash equivalents totaled $958,000.  Total cash and cash equivalents increased by $310,000 from December 31, 2010 to March 31, 2011.

At March 31, 2011, the ratio of current assets to current liabilities was 0.37 to 1.00 and the Company had a working capital deficit of approximately $5.7 million.  Current liabilities included deferred revenue of $1.6 million that consisted of unamortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities, excluding deferred revenue, is 0.45 to 1.00.  Working capital as of March 31, 2011 was roughly unchanged compared to the Company’s working capital as of December 31, 2010.

Cash provided by operations for the first three months of 2011 was $52,000 compared to cash used in operations of $556,000 in the comparable period of 2010.  We were able to generate cash from operations due to our continued efforts to control selling, general and administrative expenses and maintain commission payout at an affordable level.

Cash used in investing activities during the period was $70,000, of which $68,000 was due to an increase in restricted cash.  In April 2010, the Company’s primary processing company required that the Company gradually increase to and maintain the reserve balance at $500,000.  The balance at the end of March 2011 was $495,000.  The Company’s expectation is that its reserve requirement will revert back to a percentage of sales calculation in the near future.

Cash provided by financing activities during first three months of 2011 was $233,000.  George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus a $4,000 advance on December 17, 2010, totaling $36,500 was repaid on August 8, 2011.  Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company has agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of these advances.  The Company repaid Mr. Broady principal of approximately $128,000 during the third and fourth quarters of 2011, and expects to repay the balance of the principal and interest before the end of 2011.

The Company has taken numerous actions to ensure that it will continue as a going concern.  It planned and executed many cost reduction and margin improvement initiatives since the end of the third quarter of 2007, such as (1) reducing headcount, which includes the termination of multiple management-level positions in Greater China, South Korea and North America; (2) down-sizing offices in Greater China and South Korea; (3) closing offices in Latin America and Southeast Asia; (4) renegotiating vendor contracts in Greater China; (5) increasing product pricing in Greater China, Europe and the U.S.; (6) changing commission plans worldwide; (7) streamlining logistics processes in Greater China; (8) introducing better margin pre-assortments; and (9) working actively with our service providers in Greater China to ensure continued services and reduce service charges; and (10) reducing Company-wide discretionary expenses.  Also, we believe that we have taken a number of effective steps toward stabilizing the Company’s revenues on a sequential basis, especially in the Hong Kong market.  As a result, the Company believes that its current cash breakeven level has been significantly reduced and is attainable.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at March 31, 2011 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2010 and March 31, 2011, the Company’s inventory value was $751,000 and $715,000, respectively, net of reserves of $59,000.  No significant provision was recorded during the periods presented.

Valuation of Goodwill and Other Intangible Assets.  In accordance with accounting principles generally accepted in the United States of America, the value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment.  Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.  We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level.  We test individual indefinite-lived intangibles at least annually by reviewing the individual book values compared to the fair value.  At December 31, 2010 and March 31, 2011, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill or intangible assets was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 6% of sales.  Sales returns were approximately 3% and 2% of sales for the three months ended March 31, 2010 and 2011, respectively.  The allowance for sales returns was approximately $380,000 and $491,000 at December 31, 2010 and March 31, 2011, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $776,000 and $1.4 million at December 31, 2010 and March 31, 2011, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2010 and March 31, 2011, enrollment package revenue totaling $253,000 and $227,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During the three months ended March 31, 2010 and 2011, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011.  The Company’s disclosure controls and procedures  are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.   Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective since its internal control over financial reporting was deemed not effective.

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

Notwithstanding the conclusion that the Company’s internal control over financial reporting was not effective, the Company believes that the financial statements contained in this Form 10-Q fairly present, in all material respects, the financial condition and results of operations of the Company.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        (REMOVED AND RESERVED)

Item 5.        OTHER INFORMATION

None.

Item 6.        EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: November 14, 2011	By:	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	EXHIBIT INDEX Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.