Form 10-Q
period 2011-06-30
NATURAL HEALTH TRENDS CORP
filed 2011-11-14
CIK 912061

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
June 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2010	June 30, 2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$648	$1,437
Restricted cash	422	500
Accounts receivable	105	133
Inventories, net	751	1,193
Other current assets	639	1,235
Total current assets	2,565	4,498
Property and equipment, net	203	158
Goodwill	1,764	1,764
Intangible assets, net	200	–
Restricted cash	225	237
Other assets	406	336
Total assets	$5,363	$6,993

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,115	$2,614
Income taxes payable	330	376
Accrued distributor commissions	723	727
Other accrued expenses	1,792	1,702
Deferred revenue	1,029	2,696
Deferred tax liability	178	177
Advance from related party	4	237
Other current liabilities	1,013	1,019
Total current liabilities	8,184	9,548
Commitments and contingencies
Stockholders’ deficit:
Natural Health Trends stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2010 and June 30, 2011, aggregate liquidation value of $304	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,725,899 and 11,306,323 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	11	11
Additional paid-in capital	80,414	80,449
Accumulated deficit	(83,643)	(83,446)
Accumulated other comprehensive income:
Foreign currency translation adjustments	366	427
Total Natural Health Trends stockholders’ deficit	(2,728)	(2,435)
Noncontrolling interest	(93)	(120)
Total stockholders’ deficit	(2,821)	(2,555)
Total liabilities and stockholders’ deficit	$5,363	$6,993

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net sales	$5,935	$7,208	$12,168	$12,383
Cost of sales	1,679	1,977	3,510	3,506
Gross profit	4,256	5,231	8,658	8,877
Operating expenses:
Distributor commissions	1,980	2,714	4,232	4,476
Selling, general and administrative expenses (including stock-based compensation expense of $38 and $21during the three months ended June 30, 2010 and 2011, respectively, and $102 and $35 during the six months ended June 30, 2010 and 2011, respectively)	2,716	1,836	5,392	3,866
Depreciation and amortization	406	26	718	258
Total operating expenses	5,102	4,576	10,342	8,600
Income (loss) from operations	(846)	655	(1,684)	277
Other income (expense), net:
Gain (loss) on foreign exchange	260	25	280	(73)
Interest income	7	1	7	2
Interest expense	(1)	–	(10)	(1)
Other	47	–	45	3
Total other income (expense), net	313	26	322	(69)
Income (loss) before income taxes	(533)	681	(1,362)	208
Income tax provision (benefit)	(28)	13	(17)	20
Net income (loss)	(505)	668	(1,345)	188
Plus: Net loss attributable to the noncontrolling interest	–	1	7	9
Net income (loss) attributable to Natural Health Trends	(505)	669	(1,338)	197

Preferred stock dividends	(4)	(4)	(8)	(8)
Net income (loss) attributable to common stockholders of Natural Health Trends	$(509)	$665	$(1,346)	$189

Income (loss) per share of Natural Health Trends – basic and diluted	$(0.05)	$0.06	$(0.13)	$0.02

Weighted-average number of shares outstanding – basic	10,485	10,675	10,452	10,655
Weighted-average number of shares outstanding – diluted	10,485	10,706	10,452	10,659

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,345)	$188
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	318	58
Amortization of intangibles	400	200
Stock-based compensation	102	35
Loss on disposal of property and equipment	35	–
Deferred income taxes	–	(1)
Changes in assets and liabilities:
Accounts receivable	10	(19)
Inventories, net	41	(431)
Other current assets	350	(577)
Other assets	325	84
Accounts payable	966	(502)
Income taxes payable	–	18
Accrued distributor commissions	169	(16)
Other accrued expenses	(39)	(107)
Deferred revenue	(1,564)	1,654
Other current liabilities	(43)	(1)
Net cash provided by (used in) operating activities	(275)	583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	4	(9)
Decrease (increase) in restricted cash	155	(72)
Net cash provided by (used in) investing activities	159	(81)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	–	233
Net cash provided by financing activities	–	233

Effect of exchange rates on cash and cash equivalents	(350)	54
Net increase (decrease) in cash and cash equivalents	(466)	789
CASH AND CASH EQUIVALENTS, beginning of period	1,552	648
CASH AND CASH EQUIVALENTS, end of period	$1,086	$1,437

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Selling, General and Adminstrative Expenses

During the second quarter of 2011, the Company successfully negotiated and entered into agreements with certain legacy and on-going vendors to settle prior outstanding payable balances.  The impact of such agreements to settle outstanding payable balances was $209,000 less than carrying value, which was immediately recognized as a credit to selling, general and administrative expenses upon settlement.

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

The following tables illustrate the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2010			2011
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends	$(509)	10,485	$(0.05)	$665	10,675	$0.06

Effect of dilutive securities:
Non-vested restricted stock		–			31

Diluted EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends plus assumed conversions	$(509)	10,485	$(0.05)	$665	10,706	$0.06

	Six Months Ended June 30,
	2010			2011
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends	$(1,346)	10,452	$(0.13)	$189	10,655	$0.02

Effect of dilutive securities:
Non-vested restricted stock		–			4

Diluted EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends plus assumed conversions	$(1,346)	10,452	$(0.13)	$189	10,659	$0.02

In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  In periods where income is reported, certain non-vested restricted stock is anti-dilutive upon applying the treasury stock method since the amount of compensation cost for future service results in the hypothetical repurchase of shares exceeding the actual number of shares to be vested.  Other common stock equivalents are also anti-dilutive since the average market price of the related common stock for the period exceeds the exercise price.

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Options to purchase common stock	27,500	22,500	27,500	22,500
Warrants to purchase common stock	3,704,854	3,704,854	3,704,854	3,704,854
Non-vested restricted stock	339,296	9,998	412,112	624,523
Convertible preferred stock	138,400	138,400	138,400	138,400

Options and warrants to purchase 22,500 and 3,704,854 shares of common stock, respectively, were outstanding at June 30, 2011.  Such options expire on November 17, 2011.  The warrants have expirations through April 21, 2015.

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

Stock-based compensation expense totaled approximately $38,000 and $21,000 for the three months ended June 30, 2010 and 2011, respectively, and approximately $102,000 and $35,000 for the six months ended June 30, 2010 and 2011, respectively.  No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s stock option activity:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value1

Outstanding at December 31, 2010	22,500	$1.80
Cancelled, forfeited or expired	–	–
Outstanding at June 30, 2011	22,500	1.80	0.4	$–

Vested and expected to vest at June 30, 2011	22,500	1.80	0.4	–
Exercisable at June 30, 2011	22,500	1.80	0.4	–

1 Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

No stock options vested during the six months ended June 30, 2010 and 2011.  As of June 30, 2011, no unrecognized stock-based compensation expense related to stock options is remaining.  All stock options outstanding at June 30, 2011 have an exercise price of $1.80 per share.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Outstanding at December 31, 2010	114,613	$0.45
Granted	600,000	0.36
Vested	(108,688)	0.39
Forfeited	(18,748)	0.69
Outstanding at June 30, 2011	587,177	0.36

On May 12, 2011, the Company granted 600,000 shares of restricted stock under the 2007 Equity Incentive Plan to its executive officers, directors, and certain key employees.  The restricted stock vests quarterly on a pro rata basis over a three-year period.

As of June 30, 2011, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $218,000, which is expected to be recognized over a weighted-average period of 2.6 years.

4.      COMPREHENSIVE INCOME (LOSS) (In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net income (loss)	$(505)	$668	$(1,345)	$188
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(325)	(42)	(334)	61
Comprehensive income (loss)	(830)	626	(1,679)	249
Plus: Comprehensive loss attributable to the noncontrolling interest	–	1	7	9
Comprehensive income (loss) attributable to Natural Health Trends	$(830)	$627	$(1,672)	$258

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

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At June 30, 2011, non-current other assets include KRW 128 million (USD $119,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

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

As of June 30, 2011, no contingent obligations have been recognized under registration payment arrangements.

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

7.	SUBSEQUENT EVENT

During the third quarter of 2011, the Company successfully negotiated and entered into agreements with certain legacy and on-going vendors to settle prior outstanding payable balances.  The impact of such agreements to settle outstanding payable balances was $220,000 less than carrying value, which was immediately recognized as a credit to selling, general and administrative expenses upon settlement.

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

As of June 30, 2011, we were conducting business through approximately 16,000 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, namely Greater China and Russia.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing about 65% of net sales in the latest quarter.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for the first six months of 2010 and 2011, represented 35% and 36% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	28.3	27.4	28.8	28.3
Gross profit	71.7	72.6	71.2	71.7
Operating expenses:
Distributor commissions	33.4	37.6	34.8	36.2
Selling, general and administrative expenses	45.8	25.5	44.3	31.2
Depreciation and amortization	6.8	0.4	5.9	2.1
Total operating expenses	86.0	63.5	85.0	69.5
Income (loss) from operations	(14.3)	9.1	(13.8)	2.2
Other income (expense), net	5.3	0.4	2.6	(0.5)
Income (loss) before income taxes	(9.0)	9.5	(11.2)	1.7
Income tax provision (benefit)	(0.5)	0.2	(0.1)	0.2
Net income (loss)	(8.5)%	9.3%	(11.1)%	1.5%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2011

North America	$263	4.4%	$329	4.6%	$899	7.4%	$626	5.1%
Hong Kong	3,559	60.0	4,688	65.0	7,114	58.5	7,064	57.0
China	414	7.0	232	3.2	655	5.4	518	4.2
Taiwan	432	7.3	447	6.2	853	7.0	1,106	8.9
South Korea	217	3.6	122	1.7	454	3.7	232	1.9
Japan	111	1.9	60	0.8	248	2.0	135	1.1
Russia	792	13.3	1,236	17.2	1,607	13.2	2,504	20.2
Europe	147	2.5	94	1.3	338	2.8	198	1.6
Total	$5,935	100.0%	$7,208	100.0%	$12,168	100.0%	$12,383	100.0%

Net sales were $7.2 million for the three months ended June 30, 2011 compared with $5.9 million for the comparable period a year ago, an increase of $1.3 million, or 21%.  Hong Kong net sales increased $1.1 million, or 32%, over the comparable period a year ago.   The increase in Hong Kong can be attributed to successful product launch and a series of local market events to support its introduction as well as a robust incentive program developed for distributors leading up to the Hong Kong 10th Anniversary event, which occurred in July 2011.  The success of the Hong Kong incentive programs eased China local sales as their net sales decreased $182,000 during the same three month period as compared to the comparable period in the prior year.  Additionally, Russia net sales increased $444,000, or 56%, for the same time frame due to local market events held in St. Petersburg, Rostov and Khabarovsk, Russia, as well an incentive program building towards the 10th Anniversary event held in Hong Kong in July 2011 for which Russian distributors were able to attend.

Year to date net sales were up slightly to $12.4 million for the six months ended June 30, 2011 compared with $12.2 million a year ago.  The first quarter of 2010 included $708,000 of product orders taken during 2009, but recognized as revenue in Hong Kong during 2010 when operational issues with our third party logistics partners were resolved.

As of  June 30, 2011, the operating subsidiaries of the Company had approximately 16,000 active distributors, compared to 18,000 active distributors at June 30, 2010.  As of June 30, 2011, the Company had deferred revenue of approximately $2.7 million, of which approximately $2.5 million pertained to product sales and approximately $213,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 72.6% of net sales for the three months ended June 30, 2011 compared with 71.7% of net sales for the three months ended June 30, 2010.  The margin increase was derived from additional Russian sales over the prior year as the rate charged by our third-party logistics provider in Russia adjusts downward as certain sales thresholds are met.  The gross profit margin percentage increase for the six month period is only slightly above the prior year, which coincides with the net sales increase.

Distributor Commissions

Distributor commissions were 37.6% of net sales for the three months ended June 30, 2011 compared with 33.4% of net sales for the three months ended June 30, 2010.  The increase as a percent of net sales is primarily due to modifications and enhancements to the Hong Kong and Russian compensation plans in June 2010 and February 2011, respectively, to add among other things, both a generational and matching bonus.  Additionally, payout increased somewhat due to sales goals reached by distributor-owned healthy lifestyle centers (“HLCs”) that began operating in China in the third quarter of 2010.

Distributor commissions were higher to a lesser extent during the six month period ended June 30, 2011 as the percentage to net sales was 36.2% compared with 34.8% a year ago.  This resulted from the immediate, nonrecurring one-time commission payout from the adoption of lower commission payout thresholds in Hong Kong and Russia in February 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $880,000 and $1.5 million for the three and six months ended June 30, 2011, respectively, compared with the comparable periods in the prior year, mainly due to the following:

●	lower salaries, employee-related costs, and consulting fees at the corporate office totaling $220,000 and $500,000 during the three and six month periods, respectively;
●	lower rent, utilities, and other business expenses in North America totaling $86,000 and $62,000 during the three and six month periods, respectively;
●	lower salaries and employee-related costs in China amounting to $47,000 and $100,000 during the three and six month periods, respectively;
●	lower rent and utilities in China totaling $58,000 and $89,000 during the three and six month periods, respectively;
●	lower salaries and professional fees in South Korea amounting to $229,000 during the second quarter of 2011;
●	impact of agreements with vendors to settle outstanding amounts at $209,000 and $262,000 less than carrying value during the three and six month periods, respectively; and
●	lower stock-based compensation expense in the amount of $17,000 and $67,000 during the three and six month periods, respectively.

Other Income (Expense), Net

Gain on foreign exchange totaling $260,000 was recognized in the second quarter of 2010 due primarily to the impact of the Japanese yen and South Korean won on inter-company balances.  Gain on foreign exchange was $25,000 during the second quarter of 2011.

Income Taxes

An income tax provision of $13,000 and $20,000 was recorded during the three and six months ended June 30, 2011, respectively, related to its operations outside the United States.  The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

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

At June 30, 2011, the Company’s cash and cash equivalents totaled approximately $1.4 million.  Total cash and cash equivalents increased by $789,000 from December 31, 2010 to June 30, 2011.

At June 30, 2011, the ratio of current assets to current liabilities was 0.47 to 1.00 and the Company had a working capital deficit of approximately $5.1 million.  Current liabilities included deferred revenue of $2.7 million that consisted of unamortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities, excluding deferred revenue, is 0.66 to 1.00.  Working capital as of June 30, 2011 increased $569,000 compared to the Company’s working capital as of December 31, 2010, due to cash generated from operations.

Cash provided by operations for the six months ended June 30, 2011 was $583,000 compared to cash used in operations of $275,000 in the comparable period of 2010.  Cash generated from operations was mainly due to our ability to control operating expenses during the first six months of 2011, as compared to the comparable period in the prior year.

Cash used in investing activities during the period was $81,000, of which $72,000 was due to an increase in restricted cash.  In April 2010, the Company’s primary processing company required that the Company gradually increase to and maintain the reserve balance at $500,000.  The Company reached the necessary reserve requirement during the second quarter of 2011.  The Company’s expectation is that its reserve requirement will revert back to a percentage of sales calculation in the near future.

Cash provided by financing activities during first six months of 2011 was $233,000.  George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus a $4,000 advance on December 17, 2010, totaling $36,500 was repaid on August 8, 2011.  Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company has agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of these advances.  The Company repaid Mr. Broady principal of approximately $128,000 during the third and fourth quarters of 2011, and expects to repay the balance of the principal and interest before the end of 2011.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at June 30, 2011 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2010 and June 30, 2011, the Company’s inventory value was $751,000 and $1.2 million, respectively, net of reserves of $59,000.  No significant provision was recorded during the periods presented.

Valuation of Goodwill and Other Intangible Assets.  In accordance with accounting principles generally accepted in the United States of America, the value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment.  Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.  We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level.  We test individual indefinite-lived intangibles at least annually by reviewing the individual book values compared to the fair value.  At December 31, 2010 and June 30, 2011, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill or intangible assets was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 6% of sales.  Sales returns were approximately 3% and 2% of sales for the six months ended June 30, 2010 and 2011, respectively.  The allowance for sales returns was approximately $380,000 and $258,000 at December 31, 2010 and June 30, 2011, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $776,000 and $2.5 million at December 31, 2010 and June 30, 2011, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2010 and June 30, 2011, enrollment package revenue totaling $253,000 and $213,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During the six months ended June 30, 2010 and 2011, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011.  The Company’s disclosure controls and procedures  are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.   Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were not effective since its internal control over financial reporting was deemed not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

NATURAL HEALTH TRENDS CORP.

Date: November 14, 2011	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	EXHIBIT INDEX Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.