Form 10-Q
period 2011-09-30
NATURAL HEALTH TRENDS CORP
filed 2011-11-14
CIK 912061

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
September 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2010	September 30, 2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$648	$1,727
Restricted cash	422	496
Accounts receivable	105	91
Inventories, net	751	1,105
Other current assets	639	576
Total current assets	2,565	3,995
Property and equipment, net	203	131
Goodwill	1,764	1,764
Intangible assets, net	200	–
Restricted cash	225	217
Other assets	406	237
Total assets	$5,363	$6,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,115	$2,452
Income taxes payable	330	325
Accrued distributor commissions	723	1,031
Other accrued expenses	1,792	1,086
Deferred revenue	1,029	1,458
Deferred tax liability	178	177
Advance from related party	4	123
Other current liabilities	1,013	1,046
Total current liabilities	8,184	7,698
Commitments and contingencies
Stockholders’ deficit:
Natural Health Trends stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2010 and September 30, 2011, aggregate liquidation value of $308	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,725,899 and 11,306,323 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	11	11
Additional paid-in capital	80,414	80,471
Accumulated deficit	(83,643)	(81,813)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	366	(39)
Total Natural Health Trends stockholders’ deficit	(2,728)	(1,246)
Noncontrolling interest	(93)	(108)
Total stockholders’ deficit	(2,821)	(1,354)
Total liabilities and stockholders’ deficit	$5,363	$6,344

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Net sales	$5,216	$10,562	$17,384	$22,945
Cost of sales	1,565	2,536	5,075	6,042
Gross profit	3,651	8,026	12,309	16,903
Operating expenses:
Distributor commissions	2,081	4,166	6,313	8,642
Selling, general and administrative expenses (including stock-based compensation expense of $38 and $22 during the three months ended September 30, 2010 and 2011, respectively, and $140 and $57 during the nine months ended September 30, 2010 and 2011, respectively)	2,194	2,613	7,586	6,479
Depreciation and amortization	249	23	967	281
Total operating expenses	4,524	6,802	14,866	15,402
Income (loss) from operations	(873)	1,224	(2,557)	1,501
Other income, net:
Gain on foreign exchange	141	428	421	355
Interest income	–	1	7	3
Interest expense	(1)	(13)	(11)	(14)
Other	24	9	69	12
Total other income, net	164	425	486	356
Income (loss) before income taxes	(709)	1,649	(2,071)	1,857
Income tax provision	29	16	12	36
Net income (loss)	(738)	1,633	(2,083)	1,821
Plus: Net (income) loss attributable to the noncontrolling interest	(4)	–	3	9
Net income (loss) attributable to Natural Health Trends	(742)	1,633	(2,080)	1,830

Preferred stock dividends	(4)	(4)	(12)	(12)
Net income (loss) attributable to common stockholders of Natural Health Trends	$(746)	$1,629	$(2,092)	$1,818

Income (loss) per share of Natural Health Trends – basic and diluted	$(0.07)	$0.15	$(0.20)	$0.17

Weighted-average number of shares outstanding – basic	10,536	10,732	10,480	10,669
Weighted-average number of shares outstanding – diluted	10,536	10,898	10,480	10,699

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,083)	$1,821
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	367	81
Amortization of intangibles	600	200
Stock-based compensation	140	57
Loss on disposal of property and equipment	35	–
Deferred income taxes	–	(1)
Changes in assets and liabilities:
Accounts receivable	(1)	12
Inventories, net	201	(362)
Other current assets	499	72
Other assets	423	170
Accounts payable	863	(661)
Income taxes payable	(2)	(15)
Accrued distributor commissions	88	318
Other accrued expenses	17	(706)
Deferred revenue	(1,521)	418
Other current liabilities	(20)	33
Net cash provided by (used in) operating activities	(394)	1,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	1	(7)
Decrease (increase) in restricted cash	80	(72)
Net cash provided by (used in) investing activities	81	(79)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	–	233
Repayment to related party	–	(114)
Dividend paid to noncontrolling interest	(62)	–
Net cash provided by (used in) financing activities	(62)	119

Effect of exchange rates on cash and cash equivalents	(476)	(398)
Net increase (decrease) in cash and cash equivalents	(851)	1,079
CASH AND CASH EQUIVALENTS, beginning of period	1,552	648
CASH AND CASH EQUIVALENTS, end of period	$701	$1,727

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Selling, General and Adminstrative Expenses

During 2011 the Company successfully negotiated and entered into agreements with certain legacy and on-going vendors to settle prior outstanding payable balances.  The impact of such agreements to settle outstanding payable balances was $220,000 and $482,000 less than carrying value during the three and nine months ended September 30, 2011, respectively, which was immediately recognized as a credit to selling, general and administrative expenses upon settlement.

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

The following tables illustrate the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2010			2011
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends	$(746)	10,536	$(0.07)	$1,629	10,732	$0.15

Effect of dilutive securities:
Non-vested restricted stock		–			166

Diluted EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends plus assumed conversions	$(746)	10,536	$(0.07)	$1,629	10,898	$0.15

	Nine Months Ended September 30,
	2010			2011
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends	$(2,092)	10,480	$(0.20)	$1,818	10,669	$0.17

Effect of dilutive securities:
Non-vested restricted stock		–			30

Diluted EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends plus assumed conversions	$(2,092)	10,480	$(0.20)	$1,818	10,699	$0.17

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Options to purchase common stock	27,500	22,500	27,500	22,500
Warrants to purchase common stock	3,704,854	3,704,854	3,704,854	3,704,854
Non-vested restricted stock	339,296	–	412,112	20,415
Convertible preferred stock	138,400	138,400	138,400	138,400

Options and warrants to purchase 22,500 and 3,704,854 shares of common stock, respectively, were outstanding at September 30, 2011.  Such options expire on November 17, 2011.  The warrants have expirations through April 21, 2015.

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

Stock-based compensation expense totaled approximately $38,000 and $22,000 for the three months ended September 30, 2010 and 2011, respectively, and approximately $140,000 and $57,000 for the nine months ended September 30, 2010 and 2011, respectively.  No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s stock option activity:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value1

Outstanding at December 31, 2010	22,500	$1.80
Cancelled, forfeited or expired	–	–
Outstanding at September 30, 2011	22,500	1.80	0.1	$–

Vested and expected to vest at September 30, 2011	22,500	1.80	0.1	–
Exercisable at September 30, 2011	22,500	1.80	0.1	–

1 Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

No stock options vested during the nine months ended September 30, 2010 and 2011.  As of September 30, 2011, no unrecognized stock-based compensation expense related to stock options is remaining.  All stock options outstanding at September 30, 2011 have an exercise price of $1.80 per share.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Outstanding at December 31, 2010	114,613	$0.45
Granted	600,000	0.36
Vested	(185,137)	0.38
Forfeited	(18,748)	0.69
Outstanding at September 30, 2011	510,728	0.36

On May 12, 2011, the Company granted 600,000 shares of restricted stock under the 2007 Equity Incentive Plan to its executive officers, directors, and certain key employees.  The restricted stock vests quarterly on a pro rata basis over a three-year period.

As of September 30, 2011, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $202,000, which is expected to be recognized over a weighted-average period of 2.4 years.

4.     COMPREHENSIVE INCOME (LOSS) (In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Net income (loss)	$(738)	$1,633	$(2,083)	$1,821
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(123)	(466)	(457)	(405)
Comprehensive income (loss)	(861)	1,167	(2,540)	1,416
Plus: Comprehensive (income) loss attributable to the noncontrolling interest	(4)	–	3	9
Comprehensive income (loss) attributable to Natural Health Trends	$(865)	$1,167	$(2,537)	$1,425

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

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At September 30, 2011, non-current other assets include KRW 100 million (USD $85,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to the agreement with the original investors and the placement agent in the May 2007 financing for the sale of 1,759,307 shares of Series A preferred stock and warrants representing the right to purchase 1,759,307 shares of common stock, the Company is obligated for a specified period of time to maintain the effectiveness of the registration statement that was filed with the SEC covering the resale of the shares of common stock issuable upon the exercise of warrants issued in the financing.  On March 18, 2010, the Company filed a post-effective amendment withdrawing unsold shares from registration.  If the Company fails to file a new registration statement, and maintain its effectiveness , then it may be liable for payment in cash of an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers, or up to approximately $60,000, but only if the quoted closing price of the Company’s common stock exceeds the warrant exercise price of the warrants.  The exercise price of the warrants was $3.80 per share until May 3, 2010, $4.35 per share until November 3, 2011, and currently is $5.00 per share until May 4, 2013, when the warrants expire.

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

As of September 30, 2011, no contingent obligations have been recognized under registration payment arrangements.

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

As of September 30, 2011, we are conducting business through approximately 18,000 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, namely Greater China and Russia.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing about 80% of net sales in the latest quarter.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for the first nine months of 2010 and 2011, represented 36% and 38% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	30.0	24.0	29.2	26.3
Gross profit	70.0	76.0	70.8	73.7
Operating expenses:
Distributor commissions	39.9	39.4	36.3	37.7
Selling, general and administrative expenses	42.0	24.7	43.6	28.2
Depreciation and amortization	4.8	0.2	5.6	1.2
Total operating expenses	86.7	64.3	85.5	67.1
Income (loss) from operations	(16.7)	11.7	(14.7)	6.6
Other income, net	3.1	4.0	2.8	1.5
Income (loss) before income taxes	(13.6)	15.7	(11.9)	8.1
Income tax provision	0.5	0.2	0.1	0.2
Net income (loss)	(14.1)%	15.5%	(12.0)%	7.9%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010		2011

North America	$180	3.4%	$406	3.8%	$1,079	6.2%	$1,032	4.5%
Hong Kong	3,191	61.2	8,454	80.0	10,305	59.3	15,518	67.6
China	260	5.0	122	1.1	915	5.3	640	2.8
Taiwan	476	9.1	471	4.4	1,329	7.6	1,577	6.9
South Korea	194	3.7	114	1.2	648	3.7	346	1.5
Japan	92	1.8	50	0.5	340	2.0	185	0.8
Russia	705	13.5	874	8.3	2,312	13.3	3,378	14.7
Europe	118	2.3	71	0.7	456	2.6	269	1.2
Total	$5,216	100.0%	$10,562	100.0%	$17,384	100.0%	$22,945	100.0%

Net sales were $10.6 million for the three months ended September 30, 2011 compared with $5.2 million for the comparable period a year ago, an increase of $5.3 million, or 102%.  Hong Kong net sales increased $5.3 million, or 165%, over the comparable period a year ago, of which $1.9 million was due to product unshipped at the end of June 2011, but shipped in the third quarter and ticket sales for the Hong Kong 10th Anniversary event.  The additional increase in Hong Kong can be attributed to successful product launch and a series of local market events to support its introduction as well as a robust incentive program developed for distributors leading up to the Hong Kong 10th Anniversary event, which occurred in July 2011.  China net sales decreased $138,000 during the same three month period as compared to the comparable period in the prior year as a one-time product promotion aggregating $699,000 won’t be recognized until the product is shipped next year.  North America net sales increased $226,000 over the comparable period a year ago largely due to emerging market development in the CIS countries, Kazakhstan and Ukraine, which resulted in increased sales. This emerging market business is serviced and delivered through the United States and stems from our Russian marketplace and distributor base.

Year to date net sales were $22.9 million for the nine months ended September 30, 2011 compared with $17.4 million a year ago.  The first quarter of 2010 included $708,000 of product orders taken during 2009, but recognized as revenue in Hong Kong during 2010 when operational issues with our third party logistics partners were resolved.  Aside from the increase in Hong Kong net sales discussed above, Russia net sales increased $1.1 million, or 46%, for the same time frame due to local market events held in St. Petersburg, Rostov and Khabarovsk, Russia as well an incentive program building toward the 10th Anniversary event held in Hong Kong in July 2011 for which Russian distributors were able to attend.

The operating subsidiaries of the Company had approximately 18,000 active distributors at September 30, 2010 and 2011.  As of September 30, 2011, the Company had deferred revenue of approximately $1.5 million, of which approximately $1.3 million pertained to product sales and approximately $204,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 76.0% of net sales for the three months ended September 30, 2011 compared with 70.0% of net sales for the three months ended September 30, 2010.  The margin increase was mainly derived from a price increase implemented in Russia, ticket sales for the 10th Anniversary event held in Hong Kong in July 2011, higher margin pre-assorted product offerings in Hong Kong leading up to the 10th Anniversary event, and less fees paid to our third-party logistics provider in Russia due to a rate reduction effective in June 2011.

Gross profit was 73.7% of net sales for the nine months ended September 30, 2011 compared with 70.8% of net sales for the comparable period in the prior year due to those margin improvement items that occurred during the third quarter of 2011.

Distributor Commissions

Distributor commissions were relatively stable during the three months ended September 30, 2011 compared with the comparable period a year ago at 39.4% versus 39.9%, respectively.  Distributor commissions were slightly higher during the nine month period ended September 30, 2011 as the percentage to net sales was 37.7% compared with 36.3% a year ago.  The increase as a percent of net sales is primarily due to modifications and enhancements to the Hong Kong and Russian compensation plans in June 2010 and February 2011, respectively, to add among other things, both a generational and matching bonus.  Additionally, payout increased somewhat due to sales goals reached by distributor-owned healthy lifestyle centers (“HLCs”) that began operating in China in the third quarter of 2010.  This additional payout was slightly offset by the immediate, nonrecurring one-time commission payout from the adoption of lower commission payout thresholds in Hong Kong and Russia in February 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $419,000 for the three months ended September 30, 2011, compared with the comparable period in the prior year, mainly due to the following:

●	event-related costs increased $400,000 due to the Hong Kong 10th Anniversary event held in July 2011;
●	professional fees increased $70,000 due to the audit of our consolidated financial statements for fiscal years 2009 and 2010;
●	credit card fees and assessments in Hong Kong increased $75,000 due to the increase in sales;
●	additional costs incurred in China totaling $55,000 to develop local market presence; partly offset by
●	impact of agreements with vendors to settle outstanding amounts at $220,000 less than carrying value.

Selling, general and administrative expenses decreased $1.1 million for the nine months ended September 30, 2011, compared with the comparable period in the prior year, mainly due to the following:

●	lower salaries, employee-related costs, and consulting fees at the corporate office totaling $525,000 mainly due to the elimination of several administrative positions in the first quarter of 2011;
●	lower rent, utilities, and other business expenses in North America totaling $62,000 as a result of our corporate office move in the prior year;
●	lower salaries and employee-related costs and rent and utilities in China totaling $50,000 and $70,000, respectively, due to the on-going transition of our facility in Zhuhai, China to northern China;
●	lower overall costs in South Korea aggregating $350,000 as a result of management changes and other cost reductions that occurred in 2010;
●	impact of agreements with vendors to settle outstanding amounts at $482,000 less than carrying value; and
●	lower stock-based compensation expense in the amount of $83,000 as certain shares of restricted stock began to fully vest in 2010; partially offset by
●	event-related costs increased $360,000 primarily due to the Hong Kong 10th Anniversary event held in July 2011;
●	credit card fees and assessments in Hong Kong increased $135,000 due to the increase in sales;
●	additional costs incurred in China totaling $55,000 to develop local market presence.

Other Income, Net

Gain on foreign exchange totaling $428,000 was recognized in the third quarter of 2011 due primarily to the impact of the Japanese yen, South Korean won and European euro on inter-company balances.  Gain on foreign exchange was $141,000 during the third quarter of 2010 also mainly due to the impact of the Japanese yen and European euro on inter-company balances.

Income Taxes

An income tax provision of $16,000 and $36,000 was recorded during the three and nine months ended September 30, 2011, respectively, related to its operations outside the United States.  The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

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

At September 30, 2011, the Company’s cash and cash equivalents totaled approximately $1.7 million.  Total cash and cash equivalents increased by $1.1 million from December 31, 2010 to September 30, 2011.

At September 30, 2011, the ratio of current assets to current liabilities was 0.52 to 1.00 and the Company had a working capital deficit of approximately $3.7 million.  Current liabilities included deferred revenue of $1.5 million that consisted of unamortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities, excluding deferred revenue, is 0.64 to 1.00.  Working capital as of September 30, 2011 increased $1.9 million compared to the Company’s working capital as of December 31, 2010, mainly due to cash generated from operations, but also due to effect of negotiated settlements with certain legacy vendors.

Cash provided by operations for the nine months ended September 30, 2011 was $1.4 million compared to cash used in operations of $394,000 in the comparable period of 2010.  Cash generated from operations directly resulted from the net sales increase during the first nine months of 2011, while we simultaneously maintained our ability to control operating expenses.

Cash used in investing activities during the period was $79,000, of which $72,000 was due to an increase in restricted cash.  In April 2010, the Company’s primary processing company required that the Company gradually increase to and maintain the reserve balance at $500,000.  The Company reached the necessary reserve requirement during the second quarter of 2011.  The Company’s expectation is that its reserve requirement will revert back to a percentage of sales calculation in the near future.

Cash provided by financing activities during the first nine months of 2011 was $119,000.  George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus a $4,000 advance on December 17, 2010, totaling $36,500 was repaid on August 8, 2011.  Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company has agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of these advances.  The Company repaid Mr. Broady principal of approximately $128,000 during the third and fourth quarters of 2011, and expects to repay the balance of the principal and interest before the end of 2011.

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

Excluding the effects of seasonality factors such as the Chinese New Year, the Chinese Golden Week (in October) and the summertime, the Company forecasts that it can generate cash from operations in a normal month at a pace of $100,000 to $200,000.   The third quarter of 2011 ran at above this level due to the 10th Anniversary event in Hong Kong and a one-time product promotion in China and is not expected to be representative for our near-term prospect.  The Company believes that its existing internal liquidity, supported by cash on hand, anticipated improvement in cash flows from operations with more stabilized revenue and much lower fixed costs since October 2007 should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline.  If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at September 30, 2011 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2010 and September 30, 2011, the Company’s inventory value was $751,000 and $1.1 million, respectively, net of reserves of $59,000 and $46,000, respectively.  No significant provision was recorded during the periods presented.

Valuation of Goodwill and Other Intangible Assets.  In accordance with accounting principles generally accepted in the United States of America, the value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment.  Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.  We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level.  We test individual indefinite-lived intangibles at least annually by reviewing the individual book values compared to the fair value.  At December 31, 2010 and September 30, 2011, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill or intangible assets was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 6% of sales.  Sales returns were approximately 2% of sales for the nine months ended September 30, 2010 and 2011.  The allowance for sales returns was approximately $380,000 and $144,000 at December 31, 2010 and September 30, 2011, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $776,000 and $1.3 million at December 31, 2010 and September 30, 2011, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2010 and September 30, 2011, enrollment package revenue totaling $253,000 and $204,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During the nine months ended September 30, 2010 and 2011, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  The Company’s disclosure controls and procedures  are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.   Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were not effective since its internal control over financial reporting was deemed not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The Company is not, at the time of this report, subject to any legal proceedings which could have an adverse effect on its business, results of operations, or financial condition.

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