Form 10-K
period 2011-12-31
NATURAL HEALTH TRENDS CORP
filed 2012-03-27
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2011: $3,565,128

At March 21, 2012, the number of shares outstanding of the registrant’s common stock was 11,326,323 shares.
RDGPreambleEnd
DOCUMENTS INCORPORATED BY REFERENCE

None.

NATURAL HEALTH TRENDS CORP.
Annual Report on Form 10-K
December 31, 2011

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

Our common stock is quoted under the trading symbol “NHTC” on the OTCQB tier of the OTC market, a centralized electronic quotation service run by the OTC Markets Group, Inc.

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

•
ReStor™ is a patent-pending liquid dietary supplement targeted to help the body replace a critical enzyme called Ca2+ATPase, which naturally declines as we age. This enzyme is important for optimal cellular function and has been known to assist with improved sleep function and efficiency, reduced joint and muscular pain and soreness, improved bladder function and, increased muscle endurance and strength.

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

Sourcing of Products

Our corporate staff works with research and development personnel of our manufacturers and other prospective vendors to create product concepts and develop the product ideas into actual products.  Each of our three current major product lines - Skindulgence™, Alura™ and Premium Noni Juice™ - were originally conceived by our manufacturing vendors.  We then enter into supply agreements with the vendors pursuant to which we obtain rights to sell the products under private labels (or trademarks) that are owned by us.  Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2011.  In addition, some of our local markets introduce their own products from time to time and these products are sometimes adopted by our other markets.

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

	December 31,
	2010	2011

North America	550	1,190
Hong Kong	9,770	11,960
Taiwan	1,630	1,380
South Korea	950	450
Japan	440	220
Russia	2,520	2,880
Europe	490	330
Total	16,350	18,410

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

Employees

At December 31, 2011, we employed 90 total employees worldwide, of which 13 were located in the United States, 56 in Hong Kong and China, 15 in Taiwan, 3 in Europe, 2 in South Korea, and 1 in Japan.

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

Regulation of Our Products

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities in the United States, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, State Attorneys General and other state regulatory agencies.  In our foreign markets, the products are generally regulated by similar government agencies, such as the Ministry of Health, Labour and Welfare in Japan and the Department of Health in Taiwan.

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

We experienced substantial negative cash flows during the years ended December 31, 2009 and 2010, primarily due to declines in our revenues without proportional decreases in expenditures.  If we again experience negative cash flows, our decreasing cash balance could impair our ability to support our operations and, eventually, threaten our solvency, which would have a material adverse effect on our business, results of operations and financial condition, as well as our stock price.  Negative cash flows and the related adverse market perception associated therewith may have negatively affected, and may in the future negatively affect, our ability to attract new distributors and/or sell our products.  There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we could be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.

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

The anti-dilution provisions of warrants to purchase 1,645,547 shares of our common stock would, if triggered, cause substantial dilution and may, therefore, make it particularly difficult to obtain new equity financing.  The warrants were originally issued under a Securities Purchase Agreement dated October 19, 2007.  The warrants have an exercise price of $3.52 per share, subject to certain anti-dilution provisions that reduce the exercise price and increase the number of shares underlying the warrants if the Company issues its common stock or equivalent securities at below the exercise price for the warrants (with certain transactions exempted).  Warrants to purchase 149,595 shares of our common stock expire on April 21, 2013, and the remaining warrants for the purchase of 1,495,952 shares of our common stock expire on April 21, 2015.

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

In 2010 and 2011 approximately 59% and 68% of our revenue, respectively, was generated in Hong Kong.  Most of our Hong Kong revenues are derived from the sale of products that are delivered to members in China.    This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

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

Despite an increase in distributors during 2011, we experienced a 37% and 20% decrease in active distributors during 2009 and 2010, respectively.  The number of active distributors or their productivity may not increase and could further decline in the future.  Distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover in our distributor ranks.  We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.

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

A significant expense is the payment of compensation to our distributors, which represented approximately 37% and 38% of net sales during 2010 and 2011, respectively.  We compensate our distributors by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.

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

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets.  This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales.  For example, the FTC released a proposed New Business Opportunity Rule in April 2006.  As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours.  However, in November 2011, the FTC issued a final rule that will not apply to multi-level marketing companies that do not represent that they or another designated person will do any of the following:  (a) provide locations for the operation of equipment, displays, vending machines or similar devices owned, leased, controlled or paid for by the purchaser of the opportunity; (b) provide outlets, accounts, or customers (including but not limited to internet outlets, accounts, or customers) for the purchaser’s goods or services (advertising and general advice about business development and training is not considered as “providing locations, outlets, accounts, or customers.”); or (c) buy back any or all of the goods or services that the purchaser makes or provides.  As the Company understands the final regulation, it does not make any of these representations and therefore is not covered by the final rule, which took effect on March 1, 2012.

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

The formulation, manufacturing, packaging, labeling, importation, advertising, distribution, sale and storage of certain of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission and the United States Department of Agriculture and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  For example, the FDA requires us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing and storage of foods and over-the-counter (OTC) drugs.  We are also now required to report serious adverse events associated with consumer use of certain of our products.  Other laws and regulations govern or restrict the claims that may be made about our products and the information that must be included and excluded on labels.

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

Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business.

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

In 2010 and 2011, approximately 95% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar.  We also purchase almost all inventories in U.S. dollars.  Our foreign currency exchange rate exposure, mainly to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble and European euro, represented approximately 36% and 28% of our revenue in 2010 and 2011, respectively.  Our foreign currency exchange rate exposure may increase in the near future as our Greater China, Russia and European subsidiaries expand operations and we develop new markets.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.

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

We have been parties to lawsuits and other proceedings in the past.  Prosecuting and defending potential litigation and other governmental proceedings may continue to require significant expense and attention of our management.  There can be no assurance that the significant money, time and effort spent will not adversely affect our business, financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  We are required to provide management’s assessment of internal controls in conjunction with the filing of this report.  As disclosed under Item 9A of this report, our management concluded that our internal control over financial reporting was effective at December 31, 2011.  In the future, our continued assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K.  We believe, at the current time, that we are taking appropriate steps to mitigate these risks.  However, disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.

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

As of March 21, 2012, we had outstanding 11,326,323 shares of common stock and also (i) warrants outstanding from our May 2007 private placement exercisable for 2,059,307 shares of our common stock at an exercise price of $5.00 per share, (ii) 138,400 shares of Series A preferred stock, convertible into the same number of shares of common stock and (iii) warrants issued in our October 2007 private placement exercisable for 1,645,547 shares of common stock at an exercise price of $3.52 per share. If these convertible securities are exercised or converted, and the shares of common stock issued upon such exercise or conversion are sold, our common stockholders may experience substantial dilution and the market price of our shares of common stock could decline.  Further, the perception that such convertible securities might be exercised or converted could adversely affect the market price of our shares of common stock.  In addition, holders of our warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the warrants and options.  The anti-dilution provisions of warrants to purchase 1,645,547 shares of our common stock would, if triggered, cause substantial dilution and may, therefore, make it particularly difficult to obtain new equity financing.

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

Item 3.           LEGAL PROCEEDINGS

None.

Item 4.           MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the trading symbol “NHTC” on the OTCQB tier of the OTC market.  Prior to August 13, 2010, our common stock was quoted under the trading symbol “BHIP.”  The following table sets forth the composite of the high and low bid quotations of our common stock as reported by the OTC Markets Group, Inc.  The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2011
	High	Low	High	Low

March 31	$0.30	$0.13	$0.20	$0.09
June 30	0.35	0.21	0.88	0.14
September 30	0.30	0.17	0.71	0.30
December 31	0.17	0.05	1.00	0.50

On March 21, 2012, the last reported closing price of our common stock on the OTCQB was $1.32 per share.

Holders of Record

At March 21, 2012, there were approximately 190 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Dividends

We have never declared or paid any cash dividend on our common stock.  We currently intend to retain earnings, if any, to finance the growth and development of our business.  We do not expect to pay any dividends in the foreseeable future.  Payment of any future dividends on shares of our common stock will be at the discretion of our Board of Directors.  At December 31, 2011, we had accrued unpaid dividends of $157,000 with respect to the Series A preferred stock, but such dividends have not been declared and we are under no obligation to pay such accrued dividends except in certain extraordinary circumstances.

Equity Compensation Plan Information

The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	–	$–	1,083
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	1,083

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

As of December 31, 2011, we were conducting business through approximately 18,410 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, namely Greater China and Russia.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 68% of net sales in the latest fiscal year.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for fiscal 2010 and 2011, represented 37% and 38% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

Selling, general and administrative expenses consist of administrative compensation and benefits (including stock-based compensation), travel, credit card fees and assessments, professional fees, certain occupancy costs, and other corporate administrative expenses.  In addition, this category includes selling, marketing, and promotion expenses including costs of distributor conventions, which are designed to increase both product awareness and distributor recruitment.  Because our various distributor conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.

The functional currency of our international subsidiaries is generally their local currency.  Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period.  Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into a separate component of stockholders’ equity and represent the only component of accumulated other comprehensive income.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2010	2011

Net sales	100.0%	100.0%
Cost of sales	29.6	26.2
Gross profit	70.4	73.8
Operating expenses:
Distributor commissions	36.8	38.0
Selling, general and administrative expenses	41.6	29.0
Depreciation and amortization	5.1	1.0
Total operating expenses	83.5	68.0
Income (loss) from operations	(13.1)	5.8
Other income, net	2.5	1.1
Income (loss) before income taxes	(10.6)	6.9
Income tax benefit	(0.1)	(0.9)
Net income (loss)	(10.5)%	7.8%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2010		2011

North America	$1,214	5.2%	$1,487	4.8%
Hong Kong	13,930	59.1	21,038	67.5
China	1,202	5.1	1,131	3.6
Taiwan	1,870	7.9	1,931	6.2
South Korea	828	3.5	445	1.4
Japan	428	1.8	240	0.8
Russia	3,541	15.0	4,537	14.6
Europe	563	2.4	353	1.1
Total	$23,576	100.0%	$31,162	100.0%

Net sales were $31.2 million for the year ended December 31, 2011 compared with $23.6 million a year ago.  Hong Kong net sales increased $7.1 million, or 51%, over the comparable period a year ago.  The increase in Hong Kong can be attributed to successful product launch and a series of local market events to support its introduction as well as a robust incentive program developed for distributors leading up to the Hong Kong 10th Anniversary event, which occurred in July 2011.  Additional increase is due to ticket sales for the Hong Kong 10th Anniversary event.  The first quarter of 2010 included $708,000 of product orders taken during 2009, but recognized as revenue in Hong Kong during 2010 when operational issues with our third party logistics partners were resolved.  Aside from the increase in Hong Kong, Russia net sales increased $1.0 million, or 28%, for the same time frame due to local market events held in St. Petersburg, Rostov and Khabarovsk, Russia as well an incentive program building toward the 10th Anniversary event held in Hong Kong in July 2011 that Russian distributors were able to attend.

As of December 31, 2011, the operating subsidiaries of the Company had 18,410 active distributors, compared to 16,350 active distributors at December 31, 2010.  Hong Kong experienced an increase of 2,190 active distributors, or 22%, from December 31, 2010 to December 31, 2011.

As of December 31, 2011, the Company had deferred revenue of approximately $967,000, of which $776,000 pertained to product sales and $191,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 73.8% of net sales for the year ended December 31, 2011 compared with 70.4% of net sales for the year ended December 31, 2010.  The margin increase was mainly derived from a price increase implemented in Russia, ticket sales for the 10th Anniversary event held in Hong Kong in July 2011, higher margin pre-assorted product offerings in Hong Kong leading up to the 10th Anniversary event, and less fees paid to our third-party logistics provider in Russia due to a rate reduction effective in June 2011.

Distributor Commissions

Distributor commissions were slightly higher during the year ended December 31, 2011 as the percentage to net sales was 38.0% compared with 36.8% a year ago.  The increase as a percent of net sales is primarily due to modifications and enhancements to the Hong Kong and Russian compensation plans in June 2010 and February 2011, respectively, to add among other things, both a generational and matching bonus.  Additionally, payout increased somewhat due to sales goals reached by distributor-owned healthy lifestyle centers (“HLCs”) that began operating in China in the third quarter of 2010.  This additional payout was slightly offset by the immediate, nonrecurring one-time commission payout from the adoption of lower commission payout thresholds in Hong Kong and Russia in February 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $750,000 for the year ended December 31, 2011, compared with the prior year, mainly due to the following:

•	lower salaries, employee-related costs, and consulting fees at the corporate office totaling $333,000 mainly due to the elimination of several administrative positions in the first quarter of 2011;
•	lower rent, utilities, and other business expenses in North America totaling $77,000 as a result of our corporate office move in the prior year;
•	lower rent and utilities in China totaling $84,000 due to the on-going transition of our facility in Zhuhai, China to northern China;
•
lower overall costs in South Korea and Japan aggregating $438,000 and $205,000, respectively, as a result of management changes and other cost reductions in South Korea that occurred in 2010 and cost reductions in Japan that occurred in early 2011;

•	impact of agreements with vendors to settle outstanding amounts at $477,000 less than carrying value; and
•	lower stock-based compensation expense in the amount of $96,000 as certain shares of restricted stock began to fully vest in 2010; partially offset by
•	event-related costs increased $395,000 primarily due to the Hong Kong 10th Anniversary event held in July 2011;
•	credit card fees and assessments in Hong Kong and Russia increased $176,000 and $50,000, respectively, due to the increase in sales;
•	professional fees increased $167,000 due to the audit of our consolidated financial statements for fiscal years 2009 and 2010; and
•	additional costs incurred in China and Russia totaling $88,000 and $67,000, respectively to further develop local market presence.

Other Income, Net

Gain on foreign exchange totaling $226,000 was recognized in the year ended December 31, 2011 due primarily to the impact of the Japanese yen, South Korean won and European euro on inter-company balances.  Gain on foreign exchange was $524,000 during the year ended December 31, 2010 also mainly due to the impact of the Japanese yen and European euro on inter-company balances.  During December 2011, a gain of $65,000 was recognized upon liquidation of MyLexxus Europe AG, in which we held a 51% ownership interest.

Income Taxes

An income tax benefit of $298,000 was recorded during the year ended December 31, 2011, related to our operations outside the United States.  The Company reversed a previously established tax liability related to its European subsidiary, MyLexxus Europe AG, prior to its liquidation in December 2011 and a portion of the deferred tax liability initially recorded in 2008 upon de-recognition of unclaimed, aged commission checks in Hong Kong reversed, the aggregate of which resulted in an overall income tax benefit for the year.  The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

In 2007 through 2010, the Company supplemented its working capital and capital expenditure needs with capital raised from several private placements and advances from a director.

On May 4, 2007, the Company consummated a private equity placement generating gross proceeds of approximately $3.0 million.  The May 2007 financing consisted of the sale of 1,759,307 shares of the Company’s Series A convertible preferred stock and the sale of warrants evidencing the right to purchase 1,759,307 shares of the Company’s common stock.  As partial consideration for placement agency services, the Company issued warrants evidencing the right to purchase an additional 300,000 shares of the Company’s common stock to the placement agent that assisted in the financing.  The warrants are exercisable at any time during the period beginning November 4, 2007 (six months after their issuance) and ending May 4, 2013 (six years after their issuance).  The exercise price of the warrants is $5.00 per share.

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

At December 31, 2011, the Company’s cash and cash equivalents totaled $1.6 million.  Total cash and cash equivalents decreased by approximately $904,000 during 2010, but increased by $969,000 during 2011.

At December 31, 2011, the ratio of current assets to current liabilities was 0.55 to 1.00 and the Company had a working capital deficit of approximately $3.1 million.  Current liabilities included deferred revenue of $967,000 that consisted of amortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities excluding deferred revenue would be 0.64 to 1.00.  Working capital as of December 31, 2011 increased $2.5 million compared to that as of December 31, 2010 mainly due to cash generated from operations, but also due to effect of negotiated settlements with certain legacy and on-going vendors.

Cash provided by operations during 2011 was $1.5 million compared to cash used in operations of $292,000 during 2010.  Cash generated from operations directly resulted from the net sales increase during 2011, while we simultaneously maintained our ability to control operating expenses.

Cash used in investing activities during 2011 was $136,000, of which $72,000 was due to an increase in restricted cash.  In April 2010, the Company’s primary credit card processing company required that the Company gradually increase to and maintain the reserve balance at $500,000.  The Company reached the necessary reserve requirement during the second quarter of 2011.  In January 2012, 50% of the reserve balance was returned to the Company.  The Company’s expectation is that its reserve requirement will revert back to a percentage of sales calculation in the near future.  Also, during December 2011, a net cash reduction of $57,000 occurred upon liquidation and de-consolidation of MyLexxus Europe AG, in which we held a 51% ownership interest, as this cash was paid to the noncontrolling interest.  No significant cash flows from investing activities occurred during 2010.

Financing during 2011 was provided by George Broady, a director of the Company and owner of more than 5% of its outstanding common stock.  Mr. Broady advanced $2,500 on January 13, 2011 and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus a $4,000 advance on December 17, 2010, totaling $36,500 was repaid on August 8, 2011.  Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of these advances.  The Company repaid Mr. Broady in full, plus accumulated interest, during the third and fourth quarters of 2011.  Other than a $62,000 dividend paid to a noncontrolling interest during 2010, no significant cash flows from financing activities occurred during 2010.

The Company believes that its existing internal liquidity, supported by cash on hand and cash flows from operations should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline.  If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.  See “Item 1A.  Risk Factors.”

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

The Company has entered into an agreement with one of its suppliers to purchase its product through December 2014.  To maintain this agreement, the Company is required to purchase a minimum of $220,000 of product in 2012.  The minimum purchase requirement in the following two years is dependent on the volume in the preceding year plus an incremental amount not to exceed $40,000.

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined.  In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined.  As of December 31, 2011, no outstanding obligations existed under any severance agreements.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at December 31, 2010 and 2011 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory, and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2010 and 2011, the Company’s inventory value was $751,000 and $1.1 million, respectively, net of reserves of $59,000 and $43,000, respectively.  No significant provision was recorded during 2010 and 2011.

Valuation of Goodwill and Other Intangible Assets.  In accordance with accounting principles generally accepted in the United States of America, the value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment.  Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.  During the fourth quarter of 2011, the Company early adopted new guidance which simplifies the goodwill impairment test by allowing the option to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed.  We test individual indefinite-lived intangibles by reviewing the individual book values compared to the fair value.  The Company’s policy is to test for impairment annually during the fourth quarter.  At December 31, 2010 and 2011, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill or intangible assets was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 5% of sales.  Sales returns were approximately 2% of sales for the years ended December 31, 2010 and 2011.  The allowance for sales returns was approximately $380,000 and $205,000 at December 31, 2010 and 2011, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $776,000 at December 31, 2010 and 2011, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2010 and 2011, enrollment package revenue totaling $253,000 and $191,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During 2010 and 2011, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2011.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Health Trends Corp.  as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011,  in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Natural Health Trends Corp.’s internal control over financial reporting as of December 31, 2011 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Lane Gorman Trubitt, PLLC

Dallas, Texas
March 27, 2012

RDGXBRLParseBegin
NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2010	2011

ASSETS
Current assets:
Cash and cash equivalents	$648	$1,617
Restricted cash	422	494
Accounts receivable	105	93
Inventories, net	751	1,089
Other current assets	639	537
Total current assets	2,565	3,830
Property and equipment, net	203	68
Goodwill	1,764	1,764
Intangible assets, net	200	–
Restricted cash	225	220
Other assets	406	241
Total assets	$5,363	$6,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,115	$2,208
Income taxes payable	330	11
Accrued distributor commissions	723	1,177
Other accrued expenses	1,792	1,471
Deferred revenue	1,029	967
Deferred tax liability	178	148
Other current liabilities	1,017	950
Total current liabilities	8,184	6,932
Commitments and contingencies
Stockholders’ deficit:
Natural Health Trends stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2010 and 2011, aggregate liquidation value of $312	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,725,899, and 11,326,323 shares issued and outstanding at December 31, 2010 and 2011, respectively	11	11
Additional paid-in capital	80,414	80,493
Accumulated deficit	(83,643)	(81,338)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	366	(99)
Total Natural Health Trends stockholders’ deficit	(2,728)	(809)
Noncontrolling interest	(93)	–
Total stockholders’ deficit	(2,821)	(809)
Total liabilities and stockholders’ deficit	$5,363	$6,123

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2011

Net sales	$23,576	$31,162
Cost of sales	6,969	8,172
Gross profit	16,607	22,990
Operating expenses:
Distributor commissions	8,671	11,857
Selling, general and administrative expenses (including stock-based compensation expense of $175 and $79 during 2010 and 2011, respectively)	9,802	9,052
Depreciation and amortization	1,213	298
Total operating expenses	19,686	21,207
Income (loss) from operations	(3,079)	1,783
Other income, net:
Gain on foreign exchange	524	226
Interest income	9	5
Interest expense	(18)	(16)
Other	68	129
Total other income, net	583	344
Income (loss) before income taxes	(2,496)	2,127
Income tax benefit	(27)	(298)
Net income (loss)	(2,469)	2,425
Net (income) loss attributable to noncontrolling interest	21	(120)
Net income (loss) attributable to Natural Health Trends	(2,448)	2,305

Preferred stock dividends	(16)	(16)
Net income (loss) attributable to common stockholders of Natural Health Trends	$(2,464)	$2,289

Income (loss) per share of Natural Health Trends – basic and diluted	$(0.23)	$0.21

Weighted-average number of shares outstanding – basic	10,507	10,704
Weighted-average number of shares outstanding – diluted	10,507	10,825

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	NHT	Interest	Total

BALANCE, December 31, 2009	138,400	$124	10,809,751	$11	$80,239	$(81,195)	$911	$90	$(7)	$83
Net loss	–	–	–	–	–	(2,448)	–	(2,448)	(21)	(2,469)
Foreign currency translation adjustments	–	–	–	–	–	–	(545)	(545)	(65)	(610)
Total comprehensive loss								(2,993)	(86)	(3,079)
Cancellation of restricted stock	–	–	(83,852)	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	175	–	–	175	–	175
BALANCE, December 31, 2010	138,400	124	10,725,899	11	80,414	(83,643)	366	(2,728)	(93)	(2,821)
Net income	–	–	–	–	–	2,305	–	2,305	120	2,425
Foreign currency translation adjustments	–	–	–	–	–	–	(465)	(465)	(27)	(492)
Total comprehensive income								1,840	93	1,933
Issuance of restricted stock, net	–	–	600,424	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	79	–	–	79	–	79
BALANCE, December 31, 2011	138,400	$124	11,326,323	$11	$80,493	$(81,338)	$(99)	$(809)	$–	$(809)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,469)	$2,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	413	98
Amortization of intangibles	800	200
Stock-based compensation	175	79
Loss on disposal of property and equipment	58	47
Gain on liquidation of MyLexxus Europe	–	(65)
Deferred income taxes	(28)	(30)
Changes in assets and liabilities:
Accounts receivable	38	10
Inventories, net	270	(345)
Other current assets	568	107
Other assets	500	169
Accounts payable	640	(908)
Income taxes payable	(40)	(332)
Accrued distributor commissions	206	462
Other accrued expenses	209	(319)
Deferred revenue	(1,553)	(67)
Other current liabilities	(79)	(68)
Net cash provided by (used in) operating activities	(292)	1,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2)	(7)
Increase in restricted cash	(1)	(72)
Net cash reduction from liquidation of MyLexxus Europe	–	(57)
Net cash used in investing activities	(3)	(136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	4	233
Repayment to related party	–	(237)
Dividend paid to noncontrolling interest	(62)	–
Net cash used in financing activities	(58)	(4)

Effect of exchange rates on cash and cash equivalents	(551)	(354)
Net increase (decrease) in cash and cash equivalents	(904)	969
CASH AND CASH EQUIVALENTS, beginning of period	1,552	648
CASH AND CASH EQUIVALENTS, end of period	$648	$1,617

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

In December 2011, the Company completed the liquidation of its non-operating, 51%-owned subsidiary MyLexxus Europe AG, a Swiss corporation, and thereupon recognized a gain of $65,000 within other income.  Cash of $57,000 was distributed to the noncontrolling interest.  As such, no noncontrolling interests are held in any consolidated subsidiary at December 31, 2011.

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

The Company maintains certain cash balances at several institutions located in the United States which at times may exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Restricted Cash

The Company maintains a cash reserve with certain credit card processing companies to provide for potential uncollectible amounts and chargebacks.  Historically, cash reserves held by the Company’s primary credit card processor were generally calculated as a percentage of sales over a rolling monthly time period.  In April 2010, the processing company required that the Company gradually increase to and maintain the reserve balance at $500,000.  In January 2012, 50% of the reserve balance was returned to the Company.  The Company’s expectation is that its reserve requirement will revert back to a percentage of sales calculation in the near future.  These cash reserves are included in current assets.

Those cash reserves held by credit card companies located in South Korea are reflected in noncurrent assets since those cards require the Company to provide 100% collateral before processing transactions, which must be maintained indefinitely.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.  The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  At December 31, 2010 and 2011, the reserve for obsolescence totaled $59,000 and $43,000, respectively.

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

Goodwill

The value of residual goodwill is not amortized, but is tested at least annually for impairment.  During the fourth quarter of 2011, the Company early adopted new guidance which simplifies the goodwill impairment test by allowing the option to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed.  The Company’s policy is to test for impairment annually during the fourth quarter.  Considerable management judgment is necessary to measure fair value.  We did not recognize any impairment charges for goodwill during the periods presented.

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

The Company and its subsidiaries file income tax returns in the United States, various states, and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008, and is no longer subject to state income tax examinations for years prior to 2007.  No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

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

Selling, General and Administrative Expenses

During 2011 the Company successfully negotiated and entered into agreements with certain legacy and on-going vendors to settle prior outstanding payable balances.  The impact of such agreements to settle outstanding payable balances was $477,000 less than carrying value, or $0.04 per share, which was immediately recognized as a credit to selling, general and administrative expenses upon settlement.

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

The following tables illustrate the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2010			2011
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends	$(2,464)	10,507	$(0.23)	$2,289	10,704	$0.21

Effect of dilutive securities:
Non-vested restricted stock		–			121

Diluted EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends plus assumed conversions	$(2,464)	10,507	$(0.23)	$2,289	10,825	$0.21

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Year Ended December 31,
	2010	2011

Options to purchase common stock	27,500	22,500
Warrants to purchase common stock	3,704,854	3,704,854
Non-vested restricted stock	412,112	40,415
Convertible preferred stock	138,400	138,400

Warrants to purchase 3,704,854 shares of common stock were still outstanding at December 31, 2011.  Such warrants have expirations through April 21, 2015.

Certain Risks and Concentrations

A substantial portion of the Company’s sales are generated in Hong Kong (see Note 11).  Most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China.  In contrast to the Company’s operations in other parts of the world, the Company has not implemented a direct sales model in China.  The Chinese government permits direct selling only by organizations that have a license that the Company does not have, and has also adopted anti-multilevel marketing legislation.   The Company operates an e-commerce direct selling model in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong.  Products purchased by members in China are delivered to a third party that acts as the importer of record under an agreement to pay applicable duties.  In addition, through a Chinese entity the Company has launched an e-commerce retail platform in China.  The Chinese entity operates separately from the Hong Kong entity, although a Chinese member may elect to participate separately in both.

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

Four major product lines - Premium Noni Juice™, Skindulgence™, Alura™ and La Vie™ - generated a significant majority of the Company’s sales for 2010 and 2011.  The Company obtains Skindulgence™ and La Vie™ product from a single supplier, and Premium Noni Juice™ and Alura™ from two other suppliers.  The Company believes that, in the event it is unable to source products from these suppliers or other suppliers of its products, its revenue, income and cash flow could be adversely and materially impacted.

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

Recently Issued and Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company adopted the amended accounting standard in the fourth quarter of 2011.  The adoption did not have an impact on the Company's financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) —Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to defer the requirement for entities to present reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.  All other requirements in ASU 2011-05 are not affected.  Both ASU 2011-05 and ASU 2011-12 are effective for interim and annual financial periods beginning after December 15, 2011.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

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

2.  BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2010	2011

Other current assets:
Product-related deposits	$163	$98
Prepaid insurance	46	48
Deferred commissions	–	156
Due from Russian service provider	152	–
Other	278	235
	$639	$537

Property and equipment:
Office equipment	$1,018	$445
Office software	566	522
Furniture and fixtures	171	122
Plant equipment	11	–
Leasehold improvements	1,349	222
Property and equipment, at cost	3,115	1,311
Accumulated depreciation and amortization	(2,912)	(1,243)
	$203	$68

Other accrued expenses:
Sales returns	$380	$205
Employee-related expense	650	991
Professional fees	91	65
Warehousing and inventory-related expense	391	98
Other	280	112
	$1,792	$1,471

Deferred revenue:
Unshipped product	$776	$776
Enrollment package revenue	253	191
	$1,029	$967

Other current liabilities:
Unclaimed checks	$877	$845
Other	140	105
	$1,017	$950

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

No changes occurred in the carrying amount of goodwill during 2010 and 2011.  Intangible assets consist entirely of acquired computer software and programs and are stated as follows (in thousands):

	December 31,
	2010	2011

Gross carrying amount	$5,600	$5,600
Accumulated amortization	(5,400)	(5,600)
Net	$200	$–

Amortization expense was $800,000 and $200,000 during 2010 and 2011.

4.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through July 2013.  Rent expense in connection with operating leases was $1.1 million and $744,000 during 2010 and 2011, respectively.

Future minimum lease obligations as of December 31, 2011, are as follows (in thousands):

2012	$487
2013	103
Total minimum lease obligations	$590

Purchase Commitment

The Company has entered into an agreement with one of its suppliers to purchase its product through December 2014.  To maintain this agreement, the Company is required to purchase a minimum of $220,000 of product in 2012.  The minimum purchase requirement in the following two years is dependent on the volume in the preceding year plus an incremental amount not to exceed $40,000.

Employment Agreements

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined.  In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined.  As of December 31, 2011, no outstanding obligations existed under any severance agreements.

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At December 31, 2010 and 2011, non-current other assets include KRW 260 million (USD $229,000) and KRW 100 million (USD $86,000), respectively, underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to the agreement with the original investors and the placement agent in the May 2007 financing for the sale of 1,759,307 shares of Series A preferred stock and warrants representing the right to purchase 1,759,307 shares of common stock (see Note 5), the Company is obligated for a specified period of time to maintain the effectiveness of the registration statement that was filed with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of common stock issuable upon the exercise of warrants issued in the financing.  On March 18, 2010, the Company filed a post-effective amendment withdrawing unsold shares from registration.  If the Company fails to file a new registration statement, and maintain its effectiveness, then it may be liable for payment in cash of an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers, or up to approximately $60,000, but only if the quoted closing price of the Company’s common stock exceeds the warrant exercise price of the warrants.  The exercise price of the warrants is $5.00 per share.  Such warrants expire May 4, 2013.

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

As of December 31, 2011, no contingent obligations have been recognized under registration payment arrangements.

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

Currently, there is no litigation pending against the Company.  From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of the Company’s business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

5.  STOCKHOLDERS’ EQUITY

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

On May 4, 2007, the Company consummated a private placement financing which included the sale of 1,759,307 shares of Series A preferred stock at a price of $1.70 per share.  During September and October 2007, an aggregate of 1,620,907 shares of Series A preferred stock were converted into an equivalent number of shares of common stock.  Cumulative unpaid dividends and the liquidation preference relating to the Series A preferred stock at December 31, 2011 was $157,000 and $312,000, respectively.  As of December 31, 2011, 138,400 shares of Series A preferred stock were outstanding.

Common Stock Purchase Warrants

On May 4, 2007, the Company issued warrants to purchase 2,059,307 shares of common stock as a component of the May 2007 private equity placement.  The warrants are exercisable at any time during the period beginning November 4, 2007 (six months after their issuance) and ending May 4, 2013 (six years after their issuance).  The exercise price of the warrants is $5.00 per share.  The number of shares of common stock for which the warrants are exercisable, and the related exercise price per share, are subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all stockholders.

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing.  The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock.  The term for each of the warrants began six months and one day after their respective issuance and each have an exercise price of $3.52 per share.  The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.  In addition, subject to certain exceptions, the exercise price and number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants.  If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise.  Such one-year warrants expired unexercised on April 21, 2009.

At December 31, 2011, warrants to purchase 3,704,854 shares of common stock were outstanding.  The weighted-average remaining contractual life of outstanding warrants as of December 31, 2011 was 2.1 years.

6.  STOCK-BASED COMPENSATION

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

The purpose of the 2007 Plan is to enable the Company to attract and retain employees, officers, directors, consultants and advisors; to provide an incentive for them to assist in achieving long-range performance goals; and to enable them to participate in the long-term growth of the Company.  The terms of any particular grant are determined by the Board of Directors or a committee appointed by the Board of Directors.  Generally, the grants of restricted stock vest quarterly on a pro rata basis over a three-year period.  The maximum number of shares available for issuance under the 2007 Plan of 1,550,000 shares of common stock replaces those 1,550,000 shares available under the 2002 Plan.  At our Annual Meeting of Stockholders held on December 30, 2008, the Company’s stockholders approved an increase in the maximum number of shares available for issuance under the 2007 Plan by 500,000 shares.  As such, the maximum aggregate number of shares available for issuance under the 2007 Plan totals 2,050,000 shares.  As of December 31, 2011, 1,083 shares remain available to be granted under the 2007 Plan.

Valuation and Expense Information under FASB ASC Topic 718

Stock-based compensation expense totaled approximately $175,000 and $79,000 for 2010 and 2011, respectively.  No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s stock option activity:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value1

Outstanding at December 31, 2009	27,500	$1.80
Cancelled, forfeited or expired	(5,000)	1.80
Outstanding at December 31, 2010	22,500	1.80
Cancelled, forfeited or expired	(22,500)	1.80
Outstanding at December 31, 2011	–	–	–	$–

1 Aggregate intrinsic value is defined as the positive difference between the current market value and the exercise price and is estimated using the closing price of the Company’s common stock on the last trading day of the periods ended as of the dates indicated (in thousands).

No stock options vested during 2010 and 2011.  As of December 31, 2011, no unrecognized stock-based compensation expense related to stock options is remaining.

A following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Outstanding at December 31, 2009	412,122	$0.71
Granted	–	–
Vested	(224,693)	0.85
Forfeited	(72,816)	0.69
Outstanding at December 31, 2010	114,613	0.45
Granted	620,000	0.37
Vested	(242,177)	0.38
Forfeited	(18,748)	0.69
Outstanding at December 31, 2011	473,688	0.37

On May 12, 2011, the Company granted 600,000 shares of restricted stock under the 2007 Equity Incentive Plan to its executive officers, directors, and certain key employees.  An additional 20,000 shares were granted on October 19, 2011 to another key employee.  The restricted stock vests quarterly on a pro rata basis over a three-year period.

As of December 31, 2011, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $187,000, which is expected to be recognized over a weighted-average period of 2.2 years.

7.  INCOME TAXES

The components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2010	2011

Domestic	$(2,613)	$(1,226)
Foreign	117	3,353
Income (loss) before income taxes	$(2,496)	$2,127

The components of the benefit from income taxes consist of the following (in thousands):

	Year Ended December 31,
	2010	2011

Current foreign taxes	$2	$(268)
Deferred taxes	(29)	(30)
Income tax benefit	$(27)	$(298)

A reconciliation of the reported benefit from income taxes to the amount that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2010	2011

Income tax at federal statutory rate	$(849)	$723
Effect of permanent differences	3	3
Increase (decrease) in valuation allowance	678	(109)
Foreign rate differential	(207)	(485)
True up of foreign tax balances	–	(424)
Change in enacted foreign rates	340	10
Other reconciling items	8	(16)
Income tax benefit	$(27)	$(298)

Deferred income taxes consist of the following (in thousands):

	December 31,
	2010	2011

Deferred tax assets:
Net operating losses	$14,871	$14,955
Stock-based compensation	391	377
Accrued expenses	39	120
Tax credits	501	501
Impairment of long-lived assets	76	76
Other	84	91
Total deferred tax assets	15,962	16,120
Valuation allowance	(15,826)	(16,055)
	136	65

Deferred tax liabilities:
Intangible assets	(111)	(43)
Accrued expenses	(182)	(148)
Prepaids	(14)	(15)
Other	(7)	(7)
Total deferred tax liabilities	(314)	(213)
Net deferred tax liability	$(178)	$(148)

The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  Any reductions in the valuation allowance will reduce future income tax provisions.

At December 31, 2011, the Company has net operating loss carryforwards of approximately $29.8 million that begin to expire in 2021, if not utilized.  The Company also has foreign net operating loss carryforwards totaling $25.4 million in various jurisdictions with various expirations.  The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2011.  Such earnings are intended to be reinvested indefinitely.

8.  SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2010	2011
	(In Thousands)
Cash paid during the year for:
Income taxes, net of refunds	$21	$53
Interest	18	16

9.  RELATED PARTY TRANSACTIONS

On December 17, 2010, George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $4,000 to settle a claim against the Company.  Mr. Broady advanced an additional $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain other claims against the Company.  The aggregate amount of these advances totaling $36,500 was repaid on August 8, 2011.

Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and $100,000 on March 14, 2011.  The Company agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of the advances.  The Company repaid Mr. Broady in full, plus accumulated interest, during the third and fourth quarters of 2011.

The Company is considering entering into a Royalty Agreement and License Agreement with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™.  BHS has patents pending on that product.  Mr. Broady is a member of BHS, a Texas limited liability company.  During 2011, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product.  To continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS has requested that the Company reimburse up to $25,000 in expenses incurred in 2011and pay a royalty of 2.5% of sales revenues for 2011 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2011 would be less than $12,000.  Royalties for 2012 would depend on sales of the Restor™ product in 2012.

10.  EMPLOYEE BENEFIT PLAN

       The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service.  Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2010 and 2011 the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately.  No profit sharing has been paid under the plan.  The Company recorded compensation expense of $47,000 and $62,000 for 2010 and 2011, respectively, related to its matching contributions to the plan.

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

The Company’s net sales by market are as follows (in thousands):

	Year Ended December 31,
	2010	2011
Net sales to external customers:
North America	$1,214	$1,487
Hong Kong	13,930	21,038
China	1,202	1,131
Taiwan	1,870	1,931
South Korea	828	445
Japan	428	240
Russia	3,541	4,537
Europe	563	353
Total net sales	$23,576	$31,162

The Company’s long-lived assets, which consist of property and equipment and intangible assets, including goodwill, by market are as follows (in thousands):

	December 31,
	2010	2011
Long-lived assets:
North America	$1,995	$1,768
Hong Kong	39	9
China	79	41
Other foreign countries	54	14
Total long-lived assets	$2,167	$1,832

Due to system constraints, it is impracticable for the Company to separately disclose product and enrollment package revenue for the years presented.

12.  LIQUIDITY

At December 31, 2011, the Company had cash and cash equivalents of $1.6 million and a working capital deficit of $3.1 million, or $2.1 million excluding deferred revenue.  Despite this working capital deficit, the Company believes that its existing internal liquidity, supported by cash on hand and cash flows from operations should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or further revenue decline.  If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.
RDGXBRLParseEnd
Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting by using the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Mr. Mason is an experienced businessman with valued insight into management, operations, finances and governance issues.  As a long-time member of the Company’s Board of Directors, Mr. Mason understands the business of the Company and potential risks and pitfalls.

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

Based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that, in November 2011, (a) Randall A. Mason, George Broady, Chris T. Sharng, Timothy S. Davidson and Gary C. Wallace each filed a late Form 4 regarding the issuance to them of restricted common stock subject to vesting under the Company’s 2007 Equity Incentive Plan and (b) Mr. Broady filed two Form 4s reporting 39 additional late transactions.

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

Item 11.         EXECUTIVE COMPENSATION

The following table provides information concerning the compensation for the years ended December 31, 2010 and 2011, for our principal executive officer and two other executive officers (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)

Chris T. Sharng, President	2010	$250,000	$–	$–	$11,025	(2)	$261,025
	2011	307,692	22,500	45,000	39,237	(3)	414,429

Timothy S. Davidson, Senior Vice President and	2010	180,000	–	–	8,100	(2)	188,100
Chief Financial Officer	2011	201,154	16,200	27,000	20,721	(4)	265,075

Gary C. Wallace, General Counsel	2010	190,000	–	–	1,900	(2)	191,900
	2011	213,077	17,100	27,000	21,734	(5)	278,911

(1)
The amounts appearing in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  See Note 6 of Notes to Consolidated Financial Statements included in “Part II. Item 8.  Financial Statements and Supplementary Data,” and “Named Executive Officer Compensation Arrangements” below.

(2)	Represents employer matching contributions under the Company’s defined contribution plan.
(3)	Represents $11,025 in employer matching contributions under the Company’s defined contribution plan and $28,212 in tax gross-up payments.
(4)	Represents $9,052 in employer matching contributions under the Company’s defined contribution plan and $11,669 in tax gross-up payments.
(5)	Represents $8,049 in employer matching contributions under the Company’s defined contribution plan and $13,685 in tax gross-up payments.

The following tables summarize all outstanding equity awards held by our Named Executive Officers as of December 31, 2011:

Outstanding Equity Awards at December 31, 2011

	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Chris T. Sharng	1,663	(2)	$1,081
	93,749	(3)	60,937
Timothy S. Davidson	782	(2)	508
	56,250	(3)	36,563
Gary C. Wallace	413	(2)	268
	56,250	(3)	36,563

(1)	Market value is computed by multiplying the closing market price of the Company’s stock as of December 31, 2011 of $0.65 per share by the number of shares of stock that have not vested.
(2)	One-twelfth of the original grant of shares will vest quarterly on March 15, June 15, September 15, and December 15 through March 15, 2012.
(3)	One-twelfth of the original grant of will vest quarterly on March 15, June 15, September 15, and December 15 through March 15, 2014.

Named Executive Officer Compensation Arrangements

Chris T. Sharng. On April 23, 2007, we entered into an employment agreement with Mr. Sharng that provides for a base annual salary of $250,000.  Mr. Sharng is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.  During 2011, Mr. Sharng received a gross-up payment for federal taxes incurred for each restricted stock vesting date from June 15, 2009 to June 15, 2011.  Mr. Sharng is also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants on or after September 15, 2011. Mr. Sharng’s base annual salary was raised to $400,000 effective August 1, 2011.  Mr. Sharng was awarded discretionary bonuses in the aggregate amount of $22,500 in 2011.

Timothy S. Davidson. On April 23, 2007, we entered into an employment agreement with Mr. Davidson that provides for a base annual salary of $180,000.  Mr. Davidson is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.  During 2011, Mr. Davidson received a gross-up payment for federal taxes incurred for each restricted stock vesting date from September 15, 2009 to June 15, 2011.  Mr. Davidson is also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants on or after September 15, 2011. Mr. Davidson’s base annual salary was raised to $235,000 effective August 1, 2011.  Mr. Davidson was awarded discretionary bonuses in the aggregate amount of $16,200 in 2011.

Gary C. Wallace. On April 23, 2007, we entered into an employment agreement with Mr. Wallace that provides for a base annual salary of $190,000.  Mr. Wallace is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.  During 2011, Mr. Wallace received a gross-up payment for federal taxes incurred for each restricted stock vesting date from June 15, 2009 to June 15, 2011.  Mr. Wallace is also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants on or after September 15, 2011. Mr. Wallace’s base annual salary was raised to $250,000 effective August 1, 2011.  Mr. Wallace was awarded discretionary bonuses in the aggregate amount of $17,100 in 2011.

On and after September 15, 2011, the aggregate amount of all tax gross-up payments to executive officers and directors may not exceed $30,000 per quarter, provided that the unused portion of each quarter’s cap is rolled over to future quarters.

In January 2012, the Compensation Committee awarded bonuses of $150,000 to Mr. Sharng, $50,000 to Mr. Davidson, and $24,000 to Mr. Wallace.  These bonuses are payable over 12 months beginning in January 2012, and each payment is contingent upon the award recipient being employed at the time of payment.  The unpaid portion of any bonus at the time that employment is terminated is forfeited.  In awarding these bonuses, the Compensation Committee awarded discretionary amounts after finding that the estimated financial results for fiscal 2011 achieved the Committee’s revenue and earnings performance goals for 2011.

Restricted Stock Grants. On May 12, 2011, the Company awarded 125,000, 75,000 and 75,000 shares of restricted stock to Messrs. Sharng, Davidson, and Wallace, respectively, under the Company’s 2007 Equity Incentive Plan.  No shares of restricted stock were awarded to our Named Executive Officers during 2010.

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

Director Compensation

In 2011, each member of our Board of Directors earned a cash retainer of $3,333 per month, plus the reimbursement of their respective out-of-pocket expenses incurred in connection with the performance of their duties as directors, as well as a discretionary restricted stock award.  In addition, Mr. Mason earned an additional retainer of $2,000 per month as Chairman of the Board.  Starting in 2011, directors are also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants to them.  In addition, as additional compensation for his services as the Chairman of the Board, Mr. Mason is entitled to receive $54,000 as a gross-up payment for federal taxes incurred with respect to restricted stock granted in 2007, payable in quarterly installments of $4,500 beginning September 15, 2011.  On and after September 15, 2011, the aggregate amount of all tax gross-up payments to executive officers and directors may not exceed $30,000 per quarter, provided that the unused portion of each quarter’s cap is rolled over to future quarters.

The following table shows the 2011 compensation earned by each member of the Company’s Board of Directors:

2011 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		All Other Compensation ($)		Total ($)

Randall A. Mason	$64,000	$18,000	(2)	$13,985	(4)	$95,985
George K. Broady	40,000	18,000	(3)	4,985	(5)	62,985

(1)
The amounts appearing in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  See Note 6 of Notes to Consolidated Financial Statements included in “Part II. Item 8.  Financial Statements and Supplementary Data.”

(2)	The aggregate number of stock awards to Mr. Mason outstanding as of December 31, 2011 was 38,749 shares.
(3)	The aggregate number of stock awards to Mr. Broady outstanding as of December 31, 2011 was 38,749 shares.
(4)	Represents $9,000 in tax gross-up payments for restricted stock granted in 2007 and $4,985 in tax gross-up payments for 2011.
(5)	Represents tax gross-up payments for 2011.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of March 21, 2012 by (i) each stockholder we know is the beneficial owner of more than 5% of the Company’s common stock, (ii) each director or director nominee, (iii) each of the executive officers named in the Summary Compensation Table set forth under “Compensation of Named Executive Officers” and (iv) all executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes those persons who have voting or investment power with respect to the securities.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)

Executive Officers and Directors:
Chris T. Sharng	413,311	(3)	3.6%
Timothy S. Davidson	194,150	(4)	1.7%
Gary C. Wallace	173,542	(5)	1.5%
Randall A. Mason	262,400	(6)	2.3%
George K. Broady	2,542,136	(7)	22.3%
All executive officers and directors as a group (5 persons)	3,585,539	(8)	31.5%

5% of More Stockholders:
Robert L. Frome	734,925	(9)	6.5%
Park Avenue Tower
65 East 55th Street
New York, NY 10022

Big Rich International Ltd.	941,171	(10)	7.7%
4010 Gloucester Tower, The Landmark
11 Pedder Street
Central
Hong Kong

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Natural Health Trends Corp., 2603 Oak Lawn Avenue, 5th Floor, Dallas, Texas 75219.
(2)
Any securities not outstanding that are subject to options or conversion privileges exercisable within 60 days of March 21, 2012 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities, but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person in accordance with Item 403 of Regulation S-K of the Securities Exchange Act of 1933 and Rules 13(d)-3 of the Securities Exchange Act, and based upon 11,326,323 shares of common stock outstanding as of March 21, 2012.

(3)	Includes (i) 83,332 shares of restricted stock subject to vesting. Mr. Sharng shares voting and investment power over 15,500 of the shares with his wife.
(4)	Includes 50,000 shares of restricted stock subject to vesting.
(5)	Includes 50,000 shares of restricted stock subject to vesting.
(6)	Includes (i) 27,399 shares owned by Marden Rehabilitation Associates, Inc., an entity controlled by Mr. Mason, and (ii) 33,332 shares of restricted stock subject to vesting.
(7)
Includes (i) 61,693 shares of common stock issuable upon the conversion of shares of Series A preferred stock, (ii) 61,693 shares of common stock issuable upon the exercise of warrants held by Mr. Broady, and (iii) 33,332 shares of restricted stock subject to vesting.

(8)
Includes (i) 61,693 shares of common stock issuable upon the conversion of shares of Series A preferred stock held by Mr. Broady, (ii) 61,693 shares of common stock issuable upon the exercise of warrants held by Mr. Broady, and (iii) 249,996 shares of restricted stock held by our directors and executive officers that are subject to vesting.

(9)
Includes (i) 14,707 shares of common stock issuable upon the conversion of shares of Series A preferred stock; (ii) 14,707 shares of common stock issuable upon the exercise of warrants held by Mr. Frome; (iii) 100,000 shares owned by Frome & Co., a family partnership, which Mr. Frome is the general partner; (iv) 30,000 shares held by the Jennifer Frome Trust, which Mr. Frome is the trustee; and (v) 30,000 shares owned by his wife.  Information is based in part on the Amendment No. 2 to Schedule 13G filed by Mr. Frome with the U.S. Securities and Exchange Commission (the "SEC") on February 9, 2012.

(10)
Includes 941,171 shares of common stock issuable upon the exercise of warrants held by Big Rich International, Ltd., a limited partnership organized under the laws of the British Virgin Islands (“Big Rich”).  Xiaoli Duan is the general partner of Big Rich and as such may be deemed to be the beneficial owner of such shares.  Information is based on the Schedule 13G filed by Big Rich with the SEC on November 5, 2007.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 17, 2010, George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $4,000 to settle a claim against the Company.  Mr. Broady advanced an additional $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain other claims against the Company.  The aggregate amount of these advances totaling $36,500 was repaid on August 8, 2011.

Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and $100,000 on March 14, 2011.  The Company agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of these advances.  The Company repaid Mr. Broady in full, plus accumulated interest, during the third and fourth quarters of 2011.

The Company is considering entering into a Royalty Agreement and License Agreement with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™.  BHS has patents pending on that product.  Mr. Broady is a member of BHS, a Texas limited liability company.  During 2011, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product.  To continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS has requested that the Company reimburse up to $25,000 in expenses incurred in 2011and pay a royalty of 2.5% of sales revenues for 2011 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2011 would be less than $12,000.  Royalties for 2012 would depend on sales of the Restor™ product in 2012.  The transaction will be subject to review and approval by the non-interested member of the Board of Directors.

Director Independence

The Board of Directors has adopted the requirements in Nasdaq Marketplace Rule 4200(a)(15) as its standard in determining the “independence” of members of its Board of Directors.  The Board of Directors has determined that Randall A. Mason, who served as a director of the Company during all of 2011, qualifies as an “independent director” under these standards.

Messrs. Mason and Broady are the only current members of the Board of Directors of the Company, and each of them serves as a member of the Company’s Audit Committee and Compensation Committee.  Mr. Mason is the Chairman of both of those committees and is currently the Chairman and only member of the Nominating Committee.

Item 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

During 2010 and 2011, approximate fees billed to the Company for services provided by Lane Gorman Trubitt, PLLC (“Lane Gorman”), were as follows:

Audit Fees. Fees billed to the Company by Lane Gorman for the audit of our annual financial statements and review of our quarterly financial statements during the year ended December 31, 2011 totaled $150,000.   No fees were billed to the Company by Lane Gorman during the year ended December 31, 2010.

Audit-Related Fees.  No audit-related fees were billed to the Company by Lane Gorman for services rendered during the years ended December 31, 2010 or 2011.

Tax Fees.  There were no fees billed to the Company by Lane Gorman for services rendered in connection with tax compliance, planning and advice during the years ended December 31, 2010 or 2011.

All Other Fees.  There were no fees billed by Lane Gorman for services other than audit fees, audit-related fees or tax fees during the years ended December 31, 2010 or 2011.

Pre-approval Policies and Procedures for Audit and Non-Audit Services

Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  All audit and permitted non-audit services performed by Lane Gorman during 2010 and 2011 were pre-approved.

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

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses/ Against Net Sales (1)	Deductions (2)	Balance at End of Period
	(In Thousands)

Reserve for obsolete inventory
Year ended December 31, 2011	$59	$23	$(39)	$43
Year ended December 31, 2010	$273	$16	$(230)	$59

Accrual for sales returns
Year ended December 31, 2011	$380	$548	$(723)	$205
Year ended December 31, 2010	$268	$646	$(534)	$380

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

NATURAL HEALTH TRENDS CORP.

Date: March 27, 2012	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President	March 27, 2012
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	March 27, 2012
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	March 27, 2012
Randall A. Mason

/s/ George K. Broady	Director	March 27, 2012
George K. Broady

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
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
101
The following financial information from Natural Health Trends Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 27, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2010 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2010 and 2011, (iii) Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss for the years ended December 31, 2010 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2011, and (v) the Notes to Consolidated Financial Statements.

+ Management contract or compensatory plan