Form 10-Q
period 2012-03-31
NATURAL HEALTH TRENDS CORP
filed 2012-05-10
CIK 912061

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 0-26272

NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2705336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4514 Cole Avenue
Suite 1400
Dallas, Texas  75205
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (972) 241-4080

2603 Oak Lawn Avenue
5th Floor
Dallas, Texas  75219
(Former name, former address and former fiscal year, if changed since last report)

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

At May 7, 2012, the number of shares outstanding of the registrant’s common stock was 11,326,323 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2012

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

For a summary of certain risks related to our business, see “Item 1A.  Risk Factors” in our most recent Annual Report on Form 10-K, which include the following:

•	Difficult economic conditions could harm our business;
•	We may experience substantial negative cash flows, which may have a significant adverse effect on our business and could threaten our solvency;
•
If we experience negative cash flows, we may need to seek additional debt or equity financing, which may not be available on acceptable terms or at all.  If available, it could have a highly dilutive effect on the holdings of existing stockholders;

•	We could be adversely affected by additional management changes or an inability to attract and retain key management, directors and consultants;
•
Because our Hong Kong operations account for a majority of our overall business, and most of our Hong Kong business is derived from the sale of products to members in China, any material adverse change in our business relating to either Hong Kong or China would likely have a material adverse impact on our overall business;

•	As a network marketing company, we rely on an independent sales force and we do not have direct control over the marketing of our products;
•	Our failure to maintain and expand our distributor relationships could adversely affect our business;
•	The high level of competition in our industry could adversely affect our business;
•	An increase in the amount of compensation paid to distributors would reduce profitability;
•	Failure of new products to gain distributor and market acceptance could harm our business;
•
Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;

•	Challenges by third parties to the form of our business model could harm our business;
•	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;
•	New regulations governing the marketing and sale of nutritional supplements could harm our business;
•	Regulations governing the production and marketing of our personal care products could harm our business;
•	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;
•	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;
•	Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business;
•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;
•	We have a limited product line;
•	We do not manufacture our own products so we must rely on independent third parties for the manufacturing and supply of our products;
•	Growth may be impeded by the political and economic risks of entering and operating foreign markets;
•	Currency exchange rate fluctuations could lower our revenue and net income;
•	Transfer pricing, duties and other tax regulations affect our business;
•	Failure to properly pay business taxes or customs duties, including those in China, could have a material adverse effect;

•	We may be held responsible for certain taxes or assessments relating to the activities of our distributors, which could harm our financial condition and operating results;
•	We may face litigation that could harm our business;
•	We may be unable to protect or use our intellectual property rights;
•	We do not have product liability insurance and product liability claims could hurt our business;
•	Our internal controls and accounting methods may require modification;
•
If we fail to achieve and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting;

•	We rely on and are subject to risks associated with our reliance upon information technology systems;
•	System failures and attacks could harm our business;
•	Terrorist attacks, cyber attacks, acts of war, epidemics or other communicable diseases or any other natural disasters may seriously harm our business;
•	Disappointing quarterly revenue or operating results could cause the price of our common stock to fall;
•	Our common stock is particularly subject to volatility because of the industry in which we operate;
•	There is no assurance that an active public trading market will continue;
•	The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock;
•	Future sales by us or our existing stockholders could depress the market price of our common stock; and
•	Penny stock regulations are applicable to investment in our shares of common stock.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2011	March 31, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,617	$2,758
Restricted cash	494	248
Accounts receivable	93	338
Inventories, net	1,089	1,008
Other current assets	537	646
Total current assets	3,830	4,998
Property and equipment, net	68	76
Goodwill	1,764	1,764
Restricted cash	220	225
Other assets	241	241
Total assets	$6,123	$7,304

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,208	$1,997
Income taxes payable	11	22
Accrued distributor commissions	1,177	1,271
Other accrued expenses	1,471	1,788
Deferred revenue	967	1,335
Deferred tax liability	148	148
Other current liabilities	950	974
Total current liabilities	6,932	7,535
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2011 and March 31, 2012, aggregate liquidation value of $316	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,326,323 shares issued and outstanding at December 31, 2011 and March 31, 2012	11	11
Additional paid-in capital	80,493	80,513
Accumulated deficit	(81,338)	(80,831)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(99)	(48)
Total stockholders’ deficit	(809)	(231)
Total liabilities and stockholders’ deficit	$6,123	$7,304

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2011	2012

Net sales	$5,175	$9,090
Cost of sales	1,529	2,399
Gross profit	3,646	6,691
Operating expenses:
Distributor commissions	1,762	3,691
Selling, general and administrative expenses (including stock-based compensation expense of $14 and $20 during the three months ended March 31, 2011 and 2012, respectively)	2,030	2,437
Depreciation and amortization	232	12
Total operating expenses	4,024	6,140
Income (loss) from operations	(378)	551
Other expense, net	(95)	(63)
Income (loss) before income taxes	(473)	488
Income tax provision (benefit)	7	(19)
Net income (loss)	(480)	507
Plus: Net loss attributable to the noncontrolling interest	8	–
Net income (loss) attributable to Natural Health Trends	(472)	507

Preferred stock dividends	(4)	(4)
Net income (loss) attributable to common stockholders of Natural Health Trends	$(476)	$503

Income (loss) per share of Natural Health Trends:
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.04

Weighted-average number of shares outstanding:
Basic	10,635	10,863
Diluted	10,635	11,181

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2011	2012

Net income (loss)	$(480)	$507
Other comprehensive income, net of tax:
Foreign currency translation adjustment	103	51
Comprehensive income (loss)	(377)	558
Plus: Comprehensive loss attributable to the noncontrolling interest	8	–
Comprehensive income (loss) attributable to Natural Health Trends	$(369)	$558

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(480)	$507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	32	12
Amortization of intangibles	200	–
Stock-based compensation	14	20
Deferred income taxes	(1)	–
Changes in assets and liabilities:
Accounts receivable	(49)	(240)
Inventories, net	40	95
Other current assets	(328)	(102)
Other assets	90	3
Accounts payable	14	(213)
Income taxes payable	7	11
Accrued distributor commissions	(42)	78
Other accrued expenses	(119)	306
Deferred revenue	590	359
Other current liabilities	84	24
Net cash provided by operating activities	52	860

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2)	(18)
Decrease (increase) in restricted cash	(68)	247
Net cash provided by (used in) investing activities	(70)	229

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	233	–
Net cash provided by financing activities	233	–

Effect of exchange rates on cash and cash equivalents	95	52
Net increase in cash and cash equivalents	310	1,141
CASH AND CASH EQUIVALENTS, beginning of period	648	1,617
CASH AND CASH EQUIVALENTS, end of period	$958	$2,758

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 27, 2012.

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

The following tables illustrate the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2011			2012
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends	$(476)	10,635	$(0.04)	$503	10,863	$0.05

Effect of dilutive securities:
Non-vested restricted stock		–			318

Diluted EPS:
Net income (loss) attributable to common stockholders of Natural Health Trends plus assumed conversions	$(476)	10,635	$(0.04)	$503	11,181	$0.04

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2012

Options to purchase common stock	22,500	–
Warrants to purchase common stock	3,704,854	3,704,854
Non-vested restricted stock	114,613	–
Convertible preferred stock	138,400	138,400

Warrants to purchase 3,704,854 shares of common stock were still outstanding at March 31, 2012.  Such warrants have expirations through April 21, 2015.

Recently Issued and Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) —Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to defer the requirement for entities to present reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.  All other requirements in ASU 2011-05 are not affected.  Both ASU 2011-05 and ASU 2011-12 are effective for interim and annual financial periods beginning after December 15, 2011.  The Company adopted these standards at the beginning of 2012.  As these updates only relate to financial statement presentation, their adoption did not have a material effect on its consolidated financial statements.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.    STOCK-BASED COMPENSATION

Stock-based compensation expense totaled approximately $14,000 and $20,000 for the three months ended March 31, 2011 and 2012, respectively.  No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Outstanding at December 31, 2011	473,688	$0.37
Granted	–	–
Vested	(57,026)	0.36
Forfeited	–	–
Outstanding at March 31, 2012	416,662	0.37

As of March 31, 2012, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $163,000, which is expected to be recognized over a weighted-average period of 2.0 years.

4.      CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At March 31, 2012, non-current other assets include KRW 100 million (USD $88,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

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

As of March 31, 2012, no contingent obligations have been recognized under registration payment arrangements.

5.     RELATED PARTY TRANSACTIONS

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

The Company is considering entering into a Royalty Agreement and License Agreement with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™.  BHS has patents pending on that product.  Mr. Broady is a member of BHS, a Texas limited liability company.  During 2011, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product.  To continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS has requested that the Company reimburse up to $42,000 in expenses incurred in 2011and pay a royalty of 2.5% of sales revenues for 2011 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2011 and the first three months of 2012 would total approximately $17,000.

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

As of March 31, 2012, we were conducting business through approximately 20,000 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain Commonwealth of Independent States (“CIS”) countries, namely Russia and Kazakhstan.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 67% of net sales in the latest fiscal quarter.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for the first three months in 2011 and 2012, represented 34% and 41% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2011	2012

Net sales	100.0%	100.0%
Cost of sales	29.6	26.4
Gross profit	70.4	73.6
Operating expenses:
Distributor commissions	34.0	40.6
Selling, general and administrative expenses	39.2	26.8
Depreciation and amortization	4.5	0.1
Total operating expenses	77.7	67.5
Income (loss) from operations	(7.3)	6.1
Other expense, net	(1.9)	(0.7)
Income (loss) before income taxes	(9.2)	5.4
Income tax provision (benefit)	0.1	(0.2)
Net income (loss)	(9.3)%	5.6%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011		2012

North America	$297	5.8%	$435	4.8%
Hong Kong	2,376	45.9	6,126	67.4
China	286	5.5	215	2.4
Taiwan	659	12.7	499	5.5
South Korea	110	2.1	114	1.2
Japan	75	1.5	45	0.5
Russia	1,268	24.5	1,573	17.3
Europe	104	2.0	83	0.9
Total	$5,175	100.0%	$9,090	100.0%

Net sales were $9.1 million for the three months ended March 31, 2012 compared with $5.2 million for the comparable period a year ago, an increase of $3.9 million, or 76%.  Hong Kong net sales increased $3.8 million, or 158%, over the comparable period a year ago.   The increase in Hong Kong was largely due to a successful marketing event held in Macau in January 2012, and even moreso, due to new incentive programs launched at the beginning of the year surrounding our recognition program.  These programs are expected to last at least until the end of the second quarter of 2012.  In 2011, the Company's 10th Anniversary celebration in Hong Kong may have deferred or pulled forward more orders into the late second and early third quarters.  For year-on-year evaluation, we believe that a year-to-date comparison with the comparable periods a year ago through June and September may be more indicative of our business trend.

Outside of our Greater China business, net sales elsewhere increased $396,000, or 21%, over the same period in the prior year primarily due to an incentive trip program that ended in Russia in mid-February 2012, as well as the introduction of new product promotions in Russia and North America during late 2011.  The North American market benefited from increased orders received from members located in Kazakhstan and Ukraine.

As of March 31, 2012, the operating subsidiaries of the Company had approximately 20,000 active distributors, compared to 16,000 active distributors at March 31, 2011.  Hong Kong experienced an increase of 4,400 active distributors, or 49%, over the same timeframe.

As of March 31, 2012, the Company had deferred revenue of $1.3 million, of which $1.1 million pertained to product sales and approximately $211,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was $6.7 million, or 73.6% of net sales, for the three months ended March 31, 2012 compared with $3.6 million, or 70.4% of net sales, for the three months ended March 31, 2011.  The gross profit increase of $3.0 million over the comparable period in the prior year was directly due to increased sales.  The gross profit margin percentage increased primarily due to a price increase in our Russian market effective towards the end of February 2011, as well as lower fees paid to our third-party logistics provider in Russia due to a rate reduction effective in June 2011. Our key shipper in Hong Kong is implementing a fee increase by an overall average of 8%, reflecting their cost increases due to unfavorable exchange rates.  We are developing plans to mitigate the adverse impact, but in the short term, gross profit may be negatively affected by up to one percentage point in the second quarter.

Distributor Commissions

Distributor commissions were 40.6% of net sales for the three months ended March 31, 2012 compared with 34.0% of net sales for the three months ended March 31, 2011.  The increase as a percent of net sales can be largely attributable to the monetization of and promotions surrounding the recognition program in Hong Kong that commenced during the fourth quarter of 2011, and the modifications and enhancements to the Russian compensation plan in February 2011 to add among other things, both a generational and a matching bonus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.4 million for the three months ended March 31, 2012 compared with $2.0 million for the comparable period a year ago.  Selling, general and administrative expenses increased by $407,000, or 20%, mainly due to the following:

•	increased audit-related costs totaling $105,000 as, unlike the audits for fiscal 2010, both the corporate and Hong Kong statutory audits for fiscal 2011 occurred during the first quarter;
•	increased credit card fees and assessments of $84,000 due to the increase in sales over the comparable period a year ago;
•
higher distributor-related event costs in the amount of $109,000 due to a marketing event held in Macau in January 2012 for our Hong Kong business and a global ambassador incentive trip to Hawaii in March 2012 as part of our international recognition program; and

•	higher employee-related costs totaling $233,000 primarily resulting from incentive programs and travel; partially offset by
•	the impact of agreements with vendors and other credits to settle outstanding amounts totaling $64,000 less than carrying value.

Other Expense, Net

Loss on foreign exchange totaling $64,000 was incurred in the first quarter of 2012 due to impact of strengthening currencies (against the U.S. dollar) on inter-company balances, namely the European euro and Russian ruble.  Loss on foreign exchange totaling $98,000 was similarly incurred in the first quarter of 2011.

Income Taxes

An income tax benefit of $19,000 was recognized during the first three months of 2012, related to our operations outside the United States.  An income tax provision of $7,000 was recorded during the first three months of 2011.  The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

In 2007 through early 2011, the Company supplemented its working capital and capital expenditure needs with capital raised from several private placements and advances from a director.

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

On October 19, 2007, the Company raised gross proceeds of $3.7 million in a private placement of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock.  The debentures were redeemed on August 10, 2009.  The warrants are exercisable beginning six months and one day after their respective issuance and have an exercise price of $3.52 per share.  The placement agent and its assigns also received five-year warrants to purchase 149,595 shares of the Company’s common stock at an exercise price of $3.52 per share.  Such one-year warrants expired unexercised on April 21, 2009.

At March 31, 2012, the Company’s cash and cash equivalents totaled $2.8 million.  Total cash and cash equivalents increased by $1.1 million from December 31, 2011 to March 31, 2012.

At March 31, 2012, the ratio of current assets to current liabilities was 0.66 to 1.00 and the Company had a working capital deficit of approximately $2.5 million.  Current liabilities included deferred revenue of $1.3 million that consisted of unamortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities, excluding deferred revenue, is 0.81 to 1.00. Working capital as of March 31, 2012 increased $565,000 compared to that as of December 31, 2011 due to cash generated from operations.

Cash provided by operations for the first three months of 2012 was $860,000 compared with $52,000 in the comparable period of 2011.  The increase in operating cash flows resulted primarily from the net sales increase over the same prior in the prior year.

Cash provided by investing activities for the first three months of 2012 was $229,000, which resulted from a $247,000 decrease in restricted cash.  In April 2010, the Company’s primary credit card processing company required that the Company gradually increase to and maintain the reserve balance at $500,000.  The Company reached the necessary reserve requirement during the second quarter of 2011.  In January 2012, 50% of the reserve balance was returned to the Company.

No financing activities occurred during the first three months of 2012.  Cash provided by financing activities during first three months of 2011 was $233,000.  George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus a $4,000 advance on December 17, 2010, totaling $36,500 was repaid on August 8, 2011.  Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of these advances.  The Company repaid Mr. Broady in full, plus accumulated interest, during the third and fourth quarters of 2011.

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

We do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain CIS countries, namely Russia and Kazakhstan.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at March 31, 2012 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2011 and March 31, 2012, the Company’s inventory value was $1.1 million and $1.0 million, respectively, net of reserves of $43,000 and $107,000, respectively.  No significant provision was recorded during the periods presented.

Valuation of Goodwill and Other Intangible Assets.  In accordance with accounting principles generally accepted in the United States of America, the value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment.  Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.  During the fourth quarter of 2011, the Company early adopted new guidance which simplifies the goodwill impairment test by allowing the option to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed.  We test individual indefinite-lived intangibles by reviewing the individual book values compared to the fair value.  The Company’s policy is to test for impairment annually during the fourth quarter.  At December 31, 2011 and March 31, 2012, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill or intangible assets was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 3% of sales.  Sales returns were approximately 2% and 1% of sales for each of the three month periods ended March 31, 2011 and 2012, respectively.  The allowance for sales returns was approximately $205,000 and $184,000 at December 31, 2011 and March 31, 2012, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $776,000 and $1.1 million at December 31, 2011 and March 31, 2012, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2011 and March 31, 2012, enrollment package revenue totaling $191,000 and $211,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During each of the three month periods ended March 31, 2011 and 2012, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

None.

Item 1A.           RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.              DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4.              MINE SAFETY DISCLOSURES

Not applicable.

Item 5.              OTHER INFORMATION

      None.

Item 6.              EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: May 10, 2012	By:	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	EXHIBIT INDEX Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation