Form 10-Q
period 2012-06-30
NATURAL HEALTH TRENDS CORP
filed 2012-08-13
CIK 912061

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 10, 2012, the number of shares outstanding of the registrant’s common stock was 11,326,323 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2012

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, in particular “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  When used in this report, the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act.  These statements represent our expectations or beliefs concerning, among other things, future revenue, earnings, growth strategies, new products and initiatives, future operations and operating results, and future business and market opportunities.

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2011	June 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,617	$4,637
Restricted cash	494	–
Accounts receivable	93	203
Inventories, net	1,089	1,258
Other current assets	537	627
Total current assets	3,830	6,725
Property and equipment, net	68	114
Goodwill	1,764	1,764
Restricted cash	220	221
Other assets	241	247
Total assets	$6,123	$9,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,208	$2,480
Income taxes payable	11	66
Accrued distributor commissions	1,177	1,513
Other accrued expenses	1,471	1,749
Deferred revenue	967	1,627
Deferred tax liability	148	148
Other current liabilities	950	903
Total current liabilities	6,932	8,486
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2011 and June 30, 2012, aggregate liquidation value of $320	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,326,323 shares issued and outstanding at December 31, 2011 and June 30, 2012	11	11
Additional paid-in capital	80,493	80,533
Accumulated deficit	(81,338)	(79,985)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(99)	(98)
Total stockholders’ equity (deficit)	(809)	585
Total liabilities and stockholders’ equity (deficit)	$6,123	$9,071

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net sales	$7,208	$10,980	$12,383	$20,070
Cost of sales	1,977	2,884	3,506	5,283
Gross profit	5,231	8,096	8,877	14,787
Operating expenses:
Distributor commissions	2,714	4,886	4,476	8,577
Selling, general and administrative expenses (including stock-based compensation expense of $21 and $20 during the three months ended June 30, 2011 and 2012, respectively, and $35 and $40 during the six months ended June 30, 2011 and 2012, respectively)	1,836	2,313	3,866	4,750
Depreciation and amortization	26	8	258	20
Total operating expenses	4,576	7,207	8,600	13,347
Income from operations	655	889	277	1,440
Other income (expense), net	26	2	(69)	(61)
Income before income taxes	681	891	208	1,379
Income tax provision	13	45	20	26
Net income	668	846	188	1,353
Plus: Net loss attributable to the noncontrolling interest	1	–	9	–
Net income attributable to Natural Health Trends	669	846	197	1,353

Preferred stock dividends	(4)	(4)	(8)	(8)
Net income attributable to common stockholders of Natural Health Trends	$665	$842	$189	$1,345

Income per share of Natural Health Trends – basic and diluted	$0.06	$0.08	$0.02	$0.12

Weighted-average number of shares outstanding:
Basic	10,675	10,919	10,655	10,891
Diluted	10,706	11,219	10,659	11,208

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net income	$668	$846	$188	$1,353
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(42)	(50)	61	1
Comprehensive income	626	796	249	1,354
Plus: Comprehensive loss attributable to the noncontrolling interest	17	–	27	–
Comprehensive income attributable to Natural Health Trends	$643	$796	$276	$1,354

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188	$1,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	58	20
Amortization of intangibles	200	–
Stock-based compensation	35	40
Deferred income taxes	(1)	–
Changes in assets and liabilities:
Accounts receivable	(19)	(118)
Inventories, net	(431)	(170)
Other current assets	(577)	(97)
Other assets	84	(6)
Accounts payable	(502)	271
Income taxes payable	18	55
Accrued distributor commissions	(16)	347
Other accrued expenses	(107)	278
Deferred revenue	1,654	661
Other current liabilities	(1)	(48)
Net cash provided by operating activities	583	2,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(9)	(65)
Decrease (increase) in restricted cash	(72)	494
Net cash provided by (used in) investing activities	(81)	429

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	233	–
Net cash provided by financing activities	233	–

Effect of exchange rates on cash and cash equivalents	54	5
Net increase in cash and cash equivalents	789	3,020
CASH AND CASH EQUIVALENTS, beginning of period	648	1,617
CASH AND CASH EQUIVALENTS, end of period	$1,437	$4,637

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of their short maturities.  The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents.

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

Selling, General and Administrative Expenses

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

The following tables illustrate the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2011			2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to common stockholders of Natural Health Trends	$665	10,675	$0.06	$842	10,919	$0.08

Effect of dilutive securities:
Non-vested restricted stock		31			300

Diluted EPS:
Net income attributable to common stockholders of Natural Health Trends plus assumed conversions	$665	10,706	$0.06	$842	11,219	$0.08

	Six Months Ended June 30,
	2011			2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to common stockholders of Natural Health Trends	$189	10,655	$0.02	$1,345	10,891	$0.12

Effect of dilutive securities:
Non-vested restricted stock		4			317

Diluted EPS:
Net income attributable to common stockholders of Natural Health Trends plus assumed conversions	$189	10,659	$0.02	$1,345	11,208	$0.12

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Options to purchase common stock	22,500	–	22,500	–
Warrants to purchase common stock	3,704,854	3,704,854	3,704,854	3,704,854
Non-vested restricted stock	9,998	–	624,523	–
Convertible preferred stock	138,400	138,400	138,400	138,400

Warrants to purchase 3,704,854 shares of common stock were still outstanding at June 30, 2012.  Such warrants have expirations through April 21, 2015.

Recently Issued and Adopted Accounting Pronouncements

On January 1, 2012, the Company adopted the new Financial Accounting Standards Board guidance on the presentation of comprehensive income.  Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in either a single continuous statement of comprehensive income, or in two separate but consecutive statements, which is the approach the Company has selected.  The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  While the new guidance changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income from that of previous accounting guidance.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.     STOCK-BASED COMPENSATION

Stock-based compensation expense totaled approximately $21,000 and $20,000 for the three months ended June 30, 2011 and 2012, respectively, and approximately $35,000 and $40,000 for the six months ended June 30, 2011 and 2012, respectively.  No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Outstanding at December 31, 2011	473,688	$0.37
Granted	–	–
Vested	(108,694)	0.36
Forfeited	–	–
Outstanding at June 30, 2012	364,994	0.37

As of June 30, 2012, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $140,000, which is expected to be recognized over a weighted-average period of 1.7 years.

4.     CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At June 30, 2012, non-current other assets include KRW 100 million (USD $86,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

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

As of June 30, 2012, no contingent obligations have been recognized under registration payment arrangements.

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

The Company is considering entering into a Royalty Agreement and License Agreement with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™.  BHS has patents pending on that product.  Mr. Broady is a member of BHS, a Texas limited liability company.  During 2011, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product.  In April 2012, the Company reimbursed BHS $42,000 in expenses incurred in 2011 to promote the Restor™ product on the Company’s behalf.  To continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS has requested that the Company pay a royalty of 2.5% of sales revenues for 2011 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2011 and the first six months of 2012 would total approximately $24,000.

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

As of June 30, 2012, we were conducting business through approximately 21,000 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain Commonwealth of Independent States (“CIS”) countries, namely Russia and Kazakhstan.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 74% of net sales in the latest fiscal quarter.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for the first six months of 2011 and 2012, represented 36% and 43% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	27.4	26.3	28.3	26.3
Gross profit	72.6	73.7	71.7	73.7
Operating expenses:
Distributor commissions	37.6	44.5	36.2	42.7
Selling, general and administrative expenses	25.5	21.0	31.2	23.7
Depreciation and amortization	0.4	0.1	2.1	0.1
Total operating expenses	63.5	65.6	69.5	66.5
Income from operations	9.1	8.1	2.2	7.2
Other income (expense), net	0.4	–	(0.5)	(0.3)
Income before income taxes	9.5	8.1	1.7	6.9
Income tax provision	0.2	0.4	0.2	0.2
Net income	9.3%	7.7%	1.5%	6.7%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012

North America	$329	4.6%	$534	4.9%	$626	5.1%	$969	4.8%
Hong Kong	4,688	65.0	8,142	74.1	7,064	57.0	14,268	71.1
China	232	3.2	159	1.4	518	4.2	374	1.9
Taiwan	447	6.2	460	4.2	1,106	8.9	959	4.8
South Korea	122	1.7	51	0.5	232	1.9	165	0.8
Japan	60	0.8	42	0.4	135	1.1	87	0.4
Russia	1,236	17.2	1,515	13.8	2,504	20.2	3,088	15.4
Europe	94	1.3	77	0.7	198	1.6	160	0.8
Total	$7,208	100.0%	$10,980	100.0%	$12,383	100.0%	$20,070	100.0%

Net sales were $11.0 million for the three months ended June 30, 2012 compared with $7.2 million for the comparable period a year ago, an increase of $3.8 million, or 52%.  Hong Kong net sales increased $3.5 million, or 74%, over the comparable period a year ago.   In 2011, the Company's 10th Anniversary celebration in Hong Kong may have deferred or pulled forward more orders into the late second and early third quarters.  For year-on-year evaluation, we believe that a year-to-date comparison with the comparable periods a year ago through June and September may be more indicative of our business trend.

Net sales were $20.1 million for the six months ended June 30, 2012 compared with $12.4 million for the comparable period a year ago, an increase of $7.7 million, or 62%.  Hong Kong net sales increased $7.2 million, or 102%, over the comparable period a year ago.  The increase in Hong Kong was primarily due to new incentive programs launched at the beginning of the year surrounding our recognition program.  These specific programs concluded at the end of the second quarter of 2012, but similar programs are expected to continue throughout the second half of the year.

Outside of our Hong Kong business, net sales elsewhere increased $483,000, or 9%, over the six months ended June 30, 2012 compared with the same period in the prior year primarily due to incentive trip programs in Russia that occurred throughout the first six months of 2012, as well as the introduction of new product promotions in Russia and North America during late 2011.  The North American market also benefited from increased orders received from members located in Kazakhstan and Ukraine.

As of June 30, 2012, the operating subsidiaries of the Company had approximately 21,000 active distributors, compared to 16,000 active distributors at June 30, 2011.  Hong Kong experienced an increase of 5,100 active distributors, or 52%, over the same timeframe.

As of June 30, 2012, the Company had deferred revenue of approximately $1.6 million, of which approximately $1.4 million pertained to product sales and approximately $203,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 73.7% of net sales for the three months ended June 30, 2012 compared with 72.6% of net sales for the three months ended June 30, 2011.  The margin increase is attributable to less importation costs as a percentage of overall net sales, which occurs when the Hong Kong market sales increase at a faster rate than the more costly Russian market.  Also, the percentage increase was partially due to lower fees paid to our third-party logistics provider in Russia due to a rate reduction effective in June 2011.

Gross profit was 73.7% of net sales for the six months ended June 30, 2012 compared with 71.7% of net sales for the six months ended June 30, 2011.  The margin increase for the six month period was also mainly due to, as described above, less importation costs as a percentage of overall net sales and less fees paid to our third-party logistics provider in Russia.

Distributor Commissions

Distributor commissions were 44.5% and 42.7% of net sales for each of the three and six month periods ended June 30, 2012, respectively, compared with 37.6% and 36.2% of net sales for each of the three and six month periods ended June 30, 2011, respectively.  The increase as a percent of net sales can be largely attributable to the monetization of and promotions surrounding the recognition program in Hong Kong that commenced during the fourth quarter of 2011, as well as an overall increase in payout in the Hong Kong and Russian markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.3 million for the three months ended June 30, 2012 compared with $1.8 million for the comparable period a year ago.  Selling, general and administrative expenses increased by $477,000, or 26%, mainly due to the following:

•	increased credit card fees and assessments of $89,000 due to the increase in sales over the comparable period a year ago;
•	higher employee-related costs totaling $191,000 primarily resulting from employee incentive programs; and
•	the impact of agreements with vendors to settle outstanding amounts at $209,000 less than carrying value during the three month period in the prior year.

Selling, general and administrative expenses were $4.8 million for the six months ended June 30, 2012 compared with $3.9 million for the comparable period a year ago.  Selling, general and administrative expenses increased by $884,000, or 23%, mainly due to the following:

•	increased audit-related costs totaling $114,000 as, unlike the audits for fiscal 2010, both the corporate and Hong Kong statutory audits for fiscal 2011 occurred during the first quarter;
•	increased credit card fees and assessments of $173,000 due to the increase in sales over the comparable period a year ago;
•	higher employee-related costs totaling $424,000 primarily resulting from employee incentive programs and travel; and
•	the net impact of agreements with vendors and other credits to settle outstanding amounts amounting to $145,000 less than carrying value during the six month period in the prior year.

Other Income (Expense), Net

Loss on foreign exchange was $64,000 for the six months ended June 30, 2012 due to impact of strengthening currencies (against the U.S. dollar) earlier in the year on inter-company balances, namely the European euro and Russian ruble.  The Company took certain steps during the second quarter to mitigate its exposure to the European euro going forward.  Loss on foreign exchange totaling $73,000 was similarly incurred during the comparable period in the prior year.

Income Taxes

An income tax provision of $45,000 and $26,000 was recorded during the three and six months ended June 30, 2012, respectively, related to the Company’s operations outside the United States.  The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

As stated above, in 2011, the Company's 10th Anniversary celebration in Hong Kong may have deferred or pulled forward more orders into the late second and early third quarters.  In 2012, new incentive programs launched at the beginning of the year were effective in generating orders during the first and second quarters.  As such, for year-on-year evaluation, we believe that a year-to-date comparison with the comparable periods a year ago through June and September may be more indicative of our business trend, profitability and income per share.

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

At June 30, 2012, the Company’s cash and cash equivalents totaled approximately $4.6 million.  Total cash and cash equivalents increased by $3.0 million from December 31, 2011 to June 30, 2012.

At June 30, 2012, the ratio of current assets to current liabilities was 0.79 to 1.00 and the Company had a working capital deficit of approximately $1.8 million.  Current liabilities included deferred revenue of $1.6 million that consisted of unamortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities, excluding deferred revenue, was 0.98 to 1.00.  Working capital as of June 30, 2012 increased $1.3 million compared to the Company’s working capital as of December 31, 2011, due to cash generated from operations.

Cash provided by operations for the first six months of 2012 was $2.6 million compared to $583,000 in the comparable period of 2011.  The increase in operating cash flows resulted primarily from the net sales increase over the same period in the prior year.

Cash provided by investing activities for the first six months of 2012 was $429,000, which resulted from a $494,000 decrease in restricted cash.  In April 2010, the Company’s primary credit card processing company required that the Company gradually increase to and maintain a reserve balance at $500,000.  The Company reached the necessary reserve requirement during the second quarter of 2011.  One-half of the reserve balance was returned to the Company in January 2012 and the remainder was returned in May 2012.

No financing activities occurred during the first six months of 2012.  Cash provided by financing activities during first six months of 2011 was $233,000.  George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus a $4,000 advance on December 17, 2010, totaling $36,500 was repaid on August 8, 2011.  Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of these advances.  The Company repaid Mr. Broady in full, plus accumulated interest, during the third and fourth quarters of 2011.

The Company believes that its existing internal liquidity, supported by cash on hand and cash flows from operations should be adequate to fund normal business operations and address its financial commitments for at least the next 12 months, assuming no significant unforeseen expense or revenue decline.  If the Company’s foregoing beliefs or assumptions prove to be incorrect, however, the Company’s business, results of operations and financial condition could be materially adversely affected.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at June 30, 2012 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2011 and June 30, 2012, the Company’s inventory value was $1.1 million and $1.3 million, respectively, net of reserves of $43,000 and $104,000, respectively.  No significant provision was recorded during the periods presented.

Valuation of Goodwill and Other Intangible Assets.  In accordance with accounting principles generally accepted in the United States of America, the value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment.  Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.  During the fourth quarter of 2011, the Company early adopted new guidance which simplifies the goodwill impairment test by allowing the option to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed.  We test individual indefinite-lived intangibles by reviewing the individual book values compared to the fair value.  The Company’s policy is to test for impairment annually during the fourth quarter.  At December 31, 2011 and June 30, 2012, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill or intangible assets was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 4% of sales.  Sales returns were approximately 2% of sales for each of the six month periods ended June 30, 2011 and 2012.  The allowance for sales returns was approximately $205,000 and $195,000 at December 31, 2011 and June 30, 2012, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $776,000 and $1.4 million at December 31, 2011 and June 30, 2012, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2011 and June 30, 2012, enrollment package revenue totaling $191,000 and $203,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During each of the six month periods ended June 30, 2011 and 2012, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

None.

Item 1A.       RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4.          MINE SAFETY DISCLOSURES

Not applicable.

Item 5.          OTHER INFORMATION

On August 13, 2012, the Company’s board of directors authorized the Company, acting as trustee for certain of its distributors, to execute a Rule 10b5-1 plan to purchase up to $60,000 of its common stock (less commissions and other transaction costs) in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions (the “Distributor Plan”).  On that same date, the Company’s board of directors authorized the Company, acting as trustee for certain of its employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions (the “Employee Plan”).  A plan under Rule 10b5-1 allows a company or an insider to purchase the company’s shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  A broker selected by the Company will have the authority under the terms and limitations specified in the plan to purchase shares in accordance with the terms of the plan.  The purchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan.  The Company may terminate the plan at any time.  The distributors for whom the Company will purchase the stock as trustee under the Distributor Plan will receive the stock as compensation under a special incentive plan offered to certain distributors who are not citizens or residents of the United States.  The employees for whom the Company will purchase stock as trustee under the Employee Plan will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution.  Any stock that is purchased under the Employee Plan that is forfeited by an employee whose employment terminates will be delivered to the Company and held by it as treasury stock.

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

NATURAL HEALTH TRENDS CORP.

Date: August 13, 2012	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	EXHIBIT INDEX Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation