Form 10-Q
period 2012-09-30
NATURAL HEALTH TRENDS CORP
filed 2012-11-13
CIK 912061

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 9, 2012, the number of shares outstanding of the registrant’s common stock was 11,326,323 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
September 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2011	September 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,617	$3,651
Restricted cash	494	–
Accounts receivable	93	166
Inventories, net	1,089	1,261
Other current assets	537	446
Total current assets	3,830	5,524
Property and equipment, net	68	129
Goodwill	1,764	1,764
Restricted cash	220	231
Other assets	241	252
Total assets	$6,123	$7,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,208	$1,795
Income taxes payable	11	79
Accrued distributor commissions	1,177	1,293
Other accrued expenses	1,471	1,531
Deferred revenue	967	768
Deferred tax liability	148	148
Other current liabilities	950	896
Total current liabilities	6,932	6,510
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2011 and September 30, 2012, aggregate liquidation value of $324	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,326,323 shares issued and outstanding at December 31, 2011 and September 30, 2012	11	11
Additional paid-in capital	80,493	80,553
Accumulated deficit	(81,338)	(79,238)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(99)	(60)
Total stockholders’ equity (deficit)	(809)	1,390
Total liabilities and stockholders’ equity (deficit)	$6,123	$7,900

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net sales	$10,562	$9,333	$22,945	$29,403
Cost of sales	2,536	2,384	6,042	7,667
Gross profit	8,026	6,949	16,903	21,736
Operating expenses:
Distributor commissions	4,166	3,897	8,642	12,474
Selling, general and administrative expenses (including stock-based compensation expense of $22 and $20 during the three months ended September 30, 2011 and 2012, respectively, and $57 and $60 during the nine months ended September 30, 2011 and 2012, respectively)	2,613	2,255	6,479	7,005
Depreciation and amortization	23	8	281	28
Total operating expenses	6,802	6,160	15,402	19,507
Income from operations	1,224	789	1,501	2,229
Other income (expense), net	425	(27)	356	(88)
Income before income taxes	1,649	762	1,857	2,141
Income tax provision	16	15	36	41
Net income	1,633	747	1,821	2,100
Plus: Net loss attributable to the noncontrolling interest	–	–	9	–
Net income attributable to Natural Health Trends	1,633	747	1,830	2,100

Preferred stock dividends	(4)	(4)	(12)	(12)
Net income attributable to common stockholders of Natural Health Trends	$1,629	$743	$1,818	$2,088

Income per share of Natural Health Trends – basic and diluted	$0.15	$0.07	$0.17	$0.19

Weighted-average number of shares outstanding:
Basic	10,732	10,970	10,669	10,918
Diluted	10,898	11,232	10,699	11,225

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net income	$1,633	$747	$1,821	$2,100
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(466)	38	(405)	39
Comprehensive income	1,167	785	1,416	2,139
Plus: Comprehensive (income) loss attributable to the noncontrolling interest	(12)	–	15	–
Comprehensive income attributable to Natural Health Trends	$1,155	$785	$1,431	$2,139

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,821	$2,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	81	28
Amortization of intangibles	200	–
Stock-based compensation	57	60
Deferred income taxes	(1)	–
Changes in assets and liabilities:
Accounts receivable	12	(69)
Inventories, net	(362)	(163)
Other current assets	72	93
Other assets	170	(4)
Accounts payable	(661)	(416)
Income taxes payable	(15)	68
Accrued distributor commissions	318	108
Other accrued expenses	(706)	51
Deferred revenue	418	(205)
Other current liabilities	33	(56)
Net cash provided by operating activities	1,437	1,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(7)	(88)
Decrease (increase) in restricted cash	(72)	493
Net cash provided by (used in) investing activities	(79)	405

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	233	–
Repayment to related party	(114)	–
Net cash provided by financing activities	119	–

Effect of exchange rates on cash and cash equivalents	(398)	34
Net increase in cash and cash equivalents	1,079	2,034
CASH AND CASH EQUIVALENTS, beginning of period	648	1,617
CASH AND CASH EQUIVALENTS, end of period	$1,727	$3,651

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

Selling, General and Administrative Expenses

During 2011, the Company successfully negotiated and entered into agreements with certain legacy and on-going vendors to settle prior outstanding payable balances.  The impact of such agreements to settle outstanding payable balances was $220,000 and $482,000 less than carrying value during the three and nine months ended September 30, 2011, respectively, which was immediately recognized as a credit to selling, general and administrative expenses upon settlement.  Credits resulting from adjustments to certain other legacy vendors that were recognized during the three and nine months ended September 30, 2012 were $143,000 and $208,000, respectively.

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

The following tables illustrate the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2011			2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to common stockholders of Natural Health Trends	$1,629	10,732	$0.15	$743	10,970	$0.07

Effect of dilutive securities:
Non-vested restricted stock		166			262

Diluted EPS:
Net income attributable to common stockholders of Natural Health Trends plus assumed conversions	$1,629	10,898	$0.15	$743	11,232	$0.07

	Nine Months Ended September 30,
	2011			2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to common stockholders of Natural Health Trends	$1,818	10,669	$0.17	$2,088	10,918	$0.19

Effect of dilutive securities:
Non-vested restricted stock		30			307

Diluted EPS:
Net income attributable to common stockholders of Natural Health Trends plus assumed conversions	$1,818	10,699	$0.17	$2,088	11,225	$0.19

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Options to purchase common stock	22,500	–	22,500	–
Warrants to purchase common stock	3,704,854	3,704,854	3,704,854	3,704,854
Non-vested restricted stock	–	100,000	20,415	100,000
Convertible preferred stock	138,400	138,400	138,400	138,400

Warrants to purchase 3,704,854 shares of common stock were still outstanding at September 30, 2012.  Such warrants have expirations through April 21, 2015.

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

3.     STOCK-BASED COMPENSATION

Stock-based compensation expense totaled approximately $22,000 and $20,000 for the three months ended September 30, 2011 and 2012, respectively, and approximately $57,000 and $60,000 for the nine months ended September 30, 2011 and 2012, respectively.  No tax benefits were attributed to the share-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Outstanding at December 31, 2011	473,688	$0.37
Granted	–	–
Vested	(160,362)	0.36
Forfeited	–	–
Outstanding at September 30, 2012	313,326	0.37

As of September 30, 2012, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $117,000, which is expected to be recognized over a weighted-average period of 1.5 years.

On August 13, 2012, the Company’s board of directors authorized the Company, acting as trustee for certain of its employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions.  The Company may terminate the plan at any time.  The employees will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution.  Any common stock that is forfeited by an employee whose employment terminates will be delivered to the Company and held as treasury stock.  The grant-date fair value for each award was $1.37 per share.  As of September 30, 2012, total unrecognized stock-based compensation related to these awards is $132,000, which is expected to be recognized quarterly over the three year vesting period.

4.      CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At September 30, 2012, non-current other assets include KRW 100 million (USD $90,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

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

As of September 30, 2012, no contingent obligations have been recognized under registration payment arrangements.

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

The Company is considering entering into a Royalty Agreement and License Agreement with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™.  BHS has patents pending on that product.  Mr. Broady is a member of BHS, a Texas limited liability company.  During 2011 and 2012, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product.  In April 2012, the Company reimbursed BHS $42,000 in expenses incurred in 2011 to promote the Restor™ product on the Company’s behalf.  To continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS has requested that the Company pay a royalty of 2.5% of sales revenues for 2011 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2011 and the first nine months of 2012 would total approximately $31,000.

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

As of September 30, 2012, we were conducting business through approximately 21,000 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain Commonwealth of Independent States (“CIS”) countries, namely Russia and Kazakhstan.  Currently, orders received from members located in Kazakhstan are fulfilled by our North American subsidiary.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 72% of net sales in the latest fiscal quarter.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for the first nine months of 2011 and 2012, represented 38% and 42% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Sales by our foreign subsidiaries are transacted in the respective local currencies and are translated into U.S. dollars using average rates of exchange for each monthly accounting period to which they relate.  Most of our product purchases from third-party manufacturers are transacted in U.S. dollars.  Consequently, our sales and net earnings are affected by changes in currency exchange rates, with sales and earnings generally increasing with a weakening U.S. dollar and decreasing with a strengthening U.S. dollar.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.0	25.5	26.3	26.1
Gross profit	76.0	74.5	73.7	73.9
Operating expenses:
Distributor commissions	39.4	41.7	37.7	42.4
Selling, general and administrative expenses	24.7	24.2	28.2	23.8
Depreciation and amortization	0.2	0.1	1.2	0.1
Total operating expenses	64.3	66.0	67.1	66.3
Income from operations	11.7	8.5	6.6	7.6
Other income (expense), net	4.0	(0.3)	1.5	(0.3)
Income before income taxes	15.7	8.2	8.1	7.3
Income tax provision	0.2	0.2	0.2	0.2
Net income	15.5%	8.0%	7.9%	7.1%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012

North America	$406	3.8%	$463	5.0%	$1,032	4.5%	$1,432	4.9%
Hong Kong	8,454	80.0	6,722	72.0	15,518	67.6	20,990	71.4
China	122	1.1	385	4.1	640	2.8	759	2.6
Taiwan	471	4.4	481	5.2	1,577	6.9	1,440	4.9
South Korea	114	1.2	57	0.6	346	1.5	222	0.7
Japan	50	0.5	41	0.4	185	0.8	128	0.4
Russia	874	8.3	1,113	11.9	3,378	14.7	4,201	14.3
Europe	71	0.7	71	0.8	269	1.2	231	0.8
Total	$10,562	100.0%	$9,333	100.0%	$22,945	100.0%	$29,403	100.0%

Net sales were $9.3 million for the three months ended September 30, 2012 compared with $10.5 million for the comparable period a year ago, a decrease of $1.2 million, or 12%.  Hong Kong net sales decreased $1.7 million, or 20%, over the comparable period a year ago.  In 2011, various promotions and events the Company conducted for its 10th Anniversary celebration in Hong Kong that occurred during July 2011 deferred sales into the third quarter.  As a result, a year-to-date comparison with the comparable period a year ago through September evens out such an effect.

Net sales were $29.4 million for the nine months ended September 30, 2012 compared with $22.9 million for the comparable period a year ago, an increase of $6.5 million, or 28%.  Hong Kong net sales increased $5.5 million, or 35%, over the comparable period a year ago.  The increase in Hong Kong can be attributed to our renewed focus on training, a coherent culture among our leaders, as well as new incentive programs launched at the beginning of the year surrounding our recognition program.

Outside of our Hong Kong business, net sales elsewhere increased $986,000, or 13%, over the nine months ended September 30, 2012 compared with the same period in the prior year.  The increase is primarily attributable to the Russian market, which generated $823,000, or 24%, more sales than the comparable period in the prior year due to incentive trip programs in Russia that occurred throughout the first nine months of 2012, as well as the introduction of new product promotions in Russia and North America during late 2011.  The North American market also benefited from increased orders received from members located in Kazakhstan and Ukraine.

As of September 30, 2012, the operating subsidiaries of the Company had approximately 21,000 active distributors, compared to 18,000 active distributors at September 30, 2011.  Hong Kong experienced an increase of 2,700 active distributors, or 23%, over the same timeframe.

As of September 30, 2012, the Company had deferred revenue of approximately $768,000, of which approximately $567,000 pertained to product sales and approximately $201,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 74.5% of net sales for the three months ended September 30, 2012 compared with 76.0% of net sales for the three months ended September 30, 2011.  The margin decrease is largely attributable to ticket sales for the 10th Anniversary event held in Hong Kong in July 2011.  Excluding ticket sales, gross profit declined 0.6% due to increased importation costs and logistics fees as a percentage of overall net sales, which occurs when Russian market sales as a percentage of total sales increase quarter over quarter.

Gross profit was 73.9% of net sales for the nine months ended September 30, 2012 compared with 73.7% of net sales for the nine months ended September 30, 2011.  Excluding ticket sales for events such as the 10th Anniversary celebration held in Hong Kong in July 2011, gross profit increased 0.7% due to less importation costs and logistics fees as a percentage of overall net sales, which occurs when Russian market sales as a percentage of total sales decrease period over period.  This resulted from the significant increase in Hong Kong sales during the first half of 2012.  The year-to-date gross profit improvement eased somewhat during the third quarter since the Russian market sales were a larger percentage of total sales when compared to the same quarter in the prior year.  Additionally, the gross profit increase is due to a rate reduction by our third-party logistics provider in Russia effective in June 2011.

Distributor Commissions

Distributor commissions were 41.7% and 42.4% of net sales for each of the three and nine month periods ended September 30, 2012, respectively, compared with 39.4% and 37.7% of net sales for each of the three and nine month periods ended September 30, 2011, respectively.  Excluding the effect of ticket sales for events such as the 10th Anniversary celebration held in Hong Kong in July 2011, distributor commissions increased 0.8% and 4.1% as a percentage of overall net sales versus the comparable three and nine months periods in the prior year, respectively.  The quarterly increase is due to an overall payout increase in the Hong Kong market.  The year-to-date increase can be largely attributable to the monetization of and promotions surrounding the recognition program in Hong Kong that commenced during the fourth quarter of 2011, as well as an overall increase in payout in the Hong Kong and Russian markets.  The largest components of the recognition program promotions concluded at the end of the second quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.3 million for the three months ended September 30, 2012 compared with $2.6 million for the comparable period a year ago.  Selling, general and administrative expenses decreased by $358,000, or 14%, mainly due to the following:

•
event-related costs decreased by $297,000 since the events held in the third quarter of 2012 were not as costly as those held in the prior year quarter, which included the Hong Kong 10th Anniversary event held in July 2011;

•	audit fees decreased $70,000 due to the audit of our consolidated financial statements for fiscal years 2009 and 2010 occurring during the third quarter of 2011; and
•	additional costs were incurred in China in the prior year totaling $55,000 to develop local market presence; partly offset by
•	the net impact of agreements with vendors to settle outstanding amounts and other adjustments was $77,000 greater than that recognized in the prior year.

Selling, general and administrative expenses were $7.0 million for the nine months ended September 30, 2012 compared with $6.5 million for the comparable period a year ago.  Selling, general and administrative expenses increased by $526,000, or 8%, mainly due to the following:

•	increased credit card fees of $174,000 due to the increase in sales over the comparable period a year ago;
•	higher employee-related costs of $525,000 primarily resulting from employee incentive programs and travel; and
•	the net impact of agreements with vendors to settle outstanding amounts and other adjustments was $274,000 less than that recognized in the prior year; partly offset by
•
lower event-related costs in the amount of $232,000 since the events held in 2012 have not been as costly as those held in the comparable period in the prior year, which included the Hong Kong 10th Anniversary event held in July 2011;

•	lower bank fees of $51,000 due to less transaction costs compensating our distributors located in Russia; and
•	additional costs incurred in China in the prior year totaling $55,000 to develop local market presence.

Other Income (Expense), Net

Loss on foreign exchange was $28,000 for the three months ended September 30, 2012 primarily due to the impact of the strengthening Russian ruble on our subsidiary’s U.S. dollar-denominated bank account.  Loss on foreign exchange was $92,000 for the nine months ended September 30, 2012.  The loss incurred earlier in the year was due to the impact of strengthening currencies (also against the U.S. dollar) on inter-company balances, namely the European euro and Russian ruble.  The Company took certain steps during the second quarter to mitigate its exposure to the European euro going forward.  Gain on foreign exchange totaling $428,000 and $355,000 was recognized during the three and nine months ended September 30, 2011, respectively.  The gain during the third quarter of 2011 was due primarily to the impact of the Japanese yen, South Korean won and European euro on inter-company balances.

Income Taxes

An income tax provision of $15,000 and $41,000 was recorded during the three and nine months ended September 30, 2012, respectively, related to the Company’s operations outside the United States.  The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

As stated above, the various promotions and events the Company conducted for its 10th Anniversary celebration in Hong Kong that occurred during July 2011 deferred sales into the third quarter.  In 2012, new incentive programs launched at the beginning of the year were effective in generating sales during the first and second quarters.  As such, for year-on-year evaluation, a year-to-date comparison with the comparable period a year ago through September evens out such an effect and may be more indicative of our business trend, profitability and income per share.

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

At September 30, 2012, the Company’s cash and cash equivalents totaled approximately $3.7 million.  Total cash and cash equivalents increased by $2.0 million from December 31, 2011 to September 30, 2012.

At September 30, 2012, the ratio of current assets to current liabilities was 0.85 to 1.00 and the Company had $986,000 of working capital deficit.  Current liabilities included deferred revenue of $768,000 that consisted of unamortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities excluding deferred revenue was 0.96 to 1.00.  Working capital as of September 30, 2012 increased $2.1 million compared to the Company’s working capital as of December 31, 2011, due to cash generated from operations.

Cash provided by operations for the first nine months of 2012 was $1.6 million compared to $1.4 million in the comparable period of 2011.  The increase in operating cash flows resulted primarily from the net sales increase over the same period in the prior year.

Cash provided by investing activities for the first nine months of 2012 was $405,000, which resulted from a $493,000 decrease in restricted cash.  In April 2010, the Company’s primary credit card processing company required that the Company gradually increase to and maintain a reserve balance at $500,000.  The Company reached the necessary reserve requirement during the second quarter of 2011.  One-half of the reserve balance was returned to the Company in January 2012 and the remainder was returned in May 2012.

No financing activities occurred during the first nine months of 2012.  Cash provided by financing activities during first nine months of 2011 was $119,000.  George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, advanced $2,500 on January 13, 2011, and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus a $4,000 advance on December 17, 2010, totaling $36,500 was repaid on August 8, 2011.  Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of these advances.  The Company repaid Mr. Broady in full, plus accumulated interest, during the third and fourth quarters of 2011.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at September 30, 2012 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2011 and September 30, 2012, the Company’s inventory value was $1.1 million and $1.3 million, respectively, net of reserves of $43,000 and $86,000, respectively.  No significant provision was recorded during the periods presented.

Valuation of Goodwill and Other Intangible Assets.  In accordance with accounting principles generally accepted in the United States of America, the value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment.  Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles.  During the fourth quarter of 2011, the Company early adopted new guidance which simplifies the goodwill impairment test by allowing the option to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed.  We test individual indefinite-lived intangibles by reviewing the individual book values compared to the fair value.  The Company’s policy is to test for impairment annually during the fourth quarter.  At December 31, 2011 and September 30, 2012, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill or intangible assets was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 4% of sales.  Sales returns were approximately 2% of sales for each of the nine month periods ended September 30, 2011 and 2012.  The allowance for sales returns was approximately $205,000 and $164,000 at December 31, 2011 and September 30, 2012, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $776,000 and $567,000 at December 31, 2011 and September 30, 2012, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2011 and September 30, 2012, enrollment package revenue totaling $191,000 and $201,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During each of the nine month periods ended September 30, 2011 and 2012, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

None.

Item 1A.           RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 13, 2012, the Company disclosed in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, that its board of directors had, on that day, authorized the Company, acting as trustee for certain of its distributors, to execute a Rule 10b5-1 plan to purchase up to $60,000 of its common stock (less commissions and other transaction costs) in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions (the “Distributor Plan”) and that, on that same date, the Company’s board of directors further authorized the Company, acting as trustee for certain of its employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions (the “Employee Plan”).  The Company may terminate the plans at any time.  The distributors for whom the Company will purchase the stock as trustee under the Distributor Plan will receive the stock as compensation under a special incentive plan offered to certain distributors who are not citizens or residents of the United States.  The employees for whom the Company will purchase stock as trustee under the Employee Plan will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution.  Any stock that is purchased under the Employee Plan that is forfeited by an employee whose employment terminates will be delivered to the Company and held by it as treasury stock.

During the quarter ended September 30, 2012, the Company, as Trustee, made no purchases under the Employee Plan.  A summary of the Company’s purchases, as Trustee, under the Distributor Plan, during the quarter ended September 30, 2012, is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 – 31, 2012	–	$–	–	$–
August 1 – 31, 2012	–	$–	–	$60,000
September 1 – 30, 2012	34,770	$1.35	34,770	$13,142
Total	34,770	$1.35	34,770	$13,142

(a)      The shares were purchased in open market transactions under the Distributor Plan described above.
(b)      In addition, 100,000 shares have yet to be purchased under the Employee Plan.

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

NATURAL HEALTH TRENDS CORP.

Date: November 13, 2012	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
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