Form 10-K
period 2012-12-31
NATURAL HEALTH TRENDS CORP
filed 2013-03-12
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 29, 2012:  $9,830,213

At March 5, 2013, the number of shares outstanding of the registrant’s common stock was 11,317,833 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NATURAL HEALTH TRENDS CORP.
Annual Report on Form 10-K
December 31, 2012

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

Part I

Item 1.         BUSINESS

Overview of Business

Natural Health Trends Corp. is an international direct-selling and e-commerce company headquartered in Dallas, Texas. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand.  In most markets, we sell our products to a network of consumers or business builders that either uses the products themselves or resells them to consumers.

Our majority-owned subsidiaries have an active physical presence in the following markets:  North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia.

We seek to sell our products into many markets, primarily through our direct selling marketing operations.  Our objectives are to enrich the lives of the users of our products and enable our distributors to benefit financially from the sale of our products.

We were originally incorporated as a Florida corporation in 1988.  We merged into one of our subsidiaries and re-incorporated in Delaware effective June 29, 2005.

Our common stock is quoted under the trading symbol “NHTC” on the OTCQB tier of the OTC market, a centralized electronic quotation service run by the OTC Markets Group, Inc.

Available Information

We maintain executive offices at 4514 Cole Avenue, Suite 1400, Dallas, Texas 75205 and our telephone number is (972) 241-4080.  We maintain a corporate website located at www.naturalhealthtrendscorp.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC.  Our Code of Ethics for Senior Financial Officers can also be found on our website.  The information provided on our website should not be considered part of this report. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330.  The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

NHT Global Essentials, the wellness and nutritional supplementation product line, includes:

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

•
Trifusion Max™ is a beverage with a unique blend of exotic fruits and berries rich in antioxidants, lycopene, and more.  Its main ingredients are Acai berry, Goji berry, the Mangosteen fruit, and the Gac fruit; each containing phytonutrients.  Phytonutrients are compounds having antioxidative properties found naturally in plant-based foods such as fruit and vegetables.  Trifusion Max also contains calcium as well for improved health benefits.

•
Glucosamine 2200™ is a great source of daily glucosamine to assist with joint and cartilage health and reduce inflammation and swelling in the joints, a primary cause of pain. The consumption of Glucosamine 2200 can directly stimulate cartilage cells to produce more collagen and proteoglycan of the articular cartilage and help prevent loss of synovial fluid to support normal functionality of the joints.

•
FibeRich™ is a dietary supplement high in dietary fiber to assist with proper digestive health and more. Every teaspoon of FibeRich contains more than 6 grams of dietary fiber helping to ease bowel movements and remove toxic substances from our bodies. FibeRich also contains 8 billion compound high-density probiotics including L. rhamnosus, L. acidophilus, B. longum and B. bifidum. These probiotics protect the digestive tract and can help the body to absorb vitamins, minerals and nutrients.

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

•
HerBalance™ is a daily supplement rich in Gamma linolenic acid, isoflavones, vitamins and herbal extracts to improve menopausal symptoms, increase energy and support healthy blood circulation in women.

NHT Global Beauty, the skincare product line, includes:

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

•
BioCell™ is a patented skincare treatment product providing hydration and skin brightening.  The patented bio-cellulose mask material helps BioCell’s essence gel penetrate deep into the skin, locking in moisture and resulting in a more even skin tone, skin clarity and providing the nutrition a user’s skin needs to maintain a youthful glow.

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

•
Soothe™ is an all-over body cream ideal for use in extreme and harsh weather conditions. When used daily it softens, smoothes and helps alleviate dryness and redness associated with chapped, chafed skin.

NHT Global Lifestyle, the lifestyle enhancing product line, includes:

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

•	We have developed a year-round, multi-faceted promotional plan that targets different segments of our membership and has proven most effective in the last few years.
•
Last, but perhaps most importantly, a discipline and capability has been established to continue launching high-quality consumer products that are designed to facilitate the accomplishment of our corporate objective.

Sourcing of Products

Our corporate staff works with research and development personnel of our manufacturers and other prospective vendors to create product concepts and develop the product ideas into actual products.  Each of our three current major product lines - Skindulgence™, Alura™ and Premium Noni Juice™ - were originally conceived by our manufacturing vendors.  We then enter into supply agreements with the vendors pursuant to which we obtain rights to sell the products under private labels (or trademarks) that are owned by us.  Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2012.  In addition, some of our local markets introduce their own products from time to time and these products are sometimes adopted by our other markets.

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

Marketing and Distribution

We distribute our products internationally primarily through a network marketing system, which is a form of person-to-person direct selling.  Under this system, distributors purchase products at wholesale prices for resale to consumers and for personal consumption.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials as well as higher levels of customer service, all of which are not as readily available through other distribution channels.  In some markets, like China, we distribute our products directly to consumers using an e-commerce platform.  In those markets, we refer to these consumers as “members” rather than distributors.  In this document, we generically use the term “distributor” to refer to distributors who purchase for their own consumption or for resale, or both, as well as to members who only sign up to consume our products.

Our distributors are independent full-time or part-time contractors who purchase products directly from our subsidiaries via the internet for resale to retail consumers (other than in China and certain other markets) or for their own personal consumption.  Purchasers of our products in China and certain other markets may purchase only for their own personal consumption and not for resale.

The following table sets forth the number of active distributors by market for the time periods indicated.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.

	December 31,
	2011	2012

North America	1,190	1,310
Hong Kong	11,960	14,130
Taiwan	1,380	1,350
South Korea	450	270
Japan	220	150
Russia	2,880	3,100
Europe	330	370
Total	18,410	20,680

NHT Global distributors must agree to the terms and conditions of our distributor agreement posted on our website.  NHT Global distributors generally pay an annual enrollment fee.  The distributor agreement sets forth our policies and procedures, and we may elect to terminate a distributor for non-compliance.

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

We sponsor promotional meetings and motivational training events for current and potential NHT Global distributors.  These events are designed to inform prospective and existing distributors about both existing and new product lines as well as selling techniques.  Distributors typically share their direct selling experiences, their individual selling styles and their recruiting methods at these promotional or training events.  Prospective distributors are educated about the structure, dynamics and benefits of the direct selling industry.  We are continually developing or updating our marketing strategies and programs to motivate our distributors.  These programs are designed to increase distributors' monthly product sales and the recruiting of new distributors in their down-lines.

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

Employees

At December 31, 2012, we employed 98 total full-time employees worldwide, of which 14 were located in the United States, 58 in Hong Kong and China, 13 in Taiwan, five in South Korea, four in Russia, three in Europe, and one in Japan.

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

Our spending is materially affected by the major events planned at different times of the year.  A major promotional event could significantly increase the reported expenses during the quarter in which the event actually takes place, while the revenue that might be generated by the event may not occur in the same reporting period.

Intellectual Property

Most of our products are packaged under a "private label" arrangement.  We have obtained or applied for trademark registration for certain names, logos and various product names in several countries in which we are doing business or considering expanding into.  We also rely on common law trademark rights to protect our unregistered trademarks.  These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal trademark.  Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used; provided, however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark within that geographic area.

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

Working with Distributors

Sponsorship

Sponsoring new distributors creates multiple levels in the direct selling structure of NHT Global.  The persons that a distributor sponsors within the network are referred to as "sponsored" distributors, who may purchase solely for their own personal consumption, for resale, or both.  Persons newly recruited are assigned by sponsoring distributors into network positions that can be “under” other distributors, thus they can be called “down-line” distributors.  If down-line distributors also sponsor new distributors, they create additional levels within the structure, but their down-line distributors remain in the same down-line network as their original sponsoring distributor.

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

Compensation Plans

NHT Global employs what is commonly referred to as a binary compensation plan, enhanced with certain unilevel features.  Under the NHT Global compensation plan, distributors are paid weekly commissions for product sold by their down-line distributor network across all geographic markets, except China, where in the second quarter of 2007 we launched an e-commerce retail platform and do not pay any commissions.  This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries.  Currently, there are basically two ways in which NHT Global distributors can earn income:

•
Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

•	Through commissions paid on product purchases made by their down-line distributors.

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale price.  As the distributor’s business expands, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payout may be limited to a hard cap in terms of a specific percentage of the total product sales.  In some markets, commissions may be further limited.

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

•
Internet – we maintain a website at www.nhtglobal.com.  On this website, the user can read company news, learn more about various products, sign up to be a distributor, place orders, and track the fulfillment and delivery of their orders.

•	Product Literature – we offer a variety of literature to distributors, including product catalogs, informational brochures, pamphlets and posters for individual products.

•	Broadcast E-mail and Text Messages – we send announcements via e-mail and/or text messages to all active distributors.

Technology and Internet Initiatives

We believe that the internet is important to our business as more consumers communicate online and purchase products over the internet as opposed to traditional retail and direct sales channels.  As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our distributors to take advantage of the internet.  Substantially all of our sales have occurred via the internet.  NHT Global offers a global web page that allows a distributor to have a personalized website through which he or she can sell products in all of the countries in which we do business.  Links to these websites can be found at our main website for distributors at www.nhtglobal.com.  The information provided on these websites should not be considered part of this report.

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

Because of the Chinese government’s significant concerns about direct selling activities and its adoption of direct selling and anti-pyramiding regulations, it scrutinizes very closely activities of direct selling companies.  Our business continues to be subject to reviews and investigations by municipal and provincial level regulators.  At times, investigations and related actions by government regulators have caused an obstruction to our members’ activities in certain locations, and have resulted in a few cases of enforcement actions.  In each of these cases, we helped our members with their defense in the legality of their conduct.  So far, no material changes to our business model have been required.  We expect to receive continued guidance and direction as we work with regulators to address our business model and any changes that need to be made to comply with the direct selling regulations.

To augment our business in China, our Chinese subsidiary applied for a direct selling license first in 2005, provided a revised version in June 2006, and then updated again our application in November 2007.  After the approval from the municipal and the provincial authorities, the application did not progress further with the central government. Eventually, the information contained in our most recent application became stale and we withdrew the license application in February 2009 with the intention of filing an updated application in the future.  As the Company is working to complete changes in the management, location and nature of its business in China, the Company plans to re-apply but has not yet filed an updated application.

Regulation of Our Products

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities in the United States, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, State Attorneys General and other state regulatory agencies.  In our foreign markets, the products are generally regulated by similar government agencies.

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

Our Industry

We are engaged in the direct selling industry, selling lifestyle enhancement products, cosmetics, personal care and dietary supplements.   More specifically, we are engaged in what is called network marketing or multi-level marketing.  This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, cosmetics and dietary supplements, or selling other types of consumer products.  Generally, direct selling is based upon an organizational structure in which independent distributors of a company’s products are compensated for sales made directly to consumers.

NHT Global distributors are compensated based on sales generated by distributors they have recruited and all subsequent distributors recruited by their "down-line" network of distributors.  The experience of the direct selling industry has been that once a sizeable network of distributors is established, new and alternative products and services can be offered to those distributors for sale to consumers and additional distributors.

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

We experienced substantial negative cash flows during the years ended December 31, 2008 and 2009, primarily due to declines in our revenues greater than the decreases in expenditures we could manage.  If we again experience negative cash flows, any resulting decreasing cash balance could impair our ability to support our operations and, eventually, threaten our solvency, which would have a material adverse effect on our business, results of operations and financial condition, as well as our stock price.  Negative cash flows and the related adverse market perception associated therewith may have negatively affected, and may in the future negatively affect, our ability to attract new distributors and/or sell our products.  There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we could be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.

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

We could be adversely affected by management changes or an inability to attract and retain key management, directors and consultants.

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

In 2011 and 2012 approximately 68% and 70% of our revenue, respectively, was generated in Hong Kong.  Most of our Hong Kong revenues are derived from the sale of products that are delivered to members in China.    This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

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

We distribute our products through independent distributors, and we depend upon them directly for all of our sales in most of our markets.  Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors.  Our direct selling organization is headed by a relatively small number of key distributors.  The loss of a significant number of distributors, especially key distributors, could materially and adversely affect sales of our products and could impair our ability to attract new distributors.  Moreover, the replacement of distributors could be difficult because, in our efforts to attract and retain distributors, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.  Our distributors may terminate their services with us at any time and, in fact, like most direct selling organizations we have a high rate of attrition.

The number of active distributors or their productivity may not increase and could decline in the future.  We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing distributors and to attract new distributors.

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

We are subject to significant competition for the recruitment of distributors from other direct selling organizations, including those that market similar products.  Many of our competitors are substantially larger than we are, offer a wider array of products, have far greater financial resources and many more active distributors than we have.  Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors with our products, attractive compensation plan and other incentives.  We believe that we have an attractive product line and that our compensation and incentive programs provide our distributors with significant earning potential.  However, we cannot be sure that our programs for recruitment and retention of distributors would be successful.

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

A significant expense is the payment of compensation to our distributors, which represented approximately 38% and 42% of net sales during 2011 and 2012, respectively.  We compensate our distributors by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.

Our compensation plan includes a cap on distributor compensation paid out as a percentage of product sales.  We have enforced that cap from December 2008, when we diluted commissions payable to certain highly-paid distributors.   There can be no assurance that enforcement of this cap will ensure profitability (which depends on many other factors).  Moreover, enforcement of this cap could cause key distributors affected by the cap to leave and join other companies.

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

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets.  This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales.  For example, the FTC released a proposed New Business Opportunity Rule in April 2006.  As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours.  However, in November 2011, the FTC issued a final rule that will not apply to multi-level marketing companies that do not represent that they or another designated person will do any of the following:  (a) provide locations for the operation of equipment, displays, vending machines or similar devices owned, leased, controlled or paid for by the purchaser of the opportunity; (b) provide outlets, accounts, or customers (including but not limited to internet outlets, accounts, or customers) for the purchaser’s goods or services (advertising and general advice about business development and training is not considered as “providing locations, outlets, accounts, or customers.”); or (c) buy back any or all of the goods or services that the purchaser makes or provides.  As we understand the final regulation, it does not make any of these representations and therefore is not covered by the final rule, which took effect on March 1, 2012.

Challenges by third parties to the form of our business model could harm our business.

We are also subject to the risk of private party challenges to the legality of our direct selling system.  The regulatory requirements concerning direct selling systems do not include “bright line” rules and are inherently fact-based and subject to judicial interpretation. An adverse judicial determination against us with respect to our direct selling system, or in proceedings not involving us directly but which challenge the legality of other direct selling marketing systems, could have a material adverse effect on our business.  There is also risk that challenges and settlements involving other parties could provide incentives for similar actions by distributors against us and other direct selling companies.  Moreover, challenges to our business system and operations in important markets may come from short sellers, hedge funds and other investors.  Other companies in our industry have recently faced such challenges.  Any challenges regarding us or others in our industry could harm our business if such challenges result in the investigations of our business model and operations, the imposition of any fines or damages on our business, create adverse publicity, increase scrutiny of our industry, detrimentally affect our efforts to recruit or motivate distributors and attract customers, or interpret laws in a manner inconsistent with our current business practices.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements.  Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements.  We face similar pressures in our other markets.  In the United States, effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that require disclosure of material connections between an endorser and the company they are endorsing and do not allow marketing using atypical results.  The requirements and restrictions of the revised Guides may diminish the impact of our marketing efforts and negatively impact our sales results.  If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

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

In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients, as well as similar products and ingredients distributed by other companies, can be significantly influenced by national media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies.  Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

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

We rely on a limited number of independent third parties to manufacture and supply our products.

All of our products are manufactured by a limited number of independent third parties.  There is no assurance that our current manufacturers will continue to reliably supply products to us at the level of quality we require.  In particular, the ongoing economic crisis creates risk for us if any of these third parties suffer liquidity or operational problems.  If a key manufacturer becomes insolvent or is forced to lay off employees assisting with our projects, our results could suffer.  In the event any of our third-party manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement manufacturing sources or replacement products.  There is no assurance that we will be able to obtain alternative manufacturing sources or products or be able to do so on a timely basis.  An extended interruption in the supply of our products will result in a substantial loss of sales.  In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

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

In 2011 and 2012, approximately 95% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar.  We also purchase almost all inventories in U.S. dollars.  Our foreign currency exchange rate exposure, mainly to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble and European euro, represented approximately 28% and 25% of our revenue in 2011 and 2012, respectively.  Our foreign currency exchange rate exposure may increase in the near future as our Greater China, Russia and European subsidiaries expand operations and we develop new markets.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.

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

We have adopted transfer pricing agreements with our subsidiaries to regulate inter-company transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of distributor compensation. We believe that we operate in compliance with all applicable transfer pricing laws and we intend to continue to operate in compliance with such laws.  However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws would not be modified, which, as a result, may require changes in our operating procedures or otherwise may have a material adverse effect on our financial results or operations.

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

If our suppliers’ product liability insurance fails to cover product liability claims or other product liability claims, or any product liability claims exceeds the amount of coverage provided by such policies or if we are unsuccessful in any third party claim against the manufacturer or if we are unsuccessful in collecting any judgment that may be recovered by us against the manufacturer, we could be required to pay substantial monetary damages which could materially harm our business, financial condition and results of operations. As a result, we may become required to pay high premiums and accept high deductibles in order to secure adequate insurance coverage in the future.  Especially since we do not have direct product liability insurance, it is possible that product liability claims and the resulting adverse publicity could negatively affect our business.

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

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  We are required to provide management’s assessment of internal controls in conjunction with the filing of this report.  As disclosed under Item 9A of this report, our management concluded that our internal control over financial reporting was effective at December 31, 2012.  In the future, our continued assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K.  We believe, at the current time, that we are taking appropriate steps to mitigate these risks.  However, disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.

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

Because of our diverse geographic operations and our internationally applicable distributor compensation plans, our business is highly dependent on the efficient functioning of our information technology systems and operations, which are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures, computer viruses and worms, hacking, denial of service attacks, software defects and other events.  They are also subject to break-ins, sabotage, acts of vandalism and similar misconduct, as well as human error.  Despite precautions implemented by our information technology staff, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

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

Terrorist attacks, cyber attacks, or acts of war or natural disasters may cause damage or disruption to us, our employees, our facilities and our distributors and customers, which could impact our revenues, expenses and financial condition.  The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, such as the Chinese objection to the Taiwan independence movement and its resultant tension in the Taiwan Strait, could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.  Additionally, natural disasters less severe than the Indian Ocean tsunami that occurred in December 2004 may adversely affect our business, financial condition and results of operations.

Because our system, software and data reside on third-party servers, our access could be temporarily or permanently interrupted.

Beginning in 2012, most of our system, software and data reside in the “cloud” on third-party servers to which we have contractual access.  Cyber attacks or hacking on these servers unrelated to us, or system or hardware failures experienced by the third party vendor, could result in disclosure of or damage to our system, software and data.  Moreover, any delay or failure in payment of the third party vendor, disputes with such vendors, or business interruption or failure of the third party vendor could result in loss of or interruption in access to our system, software or data.  It is possible that our system, software and data could in the future be moved to servers of a different third party or to our own servers.  Any such move could result in temporary or permanent loss of access to our system, software or data.  Any protracted loss of such access would materially and adversely affect our business, financial condition and results of operations.

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

There is no assurance of an active public trading market.

There can be no assurance of an active public trading market for our common stock.  If for any reason an active public trading market is not available, purchasers of the shares of our common stock may have difficulty in selling their securities should they desire to do so and the price of our common stock may decline.

The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock.

As of March 5, 2013, we had outstanding 11,317,833 shares of common stock and also (i) warrants outstanding from our May 2007 private placement exercisable for 2,059,307 shares of our common stock at an exercise price of $5.00 per share, (ii) 138,400 shares of Series A preferred stock, convertible into the same number of shares of common stock and (iii) warrants issued in our October 2007 private placement exercisable for 1,645,547 shares of common stock at an exercise price of $3.52 per share. If these convertible securities are exercised or converted, and the shares of common stock issued upon such exercise or conversion are sold, our common stockholders may experience substantial dilution and the market price of our shares of common stock could decline.  Further, the perception that such convertible securities might be exercised or converted could adversely affect the market price of our shares of common stock.  In addition, holders of our warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the warrants and options.  The anti-dilution provisions of warrants to purchase 1,645,547 shares of our common stock would, if triggered, cause substantial dilution and may, therefore, make it particularly difficult to obtain new equity financing.

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

Item 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.          PROPERTIES

We lease approximately 3,800 square feet in Dallas, Texas for our corporate headquarters.  Outside the United States, we lease office space in Hong Kong, China, Japan, Taiwan and South Korea.  In China, we also lease a multi-purposed facility north of the city of Dalian with the intention of serving the needs of our Chinese consumers. We intend to provide notice to terminate this lease and relocate into a similar multi-purposed facility located within the Guangdong province.  We contract with third parties for fulfillment and distribution operations in most of our international markets.  We believe that our existing office space is in good condition, suitable and adequate for the conduct of our business.

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

	2011		2012
	High	Low	High	Low

March 31	$0.20	$0.09	$1.88	$0.65
June 30	0.88	0.14	1.50	1.10
September 30	0.71	0.30	1.60	1.10
December 31	1.00	0.50	1.34	0.51

On March 5, 2013, the last reported closing price of our common stock on the OTCQB was $1.24 per share.

Holders of Record

At March 5, 2013, there were approximately 180 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Dividends

We have never declared or paid any cash dividend on our common stock.  We currently intend to retain earnings, if any, to finance the growth and development of our business.  We do not expect to pay any dividends in the foreseeable future.  Payment of any future dividends on shares of our common stock will be at the discretion of our Board of Directors.  At December 31, 2012, we had accrued unpaid dividends of $174,000 with respect to the Series A preferred stock, but such dividends have not been declared and we are under no obligation to pay such accrued dividends except in certain extraordinary circumstances.

Equity Compensation Plan Information

The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	–	$–	1,083
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	1,083

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases, as Trustee, of shares of its common stock during the quarter ended December 31, 2012 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

October 1–31, 2012	9,660	$1.35	44,430	100,000
November 1—30, 2012	–	–	44,430	100,000
December 1—31, 2012	2,275	1.24	46,705	97,725

(a)      The shares were purchased in open market transactions under the Distributor and Employee Plans described in footnote (b) below.

(b)      On August 13, 2012, the Company disclosed in its Quarterly Report on Form 10-Q that its board of directors had, on that day, authorized the Company, acting as trustee for certain of its distributors, to execute a Rule 10b5-1 plan to purchase up to $60,000 of its common stock (less commissions and other transaction costs) in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions (the “Distributor Plan”) and that, on that same date, the Company’s board of directors further authorized the Company, acting as trustee for certain of its employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions (the “Employee Plan”).  The Company may terminate the plans at any time.  The distributors for whom the Company will purchase the stock as trustee under the Distributor Plan will receive the stock as compensation under a special incentive plan offered to certain distributors who are not citizens or residents of the United States.  The employees for whom the Company will purchase stock as trustee under the Employee Plan will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution.  Any stock that is purchased under the Employee Plan that is forfeited by an employee whose employment terminates will be delivered to the Company and held by it as treasury stock.

(c)      The Company, as Trustee, completed its purchases under the Distributor Plan in October 2012, and began purchasing under the Employee Plan in December 2012.  Under the 10b5-1 plan executed by the Company, as Trustee, with the Board’s authorization, the Company, as Trustee, will not purchase more than 2,800 shares per month.  The current 10b5-1 plan for the Employee Plan shares will expire on November 30, 2013, unless terminated earlier, and the Company, as Trustee, intends at or after that time to enter into a new 10b5-1 plan or plans to complete the Employee Plan purchases authorized by the Board.

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

As of December 31, 2012, we were conducting business through 20,680 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain Commonwealth of Independent States (“CIS”) countries, namely Russia, Ukraine and Kazakhstan.  Currently, orders received from members located in Ukraine and Kazakhstan are fulfilled by our North American subsidiary.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 70% of net sales in the latest fiscal year.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China.  After consulting with outside professionals, the Company believes that its Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchase of our products by buyers in China.  But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributed to us.  In addition, other Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, in China are subject to interpretations and enforcement attitudes that sometimes vary from province to province, among different levels of government, and from time to time.  Members sometimes violate one or more of the laws regulating these activities, notwithstanding training that the Company attempts to provide.  Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement.  The Company believes that this has led some existing members in China – who are signed up as distributors in Hong Kong - to leave the business or curtail their selling activities and has led some potential members to choose not to participate.  Among other things, the Company is combating this with more training and public relations efforts that are designed, among other things, to distinguish the Company from businesses that make no attempt to comply with the law.  This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically.  See “Item 1A.  Risk Factors—Because our Hong Kong operations account for a majority of our overall business….”

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

Cost of sales consists primarily of products purchased from third-party manufacturers, freight cost for shipping products to distributors, import duties, costs of promotional materials sold to the Company’s distributors at or near cost, and provisions for slow moving or obsolete inventories.  Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for fiscal 2011 and 2012, represented 38% and 42% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2011	2012

Net sales	100.0%	100.0%
Cost of sales	26.2	25.8
Gross profit	73.8	74.2
Operating expenses:
Distributor commissions	38.0	41.9
Selling, general and administrative expenses	29.0	25.1
Depreciation and amortization	1.0	0.1
Total operating expenses	68.0	67.1
Income from operations	5.8	7.1
Other income (expense), net	1.1	(0.1)
Income before income taxes	6.9	7.0
Income tax benefit	(0.9)	–
Net income	7.8%	7.0%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2011		2012

North America	$1,487	4.8%	$1,816	4.8%
Hong Kong	21,038	67.5	26,235	69.9
China	1,131	3.6	1,081	2.9
Taiwan	1,931	6.2	2,074	5.5
South Korea	445	1.4	285	0.8
Japan	240	0.8	168	0.5
Russia	4,537	14.6	5,540	14.8
Europe	353	1.1	315	0.8
Total	$31,162	100.0%	$37,514	100.0%

Net sales were $37.5 million for the year ended December 31, 2012 compared with $31.2 million a year ago, an increase of $6.4 million, or 20%.  Hong Kong net sales increased $5.2 million, or 25%, over the prior year.  The increase in Hong Kong can be attributed to our renewed focus on training, a coherent culture among our leaders, as well as new incentive programs launched at the beginning of the year surrounding our recognition program.

Outside of our Hong Kong business, net sales elsewhere increased $1.2 million, or 11%, compared with a year ago.  The increase is primarily attributable to the Russian market, which generated $1.0 million, or 22%, more sales than in the prior year due to incentive trip programs in Russia that occurred during 2012, as well as the introduction of new product promotions in Russia and North America during late 2011.  The North American market also benefited from increased orders received from members located in Kazakhstan and Ukraine.

As of December 31, 2012, the operating subsidiaries of the Company had 20,680 active distributors, compared to 18,410 active distributors at December 31, 2011.  Hong Kong experienced an increase of 2,170 active distributors, or 18%, from December 31, 2011 to December 31, 2012.

As of December 31, 2012, the Company had deferred revenue of approximately $836,000, of which $647,000 pertained to product sales and $189,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 74.2% of net sales for the year ended December 31, 2012 compared with 73.8% of net sales for the year ended December 30, 2011.  Excluding ticket sales for events such as the 10th Anniversary celebration held in Hong Kong in July 2011, gross profit increased 0.8% due to less logistics costs and higher product margins.  As a result of better inventory management and planning, we incurred less expedited freight costs to international markets, specifically Hong Kong, during 2012 as compared to the prior year.  We were able to achieve higher product margins during 2012 due to a price increase for our Noni product in Hong Kong at the end of June 2012, while also introducing new products in Hong Kong with better margins than the existing product line.  Additionally, product prices were increased in our North American market in September 2012.

Distributor Commissions

Distributor commissions were 41.9% of net sales for the year ended December 31, 2012 compared with 38.0% of net sales for the year ended December 31, 2011.  The increase can be largely attributable to the monetization of and promotions surrounding the recognition program in Hong Kong that commenced during the fourth quarter of 2011, as well as an overall increase in payout in the Hong Kong and Russian markets.  The most costly components of the recognition program promotions for 2012 concluded at the end of the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $363,000 for the year ended December 31, 2012, compared with the prior year, mainly due to the following:

•	credit card fees increased $187,000 due to the increase in sales over a year ago;
•	employee-related costs were $435,000 higher primarily resulting from additional headcount in Hong Kong and Russia, employee incentive program costs and travel; and
•	the net impact of agreements with vendors to settle outstanding amounts and other adjustments was $255,000 less than that recognized in the prior year; partly offset by
•
event-related costs decreased by $219,000 since the events held in 2012 were not as costly as those held in the comparable period in the prior year, which included the Hong Kong 10th Anniversary event held in July 2011;

•	audit fees decreased $70,000 due to the audit of our consolidated financial statements for fiscal years 2009 and 2010 occurring during the third quarter of 2011;
•	other professional service fees decreased $62,000 due to both a reduction in tax and consulting services;
•	bank fees were $55,000 lower due to less transaction costs compensating our distributors located in Russia; and
•	additional costs incurred in China in the prior year totaling $55,000 to develop local market presence.

Other Income (Expense), Net

Loss on foreign exchange was $125,000 for the year ended December 31, 2012 due primarily to the impact of the strengthening European euro and Russian ruble against the U.S. dollar.  The Company took certain steps during the second quarter of 2012 to mitigate its exposure to the European euro going forward.  Gain on foreign exchange totaling $226,000 was recognized for the year ended December 31, 2011 due primarily to the impact of the Japanese yen, South Korean won and European euro on inter-company balances.  During December 2011, a gain of $65,000 was recognized upon liquidation of MyLexxus Europe AG, in which we held a 51% ownership interest.

Income Taxes

An income tax benefit of $24,000 was recognized for the year ended December 31, 2012 compared with a benefit of $298,000 in the prior year.  In 2011, the Company reversed a previously established tax liability related to its European subsidiary, MyLexxus Europe AG, prior to its liquidation in December 2011 and a portion of the deferred tax liability initially recorded in 2008 upon de-recognition of unclaimed, aged commission checks in Hong Kong reversed, the aggregate of which resulted in an overall income tax benefit for the year.  The Company did not recognize a tax benefit for U.S. tax purposes in either 2011 or 2012 due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At December 31, 2012, the Company’s cash and cash equivalents totaled approximately $4.2 million.  Total cash and cash equivalents increased by $969,000 and $2.6 million during 2011 and 2012, respectively.

At December 31, 2012, the ratio of current assets to current liabilities was 0.93 to 1.00 and the Company had $473,000 of working capital deficit.  Current liabilities included deferred revenue of $836,000 that consisted of unamortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities excluding deferred revenue was 1.07 to 1.00.  Working capital as of December 31, 2012 increased $2.6 million compared to the Company’s working capital as of December 31, 2011, due to cash generated from operations.

Cash provided by operations during 2012 was $2.2 million compared to $1.5 million during 2011.  The increase in operating cash flows resulted primarily from the net sales increase as compared to a year ago.

Cash provided by investing activities was $397,000 during 2012 compared to cash used of $136,000 during 2011.  Restricted cash decreased $493,000 during 2012 and increased $72,000 during the prior year.  In April 2010, the Company’s primary credit card processing company required that the Company gradually increase to and maintain a reserve balance at $500,000.  The Company reached the necessary reserve requirement during the second quarter of 2011.  One-half of the reserve balance was returned to the Company in January 2012 and the remainder was returned in May 2012.  Also, during December 2011, a net cash reduction of $57,000 occurred upon liquidation and de-consolidation of MyLexxus Europe AG, in which we held a 51% ownership interest, as this cash was paid to the noncontrolling interest.

No significant financing activities occurred during 2012.  Financing during 2011 was provided by George Broady, a director of the Company and owner of more than 5% of its outstanding common stock.  Mr. Broady advanced $2,500 on January 13, 2011 and $30,000 on March 14, 2011 to settle certain claims against the Company.  The aggregate amount of these advances, plus a $4,000 advance on December 17, 2010, totaling $36,500 was repaid on August 8, 2011.  Additionally, Mr. Broady advanced $100,000 to the Company on February 28, 2011 and an additional $100,000 on March 14, 2011.  The Company agreed to pay Mr. Broady interest of 9% per annum on the aggregate amount of these advances.  The Company repaid Mr. Broady in full, plus accumulated interest, during the third and fourth quarters of 2011.

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

On May 4, 2007, the Company issued warrants to purchase 2,059,307 shares of common stock as a component of a private equity placement.  The warrants are exercisable at any time during the period beginning November 4, 2007 (six months after their issuance) and ending May 4, 2013 (six years after their issuance).  The exercise price of the warrants is $5.00 per share.

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

We do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain CIS countries, namely Russia, Ukraine and Kazakhstan.

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through October 2015.

The Company has entered into an agreement with one of its suppliers to purchase its product through December 2014.  To maintain this agreement, the Company is required to purchase a minimum of $260,000 of product in 2013.  The minimum purchase requirement in the following year is dependent on the volume in the preceding year plus an incremental amount not to exceed $40,000.

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined.  In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined.  As of December 31, 2012, no outstanding obligations existed under any severance agreements.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at December 31, 2011 and 2012 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory, and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2011 and 2012, the Company’s inventory value was $1.1 million and $867,000, respectively, net of reserves of $43,000 and $72,000, respectively.  No significant provision was recorded during the periods presented.

Valuation of Goodwill.  In accordance with accounting principles generally accepted in the United States of America, the value of residual goodwill is not amortized, but is tested at least annually for impairment.  During the fourth quarter of 2011, the Company early adopted new guidance which simplifies the goodwill impairment test by allowing the option to first assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed.  The Company’s policy is to test for impairment annually during the fourth quarter.  At December 31, 2011 and 2012, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 5% of sales.  Sales returns were approximately 2% of sales for the years ended December 31, 2011 and 2012.  The allowance for sales returns was approximately $205,000 and $181,000 at December 31, 2011 and 2012, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $776,000 and $647,000 at December 31, 2011 and 2012, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2011 and 2012, enrollment package revenue totaling $191,000 and $189,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During 2011 and 2012, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, or were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Health Trends Corp.  as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012,  in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, PLLC

Dallas, Texas
March 12, 2013

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2011	2012

ASSETS
Current assets:
Cash and cash equivalents	$1,617	$4,207
Restricted cash	494	–
Accounts receivable	93	122
Inventories, net	1,089	867
Other current assets	537	641
Total current assets	3,830	5,837
Property and equipment, net	68	121
Goodwill	1,764	1,764
Restricted cash	220	239
Other assets	241	258
Total assets	$6,123	$8,219

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,208	$1,385
Income taxes payable	11	10
Accrued distributor commissions	1,177	1,308
Other accrued expenses	1,471	1,688
Deferred revenue	967	836
Deferred tax liability	148	92
Other current liabilities	950	991
Total current liabilities	6,932	6,310
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2011 and 2012, aggregate liquidation value of $329	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,326,323 and 11,324,048 shares issued and outstanding at December 31, 2011 and 2012, respectively	11	11
Additional paid-in capital	80,493	80,584
Accumulated deficit	(81,338)	(78,708)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(99)	(102)
Total stockholders’ equity (deficit)	(809)	1,909
Total liabilities and stockholders’ equity (deficit)	$6,123	$8,219

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2012

Net sales	$31,162	$37,514
Cost of sales	8,172	9,685
Gross profit	22,990	27,829
Operating expenses:
Distributor commissions	11,857	15,724
Selling, general and administrative expenses (including stock-based compensation expense of $79 and $94 during 2011 and 2012, respectively)	9,052	9,415
Depreciation and amortization	298	45
Total operating expenses	21,207	25,184
Income from operations	1,783	2,645
Other income (expense), net	344	(39)
Income before income taxes	2,127	2,606
Income tax benefit	(298)	(24)
Net income	2,425	2,630
Less: Net income attributable to noncontrolling interest	(120)	–
Net income attributable to Natural Health Trends	2,305	2,630

Preferred stock dividends	(16)	(17)
Net income attributable to common stockholders of Natural Health Trends	$2,289	$2,613

Income per share of Natural Health Trends – basic	$0.21	$0.24
Income per share of Natural Health Trends – diluted	$0.21	$0.23

Weighted-average number of shares outstanding – basic	10,704	10,944
Weighted-average number of shares outstanding – diluted	10,825	11,234

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2011	2012

Net income	$2,425	$2,630
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(492)	(3)
Comprehensive income	1,933	2,627
Less: Comprehensive income attributable to the noncontrolling interest	(93)	–
Comprehensive income attributable to Natural Health Trends	$1,840	$2,627

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	NHT	Interest	Total

BALANCE, December 31, 2010	138,400	$124	10,725,899	$11	$80,414	$(83,643)	$366	$(2,728)	$(93)	$(2,821)
Net income	–	–	–	–	–	2,305	–	2,305	120	2,425
Foreign currency translation adjustments	–	–	–	–	–	–	(465)	(465)	(27)	(492)
Issuance of restricted stock, net	–	–	600,424	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	79	–	–	79	–	79
BALANCE, December 31, 2011	138,400	124	11,326,323	11	80,493	(81,338)	(99)	(809)	–	(809)
Net income	–	–	–	–	–	2,630	–	2,630	–	2,630
Repurchase of common stock	–	–	(2,275)	–	(3)	–	–	(3)	–	(3)
Foreign currency translation adjustments	–	–	–	–	–	–	(3)	(3)	–	(3)
Stock-based compensation	–	–	–	–	94	–	–	94	–	94
BALANCE, December 31, 2012	138,400	$124	11,324,048	$11	$80,584	$(78,708)	$(102)	$1,909	$–	$1,909

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,425	$2,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	98	45
Amortization of intangibles	200	–
Stock-based compensation	79	94
Loss on disposal of property and equipment	47	–
Gain on liquidation of MyLexxus Europe	(65)	–
Deferred income taxes	(30)	(56)
Changes in assets and liabilities:
Accounts receivable	10	(24)
Inventories, net	(345)	236
Other current assets	107	(95)
Other assets	169	(5)
Accounts payable	(908)	(826)
Income taxes payable	(332)	(1)
Accrued distributor commissions	462	117
Other accrued expenses	(319)	203
Deferred revenue	(67)	(140)
Other current liabilities	(68)	36
Net cash provided by operating activities	1,463	2,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(7)	(96)
Decrease (increase) in restricted cash	(72)	493
Net cash reduction from liquidation of MyLexxus Europe	(57)	–
Net cash provided by (used in) investing activities	(136)	397

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	233	–
Repayment to related party	(237)	–
Repurchase of common stock	–	(3)
Net cash used in financing activities	(4)	(3)

Effect of exchange rates on cash and cash equivalents	(354)	(18)
Net increase in cash and cash equivalents	969	2,590
CASH AND CASH EQUIVALENTS, beginning of period	648	1,617
CASH AND CASH EQUIVALENTS, end of period	$1,617	$4,207

See accompanying notes to consolidated financial statements.

 NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Natural Health Trends Corp. (the “Company”), a Delaware corporation, is an international direct-selling and e-commerce company headquartered in Dallas, Texas.  Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand.  In most markets, we sell our products to an independent member network that either uses the products themselves or resells them to consumers.

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

In December 2011, the Company completed the liquidation of its non-operating, 51%-owned subsidiary MyLexxus Europe AG, a Swiss corporation, and thereupon recognized a gain of $65,000 within other income.  Cash of $57,000 was distributed to the noncontrolling interest.  As such, no noncontrolling interests are held in any consolidated subsidiary at or beyond December 31, 2011.

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

Restricted Cash

The Company periodically maintains a cash reserve with certain credit card processing companies to provide for potential uncollectible amounts and chargebacks.  In April 2010, the Company’s primary credit card processor required that the Company gradually increase to and maintain the reserve balance at $500,000.  The Company reached the necessary reserve requirement during the second quarter of 2011.  One-half of the reserve balance was returned to the Company in January 2012 and the remainder was returned in May 2012.  These cash reserves were included in current assets.

Those cash reserves held by credit card companies located in South Korea are reflected in noncurrent assets since those cards require the Company to provide 100% collateral before processing transactions, which must be maintained indefinitely.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.  The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  At December 31, 2011 and 2012, the reserve for obsolescence totaled $43,000 and $72,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment and office software and five to seven years for furniture and fixtures.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.  Expenditures for maintenance and repairs are charged to expense as incurred.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate.  If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.

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

The Company and its subsidiaries file income tax returns in the United States, various states, and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years prior to 2009, and is no longer subject to state income tax examinations for years prior to 2008.  No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense.  Loss on foreign exchange totaling $125,000 was recognized during 2012, whereas gain on foreign exchange totaling $226,000 was recognized during 2011.

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

Selling, General and Administrative Expenses

During 2011, the Company successfully negotiated and entered into agreements with certain legacy and on-going vendors to settle prior outstanding payable balances.  The impact of such agreements to settle outstanding payable balances was $477,000 less than carrying value, or $0.04 per fully-diluted share, which was immediately recognized as a credit to selling, general and administrative expenses upon settlement.  Credits resulting from adjustments to certain other legacy vendors recognized during 2012 were $227,000, or $0.02 per fully-diluted share.

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

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2011			2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to common stockholders of Natural Health Trends	$2,289	10,704	$0.21	$2,613	10,944	$0.24

Effect of dilutive securities:
Non-vested restricted stock		121			290

Diluted EPS:
Net income attributable to common stockholders of Natural Health Trends plus assumed conversions	$2,289	10,825	$0.21	$2,613	11,234	$0.23

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Year Ended December 31,
	2011	2012

Options to purchase common stock	22,500	–
Warrants to purchase common stock	3,704,854	3,704,854
Non-vested restricted stock	40,415	100,000
Convertible preferred stock	138,400	138,400

Warrants to purchase 3,704,854 shares of common stock were still outstanding at December 31, 2012.  Such warrants have expirations through April 21, 2015.

Certain Risks and Concentrations

A substantial portion of the Company’s sales are generated in Hong Kong (see Note 10).  Most of the Company’s Hong Kong revenue is derived from the sale of products that are delivered to members in China.  In contrast to the Company’s operations in other parts of the world, the Company has not implemented a direct sales model in China.  The Chinese government permits direct selling only by organizations that have a license that the Company does not have, and has also adopted anti-multilevel marketing legislation.   The Company operates an e-commerce direct selling model in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong.  Products purchased by members in China are delivered to a third party that acts as the importer of record under an agreement to pay applicable duties.  In addition, through a Chinese entity the Company has launched an e-commerce retail platform in China.  The Chinese entity operates separately from the Hong Kong entity, although a Chinese member may elect to participate separately in both.

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

Four major product lines - Premium Noni Juice™, Skindulgence™, Alura™ and La Vie™ - generated a significant majority of the Company’s sales for 2011 and 2012.  The Company obtains Skindulgence™ and La Vie™ product from a single supplier, and Premium Noni Juice™ and Alura™ from two other suppliers.  The Company believes that, in the event it is unable to source products from these suppliers or other suppliers of its products, its revenue, income and cash flow could be adversely and materially impacted.

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

Recently Issued and Adopted Accounting Pronouncements

On January 1, 2012, the Company adopted the new Financial Accounting Standards Board ("FASB") guidance on the presentation of comprehensive income.  Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in either a single continuous statement of comprehensive income, or in two separate but consecutive statements, which is the approach the Company has selected.  The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  While the new guidance changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income from that of previous accounting guidance.

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220) —Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under U.S. generally accepted accounting principles ("GAAP") to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012.  The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) —Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, to clarify the guidance for entities that cease to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity when (1) the subsidiary or group of assets is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) and (2) there is a cumulative translation adjustment balance associated with that foreign entity.  ASU 2013-05 is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2013.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2013-05.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.  BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2011	2012

Other current assets:
Product-related deposits	$98	$65
Prepaid insurance	48	3
Deferred commissions	156	26
Due from Russian service provider	–	239
Other	235	308
	$537	$641
Property and equipment:
Office equipment	$445	$544
Office software	522	523
Furniture and fixtures	122	49
Leasehold improvements	222	294
Property and equipment, at cost	1,311	1,410
Accumulated depreciation and amortization	(1,243)	(1,289)
	$68	$121

	December 31,
	2011	2012

Other accrued expenses:
Sales returns	$205	$181
Employee-related expense	991	1,034
Professional fees	65	37
Warehousing and inventory-related expense	98	301
Other	112	135
	$1,471	$1,688
Deferred revenue:
Unshipped product	$776	$647
Enrollment package revenue	191	189
	$967	$836
Other current liabilities:
Unclaimed checks	$845	$761
Other	105	230
	$950	$991

3.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through October 2015.  Rent expense in connection with operating leases was $744,000 and $740,000 during 2011 and 2012, respectively.

Future minimum lease obligations as of December 31, 2012, are as follows (in thousands):

2013	$673
2014	391
2015	107
Total minimum lease obligations	$1,171

Purchase Commitment

The Company has entered into an agreement with one of its suppliers to purchase its product through December 2014.  To maintain this agreement, the Company is required to purchase a minimum of $260,000 of product in 2013.  The minimum purchase requirement in the following year is dependent on the volume in the preceding year plus an incremental amount not to exceed $40,000.

Employment Agreements

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined.  In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined.  As of December 31, 2012, no outstanding obligations existed under any severance agreements.

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At December 31, 2012, non-current other assets include KRW 100 million (USD $94,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to the agreement with the original investors and the placement agent in the May 2007 financing for the sale of 1,759,307 shares of Series A preferred stock and warrants representing the right to purchase 1,759,307 shares of common stock (see Note 4), the Company is obligated for a specified period of time to maintain the effectiveness of the registration statement that was filed with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of common stock issuable upon the exercise of warrants issued in the financing.  On March 18, 2010, the Company filed a post-effective amendment withdrawing unsold shares from registration.  If the Company fails to file a new registration statement, and maintain its effectiveness, then it may be liable for payment in cash of an amount equal to 2% of the product of $1.70 times the number of shares of Series A preferred stock sold in the financing to the relevant purchasers, or up to approximately $60,000, but only if the quoted closing price of the Company’s common stock exceeds the warrant exercise price of the warrants.  The exercise price of the warrants is $5.00 per share.  Such warrants expire May 4, 2013.

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

As of December 31, 2012, no contingent obligations have been recognized under registration payment arrangements.

4.  STOCKHOLDERS’ EQUITY

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

As of December 31, 2012, 138,400 shares of Series A preferred stock were outstanding.  Cumulative unpaid dividends and the liquidation preference relating to the Series A preferred stock at December 31, 2012 was $174,000 and $329,000, respectively.

Common Stock Purchase Warrants

On May 4, 2007, the Company issued warrants to purchase 2,059,307 shares of common stock as a component of a private equity placement.  The warrants are exercisable at any time during the period beginning November 4, 2007 (six months after their issuance) and ending May 4, 2013 (six years after their issuance).  The exercise price of the warrants is $5.00 per share.  The number of shares of common stock for which the warrants are exercisable, and the related exercise price per share, are subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all stockholders.

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

At December 31, 2012, warrants to purchase 3,704,854 shares of common stock were outstanding.  The weighted-average remaining contractual life of outstanding warrants as of December 31, 2012 was 1.1 years.

5.  STOCK-BASED COMPENSATION

On August 18, 2006, the Compensation Committee of Company’s Board of Directors approved, subject to stockholder approval, the Natural Health Trends Corp. 2007 Equity Incentive Plan (the “2007 Plan”).  Under the 2007 Plan, the Company may grant (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights either in tandem with an option or alone and unrelated to an option, or SARs, (vi) performance shares, (vii) award shares, or (viii) stock awards.  The 2007 Plan replaced in its entirety the 2002 Stock Option Plan (the “2002 Plan”) which was deemed terminated on November 17, 2006, the date the Company’s stockholders approved the 2007 Plan.  Awards made under the 2002 Plan, however, continued to be subject to the terms of the 2002 Plan, except to the extent that either there was no conflict between the terms of the 2002 Plan and the terms of the 2007 Plan with respect to such awards or the recipient consents to the applicability of the terms of the 2007 Plan to such awards.

The purpose of the 2007 Plan is to enable the Company to attract and retain employees, officers, directors, consultants and advisors; to provide an incentive for them to assist in achieving long-range performance goals; and to enable them to participate in the long-term growth of the Company.  The terms of any particular grant are determined by the Board of Directors or a committee appointed by the Board of Directors.  Generally, the grants of restricted stock vest quarterly on a pro rata basis over a three-year period.  The maximum number of shares available for issuance under the 2007 Plan of 1,550,000 shares of common stock replaces those 1,550,000 shares available under the 2002 Plan.  At our Annual Meeting of Stockholders held on December 30, 2008, the Company’s stockholders approved an increase in the maximum number of shares available for issuance under the 2007 Plan by 500,000 shares.  As such, the maximum aggregate number of shares available for issuance under the 2007 Plan totals 2,050,000 shares.  As of December 31, 2012, 1,083 shares remain available to be granted under the 2007 Plan.

Valuation and Expense Information under FASB ASC Topic 718

Stock-based compensation expense totaled approximately $79,000 and $94,000 for 2011 and 2012, respectively.  No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

At December 31, 2010, stock options granted under the 2002 Plan for 22,500 shares of common stock at an exercise price of $1.80 per share remained outstanding.  Such stock options expired during 2011.

A following table summarizes the Company’s restricted stock activity under the 2007 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance

Outstanding at December 31, 2010	114,613	$0.45
Granted	620,000	0.37
Vested	(242,177)	0.38
Forfeited	(18,748)	0.69
Outstanding at December 31, 2011	473,688	0.37
Granted	–	–
Vested	(212,030)	0.36
Forfeited	–	–
Outstanding at December 31, 2012	261,658	0.37

On May 12, 2011, the Company granted 600,000 shares of restricted stock under the 2007 Plan to its executive officers, directors, and certain key employees.  An additional 20,000 shares were granted on October 19, 2011 to another key employee.  The restricted stock vests quarterly on a pro rata basis over a three-year period.

As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $97,000, which is expected to be recognized over a weighted-average period of 1.2 years.

On August 13, 2012, the Company’s Board of Directors authorized the Company, acting as trustee for certain of its employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions.  Pursuant to this authority, the Company, as Trustee, entered into a 10b5-1 plan and began purchasing under this plan in December 2012.  Under this plan, the Company, as Trustee, will not purchase more than 2,800 shares per month.  The current 10b5-1 plan for the Employee Plan shares will expire on November 30, 2013, unless terminated earlier, and the Company, as Trustee, intends at or after that time to enter into a new 10b5-1 plan or plans to complete the purchases authorized.  The Company may terminate the plan at any time.  The employees will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution.  Any common stock that is forfeited by an employee whose employment terminates will be delivered to the Company and held as treasury stock.  The grant-date fair value for each award was $1.37 per share.  As of December 31, 2012, total unrecognized stock-based compensation related to these awards is $121,000, which is expected to be recognized quarterly over the three year vesting period.

6.  INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2011	2012

Domestic	$(1,226)	$(2,824)
Foreign	3,353	5,430
Income before income taxes	$2,127	$2,606

The components of the income tax benefit consist of the following (in thousands):

	Year Ended December 31,
	2011	2012

Current foreign taxes	$(268)	$32
Deferred taxes	(30)	(56)
Income tax benefit	$(298)	$(24)

A reconciliation of the reported income tax benefit to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2011	2012

Income tax at federal statutory rate	$723	$886
Effect of permanent differences	3	8
Increase (decrease) in valuation allowance	(109)	672
Foreign rate differential	(485)	(1,576)
True up of foreign tax balances	(424)	1
Change in enacted foreign rates	10	–
Other reconciling items	(16)	(15)
Income tax benefit	$(298)	$(24)

Deferred income taxes consist of the following (in thousands):

	December 31,
	2011	2012

Deferred tax assets:
Net operating losses	$14,955	$15,081
Stock-based compensation	377	352
Accrued expenses	120	104
Tax credits	501	501
Impairment of long-lived assets	76	76
Other	91	75
Total deferred tax assets	16,120	16,189
Valuation allowance	(16,055)	(16,141)
	65	48

Deferred tax liabilities:
Intangible assets	(43)	(43)
Accrued expenses	(148)	(91)
Prepaids	(15)	–
Other	(7)	(6)
Total deferred tax liabilities	(213)	(140)
Net deferred tax liability	$(148)	$(92)

The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  Any reductions in the valuation allowance will reduce future income tax provisions.

At December 31, 2012, the Company has net operating loss carryforwards of approximately $32.7 million that begin to expire in 2021, if not utilized.  The Company also has foreign net operating loss carryforwards totaling $18.9 million in various jurisdictions with various expirations.  The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2012.  Such earnings are intended to be reinvested indefinitely.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2011	2012
	(In Thousands)
Cash paid during the year for:
Income taxes, net of refunds	$53	$34
Interest	16	–

8.  RELATED PARTY TRANSACTIONS

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

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™.  Under this agreement, Company has agreed to pay BHS a royalty of 2.5% of sales revenue for this product for 2011 and subsequent years in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States.  Mr. Broady is owner of BHS, a Texas limited liability company.  During 2011 and 2012, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product.  In April 2012, the Company reimbursed BHS $42,000 in expenses incurred in 2011 to promote the Restor™ product on the Company’s behalf.  To permit the Company to continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS requested that the Company enter into the Royalty Agreement and License.  This agreement was reviewed, considered, authorized and approved by the sole disinterested, non-employee member of the Board of Directors under appointment by the full Board of Directors as an ad hoc committee for this purpose.  Upon signing this agreement, the Company paid BHS $12,000 and $25,000 as royalties for 2011 and 2012, respectively.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a new product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS.  To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2012 would be $1,200.

9.  EMPLOYEE BENEFIT PLAN

       The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service.  Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2011 and 2012, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately.  No profit sharing has been paid under the plan.  The Company recorded compensation expense of $62,000 and $61,000 for 2011 and 2012, respectively, related to its matching contributions to the plan.

10.  SEGMENT INFORMATION

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

The Company’s net sales by market are as follows (in thousands):

	Year Ended December 31,
	2011	2012
Net sales to external customers:
North America	$1,487	$1,816
Hong Kong	21,038	26,235
China	1,131	1,081
Taiwan	1,931	2,074
South Korea	445	285
Japan	240	168
Russia	4,537	5,540
Europe	353	315
Total net sales	$31,162	$37,514

The Company’s long-lived assets, which consist of property and equipment and intangible assets, including goodwill, by market are as follows (in thousands):

	December 31,
	2011	2012
Long-lived assets:
North America	$1,768	$1,802
Hong Kong	9	12
China	41	63
Other foreign countries	14	8
Total long-lived assets	$1,832	$1,885

Due to system constraints, it is impracticable for the Company to separately disclose product and enrollment package revenue for the years presented.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting by using the criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that the Company’s internal control over financial reporting as of December 31, 2012 was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.         OTHER INFORMATION

None.

Part III

Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The biographical information for each director of the Company is set forth below:

Randall A. Mason.  Mr. Mason has been a director of the Company since May 2003 and has served as Chairman of the Board of Directors since March 2006.  Mr. Mason founded and has served as President and Chief Executive Officer of Marden Rehabilitation Associates, Inc. since 1989.  Marden Rehabilitation Associates, Inc. is a private, Midwest U.S. ancillary provider of rehabilitative therapy services and home healthcare.  Mr. Mason is 54 years of age.  He has a bachelor degree in chemical engineering from the University of Pittsburgh.

Mr. Mason is an experienced businessman with valued insight into management, operations, finances and governance issues.  As a long-time member of the Company’s Board of Directors, Mr. Mason understands the business of the Company and potential risks and pitfalls.

George Broady.  Mr. Broady has served as a director of the Company since October 2008.  He has been active in business for more than 40 years, and he is currently the principal owner and chairman of several privately held companies in the fields of telecommunications, enterprise software applications for time & attendance and security access control.  Previously, he founded Network Security Corporation, Interactive Technologies Inc. and Ultrak Inc., and brought each of them public on The NASDAQ Stock Market.  He was chairman of all three organizations and CEO of both Network Security and Ultrak.  All three companies were involved in electronic security, including CCTV and access control.  Earlier in his career, Mr. Broady was an investment analyst with both a private investment firm, Campbell Henderson & Co., and with the First National Bank in Dallas.  Mr. Broady served twice in the U.S. Army and holds a Bachelor of Science degree from Iowa State University.  Mr. Broady is 74 years of age.

Mr. Broady is an experienced investor and businessman who also brings welcome insight into management, operations, and finances.  As a long-time investor in the Company, and incumbent director, Mr. Broady also understands the business of the Company and its industry.  He is owner of Broady Health Sciences, a leader in dietary supplements invigorating the production of Ca2+ATPase, an enzyme found in every cell of the body, and Soothe, a formula that gives rise to its healing power to restore and repair dry skin.

Chris T. Sharng.  Mr. Sharng has served as a director since March 2012.  He has served as President of the Company since February 2007.  He previously served as Executive Vice President and Chief Financial Officer of the Company from August 2004 to February 2007, although Mr. Sharng also performed the functions of the principal executive officer of the Company from April 2006 to August 2006.  From March 2006 to August 2006, Mr. Sharng also served as a member of the Company’s Executive Management Committee, which was charged with managing the Company’s day-to-day operations while a search was conducted for a new chief executive officer for the Company.  From March 2004 through July 2004, Mr. Sharng was the Chief Financial Officer of NorthPole Limited, a privately held Hong Kong-based manufacturer and distributor of outdoor recreational equipment.  From October 2000 through February 2004, Mr. Sharng was the Senior Vice President and Chief Financial Officer of Ultrak Inc., which changed its name to American Building Control Inc. in 2002, a Texas-based, publicly traded company listed on The NASDAQ Stock Market that designed and manufactured security systems and products.  From March 1989 through July 2000, Mr. Sharng worked at Mattel, Inc., most recently as the Vice President of International Finance. Mr. Sharng is 49 years of age.  Mr. Sharng has an MBA from Columbia University and received his bachelor degree from National Taiwan University.

As the Company’s President since 2007, and as the Chief Financial Officer prior to that, Mr. Sharng has developed a deep understanding of our business globally.  His leadership has been integral to the success of several of our key initiatives in recent years.

Executive Officers

The biographical information for Mr. Sharng is set out above in the biographical information for directors.  Biographical information regarding the Company’s other executive officers is as follows:

Timothy S. Davidson.  Mr. Davidson has served as the Company’s Senior Vice President and Chief Financial Officer since February 2007.  He previously served as the Company’s Chief Accounting Officer from September 2004 to February 2007.  From February 2000 to February 2001, Mr. Davidson was Manager of Financial Reporting for a Dallas-based telecommunications company, IP Communications, Inc.  From March 2001 to September 2004, Mr. Davidson was Corporate Controller for another telecommunications company, Celion Networks, Inc., located in Richardson, Texas.  From December 1994 through January 2000, Mr. Davidson was employed by Arthur Andersen, LLP, most recently as an Audit Manager.  Mr. Davidson is 42 years of age. Mr. Davidson has a master degree in professional accounting from the University of Texas at Austin and received his bachelor degree from Texas A&M University at Commerce.

Gary C. Wallace. Mr. Wallace has served as the Company’s General Counsel, Chief Ethics and Compliance Officer and Secretary since January 2006.  Prior to that, Mr. Wallace was a shareholder in the Dallas, Texas law firm of de la Garza & Wallace, PC since March 2001.  Mr. Wallace has practiced business and corporate law in Dallas, Texas since 1982.  Mr. Wallace is 56 years of age.  Mr. Wallace received his law degree and bachelor degree from the University of Texas at Austin.

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

Based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2012 and thereafter, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Broady filed a Form 4 in 2012 reporting nine late transactions and a Form 5 in 2013 reporting 19 late transactions from 2012.

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

Audit Committee Matters

On March 30, 2012, the Board of Directors adopted resolutions by unanimous consent dissolving the Audit Committee and no longer has a standing Audit Committee.  Instead, the entire Board of Directors acts as the Audit Committee, although Mr. Sharng, as an employee director, does not participate in executive sessions that the Board of Directors has with the Company’s outside auditors.  The Board of Directors has determined that Mr. Mason meets the SEC criteria of an “audit committee financial expert.”

Item 11.         EXECUTIVE COMPENSATION

The following table provides information concerning the compensation for the years ended December 31, 2011 and 2012, for our principal executive officer and two other executive officers (collectively, the “Named Executive Officers”):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)

Chris T. Sharng, President	2011	$307,692	$22,500	$45,000	$39,237	(2)	$414,429
	2012	400,000	138,462	–	33,278	(3)	571,740

Timothy S. Davidson, Senior Vice President and	2011	201,154	16,200	27,000	20,721	(4)	265,075
Chief Financial Officer	2012	235,000	46,154	–	24,734	(5)	305,888

Gary C. Wallace, General Counsel	2011	213,077	17,100	27,000	21,734	(6)	278,911
	2012	250,000	22,154	–	25,102	(7)	297,256

(1)
The amounts appearing in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  See Note 5 of Notes to Consolidated Financial Statements included in “Part II. Item 8.  Financial Statements and Supplementary Data,” and “Named Executive Officer Compensation Arrangements” below.

(2)	Represents $11,025 in employer matching contributions under the Company’s defined contribution plan and $28,212 in tax gross-up payments.
(3)	Represents $11,250 in employer matching contributions under the Company’s defined contribution plan and $22,028 in tax gross-up payments.
(4)	Represents $9,052 in employer matching contributions under the Company’s defined contribution plan and $11,669 in tax gross-up payments.
(5)	Represents $10,575 in employer matching contributions under the Company’s defined contribution plan and $14,159 in tax gross-up payments.
(6)	Represents $8,049 in employer matching contributions under the Company’s defined contribution plan and $13,685 in tax gross-up payments.
(7)	Represents $11,250 in employer matching contributions under the Company’s defined contribution plan and $13,852 in tax gross-up payments.

The following tables summarize all outstanding equity awards held by our Named Executive Officers as of December 31, 2012:

Outstanding Equity Awards at December 31, 2012
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Chris T. Sharng	52,081	(2)	$52,602	–	$–

Timothy S. Davidson	31,250	(2)	31,563	–	–

Gary C. Wallace	31,250	(2)	31,563	–	–

(1)	Market value is computed by multiplying the closing market price of the Company’s stock as of December 31, 2012 of $1.01 per share by the number of shares of stock that have not vested.
(2)	One-twelfth of the original grant of will vest quarterly on March 15, June 15, September 15, and December 15 through March 15, 2014.

Named Executive Officer Compensation Arrangements

Chris T. Sharng. On April 23, 2007, we entered into an employment agreement with Mr. Sharng that provides for a base annual salary of $250,000.  Mr. Sharng is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.  During 2011, Mr. Sharng received a gross-up payment for federal taxes incurred for each restricted stock vesting date from June 15, 2009 to June 15, 2011.  Mr. Sharng is also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants on or after September 15, 2011. Mr. Sharng’s base annual salary was raised to $400,000 effective August 1, 2011.  Mr. Sharng was awarded discretionary bonuses in the aggregate amount of $22,500 in 2011.  Mr. Sharng was awarded a discretionary bonus in 2012 of $150,000 (see description below).  Mr. Sharng has also served on the Company’s Board of Directors since March 30, 2012, but does not receive any additional compensation for his service in that capacity.

Timothy S. Davidson. On April 23, 2007, we entered into an employment agreement with Mr. Davidson that provides for a base annual salary of $180,000.  Mr. Davidson is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.  During 2011, Mr. Davidson received a gross-up payment for federal taxes incurred for each restricted stock vesting date from September 15, 2009 to June 15, 2011.  Mr. Davidson is also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants on or after September 15, 2011. Mr. Davidson’s base annual salary was raised to $235,000 effective August 1, 2011.  Mr. Davidson was awarded discretionary bonuses in the aggregate amount of $16,200 in 2011.  Mr. Davidson was awarded a discretionary bonus in 2012 of $50,000 (see description below).

Gary C. Wallace. On April 23, 2007, we entered into an employment agreement with Mr. Wallace that provides for a base annual salary of $190,000.  Mr. Wallace is also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs.  During 2011, Mr. Wallace received a gross-up payment for federal taxes incurred for each restricted stock vesting date from June 15, 2009 to June 15, 2011.  Mr. Wallace is also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants on or after September 15, 2011. Mr. Wallace’s base annual salary was raised to $250,000 effective August 1, 2011.  Mr. Wallace was awarded discretionary bonuses in the aggregate amount of $17,100 in 2011.  Mr. Wallace was awarded a discretionary bonus in 2012 of $24,000 (see description below).

On and after September 15, 2011, the aggregate amount of all tax gross-up payments to executive officers and directors may not exceed $30,000 per quarter, provided that the unused portion of each quarter’s cap is rolled over to future quarters.

The discretionary bonuses to Messrs. Sharng, Davidson and Wallace of $150,000, $50,000 and $24,000, respectively, were awarded in January 2012, by the Compensation Committee.  These bonuses were payable over 12 months beginning in January 2012, and each payment was contingent upon the award recipient being employed at the time of payment.  The unpaid portion of any bonus at the time that employment is terminated was to be forfeited.  In awarding these bonuses, the Compensation Committee awarded discretionary amounts after finding that the estimated financial results for fiscal 2011 achieved the Committee’s revenue and earnings performance goals for 2011.

In January 2013, the Board of Directors awarded bonuses of $150,000 to Mr. Sharng, $55,000 to Mr. Davidson, and $30,000 to Mr. Wallace. These bonuses are payable over 12 months beginning in February 2013, and each payment is contingent upon the award recipient being employed at the time of payment.  The unpaid portion of any bonus at the time that employment is terminated is forfeited.  In awarding these bonuses, the Board of Directors awarded discretionary amounts after finding that the estimated financial results for fiscal 2012 achieved the Board’s revenue and earnings performance goals for 2012.

Restricted Stock Grants. On May 12, 2011, the Company awarded 125,000, 75,000 and 75,000 shares of restricted stock to Messrs. Sharng, Davidson, and Wallace, respectively, under the Company’s 2007 Equity Incentive Plan.  No shares of restricted stock were awarded to our Named Executive Officers during 2012.

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

Director Compensation

During 2012, each non-employee member of our Board of Directors earned a cash retainer of $3,333 per month, plus the reimbursement of their respective out-of-pocket expenses incurred in connection with the performance of their duties as directors.  In addition, Mr. Mason earned an additional retainer of $2,000 per month as Chairman of the Board of Directors in 2012.  On March 30, 2012, the Board of Directors dissolved the Audit, Compensation and Nominating Committees and the aggregate compensation of $2,000 theretofore paid to the Chairmen of the dissolved committees became payable to Mr. Mason as Chairman of the Board of Directors, in addition to the compensation he was already receiving.  Starting in 2011, directors are also entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants to them.  In addition, as additional compensation for his services as the Chairman of the Board, Mr. Mason is entitled to receive $54,000 as a gross-up payment for federal taxes incurred with respect to restricted stock granted in 2007, payable in quarterly installments of $4,500 beginning September 15, 2011.  On and after September 15, 2011, the aggregate amount of all tax gross-up payments to executive officers and directors may not exceed $30,000 per quarter, provided that the unused portion of each quarter’s cap is rolled over to future quarters.

The following table shows the 2012 compensation earned by each non-employee member of the Company’s Board of Directors:

2012 Non-Employee Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)

Randall A. Mason	$92,000	$–	$31,786	(2)	$123,786
George K. Broady	40,000	–	13,786	(3)	53,786

(1)	The aggregate number of stock awards outstanding to each of Messrs. Mason and Broady as of December 31, 2012 was 20,831 shares.
(2)	Represents $18,000 in tax gross-up payments for restricted stock granted in 2007 and $13,786 in tax gross-up payments for 2012.
(3)	Represents tax gross-up payments for 2012.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of March 5, 2013 by (i) each stockholder we know is the beneficial owner of more than 5% of the Company’s common stock, (ii) each director or director nominee, (iii) each of the executive officers named in the Summary Compensation Table set forth under “Compensation of Named Executive Officers” and (iv) all executive officers and directors as a group.  Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes those persons who have voting or investment power with respect to the securities.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)

Executive Officers and Directors:
Chris T. Sharng	413,311	(3)	3.7%
Timothy S. Davidson	194,150	(4)	1.7%
Gary C. Wallace	173,542	(5)	1.5%
Randall A. Mason	262,400	(6)	2.3%
George K. Broady	2,764,307	(7)	24.2%
All executive officers and directors as a group (5 persons)	3,807,710	(8)	33.3%

5% or More Stockholders:
Robert L. Frome	725,125	(9)	6.4%
Park Avenue Tower
65 East 55th Street
New York, NY 10022

Big Rich International Ltd.	941,171	(10)	7.7%
4010 Gloucester Tower, The Landmark
11 Pedder Street
Central
Hong Kong

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Natural Health Trends Corp., 4514 Cole Avenue, Suite 1400, Dallas, Texas 75205.
(2)
Any securities not outstanding that are subject to options or conversion privileges exercisable within 60 days of March 5, 2013 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities, but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person in accordance with Item 403 of Regulation S-K of the Securities Exchange Act of 1933 and Rules 13(d)-3 of the Securities Exchange Act, and based upon 11,317,833 shares of common stock outstanding as of March 5, 2013.

(3)	Includes (i) 52,081 shares of restricted stock subject to vesting. Mr. Sharng shares voting and investment power over 15,500 of the shares with his wife.
(4)	Includes 31,250 shares of restricted stock subject to vesting.
(5)	Includes 31,250 shares of restricted stock subject to vesting.
(6)	Includes (i) 27,399 shares owned by Marden Rehabilitation Associates, Inc., an entity controlled by Mr. Mason, and (ii) 20,831 shares of restricted stock subject to vesting.
(7)
Includes (i) 61,693 shares of common stock issuable upon the conversion of shares of Series A preferred stock, (ii) 61,693 shares of common stock issuable upon the exercise of warrants held by Mr. Broady, and (iii) 20,831 shares of restricted stock subject to vesting.

(8)
Includes (i) 61,693 shares of common stock issuable upon the conversion of shares of Series A preferred stock held by Mr. Broady, (ii) 61,693 shares of common stock issuable upon the exercise of warrants held by Mr. Broady, and (iii) 156,243 shares of restricted stock held by our directors and executive officers that are subject to vesting.

(9)
Includes (i) 14,707 shares of common stock issuable upon the conversion of shares of Series A preferred stock; (ii) 14,707 shares of common stock issuable upon the exercise of warrants held by Mr. Frome; (iii) 100,000 shares owned by Frome & Co., a family partnership, which Mr. Frome is the general partner; (iv) 30,000 shares held by the Jennifer Frome Trust, which Mr. Frome is the trustee; and (v) 30,000 shares owned by his wife.  Information is based in part on the Schedule 13G filed by Mr. Frome with the U.S. Securities and Exchange Commission (the "SEC") on February 14, 2013.

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

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™.  Under this agreement, Company has agreed to pay BHS a royalty of 2.5% of sales revenue for this product for 2011 and subsequent years in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States.  Mr. Broady is owner of BHS, a Texas limited liability company.  During 2011 and 2012, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product.  In April 2012, the Company reimbursed BHS $42,000 in expenses incurred in 2011 to promote the Restor™ product on the Company’s behalf.  To permit the Company to continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS requested that the Company enter into the Royalty Agreement and License.  This agreement was reviewed, considered, authorized and approved by the sole disinterested, non-employee member of the Board of Directors under appointment by the full Board of Directors as an ad hoc committee for this purpose.  Upon signing this agreement, the Company paid BHS $12,000 and $25,000 as royalties for 2011 and 2012, respectively.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a new product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS.  To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2012 would be $1,200.

Director Independence

The Board of Directors has adopted the requirements in Nasdaq Marketplace Rule 4200(a)(15) as its standard in determining the “independence” of members of its Board of Directors.  The Board of Directors has determined that Randall A. Mason, who served as a director of the Company during all of 2011 and 2012, qualifies as an “independent director” under these standards.

Messrs. Mason and Broady are the only current non-employee members of the Board of Directors of the Company, and each of them served as a member of the Company’s Audit Committee and Compensation Committee until those committees were dissolved on March 30, 2012.  Mr. Mason was the Chairman of both of those committees until they were dissolved, and was the Chairman and only member of the Nominating Committee until that committee was dissolved on March 30, 2012.  Mr. Sharng is the only other member of the Board of Directors and also serves as President of the Company.

Item 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

During 2011 and 2012, approximate fees billed to the Company for services provided by Lane Gorman Trubitt, PLLC (“Lane Gorman”), were as follows:

Audit Fees. Fees billed to the Company by Lane Gorman for the audit of our annual financial statements and review of our quarterly financial statements during the years ended December 31, 2011 and 2012 totaled $150,000 and $96,000, respectively.

Audit-Related Fees.  No audit-related fees were billed to the Company by Lane Gorman for services rendered during the years ended December 31, 2011 or 2012.

Tax Fees.  There were no fees billed to the Company by Lane Gorman for services rendered in connection with tax compliance, planning and advice during the years ended December 31, 2011 or 2012.

All Other Fees.  There were no fees billed by Lane Gorman for services other than audit fees, audit-related fees or tax fees during the years ended December 31, 2011 or 2012.

Pre-approval Policies and Procedures for Audit and Non-Audit Services

All audit and permitted non-audit services required pre-approval by the Audit Committee until its dissolution on March 30, 2012 and, since then, by the Board of Directors.  All audit and permitted non-audit services performed by Lane Gorman during 2011 and 2012 were pre-approved.

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

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses/ Against Net Sales (1)	Deductions (2)	Balance at End of Period
	(In Thousands)

Reserve for obsolete inventory
Year ended December 31, 2012	$43	$66	$(37)	$72
Year ended December 31, 2011	$59	$23	$(39)	$43

Accrual for sales returns
Year ended December 31, 2012	$205	$919	$(943)	$181
Year ended December 31, 2011	$380	$548	$(723)	$205

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

NATURAL HEALTH TRENDS CORP.

Date: March 12, 2013	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	March 12, 2013
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	March 12, 2013
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	March 12, 2013
Randall A. Mason

/s/ George K. Broady	Director	March 12, 2013
George K. Broady

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
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

+10.3	2007 Annual Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed on October 20, 2006).
+10.4	2007 Equity Incentive Plan, as amended and restated as of November 13, 2008 (incorporated by reference to Appendix A to Definitive Proxy Statement filed on November 25, 2008).
+10.5
Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Company’s 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on May 11, 2007).

+10.6
Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).

+10.7
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

+10.9
Form of Indemnification Agreement dated December 13, 2005, between Natural Health Trends Corp. and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2005).

14.1	Worldwide Code of Business Conduct, as revised (incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed on March 28, 2007).
14.2	Code of Ethics of Senior Financial Officers (incorporated by reference to Exhibit 14.2 to Annual Report on Form 10-K filed on March 31, 2005).
21.1	Subsidiaries of the Company (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

+ Management contract or compensatory plan
** Filed herewith