Form 10-Q
period 2013-03-31
NATURAL HEALTH TRENDS CORP
filed 2013-05-08
CIK 912061

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 30, 2013, the number of shares outstanding of the registrant’s common stock was 11,335,276 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2013

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

•	We could be adversely affected by management changes or an inability to attract and retain key management, directors and consultants;
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

•	Challenges by third parties to the form of our business model could harm our business;
•	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;
•	New regulations governing the marketing and sale of nutritional supplements could harm our business;
•	Regulations governing the production and marketing of our personal care products could harm our business;
•	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;
•	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;
•	Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business;
•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;
•	We have a limited product line;
•	We rely on a limited number of independent third parties to manufacture and supply our products;
•	Growth may be impeded by the political and economic risks of entering and operating foreign markets;
•	Currency exchange rate fluctuations could lower our revenue and net income;
•	Transfer pricing, duties and other tax regulations affect our business;
•	Failure to properly pay business taxes or customs duties, including those in China, could have a material adverse effect;
•	We may be held responsible for certain taxes or assessments relating to the activities of our distributors, which could harm our financial condition and operating results;
•	We may face litigation that could harm our business;
•	We may be unable to protect or use our intellectual property rights;
•	We do not have product liability insurance and product liability claims could hurt our business;

•	Our internal controls and accounting methods may require modification;
•
If we fail to achieve and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting;

•	We rely on and are subject to risks associated with our reliance upon information technology systems;
•	System failures and attacks could harm our business;
•	Terrorist attacks, cyber attacks, acts of war, epidemics or other communicable diseases or any other natural disasters may seriously harm our business;
•	Because our system, software and data reside on third-party servers, our access could be temporarily or permanently interrupted;
•	Disappointing quarterly revenue or operating results could cause the price of our common stock to fall;
•	Our common stock is particularly subject to volatility because of the industry in which we operate;
•	There is no assurance of an active public trading market;
•	The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock;
•	Future sales by us or our existing stockholders could depress the market price of our common stock; and
•	Penny stock regulations are applicable to investment in our shares of common stock.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.

PART I – FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2012	March 31, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,207	$5,173
Accounts receivable	122	179
Inventories, net	867	888
Other current assets	641	406
Total current assets	5,837	6,646
Property and equipment, net	121	123
Goodwill	1,764	1,764
Restricted cash	239	231
Other assets	258	255
Total assets	$8,219	$9,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,385	$1,811
Income taxes payable	10	22
Accrued distributor commissions	1,308	1,512
Other accrued expenses	1,688	1,403
Deferred revenue	836	1,136
Deferred tax liability	92	92
Other current liabilities	991	856
Total current liabilities	6,310	6,832
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 shares issued and outstanding at December 31, 2012 and March 31, 2013, aggregate liquidation value of $333	124	124
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,324,048 and 11,323,369 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	11	11
Additional paid-in capital	80,584	80,603
Accumulated deficit	(78,708)	(78,421)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(102)	(130)
Total stockholders’ equity	1,909	2,187
Total liabilities and stockholders’ equity	$8,219	$9,019

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2012	2013

Net sales	$9,090	$8,651
Cost of sales	2,399	2,228
Gross profit	6,691	6,423
Operating expenses:
Distributor commissions	3,691	3,674
Selling, general and administrative expenses (including stock-based compensation expense of $20 and $30 during the three months ended March 31, 2012 and 2013, respectively)	2,437	2,445
Depreciation and amortization	12	12
Total operating expenses	6,140	6,131
Income from operations	551	292
Other income (expense), net	(63)	7
Income before income taxes	488	299
Income tax provision (benefit)	(19)	12
Net income	507	287
Preferred stock dividends	(4)	(4)
Net income available to common stockholders	$503	$283

Income per share:
Basic	$0.05	$0.03
Diluted	$0.04	$0.03

Weighted-average number of shares outstanding:
Basic	10,863	11,069
Diluted	11,181	11,248

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2012	2013

Net income	$507	$287
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	51	(28)
Comprehensive income	$558	$259

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$507	$287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12	12
Stock-based compensation	20	30
Changes in assets and liabilities:
Accounts receivable	(240)	(59)
Inventories, net	95	(28)
Other current assets	(102)	232
Other assets	3	(2)
Accounts payable	(213)	428
Income taxes payable	11	12
Accrued distributor commissions	78	215
Other accrued expenses	306	(279)
Deferred revenue	359	304
Other current liabilities	24	(134)
Net cash provided by operating activities	860	1,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(18)	(14)
Decrease in restricted cash	247	–
Net cash provided by (used in) investing activities	229	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	–	(12)
Net cash used in financing activities	–	(12)

Effect of exchange rates on cash and cash equivalents	52	(26)
Net increase in cash and cash equivalents	1,141	966
CASH AND CASH EQUIVALENTS, beginning of period	1,617	4,207
CASH AND CASH EQUIVALENTS, end of period	$2,758	$5,173

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 12, 2013.

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

Income Per Share

Basic income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of non-vested restricted stock and shares that might be issued upon the exercise of outstanding warrants and the conversion of preferred stock.

The dilutive effect of non-vested restricted stock and warrants is reflected by application of the treasury stock method.  Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following tables illustrate the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2012			2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$503	10,863	$0.05	$283	11,069	$0.03

Effect of dilutive securities:
Non-vested restricted stock		318			179

Diluted EPS:
Net income available to common stockholders plus assumed conversions	$503	11,181	$0.04	$283	11,248	$0.03

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2012	2013

Warrants to purchase common stock	3,704,854	3,704,854
Non-vested restricted stock	–	98,607
Convertible preferred stock	138,400	138,400

Warrants to purchase 3,704,854 shares of common stock were still outstanding at March 31, 2013.  Such warrants have expirations through April 21, 2015.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220) —Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under U.S. generally accepted accounting principles ("GAAP") to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012.  The Company’s adoption of the standard on January 1, 2013 did not have a material impact on its consolidated financial statements.

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

Stock-based compensation expense totaled approximately $20,000 and $30,000 for the three months ended March 31, 2012 and 2013, respectively.  No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2012	261,658	$0.37
Granted	–	–
Vested	(51,668)	0.37
Forfeited	–	–
Nonvested at March 31, 2013	209,990	0.37

As of March 31, 2013, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $79,000, which is expected to be recognized over a weighted-average period of 1.0 year.

On August 13, 2012, the Company’s Board of Directors authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions.  The employees will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution.  The following table summarizes this stock award activity:

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2012	100,000	$1.37
Granted	–	–
Vested	(8,336)	1.37
Forfeited	–	–
Nonvested at March 31, 2013	91,664	1.37

As of March 31, 2013, total unrecognized stock-based compensation expense related to these stock awards was approximately $111,000, which is expected to be recognized over a weighted-average period of 2.7 years.

4.	CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”).  The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors.  Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months.  Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience.  Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract.  The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales.  At March 31, 2013, non-current other assets include KRW 100 million (USD $91,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims.  The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to the agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company was obligated to (i) file a registration statement covering the resale of the maximum number of Registrable Securities (as defined) that is permitted by SEC Guidance (as defined) prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement until all Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act.  The Company timely filed that registration statement covering the shares of common stock underlying the debentures, which have been redeemed, and the one-year warrants, which have expired.  At the time, the 1,495,952 shares of common stock underlying the seven-year warrants were not deemed Registrable Securities and were not included in the Registration Statement.  If they are subsequently deemed Registrable Securities and we fail to file a new registration statement covering them, then the warrants may be exercised by means of a cashless exercise. The maximum number of shares that could be required to be issued upon exercise of the warrants (whether on a cashless basis or otherwise) is limited to the number of shares indicated on the face of the warrants.  As of March 31, 2013, no contingent obligations have been recognized under registration payment arrangements.

5.	RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™.  Under this agreement, the Company has agreed to pay BHS a royalty of 2.5% of sales revenue for this product for 2011 and subsequent years in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States.  George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS, a Texas limited liability company.  During 2011 and 2012, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product.  In April 2012, the Company reimbursed BHS $42,000 in expenses incurred in 2011 to promote the Restor™ product on the Company’s behalf.  To permit the Company to continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS requested that the Company enter into the Royalty Agreement and License.  This agreement was reviewed, considered, authorized and approved by the sole disinterested, non-employee member of the Board of Directors under appointment by the full Board of Directors as an ad hoc committee for this purpose.  Upon signing this agreement, the Company paid BHS $12,000 and $25,000 as royalties for 2011 and 2012, respectively.  Royalties accrued, but unpaid for the first three months of 2013 are approximately $7,000.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a new product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS.  To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2012 and the first three months of 2013 would total approximately $2,400.

6.	SUBSEQUENT EVENTS

On April 10, 2013, 14,707 shares of the Company’s Series A preferred stock were converted into an equal number of shares of common stock.

On April 21, 2013, warrants issued to the placement agent in an October 2007 convertible debentures financing representing the right to purchase 149,595 shares of the Company’s common stock expired unexercised.  On May 4, 2013, warrants issued by the Company in a May 2007 private equity placement representing the right to purchase 2,059,307 shares of common stock expired unexercised.

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

As of March 31, 2013, we were conducting business through approximately 20,400 active distributors.  We consider a distributor “active” if they have placed at least one product order with us during the preceding year.  Currently we do not intend to devote material resources to opening any additional foreign markets in the near future.  Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain Commonwealth of Independent States (“CIS”) countries, namely Russia, Ukraine and Kazakhstan.  Currently, orders received from members located in Ukraine and Kazakhstan are fulfilled by our North American subsidiary.

We generate about 94% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 70% of net sales in the latest fiscal quarter.  Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world.  In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

China has been and continues to be our most important business development project.  In June 2004, NHT Global obtained a general business license in China.  Direct selling is prohibited in China without a direct selling license that we do not have.  In December 2005, we submitted a preliminary application for a direct selling license.  In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government.  In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license and is separate from our current worldwide platform.  We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market.  The platform is designed to be in compliance with our understanding of current laws and regulations in China.  In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments.  These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress.  By 2009, the information contained in the most recent application was stale.  The Company applied to temporarily withdraw the license application in February 2009 to furnish new information and intends to amend its application with the goal to re-apply in the future.   We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.”  Commissions are based on total personal and group sales volume points per sales period.  Sales volume points are essentially a percentage of a product’s wholesale cost.  As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network.  To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products.  Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions.  In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases.  Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales.  In some markets, commissions may be further limited.  In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors.  Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.  Distributor commissions are dependent on the sales mix and, for the first three months in 2012 and 2013, represented 41% and 43% of net sales, respectively.  From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions.  From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2012	2013

Net sales	100.0%	100.0%
Cost of sales	26.4	25.8
Gross profit	73.6	74.2
Operating expenses:
Distributor commissions	40.6	42.5
Selling, general and administrative expenses	26.8	28.3
Depreciation and amortization	0.1	0.1
Total operating expenses	67.5	70.9
Income from operations	6.1	3.3
Other income (expense), net	(0.7)	0.1
Income before income taxes	5.4	3.4
Income tax provision (benefit)	(0.2)	0.1
Net income	5.6%	3.3%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012		2013

North America	$435	4.8%	$529	6.1%
Hong Kong	6,126	67.4	6,048	69.9
China	215	2.4	144	1.7
Taiwan	499	5.5	601	6.9
South Korea	114	1.2	96	1.1
Japan	45	0.5	29	0.3
Russia	1,573	17.3	1,130	13.1
Europe	83	0.9	74	0.9
Total	$9,090	100.0%	$8,651	100.0%

Net sales were $8.7 million for the three months ended March 31, 2013 compared with $9.1 million for the comparable period a year ago, a decrease of $439,000, or 5%.  Hong Kong net sales decreased $78,000, or 1%, over the comparable period a year ago.  In January 2013, we launched a 12-month incentive program around our international recognition program called the Supreme Bonus. This year-long program rewards members with additional cash bonuses and other prizes for maintaining and advancing rank in our international recognition program.  Similar incentive programs during 2012 were more quarterly-focused and only offered during the first six months of the year, which may result in more sales during the first and/or second quarter of 2012 as compared to the current year periods.

Outside of our Hong Kong business, net sales elsewhere decreased $361,000, or 12%, over the same period in the prior year.  The Russian market decreased $443,000, or 28%, as last years’ sales were boosted by an incentive trip qualification period that ended in February for which many members worked to qualify.  The Russian and European markets are currently running a six-month long Paris incentive trip promotion for which the qualification period does not end until May 2013.  Historically, we have experienced a strong sales push leading up to the end of a qualification period.

North American sales increased $94,000, or 22%, over the same period in the prior year because of continued development in emerging markets, such as Kazakhstan and Ukraine.  Our Taiwan market also increased $102,000, or 20%, over the same period in the prior year primarily due to a price increase on two products, Premium Noni Juice™ and La Vie™, which took effect on March 1, 2013, as well as the market’s participation in the year-long international recognition system incentive bonus.  Taiwan did not participate in similar programs during early 2012.

As of March 31, 2013, the operating subsidiaries of the Company had approximately 20,400 active distributors, roughly the same as March 31, 2012. As of March 31, 2013, the Company had deferred revenue of $1.1 million, of which $966,000 pertained to product sales and $170,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 74.2% of net sales for the three months ended March 31, 2013 compared with 73.6% of net sales for the three months ended March 31, 2012.  The gross profit margin percentage increase is attributable to lower fees paid to our third-party service provider in Russia and less importation costs as a percentage of overall net sales, which occurs when sales from the Russian market comprise a lower percentage of our overall net sales.

Distributor Commissions

Distributor commissions were 42.5% of net sales for the three months ended March 31, 2013 compared with 40.6% of net sales for the three months ended March 31, 2012.  The increase as a percent of net sales can be largely attributable to our business in the CIS countries, namely Russia, which recognized commissions at a greater rate when compared to the same period in the prior year.  Their commission rate during the first quarter of 2013 is more consistent with our overall rate during the first quarter of 2013.  As our once emerging markets mature and member organizations in those markets grow deeper we see that more people begin earning commissions more regularly.  We believe this may be the case with our Russian market.  Additionally, we recognized about one-half a percentage point more supplemental and incentive program expense than that recognized in the prior year.  These programs include the cost of supporting our member-funded brick-and-mortar project in China, called Healthy Lifestyle Centers, as well as the cost of member rewards with respect to maintaining and advancing rank in our international recognition program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.4 million for each of the three months ended March 31, 2012 and 2013.  We incurred professional fees totaling $20,000 during the first quarter of 2013 for development of the Ukraine and Kazakhstan markets, plus higher rent expense of $21,000 for office space in Dallas and Beijing as compared to the first quarter of 2012.  These increases were offset by a reduction of $49,000 in distributor-related event costs as the annual global ambassador incentive trip to Hawaii that occurred in March 2012 will take place later in 2013.

Other Income (Expense), Net

Loss on foreign exchange totaling $64,000 was incurred in the first quarter of 2012 due to impact of strengthening currencies (against the U.S. dollar) on inter-company balances, namely the European euro and Russian ruble.  A gain on foreign exchange totaling $7,000 was recognized in the first quarter of 2013.

Income Taxes

An income tax provision of $12,000 was recognized during the first three months of 2013, related to our operations outside the United States.  An income tax benefit of $19,000 was recorded during the first three months of 2012.  The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At March 31, 2013, the Company’s cash and cash equivalents totaled $5.2 million.  Total cash and cash equivalents increased by $966,000 from December 31, 2012 to March 31, 2013.

At March 31, 2013, the ratio of current assets to current liabilities was 0.97 to 1.00 and the Company had a working capital deficit of $186,000.  Current liabilities included deferred revenue of $1.1 million that consisted of unamortized enrollment package revenues and unshipped orders.  The ratio of current assets to current liabilities, excluding deferred revenue, is 1.17 to 1.00.  Working capital as of March 31, 2013 increased $287,000 compared to that as of December 31, 2012 due to cash generated from operations.

Cash provided by operations for the first three months of 2013 was $1.0 million compared with $860,000 in the comparable period of 2012.  The increase in operating cash flows results primarily from more timely collections from our third-party service provider in Russia as compared to the prior year.

No significant investing activities occurred during the first three months of 2013.  Cash provided by investing activities for the first three months of 2012 was $229,000, which resulted from a $247,000 decrease in restricted cash.  In April 2010, the Company’s primary credit card processing company required that the Company gradually increase to and maintain the reserve balance at $500,000.  The Company reached the necessary reserve requirement during the second quarter of 2011.  In January 2012, 50% of the reserve balance was returned to the Company.

No significant financing activities occurred during the first three months of 2012 or 2013.

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

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing.  The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock.  The term for each of the warrants began six months and one day after their respective issuance and each have an exercise price of $3.52 per share.  Such one-year warrants expired unexercised on April 21, 2009 and such five-year warrants expired unexercised on April 21, 2013.  Additionally, on May 4, 2013, warrants issued by the Company in a May 2007 private equity placement representing the right to purchase 2,059,307 shares of common stock expired unexercised.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes.  Various assumptions and other factors prompt the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions.  The actual results may differ materially and adversely from the Company’s estimates.  To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.  The Company’s critical accounting policies at March 31, 2013 include the following:

Inventory Valuation.  The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down.  In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off.  The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.  Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required.  At December 31, 2012 and March 31, 2013, the Company’s inventory value was $867,000 and $888,000, respectively, net of reserves of $72,000 and $3,000, respectively.  No significant provision was recorded during the periods presented.

Valuation of Goodwill.  In accordance with accounting principles generally accepted in the United States of America, the value of residual goodwill is not amortized, but is tested at least annually for impairment.  The Company first assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed.  The Company’s policy is to test for impairment annually during the fourth quarter.  At December 31, 2012 and March 31, 2013, goodwill of approximately $1.8 million was reflected on the Company’s balance sheet.  No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 5% of sales.  Sales returns were approximately 2% of sales for each of the three month periods ended March 31, 2012 and 2013.  The allowance for sales returns was approximately $181,000 and $199,000 at December 31, 2012 and March 31, 2013, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors.  Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.”  The Company primarily receives payment by credit card at the time distributors place orders.  The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.  Amounts received for unshipped product are recorded as deferred revenue.  Such amounts totaled $647,000 and $966,000 at December 31, 2012 and March 31, 2013, respectively.  Shipping charges billed to distributors are included in net sales.  Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.  Enrollment packages provide distributors access to both a personalized marketing website and a business management system.  No upfront costs are deferred as the amount is nominal.  At December 31, 2012 and March 31, 2013, enrollment package revenue totaling $189,000 and $170,000 was deferred, respectively.  Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized.  The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results.  The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.  During each of the three month periods ended March 31, 2012 and 2013, no such reduction in the valuation allowance occurred.  Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS

None.

Item 1A.           RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)      Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases, as Trustee, of shares of its common stock during the quarter ended March 31, 2013 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

January 1–31, 2013	3,415	$1.21	50,120	94,310
February 1—28, 2013	2,800	1.27	52,920	91,510
March 1—31, 2013	2,800	1.41	55,720	88,710

(a)	The shares were purchased in open market transactions under the Employee Plan described in footnote (b) below.

(b)
On August 13, 2012, the Company disclosed in its Quarterly Report on Form 10-Q that its Board of Directors had, on that day, authorized the Company, acting as trustee for certain of its distributors, to execute a Rule 10b5-1 plan to purchase up to $60,000 of its common stock (less commissions and other transaction costs) in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions (the “Distributor Plan”) and that, on that same date, the Company’s Board of Directors further authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions (the “Employee Plan”).  The Company may terminate the plans at any time. The distributors for whom the Company was authorized to purchase the stock as trustee under the Distributor Plan were authorized to receive the stock as compensation under a special incentive plan offered to certain distributors who are not citizens or residents of the United States.  The employees for whom the Company was authorized to purchase stock as trustee under the Employee Plan are authorized to receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution.  Any stock that is purchased under the Employee Plan that is forfeited by an employee whose employment terminates will be delivered to the Company and held by it as treasury stock.

(c)
The Company, as Trustee, completed its purchases under the Distributor Plan in October 2012, and all of those shares have been transferred to the qualifying distributor for whom they were purchased.  The Company, as Trustee, began purchasing under the Employee Plan in December 2012.  Under the 10b5-1 plan executed by the Company, as Trustee, with the Board’s authorization, the Company, as Trustee, will not purchase more than 2,800 shares per month.  The current 10b5-1 plan for the Employee Plan shares will expire on November 30, 2013, unless terminated earlier, and the Company, as Trustee, intends at or after that time to enter into a new 10b5-1 plan or plans to complete the Employee Plan purchases authorized by the Board.

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

NATURAL HEALTH TRENDS CORP.

Date: May 8, 2013	/s/ Timothy S. Davidson
Timothy S. Davidson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Number	EXHIBIT INDEX Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
**XBRL Filed herewith