Form 10-Q
period 2013-06-30
NATURAL HEALTH TRENDS CORP
filed 2013-08-06
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 30, 2013, the number of shares outstanding of the registrant’s common stock was 11,332,033 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2013

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

●	We could be adversely affected by management changes or an inability to attract and retain key management, directors and consultants;
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

●	Challenges by third parties to the form of our business model could harm our business;
●	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;
●	New regulations governing the marketing and sale of nutritional supplements could harm our business;
●	Regulations governing the production and marketing of our personal care products could harm our business;
●	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;
●	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;
●	Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business;
●	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;
●	We have a limited product line;
●	We rely on a limited number of independent third parties to manufacture and supply our products;
●	Growth may be impeded by the political and economic risks of entering and operating foreign markets;
●	Currency exchange rate fluctuations could lower our revenue and net income;
●	Transfer pricing, duties and other tax regulations affect our business;
●	Failure to properly pay business taxes or customs duties, including those in China, could have a material adverse effect;
●	We may be held responsible for certain taxes or assessments relating to the activities of our distributors, which could harm our financial condition and operating results;
●	We may face litigation that could harm our business;
●	We may be unable to protect or use our intellectual property rights;
●	We do not have product liability insurance and product liability claims could hurt our business;

●	Our internal controls and accounting methods may require modification;
●

If we fail to achieve and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting;

●	We rely on and are subject to risks associated with our reliance upon information technology systems;
●	System failures and attacks could harm our business;
●	Terrorist attacks, cyber attacks, acts of war, epidemics or other communicable diseases or any other natural disasters may seriously harm our business;
●	Because our system, software and data reside on third-party servers, our access could be temporarily or permanently interrupted;
●	Disappointing quarterly revenue or operating results could cause the price of our common stock to fall;
●	Our common stock is particularly subject to volatility because of the industry in which we operate;
●	There is no assurance of an active public trading market;
●	The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock;
●	Future sales by us or our existing stockholders could depress the market price of our common stock; and
●	Penny stock regulations are applicable to investment in our shares of common stock.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.

PART I – FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2012	June 30, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,207	$6,695
Accounts receivable	122	172
Inventories, net	867	1,031
Other current assets	641	515
Total current assets	5,837	8,413
Property and equipment, net	121	136
Goodwill	1,764	1,764
Restricted cash	239	223
Other assets	258	249
Total assets	$8,219	$10,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,385	$1,626
Income taxes payable	10	37
Accrued distributor commissions	1,308	1,768
Other accrued expenses	1,688	2,057
Deferred revenue	836	1,120
Deferred tax liability	92	92
Other current liabilities	991	979
Total current liabilities	6,310	7,679
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 and 123,693 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively, aggregate liquidation value of $301	124	111
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,324,048 and 11,334,678 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	11	11
Additional paid-in capital	80,584	80,629
Accumulated deficit	(78,708)	(77,517)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(102)	(128)
Total stockholders’ equity	1,909	3,106
Total liabilities and stockholders’ equity	$8,219	$10,785

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net sales	$10,980	$10,598	$20,070	$19,249
Cost of sales	2,884	2,570	5,283	4,798
Gross profit	8,096	8,028	14,787	14,451
Operating expenses:
Distributor commissions	4,886	4,443	8,577	8,117
Selling, general and administrative expenses (including stock-based compensation expense of $20 and $23 during the three months ended June 30, 2012 and 2013, respectively, and $40 and $53 during the six months ended June 30, 2012 and 2013, respectively)	2,313	2,609	4,750	5,054
Depreciation and amortization	8	28	20	40
Total operating expenses	7,207	7,080	13,347	13,211
Income from operations	889	948	1,440	1,240
Other income (expense), net	2	(28)	(61)	(21)
Income before income taxes	891	920	1,379	1,219
Income tax provision	45	16	26	28
Net income	846	904	1,353	1,191
Preferred stock dividends	(4)	(4)	(8)	(8)
Net income available to common stockholders	$842	$900	$1,345	$1,183

Income per share – basic and diluted	$0.08	$0.08	$0.12	$0.11

Weighted-average number of shares outstanding:
Basic	10,919	11,131	10,891	11,100
Diluted	11,219	11,269	11,208	11,265

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net income	$846	$904	$1,353	$1,191
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(50)	2	1	(26)
Comprehensive income	$796	$906	$1,354	$1,165

 See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,353	$1,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	40
Stock-based compensation	40	53
Changes in assets and liabilities:
Accounts receivable	(118)	(60)
Inventories, net	(170)	(183)
Other current assets	(97)	110
Other assets	(6)	(1)
Accounts payable	271	242
Income taxes payable	55	28
Accrued distributor commissions	347	483
Other accrued expenses	278	382
Deferred revenue	661	297
Other current liabilities	(48)	(4)
Net cash provided by operating activities	2,586	2,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(65)	(57)
Decrease in restricted cash	494	–
Net cash provided by (used in) investing activities	429	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(21)
Net cash used in financing activities	–	(21)

Effect of exchange rates on cash and cash equivalents	5	(12)
Net increase in cash and cash equivalents	3,020	2,488
CASH AND CASH EQUIVALENTS, beginning of period	1,617	4,207
CASH AND CASH EQUIVALENTS, end of period	$4,637	$6,695

NON-CASH FINANCING ACTIVITY:
Conversion of preferred stock	–	$13

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

Our majority-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia. In June 2013, we opened a marketing center in Almaty, Kazakhstan through our engagement with our Russian service provider.

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

The following tables illustrate the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2012			2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$842	10,919	$0.08	$900	11,131	$0.08

Effect of dilutive securities:
Non-vested restricted stock		300			138

Diluted EPS:
Net income available to common stockholders plus assumed conversions	$842	11,219	$0.08	$900	11,269	$0.08

	Six Months Ended June 30,
	2012			2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$1,345	10,891	$0.12	$1,183	11,100	$0.11

Effect of dilutive securities:
Non-vested restricted stock		317			165

Diluted EPS:
Net income available to common stockholders plus assumed conversions	$1,345	11,208	$0.12	$1,183	11,265	$0.11

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Warrants to purchase common stock	3,704,854	2,259,731	3,704,854	2,986,285
Non-vested restricted stock	–	81,041	–	85,161
Convertible preferred stock	138,400	125,000	138,400	131,737

Warrants to purchase 1,495,952 shares of common stock were still outstanding at June 30, 2013. Such warrants expire April 21, 2015.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When A Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU 2013-11.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.     STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $20,000 and $23,000 for the three months ended June 30, 2012 and 2013, respectively, and $40,000 and $53,000 for the six months ended June 30, 2012 and 2013, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2012	261,658	$0.37
Granted	–	–
Vested	(103,336)	0.37
Forfeited	–	–
Nonvested at June 30, 2013	158,322	0.37

As of June 30, 2013, total unrecognized stock-based compensation expense related to non-vested restricted stock was $58,000, which is expected to be recognized over a weighted-average period of 0.7 years.

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

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2012	100,000	$1.37
Granted	–	–
Vested	(13,338)	1.37
Forfeited	(20,000)	1.37
Nonvested at June 30, 2013	66,662	1.37

As of June 30, 2013, total unrecognized stock-based compensation expense related to these stock awards was $81,000, which is expected to be recognized over a weighted-average period of 2.5 years.

4.     CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales. At June 30, 2013, non-current other assets include KRW 100 million (USD $88,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to the agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company was obligated to (i) file a registration statement covering the resale of the maximum number of Registrable Securities (as defined) that is permitted by SEC Guidance (as defined) prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement until all Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act.  The Company timely filed that registration statement covering the shares of common stock underlying the debentures, which have been redeemed, and the one-year warrants, which have expired. At the time, the 1,495,952 shares of common stock underlying the seven-year warrants were not deemed Registrable Securities and were not included in the Registration Statement. If they are subsequently deemed Registrable Securities and we fail to file a new registration statement covering them, then the warrants may be exercised by means of a cashless exercise. The maximum number of shares that could be required to be issued upon exercise of the warrants (whether on a cashless basis or otherwise) is limited to the number of shares indicated on the face of the warrants. As of June 30, 2013, no contingent obligations have been recognized under registration payment arrangements.

5.     RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™. Under this agreement, the Company has agreed to pay BHS a royalty of 2.5% of sales revenue for this product for 2011 and subsequent years in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS, a Texas limited liability company.  During 2011 and 2012, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product. In April 2012, the Company reimbursed BHS $42,000 in expenses incurred in 2011 to promote the Restor™ product on the Company’s behalf. To permit the Company to continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS requested that the Company enter into the Royalty Agreement and License. This agreement was reviewed, considered, authorized and approved by the sole disinterested, non-employee member of the Board of Directors under appointment by the full Board of Directors as an ad hoc committee for this purpose. Upon signing this agreement, the Company paid BHS $12,000 and $25,000 as royalties for 2011 and 2012, respectively. Royalties accrued, but unpaid for each of the three and six month periods ended June 30, 2013 are $8,000 and $15,000, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a new product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS. To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2012 and the first six months of 2013 would total $3,100.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. In most markets, we sell our products to an independent distributor network that either uses the products themselves or resells them to consumers. Our majority-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia. In June 2013, we opened a marketing center in Almaty, Kazakhstan through our engagement with our Russian service provider.

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

As of June 30, 2013, we were conducting business through 20,100 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Currently we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain Commonwealth of Independent States (“CIS”) countries, namely Russia, Ukraine and Kazakhstan. Currently, orders received from members located in Ukraine and Kazakhstan are fulfilled by our North American subsidiary.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 73% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.” Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors. Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Distributor commissions are dependent on the sales mix and, for the first six months in 2012 and 2013, represented 43% and 42% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	26.3	24.2	26.3	24.9
Gross profit	73.7	75.8	73.7	75.1
Operating expenses:
Distributor commissions	44.5	41.9	42.7	42.2
Selling, general and administrative expenses	21.0	24.6	23.7	26.3
Depreciation and amortization	0.1	0.3	0.1	0.2
Total operating expenses	65.6	66.8	66.5	68.7
Income from operations	8.1	9.0	7.2	6.4
Other income (expense), net	–	(0.3)	(0.3)	(0.1)
Income before income taxes	8.1	8.7	6.9	6.3
Income tax provision	0.4	0.2	0.2	0.1
Net income	7.7%	8.5%	6.7%	6.2%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2013		2012		2013

North America	$534	4.9%	$525	5.0%	$969	4.8%	$1,054	5.5%
Hong Kong	8,142	74.1	7,766	73.3	14,268	71.1	13,814	71.8
China	159	1.4	227	2.1	374	1.9	371	1.9
Taiwan	460	4.2	754	7.1	959	4.8	1,355	7.0
South Korea	51	0.5	137	1.3	165	0.8	233	1.2
Japan	42	0.4	24	0.2	87	0.4	53	0.3
Russia	1,515	13.8	1,102	10.4	3,088	15.4	2,232	11.6
Europe	77	0.7	63	0.6	160	0.8	137	0.7
Total	$10,980	100.0%	$10,598	100.0%	$20,070	100.0%	$19,249	100.0%

Net sales were $10.6 million for the three months ended June 30, 2013 compared with $11.0 million for the comparable period a year ago, a decrease of $382,000, or 3%. Hong Kong net sales decreased $376,000, or 5%, over the comparable period a year ago. In January 2013, we launched a 12-month incentive program around our international recognition program called the Supreme Bonus. This year-long program rewards members with additional cash bonuses and other prizes for maintaining and advancing rank in our international recognition program. Similar incentive programs during 2012 were more quarterly-focused and only offered during the first six months of the year, which may have resulted in more sales during the first and/or second quarter of 2012 as compared to the current year periods. Additionally, a price increase for our Premium Noni Juice™ product effective in mid-June of 2012 may have pulled forward more orders into the second quarter of the prior year.

Outside of our Hong Kong business, net sales elsewhere totaled $2.8 million for the three months ended June 30, 2013, the same as the comparable period in 2012. A decrease in the Russian market was substantially offset by increases in both Taiwan and South Korea.

Net sales were $19.2 million for the six months ended June 30, 2013 compared with $20.1 million for the comparable period a year ago, a decrease of $821,000, or 4%.  Hong Kong net sales decreased $454,000, or 3%, over the comparable period a year ago. The sales decline is also mainly attributable to, as described above, the nature of the recognition system incentive programs, which may have resulted in more sales during the first six months of 2012 as compared to the current year period, as well as the price increase for our Premium Noni Juice™ product effective in Hong Kong in mid-June 2012, which may have pulled forward orders that would have occurred in the third quarter of 2012.

Outside of our Hong Kong business, net sales elsewhere decreased $367,000, or 6%, during the six months ended June 30, 2013, as compared to the same period a year ago. This decrease can be mainly attributable to a product promotion offered in early 2012 that increased orders during the first six months of 2012, but deferred subsequent monthly purchase requirements for up to one year.

As of June 30, 2013, the operating subsidiaries of the Company had 20,100 active distributors, compared to 21,200 active distributors at June 30, 2012. As of June 30, 2013, the Company had deferred revenue of $1.1 million, of which $958,000 pertained to product sales and $162,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 75.8% of net sales for the three months ended June 30, 2013 compared with 73.7% of net sales for the three months ended June 30, 2012. The gross profit margin percentage increase is attributable to lower fees paid to our third-party service provider in Russia and less importation costs incurred in the Russian market as a percentage of overall net sales, which occurs when sales from the Russian market comprise a lower percentage of our overall net sales. Additionally, the increase is attributable to the Premium Noni Juice™ price increase that occurred in mid-June 2012 in Hong Kong and the introduction of new higher margin products in Hong Kong late 2012 and early 2013.

Gross profit was 75.1% of net sales for the six months ended June 30, 2013 compared with 73.7% of net sales for the six months ended June 30, 2012. The margin increase for the six month period was also mainly due to, as described above, lower fees paid to our third-party service provider in Russia, less importation costs incurred in the Russian market as a percentage of overall net sales, as well as the Premium Noni Juice™ price increase and product introductions that have occurred in Hong Kong since the end of the second quarter of 2012.

Distributor Commissions

Distributor commissions were 41.9% for the three months ended June 30, 2013, compared with 44.5% for the comparable period a year ago, and 42.2% of net sales for the six months ended June 30, 2013, compared with 42.7% for the comparable period a year ago. The decrease as a percent of net sales during the second quarter can be largely attributable to less supplemental commission expense when compared to the prior year and less overall commission payout in the Greater China market. On a year to date basis, the decrease is somewhat offset by the additional incentive trip and event costs incurred during the first six months of 2013 as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.6 million for the three months ended June 30, 2013 compared with $2.3 million for the comparable period a year ago. Selling, general and administrative expenses increased by $296,000, or 13%, due to higher employee-related costs totaling $259,000 primarily resulting from employee incentive programs, new hires in Hong Kong and Russia during the latter half of the prior year, and higher employee travel costs for both incentive trips and training programs. Additionally, we incurred higher rent expense of $25,000 for office space in Dallas and Beijing as compared to the second quarter of 2012.

Selling, general and administrative expenses were $5.1 million for the six months ended June 30, 2013 compared with $4.8 million for the comparable period a year ago. Selling, general and administrative expenses increased by $304,000, or 6%, mainly due to higher employee-related costs totaling $144,000 resulting from new hires in Hong Kong and Russia during the latter half of the prior year and higher employee travel costs for both incentive trips and training programs. Additionally, we incurred higher rent expense of $46,000 for office space in Dallas and Beijing as compared to the same period in 2012 and we incurred professional fees totaling $20,000 for development of the Ukraine and Kazakhstan markets during the first quarter of 2013.

Other Income (Expense), Net

Loss on foreign exchange was $64,000 for the six months ended June 30, 2012 due to impact of strengthening currencies (against the U.S. dollar) earlier in the year on inter-company balances, namely the European euro and Russian ruble. The Company took certain steps during the second quarter to mitigate its exposure to the European euro going forward. A loss on foreign exchange totaling $21,000 was recognized in the first six months of 2013.

Income Taxes

An income tax provision of $16,000 and $28,000 was recognized during the three and six months ended June 30, 2013, respectively, related to our operations outside the United States. An income tax provision of $45,000 and $26,000 was recognized during the three and six months ended June 30, 2012, respectively. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At June 30, 2013, the Company’s cash and cash equivalents totaled $6.7 million. Total cash and cash equivalents increased by $2.5 million from December 31, 2012 to June 30, 2013.

At June 30, 2013, the ratio of current assets to current liabilities was 1.10 to 1.00 and the Company had working capital of $734,000. Current liabilities included deferred revenue of $1.1 million that consisted of unamortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities, excluding deferred revenue, is 1.28 to 1.00. Working capital as of June 30, 2013 increased $1.2 million compared to that as of December 31, 2012 due to cash generated from operations.

Cash provided by operations for the first six months of 2013 was $2.6 million, the same as the comparable period of 2012.

No significant investing activities occurred during the first six months of 2013. Cash provided by investing activities for the first six months of 2012 was $429,000, which resulted from a $494,000 decrease in restricted cash. In April 2010, the Company’s primary credit card processing company required that the Company gradually increase to and maintain the reserve balance at $500,000. The Company reached the necessary reserve requirement during the second quarter of 2011. One-half of the reserve balance was returned to the Company in January 2012 and the remainder was returned in May 2012.

No significant financing activities occurred during the first six months of 2012 or 2013.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at June 30, 2013 include the following:

Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2012 and June 30, 2013, the Company’s inventory value was $867,000 and $1.0 million, respectively, net of reserves of $72,000 and $1,000, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill. In accordance with accounting principles generally accepted in the United States of America, the value of residual goodwill is not amortized, but is tested at least annually for impairment. The Company first assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. At December 31, 2012 and June 30, 2013, goodwill of $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 5% of sales. Sales returns were 2% of sales for each of the six month periods ended June 30, 2012 and 2013. The allowance for sales returns was $181,000 and $251,000 at December 31, 2012 and June 30, 2013, respectively. No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $647,000 and $958,000 at December 31, 2012 and June 30, 2013, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2012 and June 30, 2013, enrollment package revenue totaling $189,000 and $162,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During each of the six month periods ended June 30, 2012 and 2013, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None.

Item 1A.     RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases, as Trustee, of shares of its common stock during the quarter ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

April 1–30, 2013	2,800	$1.43	58,520	85,910
May 1–31, 2013	2,800	1.12	61,320	83,110
June 1–30, 2013	2,800	0.87	64,120	80,310

(a)	The shares were purchased in open market transactions under the Employee Plan described in footnote (b) below.

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

NATURAL HEALTH TRENDS CORP.

Date: August 6, 2013	/s/ Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

                              EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation