Form 10-Q
period 2013-09-30
NATURAL HEALTH TRENDS CORP
filed 2013-11-06
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 31, 2013, the number of shares outstanding of the registrant’s common stock was 11,330,302 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
September 30, 2013

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

●	We rely on and are subject to risks associated with our reliance upon information technology systems;
●	System failures and attacks could harm our business;
●	Terrorist attacks, cyber attacks, acts of war, epidemics or other communicable diseases or any other natural disasters may seriously harm our business;
●	Because our system, software and data reside on third-party servers, our access could be temporarily or permanently interrupted;
●	Disappointing quarterly revenue or operating results could cause the price of our common stock to fall;
●	Our common stock is particularly subject to volatility because of the industry in which we operate;
●	There is no assurance of an active public trading market;
●	The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock; and
●	Future sales by us or our existing stockholders could depress the market price of our common stock.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.

PART I – FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2012	September 30, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,207	$9,131
Accounts receivable	122	293
Inventories, net	867	1,201
Other current assets	641	557
Total current assets	5,837	11,182
Property and equipment, net	121	125
Goodwill	1,764	1,764
Restricted cash	239	325
Other assets	258	296
Total assets	$8,219	$13,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,385	$2,068
Income taxes payable	10	58
Accrued distributor commissions	1,308	2,288
Other accrued expenses	1,688	2,386
Deferred revenue	836	1,539
Deferred tax liability	92	92
Other current liabilities	991	793
Total current liabilities	6,310	9,224
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 and 123,693 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively, aggregate liquidation value of $305	124	111
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,324,048 and 11,333,102 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	11	11
Additional paid-in capital	80,584	80,647
Accumulated deficit	(78,708)	(76,196)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(102)	(105)
Total stockholders’ equity	1,909	4,468
Total liabilities and stockholders’ equity	$8,219	$13,692

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net sales	$9,333	$14,177	$29,403	$33,426
Cost of sales	2,384	3,362	7,667	8,160
Gross profit	6,949	10,815	21,736	25,266
Operating expenses:
Distributor commissions	3,897	6,259	12,474	14,376
Selling, general and administrative expenses (including stock-based compensation expense of $20 and $29 during the three months ended September 30, 2012 and 2013, respectively, and $60 and $82 during the nine months ended September 30, 2012 and 2013, respectively)	2,255	3,216	7,005	8,270
Depreciation and amortization	8	13	28	53
Total operating expenses	6,160	9,488	19,507	22,699
Income from operations	789	1,327	2,229	2,567
Other income (expense), net	(27)	15	(88)	(6)
Income before income taxes	762	1,342	2,141	2,561
Income tax provision	15	21	41	49
Net income	747	1,321	2,100	2,512
Preferred stock dividends	(4)	(4)	(12)	(12)
Net income available to common stockholders	$743	$1,317	$2,088	$2,500

Income per share – basic and diluted	$0.07	$0.12	$0.19	$0.22
Weighted-average number of shares outstanding:
Basic	10,970	11,181	10,918	11,128
Diluted	11,232	11,312	11,225	11,294

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net income	$747	$1,321	$2,100	$2,512
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	38	23	39	(3)
Comprehensive income	$785	$1,344	$2,139	$2,509

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,100	$2,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28	53
Stock-based compensation	60	82
Changes in assets and liabilities:
Accounts receivable	(69)	(174)
Inventories, net	(163)	(346)
Other current assets	93	68
Other assets	(4)	(35)
Accounts payable	(416)	683
Income taxes payable	68	49
Accrued distributor commissions	108	994
Other accrued expenses	51	704
Deferred revenue	(205)	708
Other current liabilities	(56)	(195)
Net cash provided by operating activities	1,595	5,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(88)	(57)
Decrease (increase) in restricted cash	493	(82)
Net cash provided by (used in) investing activities	405	(139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(32)
Net cash used in financing activities	–	(32)

Effect of exchange rates on cash and cash equivalents	34	(8)
Net increase in cash and cash equivalents	2,034	4,924
CASH AND CASH EQUIVALENTS, beginning of period	1,617	4,207
CASH AND CASH EQUIVALENTS, end of period	$3,651	$9,131

NON-CASH FINANCING ACTIVITY:
Conversion of preferred stock	$–	$13

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

Our majority-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia. In June 2013, we opened a marketing center in Almaty, Kazakhstan through our engagement with our Russian service provider. The center also opened for sales and distribution purposes in September 2013.

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

Income Per Share

Basic income per share is computed via the “two-class” method by dividing net income allocated to common stockholders by the weighted-average number of common shares outstanding during the period. Net income available to common stockholders is allocated to both common stock and participating securities as if all of the income for the period had been distributed. The Company’s Series A convertible preferred stock is a participating security due to its participation rights related to dividends declared by the Company. If dividends are distributed to common stockholders, the Company is also required to pay dividends to the holders of the preferred stock in an amount equal to the greater of (1) the amount of dividends then accrued and not previously paid on such shares of preferred stock or (2) the amount payable if dividends were distributed to the common stockholders on an as-converted basis.

Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock and warrants is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The dilutive effect of the Company’s Series A convertible preferred stock is calculated using the more dilutive of the “two-class” method and the “if-converted” method, which assumes that the preferred stock was converted into common stock at the beginning of each period presented.

The following tables illustrate the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2012			2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$743			$1,317
Less: undistributed earnings to participating securities	(5)			(11)
Net income allocated to common stockholders	$738	10,970	$0.07	$1,306	11,181	$0.12

Effect of dilutive securities:
Non-vested restricted stock	–	262		–	131

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$738	11,232	$0.07	$1,306	11,312	$0.12

	Nine Months Ended September 30,
	2012			2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	2,088			2,500
Less: undistributed earnings to participating securities	(14)			(17)
Net income allocated to common stockholders	$2,074	10,918	$0.19	$2,483	11,128	$0.22

Effect of dilutive securities:
Non-vested restricted stock	–	307		–	166

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$2,074	11,225	$0.19	$2,483	11,294	$0.22

Certain non-vested restricted stock is anti-dilutive upon applying the treasury stock method since the amount of compensation cost for future service results in the hypothetical repurchase of shares exceeding the actual number of shares to be vested. Other common stock equivalents are also anti-dilutive since the applicable exercise price exceeds the average market price of the related common stock for the period.

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Warrants to purchase common stock	3,704,854	1,495,952	3,704,854	2,484,048
Non-vested restricted stock	100,000	–	100,000	–

Warrants to purchase 1,495,952 shares of common stock were still outstanding at September 30, 2013. Such warrants expire April 21, 2015.

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

3.     STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $20,000 and $29,000 for the three months ended September 30, 2012 and 2013, respectively, and $60,000 and $82,000 for the nine months ended September 30, 2012 and 2013, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2012	261,658	$0.37
Granted	–	–
Vested	(155,004)	0.37
Forfeited	–	–
Nonvested at September 30, 2013	106,654	0.37

As of September 30, 2013, total unrecognized stock-based compensation expense related to non-vested restricted stock was $38,000, which is expected to be recognized over a weighted-average period of 0.5 years.

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

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2012	100,000	$1.37
Granted	–	–
Vested	(20,007)	1.37
Forfeited	(20,000)	1.37
Nonvested at September 30, 2013	59,993	1.37

As of September 30, 2013, total unrecognized stock-based compensation expense related to these stock awards was $72,000, which is expected to be recognized over a weighted-average period of 2.2 years.

4.     CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales. At September 30, 2013, non-current other assets include KRW 140 million (USD $132,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to a Registration Rights Agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company was obligated to (i) file a registration statement covering the resale of the maximum number of Registrable Securities (as defined) that is permitted by SEC Guidance (as defined) prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement until all Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act.  The Company timely filed that registration statement covering the shares of common stock underlying the debentures, which have been redeemed, and the one-year warrants, which have expired. At the time, the 1,495,952 shares of common stock underlying the seven-year warrants were not deemed Registrable Securities and were not included in the Registration Statement. If they are subsequently deemed Registrable Securities at a time when a registration statement covering them is required to be effective under the Registration Rights Agreement, and such registration statement is not then effective, then the warrants may be exercised by means of a cashless exercise. The maximum number of shares that could be required to be issued upon exercise of the warrants (whether on a cashless basis or otherwise) is limited to the number of shares indicated on the face of the warrants. The Company intends to file a registration statement soon covering the maximum number of shares that could be required to be issued upon exercise of the warrants. This statement of our intention does not constitute an offering of any securities for sale. As of September 30, 2013, no contingent obligations have been recognized under registration payment arrangements.

5.     RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C. (“BHS”) regarding the manufacture and sale of a new product called Restor™. Under this agreement, the Company has agreed to pay BHS a royalty of 2.5% of sales revenue for this product for 2011 and subsequent years in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS, a Texas limited liability company.  During 2011 and 2012, BHS permitted the Company to manufacture (or have manufactured), market and sell the Restor™ product. In April 2012, the Company reimbursed BHS $42,000 in expenses incurred in 2011 to promote the Restor™ product on the Company’s behalf. To permit the Company to continue selling Restor™ and obtain certain exclusive rights outside of the United States, BHS requested that the Company enter into the Royalty Agreement and License. This agreement was reviewed, considered, authorized and approved by the sole disinterested, non-employee member of the Board of Directors under appointment by the full Board of Directors as an ad hoc committee for this purpose. Upon signing this agreement, the Company paid BHS $12,000 and $25,000 as royalties for 2011 and 2012, respectively. Royalties accrued for each of the three and nine month periods ended September 30, 2013 were $13,000 and $28,000, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a new product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS. To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2012 and the first nine months of 2013 would total $4,000.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. In most markets, we sell our products to an independent distributor network that either uses the products themselves or resells them to consumers. Our majority-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia. In June 2013, we opened a marketing center in Almaty, Kazakhstan through our engagement with our Russian service provider. The center also opened for sales and distribution purposes in September 2013.

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

As of September 30, 2013, we were conducting business through 22,500 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Currently we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain Commonwealth of Independent States (“CIS”) countries, namely Russia, Ukraine and Kazakhstan. Currently, orders received from members located in Ukraine are fulfilled by our North American subsidiary.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 79% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Each of our products is designated a specified number of sales volume points, also called bonus volume or “BV.” Commissions are based on total personal and group sales volume points per sales period. Sales volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by several generations of personally sponsored distributors, as well as bonuses on commissions earned by several generations of personally sponsored distributors. Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Distributor commissions are dependent on the sales mix and, for the first nine months in 2012 and 2013, represented 42% and 43% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.5	23.7	26.1	24.4
Gross profit	74.5	76.3	73.9	75.6
Operating expenses:
Distributor commissions	41.7	44.1	42.4	43.0
Selling, general and administrative expenses	24.2	22.7	23.8	24.7
Depreciation and amortization	0.1	0.1	0.1	0.2
Total operating expenses	66.0	66.9	66.3	67.9
Income from operations	8.5	9.4	7.6	7.7
Other income (expense), net	(0.3)	0.1	(0.3)	–
Income before income taxes	8.2	9.5	7.3	7.7
Income tax provision	0.2	0.2	0.2	0.2
Net income	8.0%	9.3%	7.1%	7.5%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2013		2012		2013

North America	$463	5.0%	$577	4.1%	$1,432	4.9%	$1,631	4.9%
Hong Kong	6,722	72.0	11,199	79.0	20,990	71.4	25,013	74.8
China	385	4.1	158	1.1	759	2.6	529	1.6
Taiwan	481	5.2	858	6.0	1,440	4.9	2,213	6.6
South Korea	57	0.6	255	1.8	222	0.7	488	1.5
Japan	41	0.4	27	0.2	128	0.4	80	0.2
Russia	1,113	11.9	1,050	7.4	4,201	14.3	3,282	9.8
Europe	71	0.8	53	0.4	231	0.8	190	0.6
Total	$9,333	100.0%	$14,177	100.0%	$29,403	100.0%	$33,426	100.0%

Net sales were $14.2 million for the three months ended September 30, 2013 compared with $9.3 million for the comparable period a year ago, an increase of $4.8 million, or 52%. Hong Kong net sales increased $4.5 million, or 67%, over the comparable period a year ago. The increase can be attributable to the year-long marketing campaign and in-market activities designed to reward our members with additional cash bonuses, prizes and advancement in our international recognition program, which we refer to as the Supreme Bonus program. A similar incentive program during the prior year ended in June. During the current year quarter we also introduced a price increase on our Alura by NHT Global™ product in Hong Kong, Russia and North America, which may have pulled forward orders that would have taken place after the quarter ended.

Outside of our Hong Kong business, net sales elsewhere increased $367,000, or 14%, for the three months ended September 30, 2013, as compared to the same period in 2012. This increase is mainly due to additional sales and marketing programs offered by our Taiwan and South Korean businesses.

Net sales were $33.4 million for the nine months ended September 30, 2013 compared with $29.4 million for the comparable period a year ago, an increase of $4.0 million, or 14%.  Hong Kong net sales increased $4.0 million, or 19%, over the comparable period a year ago. The sales increase is also mainly attributable to, as described above, the nature of the recognition system incentive programs. Since our 2013 Supreme Bonus program is a 12-month program, we continue to realize increased sales as members strive to reach the milestones set forth in the program. The prior year Super Bonus program concluded in June and the sales momentum generated during the first half of the year did not continue.

Outside of our Hong Kong business, net sales elsewhere totaled $8.4 million for the nine months ended September 30, 2013, the same as the comparable period in 2012. A decrease in the Russian market was substantially offset by increases in both Taiwan and South Korea.

As of September 30, 2013, the operating subsidiaries of the Company had 22,500 active distributors, compared to 20,600 active distributors at September 30, 2012. As of September 30, 2013, the Company had deferred revenue of $1.5 million, of which $1.4 million pertained to product sales and $171,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 76.3% of net sales for the three months ended September 30, 2013 compared with 74.5% of net sales for the three months ended September 30, 2012. The gross profit margin percentage increase is attributable to lower fees paid to our third-party service provider in Russia and less importation costs incurred in the Russian market as a percentage of overall net sales, which occurs when sales from the Russian market comprise a lower percentage of our overall net sales. Additionally, the increase is attributable to the introduction of new higher margin products in Hong Kong in late 2012 and early 2013.

Gross profit was 75.6% of net sales for the nine months ended September 30, 2013 compared with 73.9% of net sales for the nine months ended September 30, 2012. The margin increase for the nine month period was also mainly due to, as described above, lower fees paid to our third-party service provider in Russia, less importation costs incurred in the Russian market as a percentage of overall net sales, as well as higher margin product introductions that have occurred in Hong Kong since the end of the second quarter of 2012. Also, the price increase on Premium Noni Juice™ effective mid-June 2012 in Hong Kong contributed to the margin improvement.

Distributor Commissions

Distributor commissions were 44.1% for the three months ended September 30, 2013, compared with 41.7% for the comparable period a year ago, and 43.0% of net sales for the nine months ended September 30, 2013, compared with 42.4% for the comparable period a year ago. The increase as a percent of net sales during the third quarter is due to the 12-month incentive program around our international recognition program, called the Supreme Bonus program. A comparable program in the prior year concluded at the end of the second quarter, which similarly resulted in distributor commissions as a percentage of net sales around 44% during that particular period. On a year to date basis, the commission rate is more closely aligned due to the six month incentive program offered during the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.2 million for the three months ended September 30, 2013, compared with $2.3 million for the comparable period a year ago. Selling, general and administrative expenses increased by $961,000, or 43%, mainly due to the following:

●

An aggregate $513,000 increase in employee-related costs primarily resulting from employee incentive programs, new hires in Hong Kong and Russia during the latter half of the prior year, and higher employee travel costs for both incentive trips and training programs;

●	Credit card fees and assessments increased $148,000 due to higher net sales during the period; and
●	Professional fee adjustments totaling $144,000 recognized in the prior year third quarter.

Selling, general and administrative expenses were $8.3 million for the nine months ended September 30, 2013, compared with $7.0 million for the comparable period a year ago. Selling, general and administrative expenses increased by $1.3 million, or 18%, mainly due to the following:

●

An aggregate $657,000 increase in employee-related costs primarily resulting from employee incentive programs, new hires in Hong Kong and Russia during the latter half of the prior year, and higher employee travel costs for both incentive trips and training programs;

●	Credit card fees and assessments increased $132,000 due to higher net sales during the period;
●	Professional fee adjustments totaling $144,000 recognized in the prior year third quarter;
●	Higher rent expense totaling $57,000 for office space in Dallas and Beijing; and
●	Professional fees totaling $20,000 for development of the Ukraine and Kazakhstan markets during the first quarter of 2013.

Other Income (Expense), Net

Loss on foreign exchange was $92,000 for the nine months ended September 30, 2012 due to impact of strengthening currencies (against the U.S. dollar) earlier in the year on inter-company balances, namely the European euro and Russian ruble. The Company took certain steps during the second quarter to mitigate its exposure to the European euro going forward. A loss on foreign exchange totaling $6,000 was recognized in the first nine months of 2013.

Income Taxes

An income tax provision of $21,000 and $49,000 was recognized during the three and nine months ended September 30, 2013, respectively, related to our operations outside the United States. An income tax provision of $15,000 and $41,000 was recognized during the three and nine months ended September 30, 2012, respectively. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At September 30, 2013, the Company’s cash and cash equivalents totaled $9.1 million. Total cash and cash equivalents increased by $4.9 million from December 31, 2012 to September 30, 2013.

At September 30, 2013, the ratio of current assets to current liabilities was 1.21 to 1.00 and the Company had working capital of $2.0 million. Current liabilities included deferred revenue of $1.5 million that consisted of unamortized enrollment package revenues and unshipped orders. The ratio of current assets to current liabilities, excluding deferred revenue, is 1.46 to 1.00. Working capital as of September 30, 2013 increased $2.4 million compared to that as of December 31, 2012 due to cash generated from operations.

Cash provided by operations for the first nine months of 2013 was $5.1 million, compared with $1.6 million in the comparable period of 2012. The increase in operating cash flows results primarily from the net sales increase over the same period in the prior year, as well as better inventory management during the third quarter this year and the timing difference of cash outlays associated with the incentive programs surrounding our international recognition program.

Cash flows used in investing activities totaled $139,000 for the first nine months of 2013. As a result of increased sales in South Korea, an additional cash deposit in the amount of $82,000 was required to be held by a certain South Korean credit card processing company. Cash provided by investing activities for the first nine months of 2012 was $405,000, which resulted from a $493,000 decrease in restricted cash. In April 2010, the Company’s primary credit card processing company required that the Company gradually increase to and maintain the reserve balance at $500,000. The Company reached the necessary reserve requirement during the second quarter of 2011. One-half of the reserve balance was returned to the Company in January 2012 and the remainder was returned in May 2012.

Cash flows used in financing activities during the first nine months of 2013 was limited to the repurchase of common stock in accordance with the Rule 10b5-1 plan authorized by the Board of Directors on August 13, 2012 to purchase 100,000 shares of its common stock on behalf of its non-officer, overseas employees. Such purchases totaled $32,000. No financing activities occurred during the first nine months of 2012.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, as well as those used in the determination of liabilities related to sales returns and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at September 30, 2013 include the following:

Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2012 and September 30, 2013, the Company’s inventory value was $867,000 and $1.2 million, respectively, net of reserves of $72,000 and zero, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill. In accordance with accounting principles generally accepted in the United States of America, the value of residual goodwill is not amortized, but is tested at least annually for impairment. The Company first assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. At December 31, 2012 and September 30, 2013, goodwill of $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped. The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 4% of sales. Sales returns were 2% of sales for each of the nine month periods ended September 30, 2012 and 2013. The allowance for sales returns was $181,000 and $352,000 at December 31, 2012 and September 30, 2013, respectively. No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $647,000 and $1.4 million at December 31, 2012 and September 30, 2013, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2012 and September 30, 2013, enrollment package revenue totaling $189,000 and $171,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During each of the nine month periods ended September 30, 2012 and 2013, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases, as Trustee, of shares of its common stock during the quarter ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

July 1–31, 2013	2,645	$1.00	66,765	77,665
August 1–31, 2013	2,800	1.18	69,565	74,865
September 1–30, 2013	2,800	1.66	72,365	72,065

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

NATURAL HEALTH TRENDS CORP.

Date: November 6, 2013	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Number	EXHIBIT INDEX Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation