Form 10-K
period 2013-12-31
NATURAL HEALTH TRENDS CORP
filed 2014-03-07
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 28, 2013: $6,903,264

At February 28, 2014, the number of shares outstanding of the registrant’s common stock was 11,448,571 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NATURAL HEALTH TRENDS CORP.
Annual Report on Form 10-K
December 31, 2013

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

Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia. In June and December 2013, we opened marketing centers in Almaty, Kazakhstan and Odessa, Ukraine, respectively, through our engagement with our Russian service provider. The Kazakhstan and Ukraine centers opened for sales and distribution purposes in September 2013 and February 2014, respectively.

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

Available Information

We maintain executive offices at 4514 Cole Avenue, Suite 1400, Dallas, Texas 75205 and our telephone number is (972) 241-4080. Our website is located at www.naturalhealthtrendscorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports are available, free of charge, on our website as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Our Code of Ethics for Senior Financial Officers can also be found on our website. The information provided on our website should not be considered part of this report. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

●

Premium Noni Juice™ is a reconstituted morinda citrifolia fruit juice, made from organic noni puree. Noni is a fruit native in the Samoan Islands of the South Pacific. Marketed as a refreshing and energizing beverage, its natural flavor has been enhanced with white grape concentrate, concord grape concentrate, pineapple juice puree and other natural flavors.

●

Triotein™ is a lactose-free whey protein powder that provides amino acid substrates needed to stimulate the body’s production of an anti-oxidant, intracellular glutathione peroxidase, in an effort to optimize the body’s ability to increase immunity.

●	Cluster X2™ is a product created for increased and more efficient cell hydration, improved cellular function and communication and release of cellular toxins.

●

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

●

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

●

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

●

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

●

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

●

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

●

HerBalance™ is a daily supplement rich in Gamma linolenic acid, isoflavones, vitamins and herbal extracts to improve menopausal symptoms, increase energy and support healthy blood circulation in women.

●

LivaPro is an excellent combination of traditional Chinese herbals and modern scientific technology. It consists of eight Chinese herbal ingredients including Ganoderma, Lycii Fructus, Ligustrum lucidum, Pueraria, and more. It is all natural and great for supporting healthy liver function.

●

Cordyceps Mycelia CS-4 is one of NHT Global’s formulations centered around traditional Chinese herbal benefits. The unique combination of Cordyceps Mycelia and Agaricus Blazei help improve kidney function and improve quality of life.

NHT Global Beauty, the skincare product line, includes:

●

Skindulgence™ 30-Minute Non-Surgical Facelift System is a skin care system that includes a daily cleanser and moisturizer, as well as a specialty mask to lift and reduce the appearance of fine lines and wrinkles in just 30 minutes and after just one use. The 30-Minute Non-Surgical Facelift is designed to help tone and firm facial muscles as it dries and tightens on the skin.

●

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

●

BioCell™ is a patented skincare treatment product providing hydration and skin brightening. The patented bio-cellulose mask material helps BioCell’s essence gel penetrate deep into the skin, locking in moisture and resulting in a more even skin tone, skin clarity and providing the nutrition a user’s skin needs to maintain a youthful glow.

●

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

●

Soothe™ is an all-over body cream ideal for use in extreme and harsh weather conditions. When used daily it softens, smoothes and helps alleviate dryness and redness associated with chapped, chafed skin.

NHT Global Lifestyle, the lifestyle enhancing product line, includes:

●	Alura™ by NHT Global is an intimacy enhancing cream for women.

●	Valura™ is topical male intimacy enhancing gel to improve and stimulate male sexual performance and desire.

●	La Vie™ is an energy-boosting dietary supplement with a proprietary herbal blend and natural flavors formulated to increase energy and vitality and assist with mental clarity and focus.

In addition, some of our subsidiaries offer products specific to their local markets.

NHT Global continuously sources unique, proprietary and immediate impact products to offer to our members and customers. Product development is an ongoing process at NHT Global that is fueled by marketplace trends and new scientific findings and research.

Working closely with raw material manufacturers and leading domestic and international contract manufacturers, NHT Global’s mission is to co-develop and bring to market the highest quality products. Our manufacturers are primarily located in the United States, as well as a few in Asia. Our raw materials (including botanical ingredients) are sourced from reputable suppliers around the world. In addition, raw material Certificates of Analysis are reviewed in our effort to assure that the appropriate testing has been performed and are within ingredient specification requirements.

Operations of the Business

Operating Strategy

Our objective is to help our members succeed in achieving their life objectives; be it personal health, beauty, happiness or financial security. The Company consists of professionals who focus on assisting our members in attaining their goals.

We believe that, since early 2010, we have completely changed our corporate identity and are building a competitive business model applicable to the markets in which we operate based on six key competencies:

●

Our field leaders are experienced and culturally coherent. They work effectively with the Company’s management, implementing our strategies and providing continuous feedback to improve the Company’s services. Most of them have been with the Company for eight years or more and are fiercely loyal to the Company.

●

The Company has implemented a commission structure that makes it as easy as possible to join the Company’s business, while giving existing members a chance to start making money as quickly as possible in a number of different ways.

●

We have developed and rolled out a comprehensive training system that provides a complete career path appropriate for our members. Our training material covers the needs of all of our members, be they prospects, new recruits, product evangelists, sales leaders or dream builders.

●

The continuously improving mentality and methodology we have instilled in our field leaders and personnel have not only distinguished us as an organization, but have also given us a constant flow of information as to how we can do better to service our members.

●	We have developed a year-round, multi-faceted promotional plan that targets different segments of our membership and has proven most effective in the last few years.
●

Last, but perhaps most importantly, a discipline and capability has been established to continue launching high-quality consumer products that are designed to facilitate the accomplishment of our corporate objective.

Sourcing of Products

Our corporate staff works with research and development personnel of our manufacturers and other prospective vendors to create product concepts and develop the product ideas into actual products. We then enter into supply agreements with the vendors pursuant to which we obtain rights to sell the products under private labels (or trademarks) that are owned by us. Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2013. In addition, some of our local markets introduce their own products from time to time and these products are sometimes adopted by our other markets.

We or certain of our subsidiaries generally purchase finished goods from manufacturers and sell them to our distributors for their resale or personal consumption. Two Harbors Trading Company (for Premium Noni Juice™) and 40Js LLC (for Alura™) are our most significant vendors, accounting for a majority of our product purchases. We believe that in the event we are unable to source products from our current or alternate suppliers, our revenue, income and cash flow could be adversely and materially impacted. We have a contract with Two Harbors Trading Company that has annual renewal rights and a contract with 40Js LLC through July 2016.

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

	December 31,
	2012	2013

North America	1,310	1,720
Hong Kong	14,130	20,190
Taiwan	1,350	1,710
South Korea	270	510
Japan	150	150
Russia and Kazakhstan	3,100	2,970
Europe	370	270
Total	20,680	27,520

NHT Global distributors must agree to the terms and conditions of our distributor agreement posted on our website and generally pay an annual enrollment fee. The distributor agreement sets forth our policies and procedures, and we may elect to terminate a distributor for non-compliance.

We pay commissions to eligible NHT Global distributors based on product purchases by such distributors’ down-line distributors during a given commission period. To be eligible to receive commissions, distributors in some countries may be required to make nominal monthly or other periodic purchases of products. See “Working with Distributors.”

Distributors generally place orders through the internet and pay by credit card prior to shipment. Accordingly, we carry minimal accounts receivable and credit losses are historically minimal.

We sponsor promotional meetings and motivational training events for current and potential NHT Global distributors. These events are designed to inform prospective and existing distributors about both existing and new product lines, selling techniques and serve as a venue for recognition of distributor accomplishments. Distributors typically share their direct selling experiences, their individual selling styles and their recruiting methods at these promotional or training events. Prospective distributors are educated about the structure, dynamics and benefits of the direct selling industry. We are continually developing or updating our marketing strategies and programs to motivate our distributors. These programs are designed to increase distributors' monthly product sales and the recruiting of new distributors in their down-lines.

Management Information Systems

The NHT Global business uses a proprietary web-based system to process orders and to communicate bonus volume activity and commissions to distributors. Other than this proprietary system, we have not fully automated and integrated other critical business processes such as inventory management. We have automated a substantial amount of our financial reporting processes through implementation of Oracle’s E-Business Suite.

Employees

At December 31, 2013, we employed 99 total full-time employees worldwide, of which 13 were located in the United States, 56 in Hong Kong and China, 14 in Taiwan, nine in Commonwealth of Independent States (Russia, Kazakhstan and Ukraine), three in South Korea, three in Europe, and one in Japan.

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

Intellectual Property

Most of our products are packaged under a "private label" arrangement. We have obtained or applied for trademark registration for certain names, logos and various product names in several countries in which we are doing business or considering expanding. We also rely on common law trademark rights to protect our unregistered trademarks. These common law trademark rights do not provide us with the same level of protection as afforded by a United States federal trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually utilized, while a United States federal registration of a trademark enables the registrant to discontinue the unauthorized use of the trademark by a third party anywhere in the United States even if the registrant has never used the trademark in the geographic area where the trademark is being used; provided, however, that the unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark within that geographic area.

We have a foreign holding and operating company structure for our non-United States businesses, which involves the division of our United States and non-United States operations. Under this structure, we and some of our United States subsidiaries have granted an exclusive license to some of our non-United States subsidiaries to use outside of the United States all of their intangible property, including trademarks, trade secrets and other proprietary information.

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

Compensation Plans

NHT Global employs what is commonly referred to as a binary compensation plan, enhanced with certain unilevel features. Under the NHT Global compensation plan, distributors are paid weekly commissions for product purchases by their down-line distributor network across all geographic markets, except China, where we maintain an e-commerce retail platform and do not pay any commissions. This “seamless” compensation plan enables a distributor located in one country to sponsor other distributors located in other countries. Currently, there are basically two ways in which NHT Global distributors can earn income:

●

Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

●	Through commissions paid on product purchases made by their down-line distributors.

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale price. As the distributor’s business expands, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payout may be limited to a hard cap in terms of a specific percentage of the total product sales. In some markets, commissions may be further limited.

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.

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

●

Teleconferences – we hold teleconferences with company management and associate field leadership on various subjects such as technical product discussions, distributor organization building and management techniques.

●

Internet – we maintain a website at www.nhtglobal.com. On this website, the user can read company news, learn more about various products, sign up to be a distributor, place orders, and track the fulfillment and delivery of their orders.

●	Product Literature – we offer a variety of literature to distributors, including product catalogs, informational brochures, pamphlets and posters for individual products.

●	Broadcast E-mail and Text Messages – we send announcements via e-mail and/or text messages to all active distributors.

●	Social Media tools – in some countries we maintain country-specific social media sites to foster a community environment around our product offering and business opportunity.

Technology and Internet Initiatives

We believe that the internet is important to our business as more consumers communicate online and purchase products over the internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our distributors to take advantage of the internet. Substantially all of our sales take place via the internet. NHT Global offers a global web page that allows a distributor to have a personalized website through which he or she can sell products in all of the countries in which we do business. Links to these websites can be found at our main website for distributors at www.nhtglobal.com. The information provided on these websites should not be considered part of this report.

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

Government Regulations

Direct Selling Activities

Direct selling, or multi-level marketing, activities are regulated by various federal, state and local governmental agencies in the United States and other countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high-pressure recruiting methods and/or do not involve legitimate products. The laws and regulations in our current markets often:

●	impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and distributors;

●	require us or our distributors to register with governmental agencies;

●	impose reporting requirements; and

●

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

The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  These regulations may require us to either modify a product or refrain from selling the product in a given market. As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether.  Because of negative publicity associated with some supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In general, the regulatory environment is becoming more complex with increasingly strict regulations each year.

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

Most of our major markets also regulate advertising and product claims regarding the efficacy of products. This is particularly true with respect to our dietary supplements because we typically market them as foods or health foods. For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which we operate have not adopted similar legislation, although we may be subject to more restrictive limitations on the claims we can make about our products in these markets.

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

Product Warranties and Returns

NHT Global refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. Our return policies typically conform to local laws or the recommendation of the local direct selling association. In most cases, distributors who timely return unopened product that is in resalable condition may receive a refund. The amount of the refund may be dependent on the country in which the sale occurred, the timeliness of the return, and any applicable re-stocking fee. NHT Global must be notified of the return in writing and such written requests would be considered a termination notice of the distributorship. From time to time, we may alter our return policy in response to special circumstances.

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

Unless we are able to at least maintain revenues, control expenses and achieve positive cash flows, our ability to support our obligations could be impaired and our liquidity could be adversely affected and our solvency and our ability to repay our debts when they come due could be threatened.  We may need to seek additional debt or equity financing on acceptable terms in order to improve our liquidity.  However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders.

The anti-dilution provisions of warrants to purchase 1,375,952 shares of our common stock would, if triggered, cause substantial dilution and may, therefore, make it particularly difficult to obtain new equity financing.  The warrants were originally issued under a Securities Purchase Agreement dated October 19, 2007.  The warrants have an exercise price of $3.52 per share, subject to certain anti-dilution provisions that reduce the exercise price and increase the number of shares underlying the warrants if we issue common stock or equivalent securities below the exercise price for the warrants (with certain transactions exempted).  These warrants expire on April 21, 2015.

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

In 2012 and 2013, approximately 70% and 77% of our revenue, respectively, was generated in Hong Kong.  Most of our Hong Kong revenues are derived from the sale of products that are delivered to members in China.  This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

In contrast to our operations in other parts of the world, we have not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license that we do not have, and has also adopted anti-multilevel marketing legislation.   We operate an e-commerce direct selling model in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong.   Products purchased by members in China are delivered by us to one or more third parties that act as the importers of record under agreements to pay applicable duties.   In addition, through a Chinese entity, we sell products in China using an e-commerce retail model.  The Chinese entity operates separately from the Hong Kong entity, although a Chinese member may elect to participate separately in both.

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

The number and productivity of our distributors could be harmed by several factors, including:

●	adverse publicity or negative perceptions regarding us, our products, our method of distribution or our competitors;
●	lack of interest in, or the technical failure of, existing or new products;
●	lack of interest in our existing compensation plan for distributors or in enhancements or other changes to that compensation plan;
●	our actions to enforce our policies and procedures;
●	regulatory actions or charges or private actions against us or others in our industry;
●	general economic and business conditions;
●	changes in management or the loss of one or more key distributor leaders;
●	entry of new competitors, or new products or compensation plan enhancements by existing competitors, in our markets; and
●	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain distributors in such market.

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

A significant expense is the payment of compensation to our distributors, which represented approximately 42% and 46% of net sales during 2012 and 2013, respectively.  We compensate our distributors by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.

Our compensation plan includes a cap that may be enforced on distributor compensation paid out as a percentage of product sales.  There can be no assurance that enforcement of this cap will ensure profitability (which depends on many other factors).  Moreover, enforcement of this cap could cause key distributors affected by the cap to leave and join other companies.

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

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets.  This could be particularly detrimental to us if we have to change or modify the way we conduct business in markets that represent a significant percentage of our revenue.  For example, the Federal Trade Commission (the “FTC”) released a proposed New Business Opportunity Rule in April 2006.  As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours.  However, in November 2011, the FTC issued a final rule that does not apply to multi-level marketing companies that do not represent that they or another designated person will do any of the following:  (a) provide locations for the operation of equipment, displays, vending machines or similar devices owned, leased, controlled or paid for by the purchaser of the opportunity; (b) provide outlets, accounts, or customers (including but not limited to internet outlets, accounts, or customers) for the purchaser’s goods or services (advertising and general advice about business development and training is not considered as “providing locations, outlets, accounts, or customers”); or (c) buy back any or all of the goods or services that the purchaser makes or provides.  As we understand the final regulation, the Company does not make any of these representations and therefore is not covered by the final rule, which took effect on March 1, 2012.

Challenges by third parties to the form of our business model could harm our business.

We are also subject to the risk of private party challenges to the legality of our direct selling system.  The regulatory requirements concerning direct selling systems do not include “bright line” rules and are inherently fact-based and subject to judicial interpretation. An adverse judicial determination against us with respect to our direct selling system, or in proceedings not involving us directly but which challenge the legality of other direct selling marketing systems, could have a material adverse effect on our business.  There is also risk that challenges and settlements involving other parties could provide incentives for similar actions by distributors against us and other direct selling companies.  Moreover, challenges to our business system and operations in important markets may come from short sellers, hedge funds and other investors.  Other companies in our industry have recently faced such challenges.  Any challenges regarding us or others in our industry could harm our business if such challenges result in the investigation of our business model and operations or the imposition of any fines or damages on our business, create adverse publicity, increase scrutiny of our industry, detrimentally affect our efforts to recruit or motivate distributors and attract customers, or interpret laws in a manner inconsistent with our current business practices.

Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets.

The formulation, manufacturing, packaging, labeling, importation, advertising, distribution, sale and storage of certain of our products are subject to extensive regulation by various federal agencies, including the Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission and the United States Department of Agriculture and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  For example, the FDA requires us and our suppliers to meet relevant current good manufacturing practice (cGMP) regulations for the preparation, packing and storage of foods and over-the-counter (OTC) drugs.  We are also now required to report serious adverse events associated with consumer use of certain of our products.  Other laws and regulations govern or restrict the claims that may be made about our products and the information that must be included and excluded on labels.

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

Failure by our distributors or us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business.  If we are not able to satisfy the various regulations, then we would have to cease sales of that product in that market.  In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in significant loss of revenues.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, could have on our business.  These potential effects could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional recordkeeping and reporting requirements, expanded documentation of the properties of certain products, expanded or different labeling, or additional scientific substantiation.  Any or all of these requirements could have a material adverse effect on our business, financial condition, or results of operations.

New regulations governing the marketing and sale of nutritional supplements could harm our business.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements.  Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements.  We face similar pressures in our other markets.  In the United States, effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) that require disclosure of material connections between an endorser and the company they are endorsing and do not allow marketing using atypical results.  The requirements and restrictions of the revised Guides may diminish the impact of our marketing efforts and negatively impact our sales results.  If we or our distributors fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

Regulations governing the production and marketing of our personal care products could harm our business.

Our personal care products are subject to various domestic and foreign laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug.  A determination that our cosmetic products impact the structure or function of the human body, or improper marketing claims by our distributors, may lead to a determination that such products require pre-market approval as a drug.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our products and/or required to adjust our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our personal care products or impose additional burdens or requirements on the contents of our personal care products or require us to reformulate our products.

If we are found not to be in compliance with good manufacturing practices our operations could be harmed.

FDA regulations on good manufacturing practices and adverse event reporting requirements for the nutritional supplement industry are in effect and require good manufacturing processes for us and our vendors, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.   We are also now required to report serious adverse events associated with consumer use of our products.  Our operations could be harmed if regulatory authorities make determinations that we or our vendors are not in compliance with the new regulations.  A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain of our products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

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

Our distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if distributors were our own employees.  As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures.  Extensive federal, state and local laws regulate our business, our products and our network marketing program.  Because we have expanded into foreign countries, our policies and procedures for our distributors differ due to the different legal requirements of each country in which we do business.  While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with our trademarks and trade names, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status.  Given the size and diversity of our distributor force, we experience problems with distributors from time to time, especially with respect to our distributors in foreign markets.  Distributors often desire to enter a market, before we have received approval to do business, to gain an advantage in the marketplace.  Improper distributor activity in new geographic markets could result in adverse publicity and can be particularly harmful to our ability to ultimately enter these markets.  Violations by our distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation.  In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our distributors.  If any of these events occur, our business, financial condition, or results of operations could be materially adversely affected.

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

We have a limited product line.

We offer a limited number of products under our NHT Global brand.  Our Premium Noni Juice™ and Alura™ products each account for a significant portion of our total revenue and, together, account for a majority of our total revenue.  If demand for these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source (we currently source each from single suppliers) or deliver these products, or we cease offering any of these products for any reason without a suitable replacement, our business, financial condition and results of operations could be materially and adversely affected.

We rely on a limited number of independent third parties to manufacture and supply our products.

All of our products are manufactured by a limited number of independent third parties.  There is no assurance that our current manufacturers will continue to reliably supply products to us at the level of quality we require.   If a key manufacturer suffers liquidity or experiences operations problems assisting with our products, our results could suffer.  In the event any of our third-party manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement manufacturing sources or replacement products.  There is no assurance that we will be able to obtain alternative manufacturing sources or products or be able to do so on a timely basis.  An extended interruption in the supply of certain of our products may result in a substantial loss of revenue.  In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on revenue or result in increased product returns.

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

Also, it is difficult to assess the extent to which our products and sales techniques would be accepted or successful in any given country.  In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those elsewhere.  We may be required to reformulate certain of our products before commencing sales in a given country.  Once we have entered a market, we must adhere to the regulatory and legal requirements of that market.  No assurance can be given that we would be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers.  The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.  There can be no assurance that we would be able to obtain and retain necessary permits and approvals.

In many markets, other direct selling companies already have significant market penetration, the effect of which could be to desensitize the local distributor population to a new opportunity or to make it more difficult for us to recruit qualified distributors. There can be no assurance that, even if we are able to commence operations in foreign countries, there would be a sufficiently large population of potential distributors inclined to participate in a direct selling system offered by us.  We believe our future success could depend in part on our ability to seamlessly integrate our business methods, including distributor compensation plan, across all markets in which our products are sold.  There can be no assurance that we would be able to further develop and maintain a seamless compensation program.

Currency exchange rate fluctuations could lower our revenue and net income.

In 2012 and 2013, approximately 95% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure, mainly to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble and European euro, represented approximately 25% and 18% of our revenue in 2012 and 2013, respectively.  Our foreign currency exchange rate exposure may increase in the near future as our Greater China, Russia and European subsidiaries expand operations and we develop new markets.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.

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

We have adopted transfer pricing agreements with our subsidiaries to regulate inter-company transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of distributor compensation. We believe that we operate in compliance with all applicable transfer pricing laws, and we intend to continue to operate in compliance with such laws.  However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws would not be modified, which, as a result, may require changes in our operating procedures or otherwise may have a material adverse effect on our financial results or operations.

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

We have been a party to lawsuits and other proceedings in the past.  Prosecuting and defending potential litigation and other governmental proceedings may require significant expense and attention of our management.  There can be no assurance that the significant money, time and effort spent will not adversely affect our business, financial condition and results of operations.

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

Currently, we do not have product liability insurance, although the insurance carried by our suppliers may cover certain product liability claims against us.  As a marketer of dietary supplements, cosmetics and other products that are ingested by consumers or applied to their bodies, we may become subjected to various product liability claims, including that:

●	our products contain contaminants or unsafe ingredients;
●	our products include inadequate instructions as to their uses; or
●	our products include inadequate warnings concerning side effects and interactions with other substances.

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

We continue to review and develop controls and procedures sufficient to accurately report our financial performance on a timely basis.  If we do not develop and implement effective controls and procedures, we may not be able to report our financial performance on a timely basis and our business and stock price would be adversely affected.

If we fail to achieve and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  We are required to provide management’s assessment of internal controls in conjunction with the filing of this report.  As disclosed under Item 9A of this report, our management concluded that our internal control over financial reporting was effective at December 31, 2013.  In the future, our continued assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K.  We believe, at the current time, that we are taking appropriate steps to mitigate these risks.  However, disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.

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

Although we believe that the members of our software development team have the qualifications, know-how and experience to perform the necessary software development and other information technology services, there can be no assurance that there will not be delays or interruptions in these services.  An interruption or delay in availability of these services could, if it lasted long enough, prevent us from accepting orders, cause distributors to leave our business, or otherwise materially adversely affect our business.

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

Moreover, hackers could attack our system seeking to retrieve personal or confidential information of ours or of third parties, such as credit card information used to purchase our products on-line.  Although we take steps to prevent such loss of information, there can be no assurance that our system will not be successfully hacked.  Laws in the United States and other jurisdictions where we do business require prompt notice of any such loss of information.  Failure to comply with those reporting obligations could result in material penalties.  In addition, if our system were hacked, we could incur material costs in investigating the incidents and could be liable for damages.  Any such damages may or may not be covered by insurance.

Terrorist attacks, cyber-attacks, acts of war, epidemics or other communicable diseases or any other natural disasters may seriously harm our business.

Terrorist attacks, cyber-attacks, or acts of war or natural disasters may cause damage or disruption to us, our employees, our facilities and our distributors and customers, which could impact our revenues, expenses and financial condition.  The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, such as the Chinese objection to the Taiwan independence movement and its resultant tension in the Taiwan Strait, could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.  Additionally, natural disasters less severe than the Indian Ocean tsunami that occurred in December 2004 may adversely affect our business, financial condition and results of operations.

Because our systems, software and data reside on third-party servers, our access could be temporarily or permanently interrupted.

Beginning in 2012, most of our systems, software and data reside in the “cloud” on third-party servers to which we have contractual access.  Cyber-attacks or hacking on these servers unrelated to us, or system or hardware failures experienced by the third party vendor, could result in disclosure of or damage to our systems, software and data.  Moreover, any delay or failure in payment of the third party vendors, disputes with such vendors, or business interruption or failure of the third party vendors could result in loss of or interruption in access to our systems, software or data.  It is possible that our systems, software and data could in the future be moved to servers of different third parties or to our own servers.  Any such move could result in temporary or permanent loss of access to our systems, software or data.  Any protracted loss of such access would materially and adversely affect our business, financial condition and results of operations.

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

Trading of our common stock may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

There is currently a limited market for our common stock and the volume of our common stock traded on any day may vary significantly from one day to another. Our common stock is currently quoted on the OTCQB tier of the OTC Market. Trading in stock quoted on the OTC Market’s OTCQB is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our common stock that is unrelated to operating performance. Moreover, the OTC Market’s OTCQB is not a stock exchange, and trading of securities quoted on the OTC Market’s OTCQB is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. There is no assurance that there will be a sufficient market in our stock, in which case it could be difficult for our stockholders to resell their shares.

The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock.

As of February 28, 2014, we had outstanding 11,448,571 shares of common stock and also (i) 123,693 shares of Series A preferred stock convertible into the same number of shares of common stock and (ii) warrants issued in our October 2007 private placement exercisable for 1,375,952 shares of common stock at an exercise price of $3.52 per share. If these convertible securities are exercised or converted, and the shares of common stock issued upon such exercise or conversion are sold, our common stockholders may experience substantial dilution and the market price of our shares of common stock could decline.  Further, the perception that such convertible securities might be exercised or converted could adversely affect the market price of our shares of common stock.  In addition, holders of our warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable to us than those provided by the warrants.  The anti-dilution provisions of warrants to purchase 1,375,952 shares of our common stock would, if triggered, cause substantial dilution and may, therefore, make it particularly difficult to obtain new equity financing.

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

We lease approximately 3,800 square feet in Dallas, Texas for our corporate headquarters. Outside the United States, we lease office space in Hong Kong, China, Japan, Taiwan and South Korea. We also lease a multi-purposed facility in Zhongshan, China intended to serve the needs of Chinese consumers. We contract with third parties for fulfillment and distribution operations in most of our international markets. Through our Russian service provider, we maintain marketing and distributor centers in Almaty, Kazakhstan, and Odessa, Ukraine. We believe that our existing office space is in good condition, suitable and adequate for the conduct of our business.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

 Part II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the trading symbol “NHTC” on the OTCQB tier of the OTC Market. The following table sets forth the range of the high and low bid quotations of our common stock as reported by the OTC Markets Group, Inc. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2012		2013
	High	Low	High	Low

First quarter	$1.68	$0.65	$1.44	$1.01
Second quarter	1.49	1.15	1.30	0.80
Third quarter	1.49	0.91	2.20	0.93
Fourth quarter	1.32	0.51	3.40	1.86

On February 28, 2014, the last reported closing price of our common stock on the OTCQB was $4.66 per share.

Holders of Record

At February 28, 2014, there were approximately 170 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Dividends

No dividends were ever declared or paid on our common stock prior to the end of fiscal 2013. At December 31, 2013, we had accrued unpaid dividends of $98,000 with respect to the outstanding shares of Series A preferred stock, but such dividends had not been declared and we were under no obligation to pay such accrued dividends except in certain extraordinary circumstances. On March 7, 2014, the Board of Directors declared a dividend on each share of outstanding Series A preferred stock in the amount of $0.81507 per share representing the accrued unpaid dividends from May 4, 2007 through March 7, 2014. Simultaneously, the Board of Directors also declared a dividend of $0.005 on each share of common stock outstanding. All such dividends are payable in cash on April 8, 2014 to stockholders of record on March 28, 2014. Payment of any future dividends on shares of our Series A preferred stock and common stock will be at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	–	$–	1,083
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	1,083

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases, as Trustee, of shares of its common stock during the quarter ended December 31, 2013 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

October 1–31, 2013	2,800	$2.00	75,165	69,265
November 1—30, 2013	2,100	3.31	77,265	67,165
December 1—31, 2013	2,100	3.46	79,365	65,065

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

(c)     The Company, as Trustee, completed its purchases under the Distributor Plan in October 2012, and began purchasing under the Employee Plan in December 2012. Under the initial 10b5-1 plan executed by the Company, as Trustee, with the Board’s authorization, the Company, as Trustee, would not purchase more than 2,800 shares per month. That 10b5-1 plan for the Employee Plan shares was replaced by a new 10b5-1 plan effective November 11, 2013. The Company, as Trustee, will not purchase more than 2,100 shares per month under the new 10b5-1 plan. The current 10b5-1 plan for the Employee Plan shares will expire on November 11, 2014, unless terminated earlier, and the Company, as Trustee, intends at or after that time to enter into a new 10b5-1 plan or plans to complete the Employee Plan purchases authorized by the Board.

Item 6.     SELECTED FINANCIAL DATA

Not applicable under smaller reporting company disclosure rules.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. In most markets, we sell our products to an independent distributor network that either uses the products themselves or resells them to consumers. Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia. In June and December 2013, we opened marketing centers in Almaty, Kazakhstan and Odessa, Ukraine, respectively, through our engagement with our Russian service provider. The Kazakhstan and Ukraine centers also opened for sales and distribution purposes in September 2013 and February 2014, respectively.

Our distributor network operates in a seamless manner from market to market, except for the Chinese market, where we sell to consumers through an e-commerce platform. We believe that each of our operating segments should be aggregated into a single reportable segment as they have similar economic characteristics. Additionally, we believe that each of the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. Our e-commerce retail business in China does not require a direct selling license and allows for discounts on volume purchases. There is no separate segment manager who is held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for the Chinese market on a stand-alone basis. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

As of December 31, 2013, we were conducting business through 27,520 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Currently we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain Commonwealth of Independent States (“CIS”) countries, namely Russia, Ukraine and Kazakhstan.

We generate about 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 77% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Income Statement Presentation

We mainly derive revenue from sales of products, enrollment packages, and shipping charges. Substantially all of our product sales are to independent distributors at published wholesale prices. Product sales are recorded when the products are shipped and title passes to independent distributors, which generally is upon our delivery to the carrier that completes delivery to the distributors. We estimate and accrue a reserve for product returns based on our return policies and historical experience. Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.

Cost of sales consists primarily of products purchased from third-party manufacturers, freight cost for transporting products to our foreign subsidiaries and shipping products to distributors, import duties, packing materials, product royalties, costs of promotional materials sold to the Company’s distributors at or near cost, and provisions for slow moving or obsolete inventories. Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs.

Distributor commissions are typically our most significant expense and are classified as an operating expense. Under our compensation plan, distributors are paid weekly commissions, generally in their home country currency, for product purchases by their down-line distributor network across all geographic markets, except China, where we launched an e-commerce retail platform and do not pay any commissions. This "seamless" compensation plan enables a distributor located in one country to sponsor other distributors located in other countries where we are authorized to conduct our business. Currently, there are basically two ways in which our distributors can earn income:

●

Through retail markups on sales of products purchased by distributors at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

●	Through commissions paid on product purchases made by their down-line distributors.

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Distributor commissions are dependent on the sales mix and, for fiscal 2012 and 2013, represented 42% and 46% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

Selling, general and administrative expenses consist of administrative compensation and benefits (including stock-based compensation), travel, credit card fees and assessments, professional fees, certain occupancy costs, and other corporate administrative expenses. In addition, this category includes selling, marketing, and promotion expenses including costs of distributor training events and conventions, which are designed to increase both product awareness and distributor recruitment. Because our various distributor conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2012	2013

Net sales	100.0%	100.0%
Cost of sales	25.8	23.9
Gross profit	74.2	76.1
Operating expenses:
Distributor commissions	41.9	45.8
Selling, general and administrative expenses	25.1	22.2
Depreciation and amortization	0.1	0.1
Total operating expenses	67.1	68.1
Income from operations	7.1	8.0
Other expense, net	(0.1)	–
Income before income taxes	7.0	8.0
Income tax provision (benefit)	–	0.2
Net income	7.0%	7.8%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2012		2013

North America	$1,816	4.8%	$2,361	4.5%
Hong Kong	26,235	69.9	40,585	77.3
China	1,081	2.9	791	1.5
Taiwan	2,074	5.5	3,387	6.4
South Korea	285	0.8	702	1.3
Japan	168	0.5	106	0.2
Russia and Kazakhstan	5,540	14.8	4,354	8.3
Europe	315	0.8	241	0.5
Total	$37,514	100.0%	$52,527	100.0%

Net sales were $52.5 million for the year ended December 31, 2013 compared with $37.5 million a year ago, an increase of $15.0 million, or 40%.  Hong Kong net sales increased $14.4 million, or 55%, over the prior year.  The increase can be attributable to the year-long marketing campaign and in-market activities designed to reward our members with additional cash bonuses, prizes and advancement in our international recognition program, which we refer to as the Supreme Bonus program. A similar incentive program during the prior year ended in June.

Outside of our Hong Kong business, net sales elsewhere increased $663,000, or 6%, compared with a year ago. A decrease in the Russian market was substantially offset by increases in Taiwan and South Korea, both of which benefited from additional sales and marketing programs offered during 2013.

As of December 31, 2013, the operating subsidiaries of the Company had 27,520 active distributors, compared to 20,680 active distributors at December 31, 2012. Hong Kong experienced an increase of 6,060 active distributors, or 43%, from December 31, 2012 to December 31, 2013.

As of December 31, 2013, the Company had deferred revenue of $2.6 million, of which $1.9 million pertained to unshipped product orders, $449,000 pertained to auto ship advances and $182,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 76.1% of net sales for the year ended December 31, 2013 compared with 74.2% of net sales for the year ended December 30, 2012. The margin increase is attributable to lower fees paid to our third-party service provider in Russia and lower importation costs incurred in the Russian market as a percentage of overall net sales, which occurs when sales from the Russian market comprise a lower percentage of our overall net sales. Additionally, the increase is attributable to the introduction of new higher margin products in Hong Kong in late 2012 and early 2013, as well as a price increase on Premium Noni Juice™ effective mid-June 2012 in Hong Kong.

Distributor Commissions

Distributor commissions were 45.8% of net sales for the year ended December 31, 2013 compared with 41.9% of net sales for the year ended December 31, 2012. The increase is due to the 12-month incentive program around our international recognition program, called the Supreme Bonus program. A comparable program in the prior year concluded at the end of the second quarter, which similarly resulted in distributor commissions as a percentage of net sales around 44% during that particular period. Without such programs during 2013 or the first half of 2012, the year-over-year commission rate would have been roughly the same.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.6 million for the year ended December 31, 2013 compared with $9.4 million for the year ended December 31, 2012. Selling, general and administrative expenses increased by $2.2 million, or 24%, mainly due to the following:

●	An aggregate $749,000 increase in employee compensation-related costs primarily resulting from employee incentive programs and new hires in Hong Kong and Russia during the latter half of 2012;
●	Employee-related travel increased $156,000 due to more support on incentive trips and at training events;
●	Severance cost increased $320,000 primarily due to the accrual of salary and benefit continuation per a terminated employment agreement in December 2013;
●	Credit card fees and assessments increased $404,000 due to higher net sales over the prior year; and
●	Higher professional fees of $261,000 resulting from the development of the Kazakhstan and Ukraine markets as well as professional fee adjustments recognized in the prior year.

Other Expense, Net

Loss on foreign exchange was $125,000 for the year ended December 31, 2012 due to the impact of strengthening currencies (against the U.S. dollar) earlier in the year on inter-company balances, namely the European euro and Russian ruble. The Company took certain steps during the second quarter of 2012 to mitigate its exposure to the European euro going forward. A loss on foreign exchange totaling $32,000 was recognized for the year ended December 31, 2013.

Income Taxes

An income tax provision of $102,000 was recognized for the year ended December 31, 2013 primarily related to our operations outside the United States, compared with an income tax benefit of $24,000 for the year ended December 31, 2012. The Company did not recognize a tax benefit for U.S. tax purposes in either 2012 or 2013 due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At December 31, 2013, the Company’s cash and cash equivalents totaled $14.6 million. Total cash and cash equivalents increased by $2.6 million and $10.3 million during 2012 and 2013, respectively.

At December 31, 2013, the ratio of current assets to current liabilities was 1.25 to 1.00 and the Company had $3.4 million of working capital. Current liabilities included deferred revenue of $2.6 million that consisted of unshipped product orders, auto ship advances and unamortized enrollment package revenues. The ratio of current assets to current liabilities excluding deferred revenue was 1.54 to 1.00. Working capital as of December 31, 2013 increased $3.9 million compared to the Company’s working capital as of December 31, 2012, due to cash generated from operations.

Cash provided by operations during 2013 was $10.7 million compared to $2.2 million during 2012. The increase in operating cash flows results primarily from the net sales increase year over year, as well as an increase in both unshipped orders and outstanding commission checks, and the timing difference of cash outlays associated with the incentive programs surrounding our international recognition program.

Cash flows used in investing activities totaled $292,000 during 2013, of which $210,000 were purchases of property and equipment. During November 2013, we began the build out of a multi-purposed facility in Zhongshan, China intended to serve the needs of Chinese consumers. Accumulated build-out costs for the facility totaled $102,000 during 2013, which was completed in January 2014. Also, as a result of increased sales in South Korea during 2013, additional cash deposits in the amount of $82,000 were required to be held by a certain South Korean credit card processing company. Cash provided by investing activities during 2012 was $397,000, which resulted from a $493,000 decrease in restricted cash. In April 2010, the Company’s primary credit card processing company required that the Company gradually increase to and maintain the reserve balance at $500,000. The Company reached the necessary reserve requirement during the second quarter of 2011. One-half of the reserve balance was returned to the Company in January 2012 and the remainder was returned in May 2012.

Cash flows used in financing activities during 2013 was limited to the repurchase of common stock in accordance with the Rule 10b5-1 plans authorized by the Board of Directors on August 13, 2012 to purchase 100,000 shares of its common stock on behalf of its non-officer, overseas employees. Such purchases totaled $52,000. No significant financing activities occurred during 2012.

On March 7, 2014, the Board of Directors declared a dividend on each share of outstanding Series A preferred stock in the amount of $0.81507 per share representing the accrued unpaid dividends from May 4, 2007 through March 7, 2014. Simultaneously, the Board of Directors also declared a dividend of $0.005 on each share of common stock outstanding. All such dividends are payable in cash on April 8, 2014 to stockholders of record on March 28, 2014. Payment of any future dividends on shares of Series A preferred stock and common stock will be at the discretion of the Company’s Board of Directors.

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

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing. The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock. The term for each of the warrants began six months and one day after their respective issuance and each have an exercise price of $3.52 per share. Such one-year warrants expired unexercised on April 21, 2009 and such five-year warrants expired unexercised on April 21, 2013. Of the seven-year warrants to purchase 1,495,952 shares of common stock, as of February 28, 2014 warrants to purchase 120,0000 shares of common stock were exercised (resulting in gross proceeds of $422,000), leaving warrants to purchase 1,375,952 shares of common stock outstanding. These unexercised warrants expire April 21, 2015 if not previously exercised. Additionally, on May 4, 2013, warrants issued by the Company in a May 2007 private equity placement representing the right to purchase 2,059,307 shares of common stock expired unexercised.

We do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and certain CIS countries, namely Russia, Ukraine and Kazakhstan.

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through March 2018.

In May 2013, the Company entered into an exclusive distribution agreement with one of its suppliers to purchase its product through July 2016. To maintain exclusivity, the Company is required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2013, the Company was in compliance with the exclusivity provision.

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined. In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined. Accrued severance obligations totaling $296,000 as of December 31, 2013 are expected to be paid during 2014.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, revenue recognition, as well as those used in the determination of liabilities related to sales returns, distributor commissions and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at December 31, 2013 include the following:

Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2012 and 2013, the Company’s inventory value was $867,000 and $1.8 million, respectively, net of reserves of $72,000 and zero, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill. In accordance with accounting principles generally accepted in the United States of America, the Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. At December 31, 2012 and 2013, goodwill of $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 3% of sales.  Sales returns were 2% and 1% of sales for the years ended December 31, 2012 and 2013, respectively.  The allowance for sales returns was $181,000 and $504,000 at December 31, 2012 and 2013, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition. Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $384,000 and $1.9 million at December 31, 2012 and 2013, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2012 and 2013, enrollment package revenue totaling $189,000 and $182,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a distributor’s cumulative commission income reaches a certain threshold, a percentage of the distributor’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the distributor.  Such advances were $263,000 and $449,000 at December 31, 2012 and 2013, respectively.

Distributor Commissions. Independent distributors earn commissions based on total personal and group bonus volume points per weekly sales period.  Each of our products are designated a specified number of bonus volume points, which is essentially a percentage of the product’s wholesale price.  The Company accrues commissions when earned and pays commissions on product sales generally two weeks following the end of the weekly sales period.

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Independent distributors may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  The Company estimates and accrues the costs associated with incentives over the duration of the qualification period based on distributor achievement of the qualification requirements. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $1.3 million and $4.0 million at December 31, 2012 and 2013, respectively.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During 2012 and 2013, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Natural Health Trends Corp.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Health Trends Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, PLLC

Dallas, Texas

March 7, 2014

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2012	2013

ASSETS
Current assets:
Cash and cash equivalents	$4,207	$14,550
Accounts receivable	122	134
Inventories, net	867	1,828
Other current assets	641	658
Total current assets	5,837	17,170
Property and equipment, net	121	265
Goodwill	1,764	1,764
Restricted cash	239	328
Other assets	258	300
Total assets	$8,219	$19,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,385	$3,058
Income taxes payable	10	25
Accrued distributor commissions	1,308	3,962
Other accrued expenses	1,688	3,146
Deferred revenue	836	2,569
Deferred tax liability	92	108
Other current liabilities	991	882
Total current liabilities	6,310	13,750
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 138,400 and 123,693 shares issued and outstanding at December 31, 2012 and 2013, respectively; aggregate liquidation value of $308	124	111
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,324,048 and 11,332,771 shares issued and outstanding at December 31, 2012 and 2013, respectively	11	11
Additional paid-in capital	80,584	80,655
Accumulated deficit	(78,708)	(74,619)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(102)	(81)
Total stockholders’ equity	1,909	6,077
Total liabilities and stockholders’ equity	$8,219	$19,827

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2012	2013

Net sales	$37,514	$52,527
Cost of sales	9,685	12,551
Gross profit	27,829	39,976
Operating expenses:
Distributor commissions	15,724	24,053
Selling, general and administrative expenses (including stock-based compensation expense of $94 and $110 during 2012 and 2013, respectively)	9,415	11,634
Depreciation and amortization	45	66
Total operating expenses	25,184	35,753
Income from operations	2,645	4,223
Other expense, net	(39)	(32)
Income before income taxes	2,606	4,191
Income tax provision (benefit)	(24)	102
Net income	2,630	4,089
Preferred stock dividends	(17)	(15)
Net income available to common stockholders	$2,613	$4,074

Income per share of Natural Health Trends – basic	$0.24	$0.36
Income per share of Natural Health Trends – diluted	$0.23	$0.36

Weighted-average number of shares outstanding – basic	10,944	11,154
Weighted-average number of shares outstanding – diluted	11,234	11,331

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2012	2013

Net income	$2,630	$4,089
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3)	21
Comprehensive income	$2,627	$4,110

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2011	138,400	$124	11,326,323	$11	$80,493	$(81,338)	$(99)	$(809)
Net income	–	–	–	–	–	2,630	–	2,630
Repurchase of common stock	–	–	(2,275)	–	(3)	–	–	(3)
Foreign currency translation adjustments	–	–	–	–	–	–	(3)	(3)
Stock-based compensation	–	–	–	–	94	–	–	94
BALANCE, December 31, 2012	138,400	124	11,324,048	11	80,584	(78,708)	(102)	1,909
Net income	–	–	–	–	–	4,089	–	4,089
Conversion of Series A preferred stock	(14,707)	(13)	14,707	–	13	–	–	–
Repurchase of common stock	–	–	(32,660)	–	(52)	–	–	(52)
Issuance of common stock	–	–	26,676	–	–	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	–	21	21
Stock-based compensation	–	–	–	–	110	–	–	110
BALANCE, December 31, 2013	123,693	$111	11,332,771	$11	$80,655	$(74,619)	$(81)	$6,077

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,630	$4,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	66
Stock-based compensation	94	110
Deferred income taxes	(56)	16
Changes in assets and liabilities:
Accounts receivable	(24)	(17)
Inventories, net	236	(974)
Other current assets	(95)	(35)
Other assets	(5)	(38)
Accounts payable	(826)	1,673
Income taxes payable	(1)	16
Accrued distributor commissions	117	2,679
Other accrued expenses	203	1,467
Deferred revenue	(140)	1,738
Other current liabilities	36	(104)
Net cash provided by operating activities	2,214	10,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(96)	(210)
Decrease (increase) in restricted cash	493	(82)
Net cash provided by (used in) investing activities	397	(292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(3)	(52)
Net cash used in financing activities	(3)	(52)

Effect of exchange rates on cash and cash equivalents	(18)	1
Net increase in cash and cash equivalents	2,590	10,343
CASH AND CASH EQUIVALENTS, beginning of period	1,617	4,207
CASH AND CASH EQUIVALENTS, end of period	$4,207	$14,550

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

Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Russia; South Korea; Japan; and Europe, which consists of Italy and Slovenia. In June 2013, we opened a marketing center in Almaty, Kazakhstan through our engagement with our Russian service provider. The center also opened for sales and distribution purposes in September 2013. A similar fully-operational facility opened in Odessa, Ukraine in February 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, revenue recognition, as well as those used in the determination of liabilities related to sales returns, distributor commissions and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

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

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. At December 31, 2012, the reserve for obsolescence totaled $72,000. No such reserve existed at December 31, 2013.

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

Goodwill

In accordance with accounting principles generally accepted in the United States of America, the Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. Considerable management judgment is necessary to measure fair value. We did not recognize any impairment charges for goodwill during the periods presented.

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

The Company and its subsidiaries file income tax returns in the United States, various states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2010, and is no longer subject to state income tax examinations for years prior to 2009. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $125,000 and $32,000 was recognized during 2012 and 2013, respectively.

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

Distributor Commissions

Independent distributors earn commissions based on total personal and group bonus volume points per weekly sales period.  Each of our products are designated a specified number of bonus volume points, which is essentially a percentage of the product’s wholesale price.  The Company accrues commissions when earned and pays commissions on product sales generally two weeks following the end of the weekly sales period.

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Independent distributors may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  The Company estimates and accrues all costs associated with the incentives as the distributors meet the qualification requirements.

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

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2012			2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$2,613			$4,074
Less: undistributed earnings to participating securities	(16)			(31)
Net income allocated to common stockholders	$2,597	10,944	$0.24	$4,043	11,154	$0.36

Effect of dilutive securities:
Non-vested restricted stock	–	290		–	177

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$2,597	11,234	$0.23	$4,043	11,331	$0.36

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Year Ended December 31,
	2012	2013

Warrants to purchase common stock	3,704,854	2,234,994
Non-vested restricted stock	100,000	–

Warrants to purchase 1,495,952 shares of common stock were still outstanding at December 31, 2013. Such warrants expire April 21, 2015.

Certain Risks and Concentrations

A substantial portion of the Company’s sales are generated in Hong Kong (see Note 10). Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. In contrast to the Company’s operations in other parts of the world, the Company has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license that the Company does not have, and has adopted anti-multilevel marketing legislation. The Company operates an e-commerce direct selling model in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered by the Company to one or more third parties that act as the importers of record under agreements to pay applicable duties. In addition, through a Chinese entity, the Company sells products in China using an e-commerce retail model. The Chinese entity operates separately from the Hong Kong entity, although a Chinese member may elect to participate separately in both.

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

The Company’s Premium Noni Juice™ and Alura™ products each account for a significant portion of the Company’s total revenue and, together, account for a majority of our total revenue. The Company currently sources each from single suppliers. If demand for these products decreases significantly, government regulation restricts the sale of these products, the Company is unable to adequately source or deliver these products, or the Company ceases offering any of these products for any reason without a suitable replacement, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220) —Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under U.S. generally accepted accounting principles ("GAAP") to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2012.  The Company’s adoption of the standard on January 1, 2013 did not result in any additional disclosures in its consolidated financial statements for the year ended December 31, 2013.

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

2.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2012	2013

Property and equipment:
Office equipment	$544	$354
Office software	523	533
Furniture and fixtures	49	62
Leasehold improvements	294	256
Construction in progress	–	102
Property and equipment, at cost	1,410	1,307
Accumulated depreciation and amortization	(1,289)	(1,042)
	$121	$265

Other accrued expenses:
Sales returns	$181	$504
Employee-related expense	1,034	1,860
Warehousing and inventory-related expense	301	595
Other	172	187
	$1,688	$3,146

Deferred revenue:
Unshipped product	$384	$1,938
Auto ship advances	263	449
Enrollment package revenue	189	182
	$836	$2,569

Other current liabilities:
Unclaimed checks	$761	$674
Other	230	208
	$991	$882

3.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through March 2018. Rent expense in connection with operating leases was $740,000 and $787,000 during 2012 and 2013, respectively.

Future minimum lease obligations as of December 31, 2013, are as follows (in thousands):

2014	$617
2015	253
2016	40
2017	40
2018	10
Total minimum lease obligations	$960

Purchase Commitment

In May 2013, the Company entered into an exclusive distribution agreement with one of its suppliers to purchase its product through July 2016. To maintain exclusivity, the Company is required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2013, the Company was in compliance with the exclusivity provision.

Employment Agreements

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined. In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined. Accrued severance obligations totaling $296,000 as of December 31, 2013 are expected to be paid during 2014.

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales. At December 31, 2013, non-current other assets include KRW 144 million (USD $137,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to a Registration Rights Agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company was obligated to (i) file a registration statement covering the resale of the maximum number of Registrable Securities (as defined) that is permitted by SEC Guidance (as defined) prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement until all Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act.  The Company timely filed that registration statement covering the shares of common stock underlying the debentures, which have been redeemed, and the one-year warrants, which have expired. At the time, the 1,495,952 shares of common stock underlying the seven-year warrants were not deemed Registrable Securities and were not included in the Registration Statement. If they are subsequently deemed Registrable Securities at a time when a registration statement covering them is required to be effective under the Registration Rights Agreement, and such registration statement is not then effective, then the warrants may be exercised by means of a cashless exercise. The maximum number of shares that could be required to be issued upon exercise of the warrants (whether on a cashless basis or otherwise) is limited to the number of shares indicated on the face of the warrants.  The Company filed a registration statement on November 22, 2013 covering the maximum number of shares that could be required to be issued upon exercise of the warrants, and such registration statement was declared effective on December 5, 2013.  As of December 31, 2013, no contingent obligations have been recognized under registration payment arrangements.

4.     STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value. On May 4, 2007, the Board of Directors designated up to 1,761,900 shares of preferred stock as Series A preferred stock with the following rights and preferences:

●

Priority – the Series A preferred stock shall rank, in all respects, including the payment of dividends and upon liquidation, senior and prior to the common stock and other equity of the Company not expressly made senior or pari passu with the Series A preferred stock (collectively, “Junior Securities”).

●

Dividends –dividends at the rate per annum of $0.119 per share shall accrue from the date of issuance of any shares of Series A preferred stock, payable upon declaration by the Board of Directors. Accruing dividends shall be cumulative; provided, however, that except as set forth below for the liquidation preference, the Company shall be under no obligation to pay such dividends. No dividends shall be declared on Junior Securities (other than dividends on shares of common stock payable in shares of common stock) unless the holders of the Series A preferred stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A preferred stock in an amount at least equal to the greater of (i) the amount of the aggregate accrued dividends on such share of Series A preferred stock and not previously paid and (ii) in the case of a dividend on common stock or any class or series of Junior Securities that is convertible into common stock, that dividend per share of Series A preferred stock as would equal the product of (1) the dividend payable on each share as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of a share of Series A preferred stock.

●

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

●

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

●

Conversion – each share of Series A preferred stock shall be convertible, subject to adjustment only in the event of stock splits, stock dividends, recapitalizations and similar events that would affect all of stockholders, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock as determined by dividing the Series A Original Issue Price by the Series A Conversion Price (as defined) in effect at the time of conversion. The “Series A Conversion Price” shall initially be equal to $1.70. Each share of Series A preferred stock shall automatically be converted into shares of common stock at the then effective conversion price immediately upon such date as the average closing price of the common stock over a consecutive, trailing 6-month period equals or exceeds $10.00 per share.

As of December 31, 2013, 123,693 shares of Series A preferred stock were outstanding. Cumulative unpaid dividends and the liquidation preference relating to the outstanding Series A preferred stock at December 31, 2013 was $98,000 and $308,000, respectively.

Common Stock Purchase Warrants

On May 4, 2007, the Company issued warrants to purchase 2,059,307 shares of common stock as a component of a private equity placement. The warrants were exercisable at any time during the period beginning November 4, 2007 (six months after their issuance) and ending May 4, 2013 (six years after their issuance). The exercise price of the warrants was $5.00 per share. Such warrants expired unexercised on May 4, 2013.

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing. The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock. The term for each of the warrants began six months and one day after their respective issuance and each have an exercise price of $3.52 per share. The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants. If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise. Such one-year warrants expired unexercised on April 21, 2009 and such five-year warrants expired unexercised on April 21, 2013. The remaining warrants to purchase 1,495,952 shares of common stock expire April 21, 2015 if not previously exercised.

5.     STOCK-BASED COMPENSATION

On August 18, 2006, the Compensation Committee of Company’s Board of Directors approved, subject to stockholder approval, the Natural Health Trends Corp. 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company may grant (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights either in tandem with an option or alone and unrelated to an option, or SARs, (vi) performance shares, (vii) award shares, or (viii) stock awards. The 2007 Plan was approved by the Company’s stockholders on November 17, 2006.

The purpose of the 2007 Plan is to enable the Company to attract and retain employees, officers, directors, consultants and advisors; to provide an incentive for them to assist in achieving long-range performance goals; and to enable them to participate in the long-term growth of the Company. The terms of any particular grant are determined by the Board of Directors or a committee appointed by the Board of Directors. Generally, the grants of restricted stock vest quarterly on a pro rata basis over a three-year period. The maximum number of shares available for issuance under the 2007 Plan was 1,550,000 shares. At the Company’s Annual Meeting of Stockholders held on December 30, 2008, the Company’s stockholders approved an increase in the maximum number of shares available for issuance under the 2007 Plan by 500,000 shares. As such, the maximum aggregate number of shares available for issuance under the 2007 Plan totals 2,050,000 shares. As of December 31, 2013, 1,083 shares remain available to be granted under the 2007 Plan.

Valuation and Expense Information under FASB ASC Topic 718

Stock-based compensation expense totaled approximately $94,000 and $110,000 for 2012 and 2013, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

A following table summarizes the Company’s restricted stock activity under the 2007 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance

Nonvested at December 31, 2011	473,688	$0.37
Vested	(212,030)	0.36
Nonvested at December 31, 2012	261,658	0.37
Vested	(206,672)	0.37
Nonvested at December 31, 2013	54,986	0.37

The restricted stock vests quarterly on a pro rata basis over a three-year period. As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested restricted stock was approximately $18,000, which is expected to be recognized over a weighted-average period of 0.3 years.

On August 13, 2012, the Company’s Board of Directors authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions.  Pursuant to this authority, the Company, as Trustee, entered into a 10b5-1 plan and began purchasing in December 2012. The current 10b5-1 plan for the purchase of up to 2,100 shares per month will expire on November 11, 2014, unless terminated earlier, and the Company, as Trustee, intends at or after that time to enter into a new 10b5-1 plan or plans to complete the purchases authorized. The Company may terminate the plan at any time.  The employees will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution. Any common stock that is forfeited by an employee whose employment terminates will be delivered to the Company and held as treasury stock.

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2011	-	$-
Granted	100,000	1.37
Nonvested at December 31, 2012	100,000	1.37
Vested	(26,676)	1.37
Forfeited	(20,000)	1.37
Nonvested at December 31, 2013	53,324	1.37

As of December 31, 2013, total unrecognized stock-based compensation expense related to these stock awards was $64,000, which is expected to be recognized over a weighted-average period of 2.0 years.

6.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2012	2013

Domestic	$(2,824)	$194
Foreign	5,430	3,997
Income before income taxes	$2,606	$4,191

The components of the income tax provision (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2012	2013

Current:
Federal	$–	$10
Foreign	32	76
Total current taxes	32	86
Deferred foreign taxes	(56)	16
Income tax provision (benefit)	$(24)	$102

A reconciliation of the reported income tax provision (benefit) to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2012	2013

Income tax at federal statutory rate	$886	$1,425
Effect of permanent differences	8	7
Increase in valuation allowance	672	430
Foreign rate differential	(1,576)	(1,218)
True up of foreign tax balances	1	(597)
Other reconciling items	(15)	55
Income tax provision (benefit)	$(24)	$102

Deferred income taxes consist of the following (in thousands):

	December 31,
	2012	2013

Deferred tax assets:
Net operating losses	$15,081	$13,115
Stock-based compensation	352	–
Accrued expenses	104	268
Tax credits	501	512
Impairment of long-lived assets	76	88
Other	75	1
Total deferred tax assets	16,189	13,984
Valuation allowance	(16,141)	(13,927)
	48	57

Deferred tax liabilities:
Intangible assets	(43)	(43)
Accrued expenses	(91)	(107)
Prepaids	–	(11)
Other	(6)	(4)
Total deferred tax liabilities	(140)	(165)
Net deferred tax liability	$(92)	$(108)

The Company has recorded a valuation allowance to equal its net deferred tax assets due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.

At December 31, 2013, the Company has U.S. federal net operating loss carryforwards of $33.0 million that begin to expire in 2021, if not utilized. The Company also has foreign net operating loss carryforwards totaling $7.3 million in various jurisdictions with various expirations, including $4.2 million in China with expirations from 2014 to 2017. The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2013. Such earnings are intended to be reinvested indefinitely. Generally, such earnings become subject to U.S. income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2013, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2012	2013
	(In Thousands)
Cash paid during the year for:
Income taxes, net of refunds	$34	$71
Interest	–	–

Non-cash financing activity:
Conversion of preferred stock	–	13

8.     RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a new product called ReStor™. Under this agreement, the Company has agreed to pay BHS a royalty of 2.5% of sales revenue for this product for 2011 and subsequent years in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS.  During 2011 and 2012, BHS permitted the Company to manufacture (or have manufactured), market and sell the ReStor™ product. In April 2012, the Company reimbursed BHS $42,000 in expenses incurred in 2011 to promote the ReStor™ product on the Company’s behalf. To permit the Company to continue selling ReStor™ and obtain certain exclusive rights outside of the United States, BHS requested that the Company enter into the Royalty Agreement and License. This agreement was reviewed, considered, authorized and approved by the sole disinterested, non-employee member of the Board of Directors under appointment by the full Board of Directors as an ad hoc committee for this purpose. Upon signing this agreement, the Company paid BHS $12,000 and $25,000 as royalties for 2011 and 2012, respectively. Royalties accrued for 2013 were $48,000.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a new product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS. To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for this product for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2012 and 2013 would total $5,000.

9.     EMPLOYEE BENEFIT PLANS

       The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2012 and 2013, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $61,000 and $62,000 for 2012 and 2013, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

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

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2012	2013
Net sales from external customers:
United States	$1,737	$2,289
Hong Kong	26,235	40,585
China	1,081	791
Taiwan	2,074	3,387
South Korea	285	702
Russia and Kazakhstan	5,540	4,354
Other foreign countries	562	419
Total net sales	$37,514	$52,527

The Company’s net sales by product and service are as follows (in thousands):

	December 31,
	2012	2013
Net sales by product and service:
Product sales	$36,174	$50,385
Enrollment package revenue, freight and other	2,225	2,955
Less: sales returns	(885)	(813)
Total net sales	$37,514	$52,527

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2012	2013
Long-lived assets:
United States	$38	$35
China	63	137
Other foreign countries	20	93
Total long-lived assets	$121	$265

11.     SUBSEQUENT EVENTS

  In February 2014, warrants to purchase 120,000 shares of common stock were exercised at $3.52 per share for total proceeds of $422,000.

  On March 7, 2014, the Board of Directors declared a dividend on each share of outstanding Series A preferred stock in the amount of $0.81507 per share representing the accrued and cumulative dividends from May 4, 2007 through March 7, 2014. Simultaneously, the Board of Directors also declared a dividend of $0.005 on each share of common stock outstanding. All such dividends are payable in cash on April 8, 2014 to stockholders of record on March 28, 2014.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO ”).  Based on this criteria, management concluded that the Company’s internal control over financial reporting as of December 31, 2013 was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except that Gary C. Wallace resigned as General Counsel, Chief Compliance Officer and Secretary of the Company effective December 31, 2013. On January 1, 2014, the Board of Directors appointed Timothy S. Davidson as the Company’s Secretary and assigned him the duties of chief compliance officer until a Chief Compliance Officer is appointed.

Item 9B.     OTHER INFORMATION

None.

Part III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The biographical information for each director of the Company is set forth below:

Randall A. Mason. Mr. Mason, age 55, has been a director of the Company since May 2003 and has served as Chairman of the Board of Directors since March 2006. Mr. Mason founded and has served as President and Chief Executive Officer of Marden Rehabilitation Associates, Inc. since 1989. Marden Rehabilitation Associates, Inc. is a private, Midwest U.S. ancillary provider of rehabilitative therapy services and home healthcare. Mr. Mason has a bachelor degree in chemical engineering from the University of Pittsburgh.

Mr. Mason is an experienced businessman with valued insight into management, operations, finances and governance issues.  As a long-time member of the Company’s Board of Directors, Mr. Mason understands the business of the Company and potential risks and pitfalls.

George Broady. Mr. Broady, age 75, has served as a director of the Company since October 2008. He has been active in business for more than 40 years, and he is currently the principal owner and chairman of several privately held companies in the fields of telecommunications, enterprise software applications for time and attendance and security access control. He founded Network Security Corporation, Interactive Technologies Inc. and Ultrak Inc., and brought each of them public on The NASDAQ Stock Market. He was chairman of all three organizations and CEO of both Network Security and Ultrak. All three companies were involved in electronic security, including CCTV and access control. Earlier in his career, Mr. Broady was an investment analyst with both a private investment firm, Campbell Henderson & Co., and with the First National Bank in Dallas. Mr. Broady served twice in the U.S. Army and holds a Bachelor of Science degree from Iowa State University.

Mr. Broady is an experienced investor and businessman who also brings welcome insight into management, operations, and finances.  As a long-time investor in the Company, and incumbent director, Mr. Broady also understands the business of the Company and its industry. He is owner of Broady Health Sciences, a leader in dietary supplements invigorating the production of Ca2+ATPase, an enzyme found in every cell of the body, and Soothe, a formula that helps to restore and repair dry skin.

Chris T. Sharng. Mr. Sharng, age 50, has served as a director since March 2012. He has served as President of the Company since February 2007 and as Executive Vice President and Chief Financial Officer of the Company from August 2004 to February 2007. Mr. Sharng also performed the functions of the principal executive officer of the Company from April 2006 to August 2006. From March 2006 to August 2006, Mr. Sharng served as a member of the Company’s Executive Management Committee, which was charged with managing the Company’s day-to-day operations while a search was conducted for a new chief executive officer for the Company. From March 2004 through July 2004, Mr. Sharng was the Chief Financial Officer of NorthPole Limited, a privately held Hong Kong-based manufacturer and distributor of outdoor recreational equipment. From October 2000 through February 2004, Mr. Sharng was the Senior Vice President and Chief Financial Officer of Ultrak Inc., which changed its name to American Building Control Inc. in 2002, a Texas-based, publicly traded company listed on The NASDAQ Stock Market that designed and manufactured security systems and products. From March 1989 through July 2000, Mr. Sharng worked at Mattel, Inc., most recently as the Vice President of International Finance. Mr. Sharng has an MBA from Columbia University and received his bachelor degree from National Taiwan University.

As the Company’s President since 2007, and as the Chief Financial Officer prior to that, Mr. Sharng has developed a deep understanding of our business globally. His leadership has been integral to the success of several of our key initiatives in recent years.

Executive Officers

The biographical information for Mr. Sharng is set out above in the biographical information for directors. Biographical information regarding the Company’s current other executive officer is as follows:

Timothy S. Davidson. Mr. Davidson, age 43, has served as the Company’s Senior Vice President and Chief Financial Officer since February 2007. He previously served as the Company’s Chief Accounting Officer from September 2004 to February 2007. From March 2001 to September 2004, Mr. Davidson was Corporate Controller for a telecommunications company, Celion Networks, Inc., located in Richardson, Texas. From February 2000 to February 2001, Mr. Davidson was Manager of Financial Reporting for another Dallas-based telecommunications company, IP Communications, Inc. From December 1994 through January 2000, Mr. Davidson was employed by Arthur Andersen, LLP, most recently as an Audit Manager. Mr. Davidson has a master degree in professional accounting from the University of Texas at Austin and received his bachelor degree from Texas A&M University at Commerce.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2013 and thereafter, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Broady filed six late Form 4s in 2013 reporting 73 late transactions and failed to file reports with respect to an additional 33 late transactions from 2013.

Code of Ethics

The Company has a Code of Business Conduct that applies to our employees, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and directors and a Code of Ethics for Senior Financial Officers (collectively, the “Codes”). The Codes are intended to establish standards necessary to deter wrongdoing and to promote compliance with applicable governmental laws, rules and regulations and honest and ethical conduct. The Codes cover all areas of professional conduct, including conflicts of interest, fair dealing, financial reporting and disclosure, protection of Company assets and confidentiality. Employees have an obligation to promptly report any known or suspected violation of the Codes without fear of retaliation. Waiver of any provision of the Codes for executive officers may only be granted by the Board of Directors or one of its committees and any such waiver or modification of the Codes relating to such individuals will be disclosed by the Company on its website. The Codes are available on the Company’s website, www.naturalhealthtrendscorp.com.

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

Item 11.     EXECUTIVE COMPENSATION

The following table provides information concerning the compensation for the years ended December 31, 2012 and 2013, for our principal executive officer and two other executive officers (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)

Chris T. Sharng, President	2012	$400,000	$138,462	$33,278	(1)	$571,740
	2013	403,846	144,231	40,609	(2)	588,686

Timothy S. Davidson, Senior Vice President and	2012	235,000	46,154	24,734	(3)	305,888
Chief Financial Officer	2013	236,346	52,500	29,092	(4)	317,938

Gary C. Wallace, former General Counsel (5)	2012	250,000	22,154	25,102	(6)	297,256
	2013	250,000	28,385	29,706	(7)	308,091

(1)	Represents $11,250 in employer matching contributions under the Company’s defined contribution plan and $22,028 in tax gross-up payments.
(2)	Represents $11,475 in employer matching contributions under the Company’s defined contribution plan and $29,134 in tax gross-up payments.
(3)	Represents $10,575 in employer matching contributions under the Company’s defined contribution plan and $14,159 in tax gross-up payments.
(4)	Represents $10,636 in employer matching contributions under the Company’s defined contribution plan and $18,456 in tax gross-up payments.
(5)	Mr. Wallace’s employment with the Company terminated effective December 31, 2013.
(6)	Represents $11,250 in employer matching contributions under the Company’s defined contribution plan and $13,852 in tax gross-up payments.
(7)	Represents $11,250 in employer matching contributions under the Company’s defined contribution plan and $18,456 in tax gross-up payments.

The following tables summarize all outstanding equity awards held by our Named Executive Officers as of December 31, 2013:

Outstanding Equity Awards at December 31, 2013
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Chris T. Sharng	10,413	(2)	$33,322	–	$–

Timothy S. Davidson	6,250	(2)	20,000	–	–

Gary C. Wallace (3)	6,250	(2)	20,000	–	–

(1)	Market value is computed by multiplying the closing market price of the Company’s stock as of December 31, 2013 of $3.20 per share by the number of shares of stock that have not vested.
(2)	One-twelfth of the original grant of will vest quarterly on March 15, June 15, September 15, and December 15 through March 15, 2014.
(3)	Mr. Wallace’s employment with the Company terminated effective December 31, 2013.

Named Executive Officer Compensation Arrangements

Chris T. Sharng. On April 23, 2007, we entered into an employment agreement with Mr. Sharng that provides for a base annual salary and also entitles Mr. Sharng to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs. Additionally, Mr. Sharng is entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants on or after September 15, 2011. Mr. Sharng’s base annual salary was raised to $400,000 effective August 1, 2011 and to $500,000 effective December 1, 2013. Mr. Sharng was awarded a discretionary bonus in each of 2012 and 2013 of $150,000 (see description below). Mr. Sharng has also served on the Company’s Board of Directors since March 30, 2012, but does not receive any additional compensation for his service in that capacity.

Timothy S. Davidson. On April 23, 2007, we entered into an employment agreement with Mr. Davidson that provides for a base annual salary and also entitles Mr. Davidson to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs. Additionally, Mr. Davidson is entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants on or after September 15, 2011. Mr. Davidson’s base annual salary was raised to $235,000 effective August 1, 2011 and to $270,000 effective December 1, 2013. Mr. Davidson was awarded a discretionary bonus in 2012 and 2013 of $50,000 and $55,000, respectively (see description below).

Gary C. Wallace. On April 23, 2007, we entered into an employment agreement with Mr. Wallace that provided for a base annual salary of $190,000. Mr. Wallace was also entitled to participate in our annual incentive plan, equity incentive plan and other standard U.S. employee benefit programs. Additionally, Mr. Wallace was entitled to receive certain gross-up payments on federal taxes due upon vesting of restricted stock grants on or after September 15, 2011. Mr. Wallace’s base annual salary was raised to $250,000 effective August 1, 2011. Mr. Wallace was awarded a discretionary bonus in 2012 and 2013 of $24,000 and $30,000, respectively (see description below). On December 31, 2013, the Company and Mr. Wallace agreed to terminate Mr. Wallace’s employment agreement dated April 23, 2007.

On and after September 15, 2011, the aggregate amount of all tax gross-up payments to executive officers and directors may not exceed $30,000 per quarter, provided that the unused portion of each quarter’s cap is rolled over to future quarters.

The discretionary bonuses to Messrs. Sharng, Davidson and Wallace in 2012 and 2013 were awarded by the Board of Directors (or a committee thereof) in January 2012 and 2013, respectively. These bonuses were payable over 12 months, and each payment was contingent upon the award recipient being employed at the time of payment.  The unpaid portion of any bonus at the time that employment is terminated was to be forfeited.  As such, unpaid bonus in the amount of $3,231 was forfeited upon Mr. Wallace’s termination effective December 31, 2013. In awarding these bonuses, the Board of Directors (or a committee thereof) awarded discretionary amounts after finding that the estimated financial results for fiscal 2011 and 2012 achieved the revenue and earnings performance goals for that particular year.

In January 2014, the Board of Directors awarded bonuses of $320,000 to Mr. Sharng and $75,000 to Mr. Davidson. These bonuses are payable over 12 months beginning in February 2014, and each payment is contingent upon the award recipient being employed at the time of payment.  The unpaid portion of any bonus at the time that employment is terminated is forfeited.  In awarding these bonuses, the Board of Directors awarded discretionary amounts after finding that the estimated financial results for fiscal 2013 achieved the Board’s revenue and earnings performance goals for 2013.

Severance and Post-Termination Payment Arrangements

We have entered into employment agreements with each of our Named Executive Officers. Under these agreements, we may be required to provide compensation to these officers in the event of the termination of the executive’s employment. Details for each Named Executive Officer are set forth below.

Chris T. Sharng. Our current employment agreement with Mr. Sharng, entered into on April 23, 2007, provides that if Mr. Sharng’s employment with us is terminated voluntarily by him for “good reason” as defined in the employment agreement that has not been cured by us within 30 days of such notice, or is terminated by us without cause, other than in connection with a “change of control”, then Mr. Sharng will be entitled to the continuation of the payment of his salary, plus health and medical insurance coverage, for a period of up to one year following the termination date, or until the earlier date upon which he becomes engaged in any “competitive activity” as defined in the Non-Competition Agreement or otherwise breaches the terms and conditions of his Non-Competition Agreement with us.

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

In order to be entitled to receive the severance amount in either of the above scenarios, Mr. Sharng must execute a full general release of all claims against us and our affiliates within 90 days from the date of termination.

A “change of control” is defined as: (i) when any “person” as defined in Section 3(a)(9) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as used in Section 13(d) and 14(d) thereof including a “group” as defined in Section 13(d) of the Exchange Act, but excluding the Company or any subsidiary or any affiliate of the Company or any employee benefit plan sponsored or maintained by the Company or any subsidiary of the Company (including any trustee of such plan acting as trustee), becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities; or (ii) when, during any period of 24 consecutive months, the individuals who, at the beginning of such period constituted the Board of Directors (the “Incumbent Directors”) cease for any reason other than death to constitute at least a majority thereof, provided, however, that a director who was not a director at the beginning of such 24-month period shall be deemed to have satisfied such 24-month requirement (and be an Incumbent Director) if such director was elected by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors either actually (because they were directors at the beginning of such 24 month period) or through the operation of this provision; or (iii) the occurrence of a transaction requiring stockholder approval under applicable state law for the acquisition of the Company by an entity other than the Company or a subsidiary or an affiliated company of the Company through purchase of assets, or by merger, or otherwise; provided however, that none of the foregoing shall constitute a change of control if such transaction, event or occurrence is approved by, or consented to, by Mr. Sharng.

Mr. Sharng will be subject to a covenant not to compete for one year, and a non-solicitation covenant for two years, following his termination and thereafter as long as his severance payments continue (other than severance in connection with a change of control).

Timothy S. Davidson. Our employment agreement with Mr. Davidson entered into on April 23, 2007, contains the same severance and change of control provisions as those set out in our agreement with Mr. Sharng dated April 23, 2007, subject to the terms and conditions of his Non-Competition Agreement with us.

Gary C. Wallace. Our employment agreement with Mr. Wallace entered into on April 23, 2007, contained the same severance, change of control, non-competition and non-solicitation provisions as those set out in our agreement with Mr. Sharng dated April 23, 2007. On December 31, 2013, the Company and Mr. Wallace agreed to terminate Mr. Wallace’s employment agreement. As such, Mr. Wallace is entitled to the continuation of the payment of his salary, plus health and medical insurance coverage, for a period of up to one year following the termination date, or until the earlier date upon which he becomes engaged in any “competitive activity” or breaches the terms and conditions of his Non-Competition Agreement with us.

Director Compensation

During 2013, each non-employee member of our Board of Directors earned a cash retainer of $3,333 per month, plus the reimbursement of their respective out-of-pocket expenses incurred in connection with the performance of their duties as directors.  In addition, Mr. Mason earned an additional retainer of $4,000 per month as Chairman of the Board of Directors in 2013.  Effective December 1, 2013, an annual director compensation pool of $120,000 was established to be allocated evenly between the non-employee directors. As such, additional compensation earned in December 2013 was $5,000 for each of the existing two directors.

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

The following table shows the 2013 compensation earned by each non-employee member of the Company’s Board of Directors:

2013 Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)

Randall A. Mason	$93,000	$–	$38,463	(2)	$131,463
George K. Broady	45,000	–	20,463	(3)	65,463

(1)	The aggregate number of stock awards outstanding to each of Messrs. Mason and Broady as of December 31, 2013 was 4,163 shares.
(2)	Represents $18,000 in tax gross-up payments for restricted stock granted in 2007 and $20,463 in tax gross-up payments for 2013.
(3)	Represents tax gross-up payments for 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of February 28, 2014 by (i) each stockholder known to us to be the beneficial owner of more than 5% of the Company’s common stock, (ii) each director or director nominee, (iii) each of the Named Executive Officers and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes those persons who have voting or investment power with respect to the securities. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)

Executive Officers and Directors:
Chris T. Sharng	413,311	(3)	3.6%
Timothy S. Davidson	204,150	(4)	1.8%
Gary C. Wallace (5)	163,542	(6)	1.4%
Randall A. Mason	262,400	(7)	2.3%
George K. Broady	4,023,967	(8)	34.7%
All executive officers and directors as a group (5 persons)	5,067,370	(9)	43.7%

5% or More Stockholders:
Robert L. Frome	672,311	(10)	5.9%
Park Avenue Tower
65 East 55th Street
New York, NY 10022

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Natural Health Trends Corp., 4514 Cole Avenue, Suite 1400, Dallas, Texas 75205.
(2)

Any securities not outstanding that are subject to conversion privileges exercisable within 60 days of February 28, 2014 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities, but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person in accordance with Item 403 of Regulation S-K of the Exchange Act and Rules 13(d)-3 of the Exchange Act, and based upon 11,448,571 shares of common stock outstanding as of February 28, 2014.

(3)	Includes 10,413 shares of restricted stock subject to vesting. Mr. Sharng shares voting and investment power over 15,500 of the shares with his wife.
(4)	Includes 6,250 shares of restricted stock subject to vesting.
(5)	Mr. Wallace’s employment with the Company terminated effective December 31, 2013.
(6)	Includes 6,250 shares of restricted stock subject to vesting.
(7)	Includes (i) 27,399 shares owned by Marden Rehabilitation Associates, Inc., an entity controlled by Mr. Mason, and (ii) 4,163 shares of restricted stock subject to vesting.
(8)

Includes (i) 61,693 shares of common stock issuable upon the conversion of shares of Series A preferred stock, (ii) 87,997 shares of common stock issuable upon the exercise of warrants held by Mr. Broady, and (iii) 4,163 shares of restricted stock subject to vesting.

(9)

Includes (i) 61,693 shares of common stock issuable upon the conversion of shares of Series A preferred stock held by Mr. Broady, (ii) 87,997 shares of common stock issuable upon the exercise of warrants held by Mr. Broady, and (ii) 31,239 shares of restricted stock held by our directors and executive officers that are subject to vesting.

(10)

Includes (i) 100,000 shares owned by Frome & Co., a family partnership, which Mr. Frome is the general partner; (ii) 30,000 shares held by the Jennifer Frome Trust, which Mr. Frome is the trustee; and (iii) 30,000 shares owned by his wife. Information is based in part on the Schedule 13G filed by Mr. Frome with the SEC on February 14, 2014.

 Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a new product called ReStor™. Under this agreement, the Company has agreed to pay BHS a royalty of 2.5% of sales revenue for this product for 2011 and subsequent years in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS.  During 2011 and 2012, BHS permitted the Company to manufacture (or have manufactured), market and sell the ReStor™ product. In April 2012, the Company reimbursed BHS $42,000 in expenses incurred in 2011 to promote the ReStor™ product on the Company’s behalf. To permit the Company to continue selling ReStor™ and obtain certain exclusive rights outside of the United States, BHS requested that the Company enter into the Royalty Agreement and License. This agreement was reviewed, considered, authorized and approved by the sole disinterested, non-employee member of the Board of Directors under appointment by the full Board of Directors as an ad hoc committee for this purpose. Upon signing this agreement, the Company paid BHS $12,000 and $25,000 as royalties for 2011 and 2012, respectively. Royalties accrued for 2013 were $48,000.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a new product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS. To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for this product for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties for 2012 and 2013 would total $5,000.

Director Independence

The Board of Directors has adopted the requirements in Nasdaq Marketplace Rule 4200(a)(15) as its standard in determining the “independence” of members of its Board of Directors. The Board of Directors has determined that Randall A. Mason, who served as a director of the Company during all of 2012 and 2013, qualifies as an “independent director” under these standards.

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

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

During 2012 and 2013, approximate fees billed to the Company for services provided by Lane Gorman Trubitt, PLLC (“Lane Gorman”), were as follows:

Audit Fees. Fees billed to the Company by Lane Gorman for the audit of our annual financial statements and review of our quarterly financial statements during the years ended December 31, 2012 and 2013 totaled $105,000 and $132,280, respectively.

Audit-Related Fees. No audit-related fees were billed to the Company by Lane Gorman for services rendered during the years ended December 31, 2012 or 2013.

Tax Fees. There were no fees billed to the Company by Lane Gorman for services rendered in connection with tax compliance, planning and advice during the years ended December 31, 2012 or 2013.

All Other Fees. There were no fees billed by Lane Gorman for services other than audit fees, audit-related fees or tax fees during the years ended December 31, 2012 or 2013.

Pre-approval Policies and Procedures for Audit and Non-Audit Services

All audit and permitted non-audit services required pre-approval by the Audit Committee until its dissolution on March 30, 2012 and, since then, by the entire Board of Directors. All audit and permitted non-audit services performed by Lane Gorman during 2012 and 2013 were pre-approved.

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

NATURAL HEALTH TRENDS CORP.

Date: March 7, 2014	/s/ Chris T. Sharng
Chris T. Sharng
President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Natural Health Trends Corp., a Delaware corporation, and the undersigned directors and officers of Natural Health Trends Corp., hereby constitutes and appoints Chris T. Sharng and Timothy S. Davidson, or any one of them, its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to the report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	March 7, 2014
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	March 7, 2014
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	March 7, 2014
Randall A. Mason

/s/ George K. Broady	Director	March 7, 2014
George K. Broady

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
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

10.1

Form of Seven Year Warrants to Purchase Shares of Common Stock of the Company issued by the Company to certain purchasers (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 22, 2007).

+10.2	2007 Annual Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement filed on October 20, 2006).
+10.3	2007 Equity Incentive Plan, as amended and restated as of November 13, 2008 (incorporated by reference to Appendix A to Definitive Proxy Statement filed on November 25, 2008).
+10.4

Form of Notice of Restricted Stock Grant and Restricted Stock Agreement under the Company’s 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on May 11, 2007).

+10.5

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

+10.8

Form of Indemnification Agreement dated December 13, 2005, between Natural Health Trends Corp. and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2005).

14.1	Worldwide Code of Business Conduct, as revised (incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K filed on March 28, 2007).
14.2	Code of Ethics of Senior Financial Officers (incorporated by reference to Exhibit 14.2 to Annual Report on Form 10-K filed on March 31, 2005).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Lane Gorman Trubitt, PLLC (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_________________________________
+ Management contract or compensatory plan