Form 10-Q
period 2014-03-31
NATURAL HEALTH TRENDS CORP
filed 2014-05-07
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 5, 2014, the number of shares outstanding of the registrant’s common stock was 11,681,040 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2014

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

●	We rely on and are subject to risks associated with our reliance upon information technology systems;
●	System failures and attacks could harm our business;
●	Terrorist attacks, cyber-attacks, acts of war, epidemics or other communicable diseases or any other natural disasters may seriously harm our business;
●	Because our systems, software and data reside on third-party servers, our access could be temporarily or permanently interrupted;
●	Disappointing quarterly revenue or operating results could cause the price of our common stock to fall;
●	Our common stock is particularly subject to volatility because of the industry in which we operate;
●	Trading of our common stock may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares;
●	The exercise of our warrants may result in substantial dilution and may depress the market price of our common stock; and
●	Future sales by us or our existing stockholders could depress the market price of our common stock.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes.

PART I – FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2013	March 31, 2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,550	$23,334
Accounts receivable	134	168
Inventories, net	1,828	3,323
Other current assets	658	1,742
Total current assets	17,170	28,567
Property and equipment, net	265	294
Goodwill	1,764	1,764
Restricted cash	328	323
Other assets	300	296
Total assets	$19,827	$31,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,058	$4,438
Income taxes payable	25	53
Accrued distributor commissions	3,962	3,957
Other accrued expenses	3,146	4,321
Deferred revenue	2,569	7,881
Deferred tax liability	108	108
Other current liabilities	882	923
Total current liabilities	13,750	21,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 123,693 and 103,693 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively; aggregate liquidation value of $262 at March 31, 2014	111	93
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,332,771 and 11,523,140 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	11	12
Additional paid-in capital	80,655	81,272
Accumulated deficit	(74,619)	(71,706)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(81)	(108)
Total stockholders’ equity	6,077	9,563
Total liabilities and stockholders’ equity	$19,827	$31,244

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2013	2014

Net sales	$8,651	$23,162
Cost of sales	2,228	5,252
Gross profit	6,423	17,910
Operating expenses:
Distributor commissions	3,674	10,423
Selling, general and administrative expenses (including stock-based compensation expense of $30 and $25 during the three months ended March 31, 2013 and 2014, respectively)	2,445	4,347
Depreciation and amortization	12	21
Total operating expenses	6,131	14,791
Income from operations	292	3,119
Other income (expense), net	7	(9)
Income before income taxes	299	3,110
Income tax provision	12	39
Net income	287	3,071
Preferred stock dividends	(4)	(4)
Net income available to common stockholders	$283	$3,067

Income per common share:
Basic	$0.03	$0.27
Diluted	$0.03	$0.26

Weighted-average number of common shares outstanding:
Basic	11,069	11,361
Diluted	11,248	11,673

Cash dividends declared per share:
Common	$–	$0.005
Series A preferred stock	$–	$0.815

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2013	2014

Net income	$287	$3,071
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(28)	(27)
Comprehensive income	$259	$3,044

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287	$3,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12	21
Stock-based compensation	30	25
Changes in assets and liabilities:
Accounts receivable	(59)	(39)
Inventories, net	(28)	(1,527)
Other current assets	232	(1,105)
Other assets	(2)	–
Accounts payable	428	1,381
Income taxes payable	12	28
Accrued distributor commissions	215	21
Other accrued expenses	(279)	1,040
Deferred revenue	304	5,320
Other current liabilities	(134)	47
Net cash provided by operating activities	1,018	8,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(14)	(63)
Net cash used in investing activities	(14)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	–	598
Repurchase of common stock	(12)	(24)
Net cash provided by (used in) financing activities	(12)	574

Effect of exchange rates on cash and cash equivalents	(26)	(10)
Net increase in cash and cash equivalents	966	8,784
CASH AND CASH EQUIVALENTS, beginning of period	4,207	14,550
CASH AND CASH EQUIVALENTS, end of period	$5,173	$23,334

NON-CASH FINANCING ACTIVITY:
Conversion of preferred stock	$–	$18
Cash dividends declared, but not yet paid	–	158

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 7, 2014.

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

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2013			2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$283			$3,067
Less: undistributed earnings to participating securities	–			(28)
Net income allocated to common stockholders	$283	11,069	$0.03	$3,039	11,361	$0.27

Effect of dilutive securities:
Warrants to purchase common stock	–	–		–	231
Non-vested restricted stock	–	179		–	81

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$283	11,248	$0.03	$3,039	11,673	$0.26

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

The following securities were not included for the time periods indicated as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2014

Warrants to purchase common stock	3,704,854	–
Non-vested restricted stock	98,607	–

Warrants to purchase 1,325,952 shares of common stock were still outstanding at March 31, 2014. Such warrants have expirations through April 21, 2015.

Recently Issued and Adopted Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) —Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, to clarify the guidance for entities that cease to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity when (1) the subsidiary or group of assets is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) and (2) there is a cumulative translation adjustment balance associated with that foreign entity.  ASU 2013-05 is effective prospectively for reporting periods, including interim periods, beginning after December 15, 2013.  The Company’s adoption of the standard on January 1, 2014 did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When A Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all tax benefits that exist at the effective date. Retrospective application is permitted.  The Company’s adoption of the standard on January 1, 2014 did not have a material impact on its consolidated financial statements.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	STOCK-BASED COMPENSATION

Stock-based compensation expense totaled approximately $30,000 and $25,000 for the three months ended March 31, 2013 and 2014, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Nonvested at December 31, 2013	54,986	$0.37
Vested	(51,656)	0.37
Nonvested at March 31, 2014	3,330	0.52

As of March 31, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock was $2,000, which is expected to be recognized over a weighted-average period of 0.5 years.

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

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2013	53,324	$1.37
Vested	(6,669)	1.37
Nonvested at March 31, 2014	46,655	1.37

As of March 31, 2014, total unrecognized stock-based compensation expense related to these stock awards $56,000, which is expected to be recognized over a weighted-average period of 1.7 years.

4.     STOCKHOLDERS’ EQUITY

Dividends

On March 7, 2014, the Board of Directors declared a dividend on each share of outstanding Series A preferred stock in the amount of $0.81507 per share representing the accrued and cumulative dividends from May 4, 2007 through March 7, 2014. Simultaneously, the Board of Directors also declared a dividend of $0.005 on each share of common stock outstanding. All such dividends were payable in cash on April 8, 2014 to stockholders of record on March 28, 2014.

Common Stock Purchase Warrants

During February and March 2014, warrants to purchase 170,000 shares of common stock were exercised at $3.52 per share for total proceeds of $598,000. As a result of the cash dividend of $0.005 declared on March 7, 2014 on each share of outstanding common stock and in accordance with the warrant agreement, the exercise price per share for each warrant was adjusted from $3.52 per share to $3.5164 per share.

5.     CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales. At March 31, 2014, non-current other assets include KRW 144 million (USD $135,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to a Registration Rights Agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company was obligated to (i) file a registration statement covering the resale of the maximum number of Registrable Securities (as defined) that is permitted by SEC Guidance (as defined) prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement until all Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act.  The Company timely filed that registration statement covering the shares of common stock underlying the debentures, which have been redeemed, and the one-year warrants, which have expired. At the time, the 1,495,952 shares of common stock underlying the seven-year warrants were not deemed Registrable Securities and were not included in the Registration Statement. If they are subsequently deemed Registrable Securities at a time when a registration statement covering them is required to be effective under the Registration Rights Agreement, and such registration statement is not then effective, then the warrants may be exercised by means of a cashless exercise. The maximum number of shares that could be required to be issued upon exercise of the warrants (whether on a cashless basis or otherwise) is limited to the number of shares indicated on the face of the warrants.  The Company filed a registration statement on November 22, 2013 covering the maximum number of shares that could be required to be issued upon exercise of the warrants, and such registration statement was declared effective on December 5, 2013.  As of March 31, 2014, no contingent obligations have been recognized under registration payment arrangements.

6.     RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™.  Under this agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS.  Royalties recognized during the first three months of 2013 and 2014 were $7,000 and $29,000, respectively.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS. To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for this product for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties through the end of the first quarter of 2014 would total $6,800.

7.	SUBSEQUENT EVENTS

In April and May 2014, warrants to purchase 202,465 shares of common stock were exercised at $3.5164 per share for total proceeds of $712,000.

On May 6, 2014, the Board of Directors declared a dividend on each share of outstanding Series A preferred stock, which represents the accrued unpaid dividends through the declaration date, and a dividend of $0.005 on each share of outstanding common stock, totaling aggregate dividends of $60,000. All such dividends are payable in cash on June 4, 2014 to stockholders of record on May 27, 2014.

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

As of March 31, 2014, we were conducting business through 35,100 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Currently we do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, particularly Southeast Asia.

We generate over 95% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 88% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

China has been and continues to be our most important business development project. In June 2004, NHT Global obtained a general business license in China. Direct selling is prohibited in China without a direct selling license which we do not have. In December 2005, we submitted a preliminary application for a direct selling license. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress. By 2009, the information contained in the most recent application was stale. The Company applied to temporarily withdraw the license application in February 2009 to furnish new information and intends to amend its application with the goal to re-apply in the future. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.

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

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Distributor commissions are dependent on the sales mix and, for the first three months of 2013 and 2014, represented 43% and 45% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2013	2014

Net sales	100.0%	100.0%
Cost of sales	25.8	22.7
Gross profit	74.2	77.3
Operating expenses:
Distributor commissions	42.5	45.0
Selling, general and administrative expenses	28.3	18.8
Depreciation and amortization	0.1	0.1
Total operating expenses	70.9	63.9
Income from operations	3.3	13.4
Other income (expense), net	0.1	–
Income before income taxes	3.4	13.4
Income tax provision	0.1	0.2
Net income	3.3%	13.2%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013		2014

North America	$529	6.1%	$554	2.4%
Hong Kong	6,048	69.9	20,411	88.1
China	144	1.7	207	0.9
Taiwan	601	6.9	673	2.9
South Korea	96	1.1	262	1.1
Japan	29	0.3	26	0.1
Russia, Kazakhstan and Ukraine	1,130	13.1	944	4.1
Europe	74	0.9	85	0.4
Total	$8,651	100.0%	$23,162	100.0%

Net sales were $23.2 million for the three months ended March 31, 2014 compared with $8.7 million for the comparable period a year ago, an increase of $14.5 million, or 168%.  Hong Kong net sales increased $14.4 million, or 237%, over the comparable period a year ago. The year-long marketing campaign that commenced at the beginning of 2013 to reward our members with additional cash bonuses, prizes and advancement in our international recognition program, which we refer to as the Supreme Bonus program, was continued for 2014, and the resulting sales momentum gained from this program during the latter part of 2013 continued during the first quarter of 2014.

Outside of our Hong Kong business, net sales elsewhere increased $148,000, or 6%, over the same period in the prior year. Taiwan, up 12% over the same period a year ago, benefited from a similar Supreme Bonus program as in Hong Kong. In addition, both the South Korean and North American markets, up 31% in the aggregate, largely benefited from new team building efforts conducted in the first quarter this year. Our CIS markets, negatively impacted by the political unrest in the region, resulted in a decrease of $186,000 in net sales, or 16%, as compared to the same period a year ago.

As of March 31, 2014, the operating subsidiaries of the Company had 35,100 active distributors, compared to 20,400 at March 31, 2013. As of March 31, 2014, the Company had deferred revenue of $7.9 million, of which $7.1 million pertained to unshipped product orders, $559,000 pertained to auto ship advances and $206,000 pertained to unamortized enrollment package revenue.

Gross Profit

Gross profit was 77.3% of net sales for the three months ended March 31, 2014 compared with 74.2% of net sales for the three months ended March 31, 2013. The gross profit margin percentage increase is primarily attributable to lower fees paid to our third-party service provider in Russia and less importation costs as a percentage of overall net sales, which occurs when sales from the Russian market comprise a lower percentage of our overall net sales. Additionally, the increase is attributable to higher product margins in Hong Kong due to more sales from the NHT Global Essentials product category, which includes higher margin wellness and nutritional supplementation products, as a percentage of total product sales. The margin increases are somewhat offset by a cost increase assessed by our Hong Kong third party logistics service provider effective in the fourth quarter of 2013.

Distributor Commissions

Distributor commissions were 45.0% of net sales for the three months ended March 31, 2014 compared with 42.5% of net sales for the three months ended March 31, 2013. The increase as a percentage of net sales is due to more expense recognized for the incentive program surrounding our international recognition program, called the Supreme Bonus program. The increase resulting from this program was somewhat offset by a training incentive that occurred during the first quarter of 2013, but did not repeat during the same period this year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.3 million for the three months ended March 31, 2014 compared with $2.4 million in the same period a year ago. Selling, general and administrative expenses increased by $1.9 million, or 78%, mainly due to increases in employee-related costs and incentive program accruals, as well as increases in credit card fees and assessements due to higher net sales as compared to the same period in the prior year.

Income Taxes

An income tax provision of $12,000 and $39,000 was recognized during the first three months of 2013 and 2014, respectively, related to our operations outside the United States. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At March 31, 2014, the Company’s cash and cash equivalents totaled $23.3 million. Total cash and cash equivalents increased by $8.8 million from December 31, 2013 to March 31, 2014.

At March 31, 2014, the ratio of current assets to current liabilities was 1.32 to 1.00 and the Company had $6.9 million of working capital. Current liabilities included deferred revenue of $7.9 million that consisted of unshipped product orders, auto ship advances and unamortized enrollment package revenues. The ratio of current assets to current liabilities excluding deferred revenue was 2.07 to 1.00. Working capital as of Marach 31, 2014 increased $3.5 million compared to the Company’s working capital as of December 31, 2013, due to cash generated from operations.

Cash provided by operations for the first three months of 2014 was $8.3 million compared with $1.0 million in the comparable period of 2013. The increase in operating cash flows results primarily from the net sales increase over the same period in the prior year, as well as an increase in unshipped orders, somewhat offset by an increase in inventories.

Cash flows used in investing activities totaled $63,000 during the first three months of 2014, of which $57,000 were additional buildout costs incurred for the multi-purposed facility in Zhongshan, China that was completed in January 2014. No significant investing activities occurred during the first three months of 2013.

Cash flows provided by financing activities during the first three months of 2014 totaled $574,000. During February and March 2014, warrants to purchase 170,000 shares of common stock were exercised at $3.52 per share for total proceeds of $598,000. This amount was partly offset by the repurchase of common stock in accordance with the Rule 10b5-1 plan authorized by the Board of Directors on August 13, 2012 to purchase 100,000 shares of its common stock on behalf of its non-officer, overseas employees. Such repurchases totaled $12,000 and $24,000 during the first three months of 2013 and 2014, respectively. No additional financing activites occurred during the first three months of 2013.

On March 7, 2014, the Board of Directors declared a dividend on each share of outstanding Series A preferred stock in the amount of $0.81507 per share representing the accrued unpaid dividends from May 4, 2007 through March 7, 2014. Simultaneously, the Board of Directors also declared a dividend of $0.005 on each share of common stock outstanding. All such dividends were payable in cash on April 8, 2014 to stockholders of record on March 28, 2014.On May 6, 2014, the Board of Directors declared another dividend on each share of outstanding Series A preferred stock, which represents the accrued unpaid dividends through the declaration date, and a dividend of $0.005 on each share of outstanding common stock, totaling aggregate dividends of $60,000. All such dividends are payable in cash on June 4, 2014 to stockholders of record on May 27, 2014. Payment of any future dividends on shares of Series A preferred stock and common stock will be at the discretion of the Company’s Board of Directors.

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

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing. The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock. The term for each of the warrants began six months and one day after their respective issuance and each have an exercise price of $3.52 per share.  Such one-year warrants expired unexercised on April 21, 2009 and such five-year warrants expired unexercised on April 21, 2013. Of the seven-year warrants to purchase 1,495,952 shares of common stock, as of May 5, 2014 warrants to purchase 330,0000 shares of common stock were exercised (resulting in gross proceeds of $1.2 million), leaving warrants to purchase 1,165,952 shares of common stock outstanding. As a result of the cash dividend of $0.005 declared on March 7, 2014 on each share of outstanding common stock and in accordance with the warrant agreement, the exercise price per share for each warrant was adjusted from $3.52 per share to $3.5164 per share. The exercise price may be further adjusted on May 27, 2014, the record date of the dividends declared on May 6, 2014. The unexercised warrants expire April 21, 2015 if not previously exercised.

We do not intend to devote material resources to opening any additional foreign markets in the near future. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members may have the connection to recruit prospects and sell our products, potentially Southeast Asia.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, revenue recognition, as well as those used in the determination of liabilities related to sales returns, distributor commissions and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at March 31, 2014 include the following:

Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2013 and March 31, 2014, the Company’s inventory value was $1.8 million and $3.3 million, respectively, and the inventory reserves were nominal. No significant provision was recorded during the periods presented.

Valuation of Goodwill.  In accordance with accounting principles generally accepted in the United States of America, the Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. At December 31, 2013 and March 31, 2014, goodwill of $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 5% of sales.  Sales returns were 2% and 1% of sales for the three month periods ended March 31, 2013 and 2014, respectively.  The allowance for sales returns was $504,000 at December 31, 2013 and March 31, 2014.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.9 million and $7.1 million at December 31, 2013 and March 31, 2014, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2013 and March 31, 2014, enrollment package revenue totaling $182,000 and $206,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a distributor’s cumulative commission income reaches a certain threshold, a percentage of the distributor’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the distributor.  Such advances were $449,000 and $559,000 at December 31, 2013 and March 31, 2014, respectively.

Tax Valuation Allowance.  The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. The Company has a valuation allowance equal its net deferred tax assets due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During each of the three month periods ended March 31, 2013 and 2014, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases, as Trustee, of shares of its common stock during the quarter ended March 31, 2014 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

January 1—31, 2014	2,100	$3.36	37,035	62,965
February 1—28, 2014	2,100	3.66	39,135	60,865
March 1—31, 2014	2,100	4.62	41,235	58,765

(a)	The shares were purchased in open market transactions under the plan described in footnote (b) below.

(b)

On August 13, 2012, the Company disclosed in its Quarterly Report on Form 10-Q that its Board of Directors had, on that day, authorized the Company, acting as trustee for certain of its employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions.  The Company may terminate the plan at any time.  The employees for whom the Company will purchase stock as trustee under the plan will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution. Any stock that is purchased under the plan that is forfeited by an employee whose employment terminates will be delivered to the Company and held by it as treasury stock.

(c)

The Company, as Trustee, began purchasing under the plan in December 2012. Under the initial 10b5-1 plan executed by the Company, as Trustee, with the Board’s authorization, the Company, as Trustee, would not purchase more than 2,800 shares per month. That 10b5-1 plan was replaced by a new 10b5-1 plan effective November 11, 2013. The Company, as Trustee, will not purchase more than 2,100 shares per month under the new 10b5-1 plan. The current 10b5-1 plan will expire on November 11, 2014, unless terminated earlier, and the Company, as Trustee, intends at or after that time to enter into a new 10b5-1 plan or plans to complete the purchases authorized by the Board.

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

NATURAL HEALTH TRENDS CORP.

Date: May 6, 2014	/s/ Timothy S. Davidson
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