Form 10-Q
period 2014-09-30
NATURAL HEALTH TRENDS CORP
filed 2014-11-04
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 30, 2014, the number of shares outstanding of the registrant’s common stock was 12,803,066 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
September 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2013	September 30, 2014
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,550	$39,748
Accounts receivable	134	101
Inventories, net	1,828	4,320
Other current assets	658	831
Total current assets	17,170	45,000
Property and equipment, net	265	377
Goodwill	1,764	1,764
Restricted cash	328	330
Other assets	300	316
Total assets	$19,827	$47,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,058	$4,411
Income taxes payable	25	166
Accrued distributor commissions	3,962	7,121
Other accrued expenses	3,146	6,589
Deferred revenue	2,569	2,901
Deferred tax liability	108	108
Other current liabilities	882	1,309
Total current liabilities	13,750	22,605
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock, 123,693 and 61,693 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively, aggregate liquidation value of $106	111	55
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,332,771 and 12,805,166 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	11	13
Additional paid-in capital	80,655	85,602
Accumulated deficit	(74,619)	(60,399)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	(81)	(89)
Total stockholders’ equity	6,077	25,182
Total liabilities and stockholders’ equity	$19,827	$47,787

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net sales	$14,177	$31,833	$33,426	$89,184
Cost of sales	3,362	6,756	8,160	19,517
Gross profit	10,815	25,077	25,266	69,667
Operating expenses:
Distributor commissions	6,259	14,509	14,376	40,390
Selling, general and administrative expenses (including stock-based compensation expense of $29 and $8 during the three months ended September 30, 2013 and 2014, respectively, and $82 and $42 during the nine months ended September 30, 2013 and 2014, respectively)	3,216	5,076	8,270	14,454
Depreciation and amortization	13	28	53	72
Total operating expenses	9,488	19,613	22,699	54,916
Income from operations	1,327	5,464	2,567	14,751
Other income (expense), net	15	(31)	(6)	(39)
Income before income taxes	1,342	5,433	2,561	14,712
Income tax provision	21	46	49	144
Net income	1,321	5,387	2,512	14,568
Preferred stock dividends	(4)	(2)	(12)	(9)
Net income available to common stockholders	$1,317	$5,385	$2,500	$14,559

Income per common share:
Basic	$0.12	$0.43	$0.22	$1.22
Diluted	$0.12	$0.42	$0.22	$1.16

Weighted-average number of common shares outstanding:
Basic	11,181	12,455	11,128	11,883
Diluted	11,312	12,774	11,294	12,424

Cash dividends declared per share:
Common	$–	$0.010	$–	$0.020
Series A preferred stock	$–	$0.027	$–	$0.862

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net income	$1,321	$5,387	$2,512	$14,568
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	23	(23)	(3)	(8)
Comprehensive income	$1,344	$5,364	$2,509	$14,560

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,512	$14,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53	72
Stock-based compensation	82	42
Changes in assets and liabilities:
Accounts receivable	(174)	25
Inventories, net	(346)	(2,547)
Other current assets	68	(205)
Other assets	(35)	(16)
Accounts payable	683	1,359
Income taxes payable	49	140
Accrued distributor commissions	994	3,218
Other accrued expenses	704	3,479
Deferred revenue	708	346
Other current liabilities	(195)	442
Net cash provided by operating activities	5,103	20,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(57)	(199)
Increase in restricted cash	(82)	–
Net cash used in investing activities	(139)	(199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	–	4,948
Dividends paid	–	(348)
Repurchase of common stock	(32)	(97)
Net cash provided by (used in) financing activities	(32)	4,503

Effect of exchange rates on cash and cash equivalents	(8)	(29)
Net increase in cash and cash equivalents	4,924	25,198
CASH AND CASH EQUIVALENTS, beginning of period	4,207	14,550
CASH AND CASH EQUIVALENTS, end of period	$9,131	$39,748

NON-CASH FINANCING ACTIVITY:
Conversion of preferred stock	$13	$56

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2013			2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$1,317			$5,385
Less: undistributed earnings to participating securities	(11)			(32)
Net income allocated to common stockholders	$1,306	11,181	$0.12	$5,353	12,455	$0.43

Effect of dilutive securities:
Warrants to purchase common stock	–	–		–	286
Non-vested restricted stock	–	131		–	33
Plus: reallocation of undistributed earnings to participating securities	–			1

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$1,306	11,312	$0.12	$5,354	12,774	$0.42

	Nine Months Ended September 30,
	2013			2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$2,500			$14,559
Less: undistributed earnings to participating securities	(17)			(112)
Net income allocated to common stockholders	$2,483	11,128	$0.22	$14,447	11,883	$1.22

Effect of dilutive securities:
Warrants to purchase common stock	–	–		–	487
Non-vested restricted stock	–	166		–	54
Plus: reallocation of undistributed earnings to participating securities	–			5

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$2,483	11,294	$0.22	$14,452	12,424	$1.16

Warrants to purchase 1,495,952 and 2,484,048 shares of common stock were not included for the three and nine months ended September 30, 2013, respectively, as their effect is anti-dilutive since the applicable exercise price exceeds the average market price of the related common stock for the period. Warrants to purchase 88,097 shares of common stock were still outstanding at September 30, 2014. Such warrants expire April 21, 2015.

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

Stock-based compensation expense totaled $29,000 and $8,000 for the three months ended September 30, 2013 and 2014, respectively, and $82,000 and $42,000 for the nine months ended September 30, 2013 and 2014, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Nonvested at December 31, 2013	54,986	$0.37
Vested	(54,986)	0.37
Nonvested at September 30, 2014	–	–

On August 13, 2012, the Company’s Board of Directors authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 and the Company's policies regarding stock transactions.  Pursuant to this authority, the Company, as Trustee, entered into a 10b5-1 plan and began purchasing in December 2012. The current 10b5-1 plan for the purchase of up to 3,824 shares per month will expire on November 11, 2014, unless terminated earlier, and the Company, as Trustee, may at or after that time to enter into a new 10b5-1 plan or plans to complete the purchases authorized. The Company may terminate the plan at any time.  The employees will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution. Any common stock that is forfeited by an employee whose employment terminates will be delivered to the Company and held as treasury stock.

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2013	53,324	$1.37
Vested	(19,340)	1.37
Forfeited	(3,998)	1.37
Nonvested at September 30, 2014	29,986	1.37

As of September 30, 2014, total unrecognized stock-based compensation expense related to these stock awards was $39,000, which is expected to be recognized over a weighted-average period of 1.2 years.

4.     STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the nine months ended September 30, 2014 (in thousands, except per share data):

	Dividends Per Share
Declaration Date	Preferred	Common	Amount	Date Payable

March 7, 2014	$0.815	$0.005	$159	April 8, 2014
May 6, 2014	0.020	0.005	62	June 4, 2014
July 29, 2014	0.027	0.010	127	August 27, 2014
Total	$0.862	$0.020	$348

Payment of any future dividends on shares of Series A preferred stock and common stock will be at the discretion of the Company’s Board of Directors.

Common Stock Purchase Warrants

Warrants to purchase 1,407,855 shares of common stock were exercised during the nine months ended September 30, 2014 at exercise prices ranging from $3.5108 to $3.52 per share for total proceeds of $4.9 million. As a result of the cash dividends declared on each share of outstanding common stock and in accordance with the warrant agreement, the exercise price per share for each warrant was adjusted from $3.52 per share to $3.5108 per share.

5.     CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales. At September 30, 2014, non-current other assets include KRW 144 million (USD $138,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to a Registration Rights Agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company was obligated to (i) file a registration statement covering the resale of the maximum number of Registrable Securities (as defined) that is permitted by SEC Guidance (as defined) prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement until all Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act.  The Company timely filed that registration statement covering the shares of common stock underlying the debentures, which have been redeemed, and the one-year warrants, which have expired. At the time, the 1,495,952 shares of common stock underlying the seven-year warrants were not deemed Registrable Securities and were not included in the Registration Statement. If they are subsequently deemed Registrable Securities at a time when a registration statement covering them is required to be effective under the Registration Rights Agreement, and such registration statement is not then effective, then the warrants may be exercised by means of a cashless exercise. The maximum number of shares that could be required to be issued upon exercise of the warrants (whether on a cashless basis or otherwise) is limited to the number of shares indicated on the face of the warrants.  The Company filed a registration statement on November 22, 2013 covering the maximum number of shares that could be required to be issued upon exercise of the warrants, and such registration statement was declared effective on December 5, 2013.  The Company filed a post-effective amendment to that registration statement on June 9, 2014, which was declared effective on June 16, 2014. As of September 30, 2014, no contingent obligations have been recognized under registration payment arrangements.

6.	RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™.  Under this agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. George Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS.  The Company recognized royalties of $13,000 and $40,000 during each of the three month periods ended September 30, 2013 and 2014, respectively, and $28,000 and $105,000 during each of the nine month periods ended September 30, 2013 and 2014, respectively.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS. To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for this product for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties through the end of the third quarter of 2014 would total $9,500.

7.	SUBSEQUENT EVENTS

On November 4, 2014, the Board of Directors declared a dividend of $0.032 on each share of outstanding Series A preferred stock, which represents the accrued unpaid dividends through the declaration date, and a dividend of $0.01 on each share of outstanding common stock, totaling aggregate dividends of approximately $130,000. All such dividends are payable in cash on December 3, 2014 to stockholders of record on November 25, 2014.

On November 4, 2014, the Board of Directors approved a special, one-time stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  Such repurchases are expected to begin during November and be complete by January 2015.  Such purchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).  For all or a portion of the authorized repurchase amount, the Company may enter into a plan that is compliant with Rule 10b5-1 of the Exchange Act that is designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.  The share repurchases will be funded from available working capital. The Company intends to utilize the shares purchased in the repurchase program as part of directors fees and long-term incentive plan compensation for employees.

The Company is advised by George K. Broady, its largest shareholder and a member of its Board of Directors, that Mr. Broady desires to participate in the Company’s repurchase program on a basis roughly proportional to his ownership interest, with an estimate of generating approximately $1.5 million through the sale of a portion of the shares of the Company’s common stock held by him. To that end, the Company and Mr. Broady are in discussions regarding the terms of a mutually agreeable stock purchase agreement.

Finally, on November 4, 2014, the Board of Directors authorized management to pursue the listing of its shares of common stock on The Nasdaq Capital Market.  Although the Company believes that it will be able to satisfy Nasdaq’s applicable listing requirements, there can be no assurance as to whether, or in what timeframe, it will be able to do so.

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

As of September 30, 2014, we were conducting business through 48,500 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia. Up to $10.0 million of our available cash may be invested in our Mainland China entity within the next 18 months for such purposes as establishing China-based manufacturing capabilities, opening additional Healthy Lifestyle Centers or branch offices, and ultimately, funding the required deposit for a China direct selling license application. We also may evaluate product or distribution opportunities to diversify from our current Greater China concentration.

We generate approximately 98% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing almost 90% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

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

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap in terms of a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Distributor commissions are dependent on the sales mix and, for the first nine months of 2013 and 2014, represented 43% and 45% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.7	21.2	24.4	21.9
Gross profit	76.3	78.8	75.6	78.1
Operating expenses:
Distributor commissions	44.1	45.6	43.0	45.3
Selling, general and administrative expenses	22.7	15.9	24.7	16.2
Depreciation and amortization	0.1	0.1	0.2	0.1
Total operating expenses	66.9	61.6	67.9	61.6
Income from operations	9.4	17.2	7.7	16.5
Other income (expense), net	0.1	(0.1)	–	–
Income before income taxes	9.5	17.1	7.7	16.5
Income tax provision	0.2	0.2	0.2	0.2
Net income	9.3%	16.9%	7.5%	16.3%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2014		2013		2014

North America	$577	4.1%	$769	2.4%	$1,631	4.9%	$1,908	2.1%
Hong Kong	11,199	79.0	28,289	88.9	25,013	74.8	80,309	90.1
China	158	1.1	568	1.8	529	1.6	991	1.1
Taiwan	858	6.0	1,161	3.6	2,213	6.6	2,663	3.0
South Korea	255	1.8	191	0.6	488	1.5	567	0.6
Japan	27	0.2	21	0.1	80	0.2	69	0.1
Russia, Kazakhstan and Ukraine	1,050	7.4	751	2.3	3,282	9.8	2,412	2.7
Europe	53	0.4	83	0.3	190	0.6	265	0.3
Total	$14,177	100.0%	$31,833	100.0%	$33,426	100.0%	$89,184	100.0%

Net sales were $31.8 million for the three months ended September 30, 2014 compared with $14.2 million for the comparable period a year ago, an increase of $17.7 million, or 125%.  Hong Kong net sales increased $17.1 million, or 153%, over the comparable period a year ago. The sales increase was due to the effectiveness of the Company’s leadership development, promotional programs, incentives, events, new products, training, commission plans and services.

Outside of our Hong Kong business, net sales in our Commonwealth of Independent States (“CIS”) markets for the three months ended September 30, 2014, which continued to be negatively impacted by the political unrest in the region, decreased $299,000, or 28%, as compared to the same period a year ago. Elsewhere, net sales increased $865,000, or 45%, over the same period in the prior year.

Net sales were $89.2 million for the nine months ended September 30, 2014 compared with $33.4 million for the comparable period a year ago, an increase of $55.8 million, or 167%.  Hong Kong net sales increased $55.3 million, or 221%, over the comparable period a year ago. Outside of our Hong Kong business, net sales in our CIS markets decreased $870,000, or 27%, during the nine months ended September 30, 2014, as compared to the same period a year ago due to the continued political unrest mentioned above. Elsewhere, net sales increased $1.3 million, or 26%.

As of September 30, 2014, the operating subsidiaries of the Company had 48,500 active distributors, compared to 22,500 at September 30, 2013. As of September 30, 2014, the Company had deferred revenue of $2.9 million, which primarily consisted of $1.5 million pertaining to unshipped product orders, $707,000 pertaining to auto ship advances and $221,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 78.8% of net sales for the three months ended September 30, 2014 compared with 76.3% of net sales for the three months ended September 30, 2013. The gross profit margin percentage increase is primarily attributable to lower fees paid to our third-party service provider in Russia and less importation costs as a percentage of overall net sales, which occurs when sales from the Russian market comprise a lower percentage of our overall net sales. Additionally, the increase is attributable to higher product margins in Hong Kong due to more favorable product mix. The margin increases are somewhat offset by a cost increase assessed by our Hong Kong third party logistics service provider effective in the fourth quarter of 2013.

Gross profit was 78.1% of net sales for the nine months ended September 30, 2014 compared with 75.6% of net sales for the nine months ended September 30, 2013 due to, as stated above, lower third party service provider fees and importation costs in Russia, a more favorable product mix in Hong Kong, partially offset by a logistics cost increase in Hong Kong effective in the fourth quarter of 2013.

Distributor Commissions

Distributor commissions were 45.6% of net sales for the three months ended September 30, 2014 compared with 44.1% of net sales for the three months ended September 30, 2013, and 45.3% of net sales for the nine months ended September 30, 2014, compared with 43.0% for the comparable period a year ago.  The increase as a percentage of net sales for the three months ended September 30, 2014 as compared to a year ago results from more weekly commissions earned in Hong Kong due to market expansion. The increase as a percentage of net sales for the nine months ended September 30, 2014 is primarily the result of increased costs for an incentive program, called Supreme Bonus Plan, tied to our international recognition program, and to a lesser degree, the increase in weekly commissions earned in Hong Kong.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.1 million for the three months ended September 30, 2014 compared with $3.2 million in the same period a year ago. For the nine month period ended September 30, 2014, selling, general and administrative expenses were $14.5 million compared with $8.3 million for the comparable period a year ago. Selling, general and administrative expenses increased by 58% and 75%, respectively, during the three and nine month periods mainly due to increases in employee-related costs and incentive program accruals, as well as increases in credit card fees and assessments due to higher net sales as compared to the same periods in the prior year.

Income Taxes

An income tax provision of $46,000 and $144,000 was recognized during the three and nine months ended September 30, 2014, respectively, related to our operations outside the United States. An income tax provision of $21,000 and $49,000 was recognized during the three and nine months ended September 30, 2013, respectively. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At September 30, 2014, the Company’s cash and cash equivalents totaled $39.7 million. Total cash and cash equivalents increased by $25.2 million from December 31, 2013 to September 30, 2014.

At September 30, 2014, the ratio of current assets to current liabilities was 1.99 to 1.00 and the Company had $22.4 million of working capital. Current liabilities included deferred revenue of $2.9 million that consisted primarily of unshipped product orders, auto ship advances and unamortized enrollment package revenues. The ratio of current assets to current liabilities excluding deferred revenue was 2.28 to 1.00. Working capital as of September 30, 2014 increased $19.0 million compared to the Company’s working capital as of December 31, 2013, due to cash generated from operations and proceeds received from the exercise of warrants to purchase common stock.

Cash provided by operations for the first nine months of 2014 was $20.9 million compared with $5.1 million in the comparable period of 2013. The increase in operating cash flows results primarily from the net sales increase over the same period in the prior year. Additionally, the timing difference of cash outlays associated with both distributor and employee incentive programs contributed to the increase over the period year period.

Cash flows used in investing activities totaled $199,000 during the first nine months of 2014, primarily the result of buildout costs incurred at the multi-purposed facility in Zhongshan, China and renovations in the Taipei, Taiwan office. Cash flows used in investing activities totaled $139,000 for the first nine months of 2013. As a result of increased sales in South Korea, an additional cash deposit in the amount of $82,000 was required to be held by a certain South Korean credit card processing company.

Cash flows provided by financing activities during the first nine months of 2014 totaled $4.5 million. Warrants to purchase 1,407,855 shares of common stock were exercised during the first nine months of 2014 at exercise prices ranging from $3.5108 to $3.52 per share for total proceeds of $4.9 million. This amount was partly offset by cash dividend payments of $348,000 and the repurchase of common stock in accordance with the Rule 10b5-1 plan authorized by the Board of Directors on August 13, 2012 to purchase 100,000 shares of its common stock on behalf of its non-officer, overseas employees. Such repurchases totaled $32,000 and $97,000 during the first nine months of 2013 and 2014, respectively. No additional financing activities occurred during the first nine months of 2013.

The following table summarizes the Company’s cash dividend activity for the nine months ended September 30, 2014 (in thousands, except per share data):

	Dividends Per Share
Declaration Date	Preferred	Common	Amount	Date Payable

March 7, 2014	$0.815	$0.005	$159	April 8, 2014
May 6, 2014	0.020	0.005	62	June 4, 2014
July 29, 2014	0.027	0.010	127	August 27, 2014
Total	$0.862	$0.020	$348

On November 4, 2014, the Board of Directors declared a dividend of $0.032 on each share of outstanding Series A preferred stock, which represents the accrued unpaid dividends through the declaration date, and a dividend of $0.01 on each share of outstanding common stock, totaling aggregate dividends of approximately $130,000. All such dividends are payable in cash on December 3, 2014 to stockholders of record on November 25, 2014. Payment of any future dividends on shares of Series A preferred stock and common stock will be at the discretion of the Company’s Board of Directors.

Additionally, on November 4, 2014, the Board of Directors approved a special, one-time stock repurchase of up to $5.0 million of Company’s outstanding shares of common stock on the open market. Such repurchases are expected to be completed in January 2015.

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

The Company does not have any other significant unused sources of liquid assets. Furthermore, if necessary, the Company may attempt to generate more funding from the capital markets, but currently does not believe that will be necessary.

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing. The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock. The term for each of the warrants began six months and one day after their respective issuance and each had an exercise price of $3.52 per share.  Such one-year warrants expired unexercised on April 21, 2009 and such five-year warrants expired unexercised on April 21, 2013. Of the seven-year warrants to purchase 1,495,952 shares of common stock, as of October 30, 2014 warrants to purchase 88,097 shares of common stock remain outstanding with an exercise price of $3.5108 per share. Such exercise price was adjusted as a result of cash dividends declared during 2014 on each share of outstanding common stock and in accordance with the warrant agreement. The exercise price per share may be further adjusted on November 25, 2014, the record date of the dividends declared on November 4, 2014. The unexercised warrants expire April 21, 2015 if not previously exercised.

Our priority is to focus our resources in our most important markets, which we consider to be Greater China and countries where our existing members may have the connection to recruit prospects and sell our products, such as Southeast Asia. Up to $10.0 million of our available cash may be invested in our Mainland China entity within the next 18 months for such purposes as establishing China-based manufacturing capabilities, opening additional Healthy Lifestyle Centers or branch offices, and ultimately, funding the required deposit for a China direct selling license application. We also may evaluate product or distribution opportunities to diversify from our current Greater China concentration.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory and the fair value of acquired intangible assets, including goodwill, revenue recognition, as well as those used in the determination of liabilities related to sales returns, distributor commissions and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected. The Company’s critical accounting policies at September 30, 2014 include the following:

Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2013 and September 30, 2014, the Company’s inventory value was $1.8 million and $4.3 million, respectively, net of reserves of zero and $17,000, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill.  In accordance with accounting principles generally accepted in the United States of America, the Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. At December 31, 2013 and September 30, 2014, goodwill of $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 6% of sales.  Sales returns were 2% and 1% of sales for the nine month periods ended September 30, 2013 and 2014, respectively.  The allowance for sales returns was $504,000 and $636,000 at December 31, 2013 and September 30, 2014, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.9 million and $1.5 million at December 31, 2013 and September 30, 2014, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2013 and September 30, 2014, enrollment package revenue totaling $182,000 and $221,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a distributor’s cumulative commission income reaches a certain threshold, a percentage of the distributor’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the distributor.  Such advances were $449,000 and $707,000 at December 31, 2013 and September 30, 2014, respectively.

Tax Valuation Allowance.  The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. The Company has a valuation allowance equal its net deferred tax assets due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During each of the nine month periods ended September 30, 2013 and 2014, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None.

Item 1A.     RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases, as Trustee, of shares of its common stock during the quarter ended September 30, 2014 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

July 1–31, 2014	2,100	$6.95	49,635	50,365
August 1—31, 2014	2,100	9.53	51,735	48,265
September 1—30, 2014	–	–	51,735	48,265

(a)	The shares were purchased in open market transactions under the plan described in footnote (b) below.

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

(c)

The Company, as Trustee, began purchasing under the plan in December 2012. Under the initial 10b5-1 plan executed by the Company, as Trustee, with the Board’s authorization, the Company, as Trustee, would not purchase more than 2,800 shares per month. That 10b5-1 plan was replaced by a new 10b5-1 plan effective November 11, 2013, which was amended on May 13, 2014 and again on October 23, 2014. The Company, as Trustee, will not purchase more than 3,824 shares per month under the new 10b5-1 plan. The current 10b5-1 plan will expire on November 11, 2014, unless terminated earlier, and the Company, as Trustee, may at or after that time enter into a new 10b5-1 plan or plans to complete the purchases authorized by the Board.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.     OTHER INFORMATION

On November 4, 2014, the Board of Directors approved a special, one-time stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  Such repurchases are expected to begin during November and be complete by January 2015.  Such purchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).  For all or a portion of the authorized repurchase amount, the Company may enter into a plan that is compliant with Rule 10b5-1 of the Exchange Act that is designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.  The share repurchases will be funded from available working capital. The Company intends to utilize the shares purchased in the repurchase program as part of directors fees and long-term incentive plan compensation for employees.

The Company is advised by George K. Broady, its largest shareholder and a member of its Board of Directors, that Mr. Broady desires to participate in the Company’s repurchase program on a basis roughly proportional to his ownership interest, with an estimate of generating approximately $1.5 million through the sale of a portion of the shares of the Company’s common stock held by him. To that end, the Company and Mr. Broady are in discussions regarding the terms of a mutually agreeable stock purchase agreement.

Finally, on November 4, 2014, the Board of Directors authorized management to pursue the listing of its shares of common stock on The Nasdaq Capital Market.  Although the Company believes that it will be able to satisfy Nasdaq’s applicable listing requirements, there can be no assurance as to whether, or in what timeframe, it will be able to do so.

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

NATURAL HEALTH TRENDS CORP.

Date: November 4, 2014	/s/ Timothy S. Davidson
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