Form 10-K
period 2014-12-31
NATURAL HEALTH TRENDS CORP
filed 2015-03-06
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 0-26272

NATURAL HEALTH TRENDS CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2705336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4514 Cole Avenue

Suite 1400

Dallas, Texas 75205

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (972) 241-4080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2014: $48,917,062

At February 27, 2015, the number of shares outstanding of the registrant’s common stock was 12,482,356 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end to which this report relates are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NATURAL HEALTH TRENDS CORP.
Annual Report on Form 10-K
December 31, 2014

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

Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on certain assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.

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

Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; and Europe, which consists of Italy and Slovenia. We also operate within certain Commonwealth of Independent States (Russia, Kazakhstan and Ukraine) through our engagement with a local service provider.

We seek to sell our products into many markets, primarily through our network marketing operations. The exception is China, where we sell directly to consumers through an e-commerce platform. Our objectives are to enrich the lives of the users of our products and enable our distributors to benefit financially from the sale of our products.

We were originally incorporated as a Florida corporation in 1988. We merged into one of our subsidiaries and re-incorporated in Delaware effective June 29, 2005.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “NHTC.”

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

Our Principal Products

We offer a line of “NHT Global” branded products in three distinct categories: wellness, beauty and lifestyle. These product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

The following table summarizes our product offering by category:

Product Category	Description	Products

Wellness

Products formulated and designed to meet specific wellness goals of our customers. Includes targeted nutrition such as joint health, antioxidant support, digestive health, heart health, immune support and cellular health.

Liquid, encapsulated, tableted and powder dietary and nutritional supplements, herbal supplements, vitamins, minerals

Premium Noni Juice™, Triotein™, Cluster X2™, Children’s Chewable MultiVitamin™, ReStor™ Silver, ReStor™ Vital, HerBalance™, Trifusion Max™, Glucosamine 2200™, FibeRich™, Energin™, Essential Probiotics™, LivaPro™, Cordyceps Mycelia CS-4™, Purus™, and our recently launched Omega 3 Essential Fatty Acids

Beauty

Products to help improve skin health and bring an appearance of youthful vibrancy. This product line includes anti-aging and hydrating cleansers, creams, lotions, serums and toners to moisturize, protect and improve the appearance of skin.

	Facial skin care and body care	Skindulgence™ 30-Minute Non-Surgical Facelift System, Time Restore™ Eye Cream and Essence, BioCell™ Mask, 24K Renaissance Rejuvenation Serum™, Soothe™, Floraeda Hydrating Series™

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, intimacy support and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura™ by NHT Global, Valura™, LaVie™ Vibrant Energy drink, Twin Slim Diet Jelly™

We continuously source unique, proprietary and immediate impact products to offer to our members and customers. Our product development is an ongoing process that is fueled by marketplace trends and new scientific findings and research.

Working closely with raw material manufacturers and leading domestic and international contract manufacturers, our mission is to co-develop and bring to market the highest quality products. Our manufacturers are primarily located in the United States, as well as a few in South Korea, Hong Kong and China. Our raw materials (including botanical ingredients) are sourced from reputable suppliers around the world. In addition, raw material Certificates of Analysis are reviewed in our effort to assure that the appropriate testing has been performed and are within ingredient specification requirements.

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

●

The Company has implemented a commission structure that makes it as easy as possible to join the Company’s business, while giving existing members a chance to start making money as quickly as possible in multiple ways.

●

We have developed and rolled out a comprehensive training system that provides a complete career path appropriate for our members. Our training material covers the needs of all of our members, be they prospects, new recruits, product evangelists, sales leaders or dream builders.

●

The continuously improving mentality and methodology in our customer services have not only distinguished us as an organization, but have also given us a constant flow of information as to how we can do better to service our members.

●	We have developed a year-round, multi-faceted promotional plan that targets different segments of our membership and has proven most effective in the last few years.
●	Last, a discipline and capability has been established to continue launching high-quality consumer products that are designed to facilitate the accomplishment of our corporate objective.

Sourcing of Products

Our corporate staff works with research and development personnel of our manufacturers and other prospective vendors to create product concepts and develop the product ideas into actual products. We then may enter into supply agreements with the vendors pursuant to which we obtain rights to sell the products under private labels (or trademarks) that are owned by us. Because our current main products all came to us originally as proposals from our vendors, we have incurred minimal “out-of-pocket” research and development costs through December 31, 2014. In addition, some of our local markets introduce their own products from time to time and these products are sometimes adopted by our other markets.

We or certain of our subsidiaries generally purchase finished goods from manufacturers and sell them to our distributors for their resale or personal consumption. We believe that in the event we are unable to source products from our current or alternate suppliers, our revenue, income and cash flow could be adversely and materially impacted. We have a contract with Two Harbors Trading Company (for Premium Noni Juice™) through December 2017 with automatic renewal rights and a contract with 40Js LLC (for Alura™) through July 2016.

Marketing and Distribution

We distribute our products internationally primarily through a network marketing system, which is a form of person-to-person direct selling.  Under this system, distributors primarily refer our products to prospective consumers or they may buy at wholesale prices for resale to consumers and for personal consumption.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials as well as higher levels of customer service, all of which are not as readily available through other distribution channels. In this document, we generically use the term “distributor” to refer to distributors who purchase for their own consumption or for resale, or both, as well as to members who only sign up to consume our products.

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

	December 31,
	2013	2014

North America	1,720	1,660
Hong Kong	20,190	46,710
Taiwan	1,710	2,370
South Korea	510	450
Japan	150	130
Russia, Kazakhstan and Ukraine	2,970	2,600
Europe	270	440
Total	27,520	54,360

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

We sponsor promotional meetings and motivational training events for current and potential NHT Global distributors. These events are designed to inform prospective and existing distributors about both existing and new product lines, our latest marketing and promotional plans, and new services improvements. These events also serve as a venue for recognition of distributor accomplishments. Distributors typically share their experiences in using our products and developing their business at these events. We are continually developing or updating our marketing strategies and programs to motivate our distributors.

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

Employees

At December 31, 2014, we employed 113 total full-time employees worldwide, of which 14 were located in North America, 79 in Greater China (Hong Kong, China, and Taiwan), 13 in Commonwealth of Independent States (Russia, Kazakhstan and Ukraine), three in South Korea, three in Europe, and one in Japan.

Seasonality

From quarter to quarter, we are somewhat impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a significant impact on that quarter. We believe that net sales are also generally negatively impacted during the third quarter, when many of our distributors traditionally take time off for vacations. In addition, the national holidays in Hong Kong, China and Taiwan in early October tend to have an adverse effect on sales in those markets.

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

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale price. As the distributor’s business expands, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payout may be limited to a hard cap dollar amount per week or a specific percentage of the total product sales. In some markets, commissions may be further limited.

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

Through product training meetings, regular conventions, web-based messages, distributor focus groups, regular telephone conference calls and other personal contacts with distributors, we seek to understand and satisfy the needs of our distributors. Via our websites, we provide product fulfillment and tracking services that result in user-friendly and timely product distribution.

To help maintain communication with our distributors, we offer the following support programs:

●	Teleconferences – we hold teleconferences with associate field leadership on various subjects such as technical product discussions, distributor organization building and management techniques.

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

As a result of restrictions in China on direct selling activities, we are not conducting direct selling in China. Consumers and members purchase the Company’s products via our Hong Kong-based website or our e-commerce platform in China. The regulatory environment in China is complex. Because we operate a direct selling model outside of China, our operations in China have received regulatory and media attention. At the end of 2005, China adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent distributors. Regulations are subject to discretionary interpretation by municipal and provincial level regulators. Interpretations of what constitutes permissible activities by regulators can vary from province to province and can change from time to time because of the lack of clearly defined rules regarding direct selling activities.

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

FDA regulations require current good manufacturing practices (cGMP) for dietary supplements.  The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products.  The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded.

Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AER’s”), which requires us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of our products.

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

Competition

The network marketing industry is very diverse, with giant multinational corporations as well as smaller, local operators. Big network marketing companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., Mannatech, Incorporated., Reliv’ International, Inc, and Herbalife, Ltd, which have much greater name recognition and financial resources than we do and also have many more distributors. They are publicly traded and therefore serve as informational benchmarks. But we don’t overlap with them in terms of marketplace or product range. On the other hand, many medium- and small-sized privately held Chinese, Taiwanese and Hong Kong companies are fierce competitors and are much closer to directly competing with us. Also, a number of our former employees and distributors now work for competitors, and sometimes try to use relationships and knowledge obtained to compete with us.

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

We incur a low level of overhead and are run by a small number of executives, who rely on a small group of employees. Our future success depends to a significant degree on the skills, experience and efforts of our top management and directors.  We also depend on the ability of our executive officers and other members of senior management to work effectively as a team.  The loss of one or more of our executive officers, members of our senior management or directors could have a material adverse effect on our business, results of operations and financial condition.  Moreover, as our business evolves, we may require additional or different management members, directors or consultants, and there can be no assurance that we will be able to locate, attract and retain them if and when they are needed.

Because our Hong Kong operations account for a majority of our overall business, and most of our Hong Kong business is derived from the sale of products to members in China, any material adverse change in our business relating to either Hong Kong or China would likely have a material adverse impact on our overall business.

In 2013 and 2014, approximately 77% and 89% of our revenue, respectively, was generated in Hong Kong.  Most of our Hong Kong revenues are derived from the sale of products that are delivered to members in China.    This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

In contrast to our operations in other parts of the world, we have not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license that we do not have, and has also adopted anti-multilevel marketing legislation.   We operate an e-commerce direct selling model in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong.   Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties.   In addition, through a Chinese entity, we sell products in China using an e-commerce retail model.  The Chinese entity operates separately from the Hong Kong entity, although a Chinese member may elect to participate separately or in both.

We believe that the laws and regulations in China regarding direct selling and multi-level marketing are not specifically applicable to our Hong Kong-based e-commerce activity, and that our Chinese entity is operating in compliance with applicable Chinese laws.   However, there can be no assurance that the Chinese authorities will agree with our interpretations of applicable laws and regulations or that China will not adopt new laws or regulations.   Should the Chinese government determine that our e-commerce activity violates China’s direct selling or anti-multilevel marketing legislation, or should new laws or regulations be adopted, there could be a material adverse effect on our business, financial condition and results of operations.

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

We are subject to significant competition for the recruitment of distributors from other direct selling organizations, including those that market similar products.  Many of our competitors are substantially larger than we are, offer a wider array of products, have far greater financial resources and many more active distributors than we have.  Even more numerous are those medium- and small-sized, all privately held Chinese, Taiwanese and Hong Kong companies that are fierce competitors and are much closer to directly competing with us. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors with our products, attractive compensation plan and other incentives.  We believe that we have an attractive product line and that our compensation and incentive programs provide our distributors with significant earning potential.  However, we cannot be sure that our programs for recruitment and retention of distributors would be successful.

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

A significant expense is the payment of compensation to our distributors, which represented approximately 46% of net sales during each of 2013 and 2014.  We compensate our distributors by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the distributor network, the distributor retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to distributors as a percentage of net sales will reduce our profitability.

Our compensation plan includes a cap that may be enforced on distributor compensation paid out on a weekly dollar limit or as a percentage of product sales. There can be no assurance that enforcement of this cap will ensure profitability (which depends on many other factors).  Moreover, enforcement of this cap could cause key distributors affected by the cap to leave and join other companies.

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

We have a limited product line.

We offer a limited number of products under our NHT Global brand.  Our Premium Noni Juice™ product accounts for a significant portion of our total revenue.  If demand decreases significantly, government regulation restricts its sale, we are unable to adequately source or deliver the product, or we cease offering the product for any reason without a suitable replacement, our business, financial condition and results of operations could be materially and adversely affected.

We rely on a limited number of independent third parties to manufacture and supply our products.

All of our products are manufactured by a limited number of independent third parties.  There is no assurance that our current manufacturers will continue to reliably supply products to us at the level of quality we require.  If a key manufacturer suffers liquidity or experiences operational problems assisting with our products, our results could suffer.  In the event any of our third-party manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement manufacturing sources or replacement products.  There is no assurance that we will be able to obtain alternative manufacturing sources or products or be able to do so on a timely basis.  An extended interruption in the supply of certain of our products may result in a substantial loss of revenue.  In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on revenue or result in increased product returns.

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

In 2014, approximately 98% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

We believe that our foreign currency exchange rate exposure is somewhat limited since the Hong Kong dollar is pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure, mainly to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Ukrainian hryrnia and European euro, represented approximately 18% and 9% of our revenue in 2013 and 2014, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we intend to develop opportunities in Southeast Asia, Canada and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.

Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition.  Further, to date we have not attempted to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts.

Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income.

In the course of doing business we may be subject to various taxes, such as sales and use, value-added, and franchise. We are also subject to income taxes in the United States and numerous foreign jurisdictions. We earn a substantial portion of our income in foreign jurisdictions. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions above our current levels, our effective income tax rates for the affected periods could be negatively impacted. Economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. There have been proposals to reform U.S. and foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.

Our principal domicile is the United States. Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes paid abroad. Taxes paid to foreign taxing authorities may exceed the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations.

Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

We may also be subject to examinations of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes, which is subject to significant discretion. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S., or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our financial results or operations could be adversely affected.

In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. The failure to properly calculate, report and pay such duties when we are subject to them could have a material adverse effect on our financial condition and results of operations. Any change in the laws or regulations regarding such duties, or any interpretation thereof, could result in an increase in the cost of doing business.

Transfer pricing regulations affect our business and results of operations.

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

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  We are required to provide management’s assessment of internal controls in conjunction with the filing of our Annual Report on Form 10-K.  As disclosed under Item 9A of this report, our management concluded that our internal control over financial reporting was effective at December 31, 2014.  In the future, our continued assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K.  We believe, at the current time, that we are taking appropriate steps to mitigate these risks.  However, disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.

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

The historic price of our common stock has been volatile and the future market price of our common stock is likely to continue to be volatile. Further, the limited trading volume in our common stock has, and in the future may, contribute significantly to the high volatility in the market price of our common stock. This may make it more difficult for holders of our common stock to sell shares when they want and at prices they find attractive.

The public market for our common stock has historically been very volatile. Prior to February 17, 2015, our common stock was quoted on the OTCQB tier of the OTC Market and, like many other stocks quoted on the OTCQB, trading in our common stock was often thin and characterized by wide fluctuations in trading prices. Although we are hopeful that the transition to trading our common stock on the NASDAQ Capital Market will reduce the historical volatility in our common stock, it is likely that our common stock will continue to experience volatility for some time. There are a number of factors that may contribute to this volatility, but the limited trading volume in our common stock has, and in the future may, contribute significantly to volatility. This volatility may make it more difficult for holders of our common stock to sell shares when they want and at prices they find attractive. There can be no assurance that a larger or more liquid market will be developed or maintained for our common stock.

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

We lease 3,800 square feet of office space in Dallas, Texas for our corporate headquarters. In January 2015, we entered into a lease for 3,700 square feet of office space in Rolling Hills Estates, California with the intention of relocating some Dallas-based employees and hiring additional staff.  The California location will make traveling to and communicating with Asia easier.  In addition, we are intending to execute a lease for 2,400 square foot of retail space in Monterrey Park, California to help further develop the Chinese-American market in Southern California. Outside the United States, we lease office space in Hong Kong, China, Japan, Taiwan, South Korea and Singapore. We also lease a multi-purposed facility in Zhongshan, China that serves the needs of Chinese consumers. We contract with third parties for fulfillment and distribution operations in most of our international markets. Through a local service provider, we maintain marketing and distributor centers in Almaty, Kazakhstan, and Odessa, Ukraine. We believe that our existing office space is in good condition, suitable and adequate for the conduct of our business.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” Prior to February 17, 2015, our common stock was quoted under the trading symbol “NHTC” on the OTCQB tier of the OTC Market. The following table sets forth the range of the high and low bid quotations of our common stock as reported by the OTC Markets Group, Inc. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2013		2014
	High	Low	High	Low

First quarter	$1.44	$1.01	$4.95	$2.81
Second quarter	1.30	0.80	7.50	4.80
Third quarter	2.20	0.93	19.85	6.76
Fourth quarter	3.40	1.86	13.80	8.05

On February 27, 2015, the closing price of our common stock as reported by Nasdaq was $13.05 per share.

Holders of Record

At February 27, 2015, there were approximately 160 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Dividends

No dividends were ever declared or paid on our common stock prior to 2014. At December 31, 2013, we had accrued unpaid dividends of $98,000 with respect to outstanding shares of Series A preferred stock, but such dividends had not been declared and we were under no obligation to pay such accrued dividends except in certain extraordinary circumstances. On March 7, 2014, the Board of Directors declared a dividend on each share of outstanding Series A preferred stock in the amount of $0.81507 per share representing the accrued unpaid dividends from May 4, 2007 through March 7, 2014. All outstanding shares of Series A preferred stock were converted into common stock during 2014. The following table summarizes all cash dividend activity during 2014 (in thousands, except per share data):

	Dividends Per Share
Declaration Date	Preferred	Common	Amount	Date Payable

March 7, 2014	$0.815	$0.005	$159	April 8, 2014
May 6, 2014	0.020	0.005	62	June 4, 2014
July 29, 2014	0.027	0.010	127	August 27, 2014
November 4, 2014	0.032	0.010	128	December 3, 2014
Total	$0.894	$0.030	$476

Additionally, on February 27, 2015, the Board of Directors declared a dividend of $0.02 on each share of common stock outstanding. Such dividends are payable in cash on March 27, 2015 to stockholders of record on March 17, 2015. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Equity Compensation Plan Information

The following table sets forth information regarding all compensation plans under which Company equity securities are authorized for issuance as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	–	$–	1,083
Equity compensation plans not approved by security holders	–	$–	–
Total	–	$–	1,083

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases of shares of its common stock during the quarter ended December 31, 2014 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

October 1–31, 2014	2,100	$9.98	53,835	$262,015
November 1—30, 2014	216,737	$12.26	270,572	$2,148,200
December 1—31, 2014	146,927	$12.82	417,499	$235,100

(a)	The shares were purchased in open market transactions as described in footnote (b) below, except for those shares purchased under the Stock Repurchase Agreement also described in footnote (b) below.

(b)

On August 13, 2012, the Company disclosed in its Quarterly Report on Form 10-Q that its Board of Directors had, on that day, authorized the Company, acting as trustee for certain of its employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act and the Company's policies regarding stock transactions (the “Employee Plan”).  The Company may terminate the plan at any time.  The employees for whom the Company will purchase stock as trustee under the plan will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution. Any stock that is purchased under the plan that is forfeited by an employee whose employment terminates will be delivered to the Company and held by it as treasury stock.

On November 4, 2014, the Board of Directors approved a special, stock repurchase program of up to $5 million of the Company’s outstanding shares of common stock (the “Repurchase Plan”). In connection therewith, the Company was advised by George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock, that Mr. Broady desired to participate in the Repurchase Plan on a basis roughly proportional to his ownership interest, with an estimate of generating approximately $1.5 million through the sale of a portion of the shares of the Company’s common stock held by him. After noting Mr. Broady’s participation interest, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.0 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act.

On November 14, 2014, the Company entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with Mr. Broady in accordance with Rule 10b5-1 under the Exchange Act. The Stock Repurchase Agreement provided for the Company’s purchase from Mr. Broady of one-half of the number of shares of common stock purchased by the Company’s broker in the open market under the Repurchase Plan approved by the Company’s Board of Directors on November 4, 2014. The Stock Repurchase Agreement with Mr. Broady required that the Company report to Mr. Broady on a weekly basis information regarding the broker’s open market purchases, and that the Company purchase from Mr. Broady on a weekly basis at a per share purchase price equal to the weighted average price per share paid by the Company’s broker to purchase shares in the open market.

(c)

The Company, as Trustee, began purchasing under the Employee Plan in December 2012. Under the initial 10b5-1 plan executed by the Company, as Trustee, with the Board’s authorization, the Company would not purchase more than 2,800 shares per month. That 10b5-1 plan was replaced by a new 10b5-1 plan effective November 11, 2013, which was amended on May 13, 2014 and again on October 23, 2014. The latest 10b5-1 plan terminated in November 2014, and the Company, as Trustee, has not entered into a new 10b5-1 plan.

The Repurchase Plan was completed on December 17, 2014, and resulted in the Company purchasing an aggregate of 359,840 shares of its common stock for a purchase price of $4.5 million, plus transaction costs. Of that total, the Company purchased 119,947 shares from Mr. Broady under the Stock Repurchase Agreement for an aggregate purchase price of $1.5 million.

Item 6.	SELECTED FINANCIAL DATA

Not applicable under smaller reporting company disclosure rules.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. In most markets, we sell our products to an independent distributor network that either uses the products themselves or resells them to consumers. Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Commonwealth of Independent States, which consists of Russia, Kazakhstan and Ukraine; South Korea; Japan; and Europe, which consists of Italy and Slovenia.

Our distributor network operates in a seamless manner from market to market, except for the Chinese market, where we sell to consumers through an e-commerce platform. We believe that all of our operating segments should be aggregated into a single reportable segment as they have similar economic characteristics. Additionally, we believe that all of the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. Our e-commerce retail business in China does not require a direct selling license and allows for discounts on volume purchases. There is no separate segment manager who is held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for the Chinese market on a stand-alone basis. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

As of December 31, 2014, we were conducting business through 54,360 active distributors. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia. Up to $10.0 million of our available cash may be invested in our Mainland China entity within the next 18 months for such purposes as establishing China-based manufacturing capabilities, opening additional Healthy Lifestyle Centers or branch offices, and ultimately, funding the mandated deposit and other requirements for a China direct selling license application. We also may evaluate product or distribution opportunities to diversify from our current Greater China concentration.

We generate approximately 98% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 89% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create certain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

China has been and continues to be our most important business development project. In June 2004, we obtained a general business license in China. Direct selling is prohibited in China without a direct selling license which we do not have. In December 2005, we submitted a preliminary application for a direct selling license. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress. By 2009, the information contained in the most recent application was stale. The Company applied to temporarily withdraw the license application in February 2009 to furnish new information and intends to amend its application with the goal to re-apply in the future. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.

Most of our Hong Kong revenue is derived from the sale of products that are delivered to members in China. After consulting with outside professionals, we believe that our Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributed to us. In addition, other Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, in China are subject to interpretations and enforcement attitudes that sometimes vary from province to province, among different levels of government, and from time to time. Members sometimes violate one or more of the laws regulating these activities, notwithstanding training that we attempt to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this has led some existing members in China – who are signed up as distributors in Hong Kong – to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are combating this with more training and public relations efforts that are designed, among other things, to distinguish the Company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically. See “Item 1A. Risk Factors—Because our Hong Kong operations account for a majority of our overall business….”

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

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Distributor commissions are dependent on the sales mix and, for each of fiscal 2013 and 2014, represented 46% of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2013	2014

Net sales	100.0%	100.0%
Cost of sales	23.9	21.7
Gross profit	76.1	78.3
Operating expenses:
Distributor commissions	45.8	45.7
Selling, general and administrative expenses	22.2	15.8
Depreciation and amortization	0.1	0.1
Total operating expenses	68.1	61.6
Income from operations	8.0	16.7
Other expense, net	–	(0.2)
Income before income taxes	8.0	16.5
Income tax provision	0.2	0.2
Net income	7.8%	16.3%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2013		2014

North America	$2,361	4.5%	$2,812	2.3%
Hong Kong	40,585	77.3	111,028	89.1
China	791	1.5	1,538	1.2
Taiwan	3,387	6.4	4,628	3.7
South Korea	702	1.3	1,009	0.8
Japan	106	0.2	89	0.1
Russia, Kazakhstan and Ukraine	4,354	8.3	3,113	2.5
Europe	241	0.5	373	0.3
Total	$52,527	100.0%	$124,590	100.0%

Net sales were $124.6 million for the year ended December 31, 2014 compared with $52.5 million a year ago, an increase of $72.1 million, or 137%.  Hong Kong net sales increased $70.4 million, or 174%, over the prior year.  The sales increase was primarily due to a substantial increase in product sale volumes attributable to the effectiveness of the Company’s leadership development, promotional programs, incentives, events, new products, training, commission plans and services.

Outside of our Hong Kong business, net sales in our Commonwealth of Independent States (“CIS”) market were negatively impacted in 2014 by the political unrest in the region and decreased $1.2 million, or 29%, over the prior year. Elsewhere, net sales increased $2.9 million, or 38%, over the prior year, resulting in a total net sales increase in 2014 outside of our Hong Kong business of $1.7 million, or 14%, over the prior year.

As of December 31, 2014, our operating subsidiaries had 54,360 active distributors, compared with 27,520 active distributors at December 31, 2013. Hong Kong experienced an increase of 26,520 active distributors, or 131%, from December 31, 2013 to December 31, 2014. This substantial increase in the number of active distributors is attributable to the same factors that contributed to the increase in net sales and product sale volumes on a year-over-year basis.

As of December 31, 2014, deferred revenue was $2.7 million, which primarily consisted of $1.2 million pertaining to unshipped product orders, $815,000 pertaining to auto ship advances and $222,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 78.3% of net sales for the year ended December 31, 2014 compared with 76.1% of net sales for the year ended December 31, 2013. The gross profit margin percentage increase is primarily attributable to lower fees paid to our third-party service provider in the CIS market and less importation costs as a percentage of overall net sales, which occurs when sales from the CIS market comprise a lower percentage of our overall net sales. Additionally, the increase is attributable to higher product margins in Hong Kong due to a more favorable product mix. The margin increase is somewhat offset by a cost increase assessed by one of our Hong Kong third-party logistics service providers effective in the fourth quarter of 2013.

Distributor Commissions

Distributor commissions were 45.7% of net sales for the year ended December 31, 2014 compared with 45.8% of net sales for the year ended December 31, 2013.  Though overall commissions as a percentage of net sales were flat year over year, there was a change in the composition.  During 2014, commissions earned on a weekly basis increased 1%, mainly in Hong Kong; but that increase was offset by a comparable decrease in incentive program costs during 2014, primarily the Supreme Bonus Plan, which is tied to our international recognition program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.7 million for the year ended December 31, 2014 compared with $11.6 million for the year ended December 31, 2013. Selling, general and administrative expenses increased by $8.1 million, or 69%, mainly due to an increase in employee-related costs and incentive program accruals, as well as an increase in credit card fees and assessments due to higher net sales as compared to the same period in the prior year.

Other Expense, Net

Loss on foreign exchange was $202,000 for the year ended December 31, 2014 primarily due to the impact of CIS market currency devaluation (against the U.S. dollar) on inter-company balances, namely the Ukrainian hryvnia, the Russian ruble and the Kazakhstani tenge. A loss on foreign exchange totaling $32,000 was recognized for the year ended December 31, 2013.

Income Taxes

An income tax provision of $266,000 was recognized for the year ended December 31, 2014 compared with $102,000 for the year ended December 31, 2013. The increase is due to increased profitability of our operations both domestically and internationally. The Company did not recognize a tax benefit for U.S. tax purposes in 2013 due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At December 31, 2014, the Company’s cash and cash equivalents totaled $44.8 million. Total cash and cash equivalents increased by $10.3 million and $30.3 million during 2013 and 2014, respectively.

At December 31, 2014, the ratio of current assets to current liabilities was 2.03 to 1.00 and the Company had $25.2 million of working capital. Current liabilities included deferred revenue of $2.7 million that consisted primarily of unshipped product orders, auto ship advances and unamortized enrollment package revenues. The ratio of current assets to current liabilities excluding deferred revenue was 2.28 to 1.00. Working capital as of December 31, 2014 increased $21.8 million compared to the Company’s working capital as of December 31, 2013, due to cash generated from operations.

Cash provided by operations during 2014 was $30.6 million compared to $10.7 million during 2013. The increase in operating cash flows results primarily from the net sales increase year over year. Additionally, the timing difference of cash outlays associated with both distributor and employee incentive programs contributed to the increase as the current year expenses were greater than those recognized in the prior year.

Cash flows used in investing activities totaled $339,000 during 2014, primarily the result of buildout costs incurred at the multi-purposed facility in Zhongshan, China and renovations in the Taipei, Taiwan office. Cash flows used in investing activities totaled $292,000 during 2013, of which $210,000 were purchases of property and equipment. The buildout of the multi-purposed facility in Zhongshan, China began in November 2013 and such costs totaled $102,000 during 2013. Also, as a result of increased sales in South Korea during 2013, additional cash deposits in the amount of $82,000 were required to be held by a certain South Korean credit card processing company.

Cash flows used in financing activities during 2014 totaled $189,000. Warrants to purchase 1,407,855 shares of common stock were exercised during 2014 at exercise prices ranging from $3.5108 to $3.52 per share for total proceeds of $4.9 million. Offsetting this amount, on November 4, 2014, the Board of Directors approved a special stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  The stock repurchase program was completed on December 17, 2014 and resulted in stock repurchases totaling $4.5 million, plus transaction costs. George K. Broady, a director and an owner of more than 5% of the Company’s outstanding common stock, participated in the Company’s repurchase program on a basis roughly proportional to his ownership interest, selling approximately $1.5 million of the Company’s common stock held by him (see Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this report). Additionally, other financing cash outflows included cash dividend payments of $476,000 and the repurchase of shares of common stock pursuant to Rule 10b5-1 under a program authorized by the Board of Directors for the Company to purchase 100,000 shares, acting as Trustee for certain of its non-officer, overseas employees. Such repurchases totaled $159,000 and $52,000 during 2014 and 2013, respectively. No additional financing activities occurred during 2013.

The following table summarizes the Company’s cash dividend activity during 2014 (in thousands, except per share data):

	Dividends Per Share
Declaration Date	Preferred	Common	Amount	Date Payable

March 7, 2014	$0.815	$0.005	$159	April 8, 2014
May 6, 2014	0.020	0.005	62	June 4, 2014
July 29, 2014	0.027	0.010	127	August 27, 2014
November 4, 2014	0.032	0.010	128	December 3, 2014
Total	$0.894	$0.030	$476

On February 27, 2015, the Board of Directors declared a cash dividend of $0.02 on each share of common stock outstanding. Such dividends are payable on March 27, 2015 to stockholders of record on March 17, 2015. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

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

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing. The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock. The term for each of the warrants began six months and one day after their respective issuance and each had an exercise price of $3.52 per share.  Such one-year warrants expired unexercised on April 21, 2009 and such five-year warrants expired unexercised on April 21, 2013. Of the seven-year warrants to purchase 1,495,952 shares of common stock, as of February 27, 2015, warrants to purchase 88,097 shares of common stock remain outstanding with an exercise price of $3.5082 per share. Such exercise price was adjusted as a result of cash dividends declared during 2014 on each share of outstanding common stock in accordance with the terms of the related warrant agreement. The exercise price per share may be further adjusted on March 17, 2015, the record date for the dividends declared on February 27, 2015. The unexercised warrants expire April 21, 2015 if not previously exercised.

Our priority is to focus our resources in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia. Up to $10.0 million of our available cash may be invested in our Mainland China entity within the next 18 months for such purposes as establishing China-based manufacturing capabilities, opening additional Healthy Lifestyle Centers or branch offices, and ultimately, funding the required deposit for a China direct selling license application. We also may evaluate product or distribution opportunities to diversify from our current Greater China concentration.

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through March 2018.

In May 2013, the Company entered into an exclusive distribution agreement with one of its suppliers to purchase its product through July 2016. To maintain exclusivity, the Company is required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2014, the Company was in compliance with the exclusivity provision.

In December 2014, the Company amended a supply agreement with one of its suppliers to obtain worldwide exclusivity in return for purchasing a minimum of $3.3 million of product annually. If the Company does not purchase the minimum product as required, then a Cure Payment, as defined, will be due to the supplier. The term of the agreement is three years commencing on January 1, 2015 and shall automatically renew for successive three year terms unless notice of termination is provided by either party.

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined. In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined. Accrued severance totaling $12,000 as of December 31, 2014 was paid in January 2015.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments.  Management believes the Company’s critical accounting policies and estimates are those related to obsolete inventory and the fair value of acquired intangible assets, including goodwill, revenue recognition, as well as those used in the determination of liabilities related to sales returns, distributor commissions and income taxes.

Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2013 and 2014, the Company’s inventory value was $1.8 million and $3.8 million, respectively, net of reserves of zero and $18,000, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. At December 31, 2013 and 2014, goodwill of $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 1% and 2% of sales for the years ended December 31, 2013 and 2014, respectively.  The allowance for sales returns was $504,000 and $654,000 at December 31, 2013 and 2014, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.9 million and $1.2 million at December 31, 2013 and 2014, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2013 and 2014, enrollment package revenue totaling $182,000 and $222,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a distributor’s cumulative commission income reaches a certain threshold, a percentage of the distributor’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the distributor.  Such advances were $449,000 and $815,000 at December 31, 2013 and 2014, respectively.

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

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Independent distributors may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  The Company estimates and accrues the costs associated with incentives over the duration of the qualification period based on distributor achievement of the qualification requirements. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $4.0 million and $8.9 million at December 31, 2013 and 2014, respectively.

Tax Valuation Allowance. The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. The Company increased the valuation allowance to equal its net deferred tax assets during 2005 due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During 2013 and 2014, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.

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

NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Natural Health Trends Corp.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Health Trends Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, PLLC

Dallas, Texas

March 6, 2015

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2013	2014

ASSETS
Current assets:
Cash and cash equivalents	$14,550	$44,816
Accounts receivable	134	107
Inventories, net	1,828	3,760
Other current assets	658	930
Total current assets	17,170	49,613
Property and equipment, net	265	476
Goodwill	1,764	1,764
Restricted cash	328	315
Other assets	300	372
Total assets	$19,827	$52,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,058	$2,232
Income taxes payable	25	268
Accrued distributor commissions	3,962	8,853
Other accrued expenses	3,146	6,743
Deferred revenue	2,569	2,687
Deferred tax liability	108	65
Amounts held in distributor eWallets	–	2,064
Other current liabilities	882	1,513
Total current liabilities	13,750	24,425
Long-term incentive	–	1,665
Total liabilities	13,750	26,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,761,900 shares designated Series A convertible preferred stock at December 31, 2013, 123,693 shares issued and outstanding at December 31, 2013	111	–
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,359,769 and 12,891,317 shares issued at December 31, 2013 and 2014, respectively	11	13
Additional paid-in capital	80,690	85,750
Accumulated deficit	(74,619)	(54,799)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(81)	62
Treasury stock, at cost; 26,998 and 384,220 shares at December 31, 2013 and 2014, respectively	(35)	(4,576)
Total stockholders’ equity	6,077	26,450
Total liabilities and stockholders’ equity	$19,827	$52,540

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2013	2014

Net sales	$52,527	$124,590
Cost of sales	12,551	26,981
Gross profit	39,976	97,609
Operating expenses:
Distributor commissions	24,053	56,997
Selling, general and administrative expenses (including stock-based compensation expense of $110 and $49 during 2013 and 2014, respectively)	11,634	19,687
Depreciation and amortization	66	105
Total operating expenses	35,753	76,789
Income from operations	4,223	20,820
Other expense, net	(32)	(184)
Income before income taxes	4,191	20,636
Income tax provision	102	266
Net income	4,089	20,370
Preferred stock dividends	(15)	(10)
Net income available to common stockholders	$4,074	$20,360

Income per common share:
Basic	$0.36	$1.67
Diluted	$0.36	$1.61

Weighted-average number of common shares outstanding:
Basic	11,154	12,131
Diluted	11,331	12,600

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2013	2014

Net income	$4,089	$20,370
Other comprehensive income, net of tax:
Foreign currency translation adjustments	21	143
Comprehensive income	$4,110	$20,513

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

BALANCE, December 31, 2012	138,400	$124	11,345,062	$11	$80,591	$(78,708)	$(102)	(21,014)	$(7)	$1,909
Net income	–	–	–	–	–	4,089	–	–	–	4,089
Conversion of Series A preferred stock	(14,707)	(13)	14,707	–	13	–	–	–	–	–
Repurchase of common stock	–	–	–	–	–	–	–	(32,660)	(52)	(52)
Shares issued for stock-based compensation awards	–	–	–	–	(24)	–	–	26,676	24	–
Foreign currency translation adjustments	–	–	–	–	–	–	21	–	–	21
Stock-based compensation	–	–	–	–	110	–	–	–	–	110
BALANCE, December 31, 2013	123,693	111	11,359,769	11	80,690	(74,619)	(81)	(26,998)	(35)	6,077
Net income	–	–	–	–	–	20,370	–	–	–	20,370
Conversion of Series A preferred stock	(123,693)	(111)	123,693	–	111	–	–	–	–	–
Exercise of warrants	–	–	1,407,855	2	4,946	–	–	–	–	4,948
Repurchase of common stock	–	–	–	–	–	–	–	(382,564)	(4,661)	(4,661)
Shares issued for stock-based compensation awards	–	–	–	–	(46)	(74)	–	25,342	120	–
Dividends declared	–	–	–	–	–	(476)	–	–	–	(476)
Foreign currency translation adjustments	–	–	–	–	–	–	143	–	–	143
Stock-based compensation	–	–	–	–	49	–	–	–	–	49
BALANCE, December 31, 2014	–	$–	12,891,317	$13	$85,750	$(54,799)	$62	(384,220)	$(4,576)	$26,450

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,089	$20,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66	105
Stock-based compensation	110	49
Deferred income taxes	16	(43)
Changes in assets and liabilities:
Accounts receivable	(17)	–
Inventories, net	(974)	(2,029)
Other current assets	(35)	(501)
Other assets	(38)	(85)
Accounts payable	1,673	(822)
Income taxes payable	16	243
Accrued distributor commissions	2,679	5,077
Other accrued expenses	1,467	3,706
Deferred revenue	1,738	147
Amounts held in distributor eWallets	–	2,065
Other current liabilities	(104)	666
Long-term incentive	–	1,665
Net cash provided by operating activities	10,686	30,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(210)	(339)
Increase in restricted cash	(82)	–
Net cash used in investing activities	(292)	(339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	–	4,948
Repurchase of common stock	(52)	(4,661)
Dividends paid	–	(476)
Net cash used in financing activities	(52)	(189)

Effect of exchange rates on cash and cash equivalents	1	181
Net increase in cash and cash equivalents	10,343	30,266
CASH AND CASH EQUIVALENTS, beginning of period	4,207	14,550
CASH AND CASH EQUIVALENTS, end of period	$14,550	$44,816

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

Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; and Europe, which consists of Italy and Slovenia. We also operate within certain Commonwealth of Independent States (Russia, Kazakhstan and Ukraine) through our engagement with a local service provider.

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

Reclassification

Certain equity balances have been reclassified in the prior year consolidated financial statements to conform to current year presentation of treasury stock. No change in total stockholders’ equity occurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company includes credit card receivables due from certain of its credit card processors in its cash and cash equivalents as the cash proceeds are received within two to five days.

The Company maintains certain cash balances at several institutions located in the United States which at times may exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Restricted Cash

The Company periodically maintains a cash reserve with certain credit card processing companies to provide for potential uncollectible amounts and chargebacks. Those cash reserves held by credit card processing companies located in South Korea are reflected in noncurrent assets since they require the Company to provide 100% collateral before processing transactions, which must be maintained indefinitely.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. At December 31, 2014, the reserve for obsolescence totaled $18,000. No such reserve existed at December 31, 2013.

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

The Company and its subsidiaries file income tax returns in the United States, various states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2011, and is no longer subject to state income tax examinations for years prior to 2010. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

Amounts Held in Distributor eWallets

Commencing in October 2014, the Company requires commission payments of certain distributors in Hong Kong to be first deposited into an electronic wallet (eWallet) account in lieu of being paid out directly to distributors. The eWallet functionality allows distributors to place new product orders utilizing eWallet available funds and/or request commission payout via multiple payment methods. Amounts held in eWallets are reflected on the balance sheet as a current liability.

Long-Term Incentive

Financial rewards earned under the 2014 Long-Term Incentive Plan (the “LTI Plan”) are recognized over the performance period as specified performance or other goals are achieved or exceeded. In accordance with the LTI Plan, fifty percent of any payment earned is payable in cash in thirty-five equal consecutive monthly installments commencing in February of the calendar year immediately following the conclusion of the performance period and the remaining fifty percent of the payment earned is payable in cash in thirty-five equal consecutive monthly installments commencing in February 2021 and ending in December 2023. As such, certain installments to be paid are reflected on the balance sheet as a non-current liability, and the current portion of the installments is reflected in other accrued expenses.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $32,000 and $202,000 was recognized during 2013 and 2014, respectively.

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

Income Per Share

Basic income per share is computed via the “two-class” method by dividing net income allocated to common stockholders by the weighted-average number of common shares outstanding during the period. Net income available to common stockholders is allocated to both common stock and participating securities as if all of the income for the period had been distributed. The Company’s Series A convertible preferred stock was a participating security due to its participation rights related to dividends declared by the Company. If dividends were distributed to common stockholders, the Company was also required to pay dividends to the holders of the preferred stock in an amount equal to the greater of (1) the amount of dividends then accrued and not previously paid on such shares of preferred stock or (2) the amount payable if dividends were distributed to the common stockholders on an as-converted basis.

Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock and warrants is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. The dilutive effect of the Company’s Series A convertible preferred stock was calculated using the more dilutive of the “two-class” method and the “if-converted” method, which assumes that the preferred stock was converted into common stock at the beginning of each period presented.

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2013			2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$4,074			$20,360
Less: undistributed earnings to participating securities	(31)			(127)
Net income allocated to common stockholders	$4,043	11,154	$0.36	$20,233	12,131	$1.67

Effect of dilutive securities:
Warrants to purchase common stock	–	–		–	421
Non-vested restricted stock	–	177		–	48
Plus: reallocation of undistributed earnings to participating securities	–			5

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$4,043	11,331	$0.36	$20,238	12,600	$1.61

Warrants to purchase 2,234,994 shares of common stock were not included in the computation of diluted income per share for 2013 as their effect is anti-dilutive since the applicable exercise price exceeds the average market price of the related common stock for the period.  Warrants to purchase 88,097 shares of common stock were still outstanding at December 31, 2014. Such warrants expire April 21, 2015.

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

The Company’s Premium Noni Juice™ product accounts for a significant portion of the Company’s total revenue. The Company currently sources it from a single supplier. If demand decreases significantly, government regulation restricts its sale, the Company is unable to adequately source or deliver the product, or the Company ceases offering the product for any reason without a suitable replacement, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

Recently Issued and Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830) —Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, to clarify the guidance for entities that cease to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity when (1) the subsidiary or group of assets is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) and (2) there is a cumulative translation adjustment balance associated with that foreign entity.  ASU 2013-05 was effective prospectively for reporting periods, including interim periods, beginning after December 15, 2013.  The Company’s adoption of the standard on January 1, 2014 did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When A Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all tax benefits that exist at the effective date. Retrospective application was permitted.  The Company’s adoption of the standard on January 1, 2014 did not have a material impact on its consolidated financial statements.

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

2.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2013	2014

Property and equipment:
Office equipment	$354	$391
Office software	533	537
Furniture and fixtures	62	59
Leasehold improvements	256	345
Construction in progress	102	75
Property and equipment, at cost	1,307	1,407
Accumulated depreciation and amortization	(1,042)	(931)
	$265	$476

Other accrued expenses:
Sales returns	$504	$654
Employee-related expense	1,860	4,620
Warehousing and inventory-related expense	595	987
Other	187	482
	$3,146	$6,743
Deferred revenue:
Unshipped product	$1,938	$1,150
Auto ship advances	449	815
Enrollment package revenue	182	222
Market development fees	–	500
	$2,569	$2,687
Other current liabilities:
Unclaimed checks	$674	$1,266
Other	208	247
	$882	$1,513

3.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through March 2018. Rent expense in connection with operating leases was $787,000 and $777,000 during 2013 and 2014, respectively.

Future minimum lease obligations as of December 31, 2014 are as follows (in thousands):

2015	$466
2016	178
2017	71
2018	18
2019	–
Total minimum lease obligations	$733

Purchase Commitments

In May 2013, the Company entered into an exclusive distribution agreement with one of its suppliers to purchase its product through July 2016. To maintain exclusivity, the Company is required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2014, the Company was in compliance with the exclusivity provision.

In December 2014, the Company amended a supply agreement with one of its suppliers to obtain worldwide exclusivity in return for purchasing a minimum of $3.3 million of product annually. If the Company does not purchase the minimum product as required, then a Cure Payment, as defined, will be due to the supplier. The term of the agreement is three years commencing on January 1, 2015 and shall automatically renew for successive three year terms unless notice of termination is provided by either party.

Employment Agreements

The Company has employment agreements with certain members of its management team that can be terminated by either the employee or the Company upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined. In addition, the Company has an employment agreement with another employee that can be terminated at will by either the employee or the Company, provided that the Company must pay a specified amount if it terminates the agreement without cause, as defined, or the employee terminates the agreement with good reason, as defined. Accrued severance totaling $12,000 as of December 31, 2014 was paid in January 2015.

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales. At December 31, 2014, non-current other assets include KRW 197 million (USD $180,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

Registration Payment Arrangements

Pursuant to a Registration Rights Agreement with the investors in the Company’s October 2007 financing of variable rate convertible debentures having an aggregate face amount of $4,250,000, seven-year warrants to purchase 1,495,952 shares of the Company’s common stock, and one-year warrants to purchase 1,495,952 shares of the Company’s common stock, the Company was obligated to (i) file a registration statement covering the resale of the maximum number of Registrable Securities (as defined) that is permitted by SEC Guidance (as defined) prior to November 18, 2007, (ii) cause the registration statement to be declared effective within certain specified periods of time and (iii) maintain the effectiveness of the registration statement until all Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act.  The Company timely filed that registration statement covering the shares of common stock underlying the debentures, which have been redeemed, and the one-year warrants, which have expired. At the time, the 1,495,952 shares of common stock underlying the seven-year warrants were not deemed Registrable Securities and were not included in the Registration Statement. If they are subsequently deemed Registrable Securities at a time when a registration statement covering them is required to be effective under the Registration Rights Agreement, and such registration statement is not then effective, then the warrants may be exercised by means of a cashless exercise. The maximum number of shares that could be required to be issued upon exercise of the warrants (whether on a cashless basis or otherwise) is limited to the number of shares indicated on the face of the warrants.  The Company filed a registration statement on November 22, 2013 covering the maximum number of shares that could be required to be issued upon exercise of the warrants, and such registration statement was declared effective on December 5, 2013.  The Company filed a post-effective amendment to that registration statement on June 9, 2014, which was declared effective on June 16, 2014. As of December 31, 2014, no contingent obligations have been recognized under registration payment arrangements.

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

On December 3, 2014, the Company filed a Certificate of Elimination of the Series A Convertible Preferred Stock (the “Certificate”) with the Secretary of State of the State of Delaware. The Certificate, which was effective upon filing, canceled the Company’s Series A preferred stock. At the time of filing the Certificate, no shares of Series A preferred stock remained outstanding as a result of the automatic conversion of all outstanding shares into the Company’s common stock due to the fact that the average closing price of the Company’s common stock equaled or exceeded $10.00 per share over a consecutive, trailing 6-month period that ended November 18, 2014.

Common Stock Purchase Warrants

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing. The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock. The term for each of the warrants began six months and one day after their respective issuance and each have an exercise price of $3.52 per share. The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants. If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise. Such one-year warrants expired unexercised on April 21, 2009 and such five-year warrants expired unexercised on April 21, 2013. Seven-year warrants to purchase 1,407,855 shares of common stock were exercised during 2014 at exercise prices ranging from $3.5108 to $3.52 per share for total proceeds of $4.9 million. As a result of the cash dividends declared on each share of outstanding common stock and in accordance with the terms of the related warrant agreement, the exercise price per share for each warrant was adjusted from $3.52 per share to $3.5082 per share. The remaining warrants to purchase 88,097 shares of common stock expire April 21, 2015 if not previously exercised.

Dividends

The following table summarizes the Company’s cash dividend activity during 2014 (in thousands, except per share data):

	Dividends Per Share
Declaration Date	Preferred	Common	Amount	Date Payable

March 7, 2014	$0.815	$0.005	$159	April 8, 2014
May 6, 2014	0.020	0.005	62	June 4, 2014
July 29, 2014	0.027	0.010	127	August 27, 2014
November 4, 2014	0.032	0.010	128	December 3, 2014
Total	$0.894	$0.030	$476

Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Treasury Stock

On August 13, 2012, the Board of Directors authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Company's policies regarding stock transactions.  Pursuant to this authority, the Company, as Trustee, entered into a 10b5-1 plan and began purchasing shares in December 2012. The latest 10b5-1 plan terminated in November 2014 and the Company, as Trustee, has not entered into a new 10b5-1 plan. See Note 5.

On November 4, 2014, the Board of Directors approved a special, stock repurchase program of up to $5 million of the Company’s outstanding shares of common stock (the “Repurchase Plan”). In connection therewith, the Company was advised by George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock, that Mr. Broady desired to participate in the Repurchase Plan on a basis roughly proportional to his ownership interest, with an estimate of generating approximately $1.5 million through the sale of a portion of the shares of the Company’s common stock held by him (see Note 8). After noting Mr. Broady’s participation interest, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.0 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The Repurchase Plan was completed on December 17, 2014. The Repurchase Plan, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 359,840 shares of its common stock for an aggregate purchase price of $4.5 million, plus transaction costs.

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

The purpose of the 2007 Plan is to enable the Company to attract and retain employees, officers, directors, consultants and advisors; to provide an incentive for them to assist in achieving long-range performance goals; and to enable them to participate in the long-term growth of the Company. The terms of any particular grant are determined by the Board of Directors or a committee appointed by the Board of Directors. Generally, the grants of restricted stock vest quarterly on a pro rata basis over a three-year period. The maximum number of shares available for issuance under the 2007 Plan was 1,550,000 shares. At the Company’s Annual Meeting of Stockholders held on December 30, 2008, the Company’s stockholders approved an increase in the maximum number of shares available for issuance under the 2007 Plan by 500,000 shares. As such, the maximum aggregate number of shares available for issuance under the 2007 Plan totals 2,050,000 shares. As of December 31, 2014, 1,083 shares remain available to be granted under the 2007 Plan.

Valuation and Expense Information under FASB ASC Topic 718

Stock-based compensation expense totaled approximately $110,000 and $49,000 for 2013 and 2014, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

A following table summarizes the Company’s restricted stock activity under the 2007 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance

Nonvested at December 31, 2012	261,658	$0.37
Vested	(206,672)	0.37
Nonvested at December 31, 2013	54,986	0.37
Vested	(54,986)	0.37
Nonvested at December 31, 2014	–	–

On August 13, 2012, the Board of Directors authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act and the Company's policies regarding stock transactions.  Pursuant to this authority, the Company, as Trustee, entered into a 10b5-1 plan and began purchasing in December 2012. The latest 10b5-1 plan terminated in November 2014, and the Company, as Trustee, has not entered into a new 10b5-1 plan. The employees will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution. Any common stock that is forfeited by an employee whose employment terminates will be delivered to the Company and held as treasury stock.

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2012	100,000	$1.37
Vested	(26,676)	1.37
Forfeited	(20,000)	1.37
Nonvested at December 31, 2013	53,324	1.37
Vested	(25,342)	1.37
Forfeited	(3,998)	1.37
Nonvested at December 31, 2014	23,984	1.37

As of December 31, 2014, total unrecognized stock-based compensation expense related to these stock awards was $31,000, which is expected to be recognized over a weighted-average period of one year.

6.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2013	2014

Domestic	$194	$4,502
Foreign	3,997	16,134
Income before income taxes	$4,191	$20,636

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2013	2014

Current:
Federal	$10	$104
State	–	11
Foreign	76	194
Total current taxes	86	309
Deferred foreign taxes	16	(43)
Income tax provision	$102	$266

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2013	2014

Income tax at federal statutory rate	$1,425	$7,016
Effect of permanent differences	7	9
Change in valuation allowance	430	(2,070)
Foreign rate differential	(1,218)	(5,240)
Change in enacted tax rates	(597)	38
Expiration of net operating loss carryforward	–	519
Other reconciling items	55	(6)
Income tax provision	$102	$266

Deferred income taxes consist of the following (in thousands):

	December 31,
	2013	2014

Deferred tax assets:
Net operating losses	$13,115	$10,083
Accrued expenses	268	837
Tax credits	512	519
Impairment of long-lived assets	88	69
Other	1	–
Total deferred tax assets	13,984	11,508
Valuation allowance	(13,927)	(11,440)
	57	68

Deferred tax liabilities:
Intangible assets	(43)	–
Accrued expenses	(107)	(64)
Prepaids	(11)	(32)
Other	(4)	(37)
Total deferred tax liabilities	(165)	(133)
Net deferred tax liability	$(108)	$(65)

The Company has recorded a valuation allowance equal its net deferred tax assets in the U.S. and certain of its foreign jurisdictions due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.

At December 31, 2014, the Company has U.S. federal net operating loss carryforwards of $27.2 million that begin to expire in 2021, if not utilized. The Company also has foreign net operating loss carryforwards totaling $3.4 million in various jurisdictions with various expirations, including $2.0 million in China with expirations from 2015 to 2017. The Company has not provided for U.S. federal and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2014. Such earnings are intended to be reinvested indefinitely. Generally, such earnings become subject to U.S. income tax upon the remittance of dividends and under certain other circumstances. At December 31, 2014, it is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2013	2014
	(In Thousands)
Cash paid during the year for:
Income taxes, net of refunds	$71	$60
Interest	–	1

Non-cash financing activity:
Conversion of preferred stock	13	111

8.     RELATED PARTY TRANSACTIONS

Product Royalties

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™.  Under this agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS.  The Company recognized royalties of $48,000 and $144,000 during 2013 and 2014, respectively.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice.

The Company is considering entering into another royalty agreement and license with BHS regarding the manufacture and sale of a product called Soothe™, which the Company began selling in the fourth quarter of 2012 with the permission of BHS. To continue selling this product, BHS has requested that the Company pay a royalty of 2.5% of sales revenue for this product for 2012 and subsequent years.  The Company is considering that proposal and discussing the terms of a definitive agreement.  At a royalty of 2.5% of net sales, the Company calculates that royalties through the end of December 2014 would total $11,700.

Stock Repurchase Agreement

On November 14, 2014, the Company entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock, in accordance with Rule 10b5-1 under the Exchange Act. The Stock Repurchase Agreement provided for the Company’s purchase from Mr. Broady of one-half of the number of shares of common stock purchased by the Company’s broker in the open market under the Repurchase Plan approved by the Company’s Board of Directors on November 4, 2014 (see Note 4). The Stock Repurchase Agreement with Mr. Broady required that the Company report to Mr. Broady on a weekly basis information regarding the broker’s open market purchases, and that the Company purchase from Mr. Broady on a weekly basis at a per share purchase price equal to the weighted average price per share paid by the Company’s broker to purchase shares in the open market. The Company’s purchases from Mr. Broady under the Stock Repurchase Agreement, which concluded on December 17, 2014, totaled 119,947 shares of its common stock for an aggregate purchase price of $1.5 million.

9.     EMPLOYEE BENEFIT PLANS

       The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2013 and 2014, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $62,000 and $60,000 for 2013 and 2014, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

10.    SEGMENT INFORMATION

The Company sells products to a distributor network that operates in a seamless manner from market to market, except for the Chinese market. The Company believes that all of its operating segments should be aggregated into a single reportable segment as they have similar economic characteristics. In making this determination, the Company believes that all of the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

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

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2013	2014
Net sales from external customers:
United States	$2,289	$1,438
Canada	72	1,374
Hong Kong	40,585	111,028
China	791	1,538
Taiwan	3,387	4,628
South Korea	702	1,009
Russia, Kazakhstan and Ukraine	4,354	3,113
Other foreign countries	347	462
Total net sales	$52,527	$124,590

The Company’s net sales by product and service are as follows (in thousands):

	December 31,
	2013	2014
Net sales by product and service:
Product sales	$50,385	$118,843
Enrollment package revenue, freight and other	2,955	7,927
Less: sales returns	(813)	(2,180)
Total net sales	$52,527	$124,590

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2013	2014
Long-lived assets:
United States	$35	$31
China	137	241
Other foreign countries	93	204
Total long-lived assets	$265	$476

11.     SUBSEQUENT EVENTS

On January 20, 2015, the Company’s Board of Directors granted 60,960 shares of restricted common stock to certain employees and its outside directors for the purpose of further aligning their interest with those of its stockholders and, as to the employee shares, settling fiscal 2014 performance incentives. The shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of their termination of service to the Company under specified circumstances.

On January 22, 2015, the Company entered into a Stock Repurchase Agreement with George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock. The agreement provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased. The shares would be purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock is publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million.

On February 11, 2015, the Board of Directors voted to expand its size to provide for five directors and, in accordance with the Company’s bylaws, elected Christopher R. O’Brien and Kin Y. Chung to fill the newly-created directorships. At the time of their election, Messrs. O’Brien and Chung, together with Randall A. Mason (an existing director), were also appointed to the Board’s Audit Committee, and Messrs. O’Brien and Mason were also appointed to the Board’s Compensation Committee and Nominating and Corporate Governance Committee. The Board determined that each of Messrs. O’Brien and Chung is an “independent director,” as such term is defined in Rule 5605 of The Nasdaq Stock Market Rules; in addition, each such newly-elected director qualifies as an “independent director,” as defined in Rule 10A-3(b), as promulgated under the Exchange Act.

Upon their election and in their capacity as non-employee directors of the Company, each of Messrs. O’Brien and Chung received $25,000 cash and 3,058 shares of restricted common stock, which shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of their termination of service to the Company under specified circumstances.

Also on February 11, 2015, the Company entered into an indemnification agreement (“Indemnification Agreement”) with each of its two recently elected directors, Messrs. O’Brien and Chung, as well as its existing directors and executive officers. The Indemnification Agreement confirms the Company’s obligation to indemnify its directors and executive officers against liability arising out of the performance of their duties. The Indemnification Agreement provides mandatory indemnification, on the terms and conditions set forth in the agreement, for expenses and losses actually and reasonably incurred by directors and executive officers in defending legal proceedings in which they are parties by reason of their service to the Company or other entities to which they provide services at the Company’s request or on its behalf. Pursuant to the Indemnification Agreement, the Company will advance reasonable expenses incurred by directors and executive officers in defending these legal proceedings, on the terms and conditions set forth in the Indemnification Agreement, and subject to repayment in the event of a determination that a director or executive officer is not entitled to indemnification for those expenses.

On February 12, 2015, the Company announced that its common stock had been approved for listing on The NASDAQ Capital Market and began trading under the ticker symbol NHTC on February 17, 2015.

On February 27, 2015, the Board of Directors declared a cash dividend of $0.02 on each share of common stock outstanding. Such dividends are payable on March 27, 2015 to stockholders of record on March 17, 2015. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO ”).  Based on this criteria, management concluded that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2014.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2014.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2014.

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

NATURAL HEALTH TRENDS CORP.

Date: March 6, 2015	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	March 6, 2015
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	March 6, 2015
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	March 6, 2015
Randall A. Mason

/s/ George K. Broady	Director	March 6, 2015
George K. Broady

/s/ Christopher R. O’Brien	Director	March 6, 2015
Christopher R. O’Brien

/s/ Kin Y. Chung	Director	March 6, 2015
Kin Y. Chung

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
3.3	By-Laws of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.02 to Current Report on Form 8-K filed on July 12, 2005).
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

+10.5	Natural Health Trends Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 8, 2014).
+10.6	Natural Health Trends Corp. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 8, 2014).
+10.7

Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris T. Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).

+10.8

Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Timothy S. Davidson dated April 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2007).

+10.9

Form of Restricted Stock Notice of Grant and Award Agreement for shares of restricted stock granted on (1) January 20, 2015 to each of Chris T. Sharng, Timothy S. Davidson, Randall A. Mason any George K. Broady, and (2) February 11, 2015 to each of Christopher R. O’Brien and Kin Y. Chung (filed herewith).

+10.10

Form of Indemnification Agreement dated February 11, 2015, between Natural Health Trends Corp. and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 12, 2015).

10.11

Stock Repurchase Agreement dated November 14, 2014 by and between Natural Health Trends Corp. and George K. Broady (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 17, 2014).

10.12

Stock Repurchase Agreement dated January 22, 2015 by and between Natural Health Trends Corp. and George K. Broady (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 26, 2015).

14.1	Worldwide Code of Business Conduct, as revised on February 11, 2015 (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed on February 12, 2015).
21.1	Subsidiaries of the Company (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_________________________________
+ Management contract or compensatory plan