Form 10-Q
period 2015-03-31
NATURAL HEALTH TRENDS CORP
filed 2015-05-04
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At April 27, 2015, the number of shares outstanding of the registrant’s common stock was 12,576,455 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2015

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

●	Challenges by third parties to the form of our business model could harm our business;
●	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;
●	New regulations governing the marketing and sale of nutritional supplements could harm our business;
●	Regulations governing the production and marketing of our personal care products could harm our business;
●	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;
●	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;
●	Although our distributors are independent contractors, improper distributor actions that violate laws or regulations could harm our business;
●	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;
●	We have a limited product line;
●	We rely on a limited number of independent third parties to manufacture and supply our products;
●	Growth may be impeded by the political and economic risks of entering and operating foreign markets;
●	Currency exchange rate fluctuations could lower our revenue and net income;
●	Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income;
●	Transfer pricing regulations affect our business and results of operations;
●	We may be held responsible for certain taxes or assessments relating to the activities of our distributors, which could harm our financial condition and operating results;
●	We may face litigation that could harm our business;
●	We may be unable to protect or use our intellectual property rights;
●	We do not have product liability insurance and product liability claims could hurt our business;
●	Our internal controls and accounting methods may require modification;
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
●

The historic price of our common stock has been volatile and the future market price of our common stock is likely to continue to be volatile. Further, the limited trading volume in our common stock has, and in the future may, contribute significantly to the high volatility in the market price of our common stock. This may make it more difficult for holders of our common stock to sell shares when they want and at prices they find attractive; and

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

PART I – FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2014	March 31, 2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,816	$59,866
Accounts receivable	107	178
Inventories, net	3,760	4,859
Other current assets	930	1,179
Total current assets	49,613	66,082
Property and equipment, net	476	699
Goodwill	1,764	1,764
Restricted cash	315	312
Other assets	372	591
Total assets	$52,540	$69,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,232	$2,543
Income taxes payable	268	208
Accrued distributor commissions	8,853	7,430
Other accrued expenses	6,743	7,874
Deferred revenue	2,687	10,371
Deferred tax liability	65	65
Amounts held in distributor eWallets	2,064	4,962
Other current liabilities	1,513	1,717
Total current liabilities	24,425	35,170
Long-term incentive	1,665	1,603
Total liabilities	26,090	36,773
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,891,317 shares issued at December 31, 2014 and March 31, 2015	13	13
Additional paid-in capital	85,750	85,608
Accumulated deficit	(54,799)	(48,359)
Accumulated other comprehensive income:
Foreign currency translation adjustments	62	199
Treasury stock, at cost; 384,220 and 402,959 shares at December 31, 2014 and March 31, 2015, respectively	(4,576)	(4,786)
Total stockholders’ equity	26,450	32,675
Total liabilities and stockholders’ equity	$52,540	$69,448

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2014	2015

Net sales	$23,162	$40,709
Cost of sales	5,252	8,930
Gross profit	17,910	31,779
Operating expenses:
Distributor commissions	10,423	18,397
Selling, general and administrative expenses (including stock-based compensation expense of $25 and $15 during the three months ended March 31, 2014 and 2015, respectively)	4,347	6,423
Depreciation and amortization	21	41
Total operating expenses	14,791	24,861
Income from operations	3,119	6,918
Other expense, net	(9)	(109)
Income before income taxes	3,110	6,809
Income tax provision	39	71
Net income	3,071	6,738
Preferred stock dividends	(4)	-
Net income available to common stockholders	$3,067	6,738

Income per common share:
Basic	$0.27	$0.54
Diluted	$0.26	$0.54

Weighted-average number of common shares outstanding:
Basic	11,361	12,453
Diluted	11,673	12,548

Cash dividends declared per share:
Common	$0.005	$0.02
Series A preferred stock	$0.815	$-

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2014	2015

Net income	$3,071	$6,738
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(27)	137
Comprehensive income	$3,044	$6,875

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2014	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,071	$6,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21	41
Stock-based compensation	25	15
Changes in assets and liabilities:
Accounts receivable	(39)	(69)
Inventories, net	(1,527)	(1,101)
Other current assets	(1,105)	(259)
Other assets	-	(221)
Accounts payable	1,381	352
Income taxes payable	28	(59)
Accrued distributor commissions	21	(1,419)
Other accrued expenses	1,040	1,808
Deferred revenue	5,320	7,683
Amounts held in distributor eWallets	-	2,897
Other current liabilities	47	212
Long-term incentive	-	(62)
Net cash provided by operating activities	8,283	16,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(63)	(266)
Net cash used in investing activities	(63)	(266)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	598	-
Repurchase of common stock	(24)	(1,082)
Dividends paid	-	(250)
Net cash provided by (used in) financing activities	574	(1,332)

Effect of exchange rates on cash and cash equivalents	(10)	92
Net increase in cash and cash equivalents	8,784	15,050
CASH AND CASH EQUIVALENTS, beginning of period	14,550	44,816
CASH AND CASH EQUIVALENTS, end of period	$23,334	$59,866

NON-CASH FINANCING ACTIVITY:
Conversion of preferred stock	$18	$-
Cash dividends declared, but not yet paid	158	-
Issuance of treasury stock	-	666

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 6, 2015.

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

Cash and Cash Equivalents

As of March 31, 2015, cash and cash equivalents include $5.3 million held in banks located within China, which is subject to foreign currency controls.

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

Income Per Share

Basic income per share for the three month period ended March 31, 2014 was computed via the “two-class” method by dividing net income allocated to common stockholders by the weighted-average number of common shares outstanding during the period. Net income available to common stockholders was allocated to both common stock and participating securities as if all of the income for the period had been distributed. The Company’s Series A convertible preferred stock was a participating security due to its participation rights related to dividends declared by the Company. If dividends were distributed to common stockholders, the Company was also required to pay dividends to the holders of the preferred stock in an amount equal to the greater of (1) the amount of dividends then accrued and not previously paid on such shares of preferred stock or (2) the amount payable if dividends were distributed to the common stockholders on an as-converted basis.

Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock and warrants is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three month period ended March 31, 2014, the dilutive effect of the Company’s Series A convertible preferred stock was calculated using the more dilutive of the “two-class” method and the “if-converted” method, which assumes that the preferred stock was converted into common stock at the beginning of the period.

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2014			2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$3,067			$6,738
Less: undistributed earnings to participating securities	(28)			-
Net income allocated to common stockholders	$3,039	11,361	$0.27	$6,738	12,453	$0.54

Effect of dilutive securities:
Warrants to purchase common stock	-	231		-	66
Non-vested restricted stock	-	81		-	29

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$3,039	11,673	$0.26	$6,738	12,548	$0.54

Warrants to purchase 88,097 shares of common stock were still outstanding at March 31, 2015. Such warrants were exercised in April 2015. See Note 7.

Recently Issued and Adopted Accounting Pronouncements

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

Stock-based compensation expense totaled approximately $25,000 and $15,000 for the three months ended March 31, 2014 and 2015, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

On January 20, 2015, the Company’s Board of Directors granted 60,960 shares of restricted common stock to certain employees and its outside directors for the purpose of further aligning their interest with those of its stockholders and, as to the employee shares, settling fiscal 2014 performance incentives. The shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of their termination of service to the Company under specified circumstances. On February 11, 2015, the Board of Directors granted an additional 6,116 shares of restricted common stock subject to the same conditions.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Nonvested at December 31, 2014	-	$-
Granted	67,076	12.15
Vested	(5,591)	12.15
Nonvested at March 31, 2015	61,485	12.15

As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock was $141,000, which is expected to be recognized over a weighted-average period of 2.7 years.

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

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2014	23,984	$1.37
Vested	(6,002)	1.37
Nonvested at March 31, 2015	17,982	1.37

As of March 31, 2015, total unrecognized stock-based compensation expense related to these stock awards $21,000, which is expected to be recognized over a weighted-average period of 0.7 years.

4.	STOCKHOLDERS’ EQUITY

Dividends

On February 27, 2015, the Board of Directors declared a cash dividend of $0.02 on each share of common stock outstanding. Such dividends were payable on March 27, 2015 to stockholders of record on March 17, 2015.

Treasury Stock

On January 22, 2015, the Company entered into a Stock Repurchase Agreement with George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock. The agreement provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased (see Note 6). The shares would be purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock is publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million.

5.	CONTINGENCIES

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales. At March 31, 2015, non-current other assets include KRW 197 million (USD $178,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

6.	RELATED PARTY TRANSACTIONS

Product Royalties

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™.  George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States.   On April 29, 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision is effective retroactively to January 1, 2015. Royalties recognized during the first three months of 2014 and 2015 were $29,000 and $112,000, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

Also, on April 29, 2015, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called Soothe™. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Further, the Company agreed to pay BHS $11,700 as royalties for the period it began selling the product in the fourth quarter of 2012 through 2014. Royalties recognized during the first three months of 2014 and 2015 were $1,400 and $2,400, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

Stock Repurchase Agreement

On January 22, 2015, the Company entered into a Stock Repurchase Agreement with George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock. The agreement provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased. The shares would be purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock is publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million. See Note 4.

7.	SUBSEQUENT EVENTS

In April 2015, warrants to purchase 88,097 shares of common stock were exercised at $3.5043 per share for total proceeds of $309,000.

On April 29, 2015, the Company amended its existing Royalty Agreement and License with BHS and also entered into an additional Royalty Agreement and License with BHS in regards to a different product. See Note 6.

On May 4, 2015, the Board of Directors declared a cash dividend of $0.03 on each share of common stock outstanding. Such dividends are payable on May 29, 2015 to stockholders of record on May 19, 2015. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Also on May 4, 2015, the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  Such repurchases are expected to begin soon and be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).  For all or a portion of the authorized repurchase amount, the Company may enter into a plan that is compliant with Rule 10b5-1 of the Exchange Act that is designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.  The share repurchases will be funded from available working capital.  The Company anticipates that George K. Broady, its largest shareholder and a member of its Board of Directors will participate in the Company’s repurchase program on a basis at least proportional to his ownership interest. To that end, the Company and Mr. Broady are in discussions regarding the terms of a mutually agreeable stock purchase agreement.

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

As of March 31, 2015, we were conducting business through 62,010 active distributors, compared to 54,360 three months ago and 35,100 a year ago. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia. Up to $10.0 million of our available cash may be invested in our Mainland China entity within the next 18 months for such purposes as establishing China-based manufacturing capabilities, opening additional Healthy Lifestyle Centers or branch offices, and ultimately, funding the mandated deposit and other requirements for a China direct selling license application. We also may evaluate product or distribution opportunities to diversify from our current Greater China concentration.

We generate approximately 97% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 92% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our distributors and potential inability to obtain necessary product registrations.

China has been and continues to be our most important business development project. In June 2004, we obtained a general business license in China. Direct selling is prohibited in China without a direct selling license which we do not have. In December 2005, we submitted a preliminary application for a direct selling license. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license. We believe this model, which offers discounts based on volume purchases, will encourage repeat purchases of our products for personal consumption in the Chinese market. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress. By 2009, the information contained in the most recent application was stale. The Company applied to temporarily withdraw the license application in February 2009 to furnish new information and intends to amend its application with the goal to re-apply in the next 12 months. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.

Most of our Hong Kong revenue is derived from the sale of products that are delivered to members in China. After consulting with outside professionals, we believe that our Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations – or adopt new laws and regulations – to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributed to us. In addition, other Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, in China are subject to interpretations and enforcement that sometimes vary from province to province, among different levels of government, and from time to time. Members could be accused to violate one or more of the laws regulating these activities, notwithstanding training that we attempt to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this has led some existing members in China – who are signed up as distributors in Hong Kong - to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are combating this with more training and public relations efforts that are designed, among other things, to distinguish the Company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically.

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

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Distributor commissions are dependent on the sales mix and, for the first three months of 2014 and 2015, represented 45% of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2014	2015

Net sales	100.0%	100.0%
Cost of sales	22.7	21.9
Gross profit	77.3	78.1
Operating expenses:
Distributor commissions	45.0	45.2
Selling, general and administrative expenses	18.8	15.8
Depreciation and amortization	0.1	0.1
Total operating expenses	63.9	61.1
Income from operations	13.4	17.0
Other expense, net	-	(0.3)
Income before income taxes	13.4	16.7
Income tax provision	0.2	0.2
Net income	13.2%	16.5%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014		2015

North America	$554	2.4%	$1,233	3.0%
Hong Kong	20,411	88.1	37,339	91.7
China	207	0.9	501	1.2
Taiwan	673	2.9	1,005	2.5
South Korea	262	1.1	212	0.5
Japan	26	0.1	24	0.1
Russia, Kazakhstan and Ukraine	944	4.1	321	0.8
Europe	85	0.4	74	0.2
Total	$23,162	100.0%	$40,709	100.0%

Net sales were $40.7 million for the three months ended March 31, 2015 compared with $23.2 million for the comparable period a year ago, an increase of $17.5 million, or 76%.  Hong Kong net sales increased $16.9 million, or 83%, over the comparable period a year ago. The sales increase was primarily due to a substantial increase in product sale volumes attributable to the effectiveness of the Company’s leadership development, promotional programs, incentives, events, new products, training, commission plans and services.

Outside of our Hong Kong business, net sales in our Commonwealth of Independent States (“CIS”) market were negatively impacted by the political unrest in the region, as well as the devalued Russian ruble as compared to a year ago, and decreased $623,000, or 66%, over the comparable period a year ago. Excluding the currency devaluation, net sales decreased 45% over the same period in the prior year. Elsewhere, net sales increased $1.2 million, or 69%, over the same period, resulting in a total net sales increase outside of our Hong Kong business of $619,000, or 23%, over the comparable period in the prior year.

As of March 31, 2015, our operating subsidiaries had 62,010 active distributors, compared with 35,100 active distributors at March 31, 2014. Hong Kong experienced an increase of 26,500 active distributors, or 95%, from March 31, 2014 to March 31, 2015. This substantial increase in the number of active distributors is attributable to the same factors that contributed to the increase in net sales and product sale volumes on a period-over-period basis.

As of March 31, 2015, deferred revenue was $10.4 million, which primarily consisted of $8.8 million pertaining to unshipped product orders, $881,000 pertaining to auto ship advances and $233,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 78.1% of net sales for the three months ended March 31, 2015 compared with 77.3% of net sales for the three months ended March 31, 2014. The gross profit margin percentage increase is primarily attributable to lower fees paid to our third-party service provider in the CIS market and less importation costs as a percentage of overall net sales, which occurs when sales from the CIS market comprise a lower percentage of our overall net sales. Additionally, the increase is attributable to higher product margins in Hong Kong due to a more favorable product mix.

Distributor Commissions

Distributor commissions were 45.2% of net sales for the three months ended March 31, 2015 compared with 45.0% of net sales for the three months ended March 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.4 million for the three months ended March 31, 2015 compared with $4.3 million for the three months ended March 31, 2014. Selling, general and administrative expenses increased by $2.1 million, or 48%, mainly due to an increase in employee-related costs and incentive program accruals, professional fees, director costs, as well as an increase in credit card fees and assessments due to higher net sales as compared to the same period in the prior year.

Income Taxes

An income tax provision of $39,000 and $71,000 was recognized during the first three months of 2014 and 2015, respectively, related to our operations outside the United States. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At March 31, 2015, the Company’s cash and cash equivalents totaled $59.9 million. Total cash and cash equivalents increased by $15.1 million from December 31, 2014 to March 31, 2015. As of March 31, 2015, cash and cash equivalents included $5.3 million held in banks located within China, which is subject to foreign currency controls.

At March 31, 2015, the ratio of current assets to current liabilities was 1.88 to 1.00 and the Company had $30.9 million of working capital. Current liabilities included deferred revenue of $10.4 million that consisted primarily of unshipped product orders, auto ship advances and unamortized enrollment package revenues. The ratio of current assets to current liabilities excluding deferred revenue was 2.66 to 1.00. Working capital as of March 31, 2015 increased $5.7 million compared to the Company’s working capital as of December 31, 2014, due to cash generated from operations.

Cash provided by operations for the first three months of 2015 was $16.6 million compared with $8.3 million in the comparable period of 2014. The increase in operating cash flows results primarily from the increase in product orders, including those reflected in deferred revenue at period end, over the same period in the prior year. Additionally, the electronic wallet (eWallet) functionality introduced in Hong Kong in October 2014 contributed to the increase as such commission amounts would have been paid out immediately to distributors a year ago instead of deposited into distributor eWallet accounts for purposes as directed by each distributor.

Cash flows used in investing activities totaled $63,000 and $266,000 during the first three months of 2014 and 2015, respectively. Buildout costs of $57,000 were incurred during the first quarter of 2014 for the multi-purposed facility in Zhongshan, China that was completed in January 2014. During the first quarter of 2015, additional buildout costs of $255,000 were incurred for new offices located in Hong Kong and Singapore and additional buildout costs at the multi-purposed facility in Zhongshan, China.

Cash flows used in financing activities during the first three months of 2015 totaled $1.3 million. On January 22, 2015, the Company entered into a Stock Repurchase Agreement with George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock. The agreement provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased. The shares would be purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock is publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million. On February 27, 2015, the Board of Directors declared a cash dividend of $0.02 on each share of common stock outstanding. Such dividends totaled $250,000 and were payable on March 27, 2015 to stockholders of record on March 17, 2015.

Cash flows provided by financing activities during the first three months of 2014 totaled $574,000. During February and March 2014, warrants to purchase 170,000 shares of common stock were exercised at $3.52 per share for total proceeds of $598,000. This amount was partly offset by the repurchase of common stock in accordance with the Rule 10b5-1 plan authorized by the Board of Directors on August 13, 2012 to purchase 100,000 shares of its common stock on behalf of its non-officer, overseas employees. Such repurchases totaled $24,000 during the first three months of 2014.

In April 2015, warrants to purchase 88,097 shares of common stock were exercised at $3.5043 per share for total proceeds of $309,000.

On May 4, 2015, the Board of Directors declared a cash dividend of $0.03 on each share of common stock outstanding. Such dividends are payable on May 29, 2015 to stockholders of record on May 19, 2015. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Also on May 4, 2015, the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  Such repurchases are expected to begin soon and be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).  For all or a portion of the authorized repurchase amount, the Company may enter into a plan that is compliant with Rule 10b5-1 of the Exchange Act that is designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.  The share repurchases will be funded from available working capital.  The Company anticipates that George K. Broady, its largest shareholder and a member of its Board of Directors will participate in the Company’s repurchase program on a basis at least proportional to his ownership interest. To that end, the Company and Mr. Broady are in discussions regarding the terms of a mutually agreeable stock purchase agreement.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 6, 2015. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

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

Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2014 and March 31, 2015, the Company’s inventory value was $3.8 million and $4.9 million, respectively, net of reserves of $18,000 and $17,000, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill.  The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. At December 31, 2014 and March 31, 2015, goodwill of $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 1% to 4% of sales.  Sales returns were 1% and 2% of sales for the three month periods ended March 31, 2014 and 2015, respectively.  The allowance for sales returns was $654,000 and $985,000 at December 31, 2014 and March 31, 2015, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.2 million and $8.8 million at December 31, 2014 and March 31, 2015, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2014 and March 31, 2015, enrollment package revenue totaling $222,000 and $233,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a distributor’s cumulative commission income reaches a certain threshold, a percentage of the distributor’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the distributor.  Such advances were $815,000 and $881,000 at December 31, 2014 and March 31, 2015, respectively.

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

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Independent distributors may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  The Company estimates and accrues the costs associated with incentives over the duration of the qualification period based on distributor achievement of the qualification requirements. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $8.9 million and $7.4 million at December 31, 2014 and March 31, 2015, respectively.

Tax Valuation Allowance.  The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. The Company has a valuation allowance equal its net deferred tax assets due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During each of the three month periods ended March 31, 2014 and 2015, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.

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

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases of shares of its common stock during the quarter ended March 31, 2015 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

January 1–31, 2015	30,000	$12.33	30,000	80,160
February 1—28, 2015	61,817	$11.53	91,817	18,343
March 1—31, 2015	-	$-	-	18,343

(a)	The shares were purchased in open market transactions as described in footnote (b) below, except for those shares purchased under the Stock Repurchase Agreement also described in footnote (b) below.

(b)

On August 13, 2012, the Company disclosed in its Quarterly Report on Form 10-Q that its Board of Directors had, on that day, authorized the Company, acting as trustee for certain of its employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Company's policies regarding stock transactions (the “Employee Plan”).  The Company may terminate the plan at any time.  The employees for whom the Company will purchase stock as trustee under the plan will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution. Any stock that is purchased under the plan that is forfeited by an employee whose employment terminates will be delivered to the Company and held by it as treasury stock.

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

The Company’s purchases from Mr. Broady in accordance with the Stock Repurchase Agreement concluded on February 19, 2015 and resulted in an aggregate purchase price of $1.1 million.

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

NATURAL HEALTH TRENDS CORP.

Date: May 4, 2015	/s/ Timothy S. Davidson
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