Form 10-Q
period 2015-06-30
NATURAL HEALTH TRENDS CORP
filed 2015-07-28
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At July 21, 2015, the number of shares outstanding of the registrant’s common stock was 12,395,938 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2014	June 30, 2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,816	$74,422
Accounts receivable	107	297
Inventories, net	3,760	5,287
Other current assets	930	1,643
Total current assets	49,613	81,649
Property and equipment, net	476	702
Goodwill	1,764	1,764
Restricted cash	315	3,591
Other assets	372	598
Total assets	$52,540	$88,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,232	$3,082
Income taxes payable	268	323
Accrued distributor commissions	8,853	14,338
Other accrued expenses	6,743	10,751
Deferred revenue	2,687	8,151
Deferred tax liability	65	65
Amounts held in distributor eWallets	2,064	8,533
Other current liabilities	1,513	1,696
Total current liabilities	24,425	46,939
Long-term incentive	1,665	1,524
Total liabilities	26,090	48,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,891,317 and 12,979,414 shares issued at December 31, 2014 and June 30, 2015, respectively	13	13
Additional paid-in capital	85,750	85,928
Accumulated deficit	(54,799)	(36,549)
Accumulated other comprehensive income	62	135
Treasury stock, at cost; 384,220 and 583,476 shares at December 31, 2014 and June 30, 2015, respectively	(4,576)	(9,686)
Total stockholders’ equity	26,450	39,841
Total liabilities and stockholders’ equity	$52,540	$88,304

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Net sales	$34,189	$69,716	$57,351	$110,425
Cost of sales	7,509	14,094	12,761	23,024
Gross profit	26,680	55,622	44,590	87,401
Operating expenses:
Distributor commissions	15,458	35,010	25,881	53,407
Selling, general and administrative expenses (including stock-based compensation expense of $9 and $20 during the three months ended June 30, 2014 and 2015, respectively, and $34 and $35 during the six months ended June 30, 2014 and 2015, respectively)	5,031	8,281	9,378	14,704
Depreciation and amortization	23	68	44	109
Total operating expenses	20,512	43,359	35,303	68,220
Income from operations	6,168	12,263	9,287	19,181
Other income (expense), net	1	132	(8)	23
Income before income taxes	6,169	12,395	9,279	19,204
Income tax provision	59	122	98	193
Net income	6,110	12,273	9,181	19,011
Preferred stock dividends	(3)	-	(7)	-
Net income available to common stockholders	$6,107	$12,273	$9,174	$19,011

Income per common share:
Basic	$0.51	$0.99	$0.78	$1.53
Diluted	$0.49	$0.98	$0.76	$1.52

Weighted-average number of common shares outstanding:
Basic	11,821	12,403	11,592	12,428
Diluted	12,305	12,461	12,050	12,513

Cash dividends declared per share:
Common	$0.005	$0.03	$0.010	$0.05
Series A preferred stock	$0.020	$-	$0.835	$-

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Net income	$6,110	$12,273	$9,181	$19,011
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	42	16	15	153
Release of cumulative translation adjustment	-	(82)	-	(82)
Net change in foreign currency translation adjustment	42	(66)	15	71
Unrealized gains on available-for-sale securities	-	2	-	2
Comprehensive income	$6,152	$12,209	$9,196	$19,084

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2014	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,181	$19,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	109
Stock-based compensation	34	35
Cumulative translation adjustment realized in net income	-	(82)
Changes in assets and liabilities:
Accounts receivable	24	(186)
Inventories, net	(2,502)	(1,524)
Other current assets	(104)	(672)
Other assets	(16)	(232)
Accounts payable	1,586	849
Income taxes payable	86	56
Accrued distributor commissions	1,268	5,471
Other accrued expenses	2,466	4,674
Deferred revenue	606	5,459
Amounts held in distributor eWallets	-	6,468
Other current liabilities	152	186
Long-term incentive	-	(141)
Net cash provided by operating activities	12,825	39,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(97)	(333)
Increase in restricted cash	-	(3,272)
Net cash used in investing activities	(97)	(3,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	2,630	309
Repurchase of common stock	(63)	(6,082)
Dividends paid	(195)	(621)
Net cash provided by (used in) financing activities	2,372	(6,394)

Effect of exchange rates on cash and cash equivalents	(28)	124
Net increase in cash and cash equivalents	15,072	29,606
CASH AND CASH EQUIVALENTS, beginning of period	14,550	44,816
CASH AND CASH EQUIVALENTS, end of period	$29,622	$74,422

NON-CASH FINANCING ACTIVITY:
Conversion of preferred stock	$29	$-
Cash dividends declared, but not yet paid	25	-
Issuance of treasury stock	-	666

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; and Europe, which consists of Italy and Slovenia. We also operate within certain Commonwealth of Independent States (Russia and Kazakhstan) through our engagement with a local service provider.

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

Cash and Cash Equivalents

As of June 30, 2015, cash and cash equivalents include $2.8 million held in banks located within China, which is subject to foreign currency controls.

Additionally, as of June 30, 2015, cash and cash equivalents include the Company's investments in debt securities, comprising municipal notes and bonds. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2015 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

Cash and cash equivalents at the end of each period were as follows (in thousands):

	December 31, 2014	June 30, 2015

Cash	$37,314	$51,852
Available-for-sale investments	7,502	22,570
Total cash and cash equivalents	$44,816	$74,422

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million (USD 3.3 million) in anticipation of submitting a direct selling license application. Such deposit is required by Chinese laws to establish a consumer protection fund.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	December 31, 2014			June 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Fair Value	Adjusted Cost	Gross Unrealized Gains	Fair Value

Municipal bonds and notes	$-	$-	$-	$10,003	$2	$10,005
Financial institution instruments	7,502	-	7,502	12,565	-	12,565
Total available-for-sale investments	$7,502	$-	$7,502	$22,568	$2	$22,570

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the first six months of 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Investments	Total

Balance, December 31, 2014	$62	$-	$62
Other comprehensive income before reclassifications	153	2	155
Amounts reclassified out of accumulated other comprehensive income	(82)	-	(82)
Balance, June 30, 2015	$133	$2	$135

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

Income Per Share

Basic income per share for the three and six month periods ended June 30, 2014 were computed via the “two-class” method by dividing net income allocated to common stockholders by the weighted-average number of common shares outstanding during the periods. Net income available to common stockholders was allocated to both common stock and participating securities as if all of the income for the periods had been distributed. The Company’s Series A convertible preferred stock was a participating security due to its participation rights related to dividends declared by the Company. If dividends were distributed to common stockholders, the Company was also required to pay dividends to the holders of the preferred stock in an amount equal to the greater of (1) the amount of dividends then accrued and not previously paid on such shares of preferred stock or (2) the amount payable if dividends were distributed to the common stockholders on an as-converted basis.

Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock and warrants is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six month periods ended June 30, 2014, the dilutive effect of the Company’s Series A convertible preferred stock was calculated using the more dilutive of the “two-class” method and the “if-converted” method, which assumes that the preferred stock was converted into common stock at the beginning of the period.

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2014			2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$6,107			$12,273
Less: undistributed earnings to participating securities	(48)			-
Net income allocated to common stockholders	6,059	11,821	$0.51	12,273	12,403	$0.99

Effect of dilutive securities:
Warrants to purchase common stock	-	444		-	6
Non-vested restricted stock	-	40		-	52
Plus: reallocation of undistributed earnings to participating securities	2			-

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$6,061	12,305	$0.49	$12,273	12,461	$0.98

	Six Months Ended June 30,
	2014			2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$9,174			$19,011
Less: undistributed earnings to participating securities	(80)			-
Net income allocated to common stockholders	9,094	11,592	$0.78	19,011	12,428	$1.53

Effect of dilutive securities:
Warrants to purchase common stock	-	396		-	39
Non-vested restricted stock	-	62		-	46
Plus: reallocation of undistributed earnings to participating securities	4			-

Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$9,098	12,050	$0.76	$19,011	12,513	$1.52

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  In July 2015, the FASB approved the deferral of the effective date for annual reporting periods that begin after December 15, 2017, including interim reporting periods. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact that this standard will have on its consolidated financial statements.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $9,000 and $20,000 for the three months ended June 30, 2014 and 2015, respectively, and $34,000 and $35,000 for the six months ended June 30, 2014 and 2015, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

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

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance

Nonvested at December 31, 2014	-	$-
Granted	67,076	12.15
Vested	(11,182)	12.15
Nonvested at June 30, 2015	55,894	12.15

As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock was $128,000, which is expected to be recognized over a weighted-average period of 2.5 years.

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

	Shares	Wtd. Avg. Grant-Date Fair Value

Nonvested at December 31, 2014	23,984	$1.37
Vested	(12,004)	1.37
Nonvested at June 30, 2015	11,980	1.37

As of June 30, 2015, total unrecognized stock-based compensation expense related to these stock awards $14,000, which is expected to be recognized over a weighted-average period of 0.5 years.

4.	STOCKHOLDERS’ EQUITY

Dividends

On February 27, 2015, the Board of Directors declared a cash dividend of $0.02 on each share of common stock outstanding, payable on March 27, 2015 to stockholders of record on March 17, 2015. On May 4, 2015, the Board of Directors declared a cash dividend of $0.03 on each share of common stock outstanding, payable on May 29, 2015 to stockholders of record on May 19, 2015.

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

On May 4, 2015, the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  In connection therewith, the Company was advised by Mr. Broady that he would participate in the stock repurchase program on a basis roughly proportional to his ownership interest (see Note 6). As such, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.5 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The open market repurchases were completed on May 12, 2015. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 186,519 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs.

Common Stock Purchase Warrants

In April 2015, warrants to purchase 88,097 shares of common stock were exercised at $3.5043 per share for total proceeds of $309,000.

5.	CONTINGENCIES

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to distributors in the event that the Company is unable to provide refunds to distributors. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual distributor claims under the contract is equivalent to three months of rolling sales. At June 30, 2015, non-current other assets include KRW 223 million (USD $198,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding distributor claims. The Company believes that the likelihood of utilizing these funds to provide for distributors claims is remote.

6.	RELATED PARTY TRANSACTIONS

Product Royalties

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™.  George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock, is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States.   On April 29 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision was effective retroactively to January 1, 2015. Such royalties were $36,000 and $144,000 for the three months ended June 30, 2014 and 2015, respectively, and $65,000 and $256,000 for the six months ended June 30, 2014 and 2015, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

Also, on April 29, 2015, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called Soothe™. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Further, the Company agreed to pay BHS $11,700 as royalties for the period it began selling the product in the fourth quarter of 2012 through 2014. Royalties recognized during the three months ended June 30, 2014 and 2015 were $1,400 and $1,500, respectively, and $3,200 and $3,900 for the six months ended June 30, 2014 and 2015, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

Stock Repurchase Agreements

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

On May 7, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4286 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on May 4, 2015. The Company’s purchases from Mr. Broady concluded on May 13, 2015, and resulted in an aggregate purchase price of $1.5 million. See Note 4.

7.	SUBSEQUENT EVENTS

On July 28, 2015, the Board of Directors declared a cash dividend of $0.04 on each share of common stock outstanding. Such dividends are payable on August 28, 2015 to stockholders of record on August 18, 2015. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Also on July 28, 2015, the Board of Directors approved a stock repurchase program of up to $15.0 million of the Company’s outstanding shares of common stock, including $5.0 million of repurchases intended to be executed as soon as possible.   Such repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are anticipated to be conducted through December 2016.   Such repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).  For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.  The Company anticipates that George K. Broady, its largest shareholder and a member of its Board of Directors, will participate in the Company’s repurchase program on a basis roughly proportional to his ownership interest. To that end, the Company and Mr. Broady are in discussions regarding the terms of a mutually agreeable stock purchase agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. In most markets, we sell our products to an independent distributor network that either uses the products themselves or resells them to consumers. Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Commonwealth of Independent States, which consists of Russia and Kazakhstan; South Korea; Japan; and Europe, which consists of Italy and Slovenia.

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

As of June 30, 2015, we were conducting business through 76,400 active distributors, compared to 62,010 three months ago and 42,400 a year ago. We consider a distributor “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia. An aggregate of up to $10.0 million may be invested in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of the Company and its products, sourcing more Chinese-made products, building a chain of service stations as required, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing level and funding the mandated deposit and other requirements for a China direct selling license application. In June 2015, the Company funded the mandated deposit in the amount of CNY 20 million (USD 3.3 million).

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

China has been and continues to be our most important business development project. In June 2004, we obtained a general business license in China. Direct selling is prohibited in China without a direct selling license which we do not have. In December 2005, we submitted a preliminary application for a direct selling license. In June 2006, we submitted a revised application package in accordance with new requirements issued by the Chinese government. In June 2007, we launched a new e-commerce retail platform in China that does not require a direct selling license. The platform is designed to be in compliance with our understanding of current laws and regulations in China. In November 2007, we filed a new, revised direct selling application incorporating a name change, our new e-commerce model and other developments. These direct selling applications were not approved or rejected by the pertinent authorities, but did not appear to materially progress. By 2009, the information contained in the most recent application was stale. The Company applied to temporarily withdraw the license application in February 2009 to furnish new information and intends to amend its application with the goal to re-apply. We are unable to predict whether we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to enhance our e-commerce retail platform with direct selling operations.

Most of our Hong Kong revenue is derived from the sale of products that are delivered to members in China. After consulting with outside professionals, we believe that our Hong Kong e-commerce business does not violate any applicable laws in China even though it is used for the internet purchase of our products by buyers in China. But the government in China could, in the future, officially interpret its laws and regulations - or adopt new laws and regulations - to prohibit some or all of our e-commerce activities with China and, if our members engage in illegal activities in China, those actions could be attributed to us. In addition, other Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, in China are subject to interpretations and enforcement that sometimes vary from province to province, among different levels of government, and from time to time. Members could be accused to violate one or more of the laws regulating these activities, notwithstanding training that we attempt to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this has led some existing members in China - who are signed up as distributors in Hong Kong - to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are managing this risk with more training and public relations efforts that are designed, among other things, to distinguish the Company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically.

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

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale cost. As the distributor’s business expands from successfully sponsoring other distributors who in turn expand their own businesses by sponsoring other distributors, the distributor receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a distributor may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a distributor to be eligible to receive commissions. In determining commissions, the number of levels of down-line distributors included within the distributor's commissionable group increases as the number of distributorships directly below the distributor increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Distributors can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Distributor commissions are dependent on the sales mix and, for the first six months of 2014 and 2015, represented 45% and 48% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate distributors, which can have an impact on distributor commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific distributors.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.0	20.2	22.3	20.8
Gross profit	78.0	79.8	77.7	79.2
Operating expenses:
Distributor commissions	45.2	50.2	45.1	48.4
Selling, general and administrative expenses	14.7	11.9	16.3	13.3
Depreciation and amortization	0.1	0.1	0.1	0.1
Total operating expenses	60.0	62.2	61.5	61.8
Income from operations	18.0	17.6	16.2	17.4
Other income, net	-	0.2	-	-
Income before income taxes	18.0	17.8	16.2	17.4
Income tax provision	0.2	0.2	0.2	0.2
Net income	17.8%	17.6%	16.0%	17.2%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2015		2014		2015

North America	$585	1.7%	$1,878	2.7%	$1,139	2.0%	$3,111	2.8%
Hong Kong	31,609	92.5	64,778	92.9	52,020	90.7	102,117	92.5
China	216	0.6	810	1.2	423	0.7	1,311	1.2
Taiwan	829	2.4	1,359	2.0	1,502	2.6	2,364	2.1
South Korea	114	0.3	516	0.7	376	0.7	728	0.7
Japan	22	0.1	18	-	48	0.1	42	-
Russia, Kazakhstan and Ukraine	717	2.1	260	0.4	1,661	2.9	581	0.5
Europe	97	0.3	97	0.1	182	0.3	171	0.2
Total	$34,189	100.0%	$69,716	100.0%	$57,351	100.0%	$110,425	100.0%

Net sales were $69.7 million for the three months ended June 30, 2015 compared with $34.2 million for the comparable period a year ago, an increase of $35.5 million, or 104%.  Hong Kong net sales increased $33.2 million, or 105%, over the comparable period a year ago. The sales increase was primarily due to a substantial increase in product sale volumes attributable to the effectiveness of the Company’s leadership development, promotional programs, incentives, events, new products, training, commission plans and services.

Outside of our Hong Kong business, net sales increased $2.4 million, or 91%, over the comparable period in the prior year. Double or triple digit sales increases occurred in North America, South Korea, Taiwan and the China e-commerce business. These increases were offset by the performance of our Commonwealth of Independent States (“CIS”) market, which continues to be negatively impacted by the political unrest in the region, as well as the devaluation of the Russian ruble, and decreased $457,000, or 64%, over the comparable period a year ago.

Net sales were $110.4 million for the six months ended June 30, 2015 compared with $57.4 million for the comparable period a year ago, an increase of $53.0 million, or 93%.  Hong Kong net sales increased $50.1 million, or 96%, over the comparable period a year ago.

Outside of our Hong Kong business, net sales increased $3.0 million, or 56%, over the comparable period a year ago. This increase is net of, as stated above, the performance of our CIS market, which continues to be negatively impacted by the political unrest in the region, as well as the devaluation of the Russian ruble, and decreased $1.1 million, or 65%, over the comparable period a year ago.

As of June 30, 2015, our operating subsidiaries had 76,400 active distributors, compared with 42,400 active distributors at June 30, 2014. Hong Kong experienced an increase of 32,800 active distributors, or 93%, from June 30, 2014 to June 30, 2015. This substantial increase in the number of active distributors is attributable to the same factors that contributed to the increase in net sales and product sale volumes on a period-over-period basis.

As of June 30, 2015, deferred revenue was $8.2 million, which primarily consisted of $6.3 million pertaining to unshipped product orders, $1.1 million pertaining to auto ship advances and $251,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 79.8% of net sales for the three months ended June 30, 2015 compared with 78.0% of net sales for the three months ended June 30, 2014. The gross profit margin percentage increase is primarily attributable to both lower logistics costs and higher product margins in Hong Kong.

Gross profit increased to 79.2% of net sales for the six months ended June 30, 2015 compared with 77.7% of net sales for the six months ended June 30, 2014 primarily due to, as stated above, lower logistics costs and higher product margins in Hong Kong. Additionally, lower third party service provider fees and importation costs in Russia contributed to the increase over the comparable period in the prior year.

Distributor Commissions

Distributor commissions were 50.2% of net sales for the three months ended June 30, 2015, compared with 45.2% of net sales for the three months ended June 30, 2014, and 48.4% of net sales for the six months ended June 30, 2015, compared with 45.1% for the comparable period a year ago. The increase as a percentage of net sales for both the three and six month periods ended June 30, 2015 primarily results from increasing the estimated costs for the on-going cash and prize incentive program surrounding our international recognition program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.3 million for the three months ended June 30, 2015 compared with $5.0 million in the same period a year ago. For the six months ended June 30, 2015, selling, general and administrative expenses were $14.7 million compared with $9.4 million for the comparable period a year ago. Selling, general and administrative expenses increased by 65% and 57%, respectively, during the three and six month periods mainly due to an increase in employee-related costs and incentive program accruals, professional fees, director costs, facility costs, as well as an increase in credit card fees and assessments due to higher net sales as compared to the same periods in the prior year.

Income Taxes

An income tax provision of $122,000 and $193,000 was recognized during the three and six month periods ended June 30, 2015, respectively, related to our operations outside the United States. An income tax provision of $59,000 and $98,000 was recognized during the three and six months ended June 30, 2014, respectively. The Company did not recognize a tax benefit for U.S. tax purposes due to uncertainty that the benefit will be realized.

Liquidity and Capital Resources

At June 30, 2015, the Company’s cash and cash equivalents totaled $74.4 million. Total cash and cash equivalents increased by $29.6 million from December 31, 2014 to June 30, 2015. As of June 30, 2015, cash and cash equivalents included $2.8 million held in banks located within China, which is subject to foreign currency controls.

At June 30, 2015, the ratio of current assets to current liabilities was 1.74 to 1.00 and the Company had $34.7 million of working capital. Current liabilities included deferred revenue of $8.2 million that consisted primarily of unshipped product orders, auto ship advances and unamortized enrollment package revenues. The ratio of current assets to current liabilities excluding deferred revenue was 2.11 to 1.00. Working capital as of June 30, 2015 increased $9.5 million compared to the Company’s working capital as of December 31, 2014, due to cash generated from operations.

Cash provided by operations for the first six months of 2015 was $39.5 million compared with $12.8 million in the comparable period of 2014. The increase in operating cash flows results primarily from the increase in product orders, including those reflected in deferred revenue at period end, over the same period in the prior year. Additionally, the electronic wallet (eWallet) functionality introduced in Hong Kong in October 2014 contributed to the increase as such commission amounts would have been paid out immediately to distributors a year ago instead of deposited into distributor eWallet accounts for purposes as directed by each distributor.

Cash flows used in investing activities totaled $3.6 million during the first six months of 2015. In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million (USD 3.3 million) in anticipation of submitting a direct selling license application. Such deposit is required by Chinese laws to establish a consumer protection fund. Additionally, buildout costs of $255,000 were incurred for new offices located in Hong Kong and Singapore and at the multi-purposed facility in Zhongshan, China during the first three months of 2015. Cash flows used in investing activities totaled $97,000 during the first six months of 2014.

Cash flows used in financing activities during the first six months of 2015 totaled $6.4 million. The Company used $6.1 million to repurchase shares of its common stock. On January 22, 2015, the Company entered into a Stock Repurchase Agreement with George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock. The agreement provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased. The shares would be purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock is publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million.

On May 4, 2015, the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  In connection therewith, the Company was advised by Mr. Broady that he would participate in the stock repurchase program on a basis roughly proportional to his ownership interest. As such, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.5 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, and entered into another Stock Repurchase Agreement with Mr. Broady for the repurchase of his proportional ownership interest. The stock repurchase program completed on May 13, 2015, and resulted in the Company purchasing a total of 186,519 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs.

Other financing cash flows during the first six months of 2015 included cash dividend payments of $621,000 and proceeds of $309,000 received from the exercise of warrants to purchase shares of common stock. On February 27, 2015, the Board of Directors declared a cash dividend of $0.02 on each share of common stock outstanding, payable on March 27, 2015 to stockholders of record on March 17, 2015. On May 4, 2015, the Board of Directors declared a cash dividend of $0.03 on each share of common stock outstanding, payable on May 29, 2015 to stockholders of record on May 19, 2015. In April 2015, warrants to purchase 88,097 shares of common stock were exercised at $3.5043 per share.

Cash flows provided by financing activities during the first six months of 2014 totaled $2.4 million. Warrants to purchase 747,883 shares of common stock were exercised during the first six months of 2014 at exercise prices ranging from $3.5137 to $3.52 per share for total proceeds of $2.6 million. This amount was partly offset by cash dividend payments of $195,000 and the repurchase of common stock in accordance with the Rule 10b5-1 plan authorized by the Board of Directors on August 13, 2012 to purchase 100,000 shares of its common stock on behalf of its non-officer, overseas employees. Such repurchases totaled $63,000 during the first six months of 2014.

On July 28, 2015, the Board of Directors declared a cash dividend of $0.04 on each share of common stock outstanding. Such dividends are payable on August 28, 2015 to stockholders of record on August 18, 2015. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Also on July 28, 2015, the Board of Directors approved a stock repurchase program of up to $15.0 million of the Company’s outstanding shares of common stock, including $5.0 million of repurchases intended to be executed as soon as possible.   Such repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are anticipated to be conducted through December 2016.   Such repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).  For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.  The Company anticipates that George K. Broady, its largest shareholder and a member of its Board of Directors, will participate in the Company’s repurchase program on a basis roughly proportional to his ownership interest. To that end, the Company and Mr. Broady are in discussions regarding the terms of a mutually agreeable stock purchase agreement.

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

Our priority is to focus our resources in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia. An aggregate of up to $10.0 million may be invested in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of the Company and its products, sourcing more Chinese-made products, building a chain of service stations as required, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing level and funding the mandated deposit and other requirements for a China direct selling license application. In June 2015, the Company funded the mandated deposit in the amount of CNY 20 million (USD 3.3 million).

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

Inventory Valuation. The Company reviews its inventory carrying value and compares it to the net realizable value of its inventory and any inventory value in excess of net realizable value is written down. In addition, the Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2014 and June 30, 2015, the Company’s inventory value was $3.8 million and $5.3 million, respectively, net of reserves of $18,000 at December 31, 2014 and June 30, 2015. No significant provision was recorded during the periods presented.

Valuation of Goodwill.  The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. At December 31, 2014 and June 30, 2015, goodwill of $1.8 million was reflected on the Company’s balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 0.5% to 5% of sales.  Sales returns were 1% of sales for the six month periods ended June 30, 2014 and 2015, respectively.  The allowance for sales returns was $654,000 and $1,261,000 at December 31, 2014 and June 30, 2015, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent distributors. Product sales to distributors are made pursuant to a distributor agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the distributors, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time distributors place orders. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.2 million and $6.3 million at December 31, 2014 and June 30, 2015, respectively. Shipping charges billed to distributors are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide distributors access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2014 and June 30, 2015, enrollment package revenue totaling $222,000 and $251,000 was deferred, respectively. Although the Company has no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a distributor’s cumulative commission income reaches a certain threshold, a percentage of the distributor’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the distributor.  Such advances were $815,000 and $1.1 million at December 31, 2014 and June 30, 2015, respectively.

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

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored distributors, as well as bonuses on commissions earned by up to three generations of personally sponsored distributors. Independent distributors may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  The Company estimates and accrues the costs associated with incentives over the duration of the qualification period based on distributor achievement of the qualification requirements. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $8.9 million and $14.3 million at December 31, 2014 and June 30, 2015, respectively.

Tax Valuation Allowance.  The Company evaluates the probability of realizing the future benefits of any of its deferred tax assets and records a valuation allowance when it believes a portion or all of its deferred tax assets may not be realized. The Company has a valuation allowance equal its net deferred tax assets due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During each of the three and six month periods ended June 30, 2014 and 2015, no such reduction in the valuation allowance occurred. Any reductions in the valuation allowance will reduce future income tax provisions.

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

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases of shares of its common stock during the quarter ended June 30, 2015 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)

April 1-30, 2015	186,519	$26.80	186,519	18,343
May 1-31, 2015	-	$-	-	18,343
June 1-30, 2015	-	$-	-	18,343

(a)	The shares were purchased in open market transactions as described in footnote (b) below, except for those shares purchased under the Stock Repurchase Agreement also described in footnote (b) below.

(b)

On May 4, 2015, the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  In connection therewith, the Company was advised by George K. Broady, a director of the Company and owner of more than 5% of its outstanding common stock, that Mr. Broady would participate in the stock repurchase program on a basis roughly proportional to his ownership interest. As such, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.5 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The open market repurchases were completed on May 12, 2015. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 186,519 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs.

On May 7, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4286 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on May 4, 2015.

(c)

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

The stock repurchase program approved by the Company’s Board of Directors on May 4, 2015 was completed on May 13, 2015, and resulted in the Company purchasing a total of 186,519 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs. Of that total, the Company purchased 55,958 shares from Mr. Broady under the Stock Repurchase Agreement for an aggregate purchase price of $1.5 million.

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

NATURAL HEALTH TRENDS CORP.

Date: July 28, 2015	/s/ Timothy S. Davidson
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