Form 10-Q
period 2015-09-30
NATURAL HEALTH TRENDS CORP
filed 2015-10-27
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-36849
NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2705336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
609 Deep Valley Drive
Suite 395
Rolling Hills Estates, California 90274
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (310) 541-0888
4514 Cole Avenue
Suite 1400
Dallas, Texas 75205
(Former address of principal executive offices, including zip code)
Registrant’s former telephone number, including area code: (972) 241-4080

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

At October 20, 2015, the number of shares outstanding of the registrant’s common stock was 12,239,498 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
September 30, 2015

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

•	Our failure to maintain and expand our member relationships could adversely affect our business;

•	The high level of competition in our industry could adversely affect our business;

•	An increase in the amount of compensation paid to members would reduce profitability;

•	Failure of new products to gain member and market acceptance could harm our business;

•
Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;

•	Challenges by third parties to the form of our business model could harm our business;

•	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;

•	New regulations governing the marketing and sale of nutritional supplements could harm our business;

•	Regulations governing the production and marketing of our personal care products could harm our business;

•	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;

•	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;

•	Although our members are independent contractors, improper member actions that violate laws or regulations could harm our business;

•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;

•	We have a limited product line;

•	We rely on a limited number of independent third parties to manufacture and supply our products;

•	Growth may be impeded by the political and economic risks of entering and operating foreign markets;

•	Currency exchange rate fluctuations could lower our revenue and net income;

•	Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income;

•	Transfer pricing regulations affect our business and results of operations;

•	We may be held responsible for certain taxes or assessments relating to the activities of our members, which could harm our financial condition and operating results;

•	We may face litigation that could harm our business;

•	We may be unable to protect or use our intellectual property rights;

•	We do not have product liability insurance and product liability claims could hurt our business;

•	Our internal controls and accounting methods may require modification;

•
If we fail to achieve and maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting;

•	We rely on and are subject to risks associated with our reliance upon information technology systems;

•	System failures and attacks could harm our business;

•	Terrorist attacks, cyber-attacks, acts of war, epidemics or other communicable diseases or any other natural disasters may seriously harm our business;

•	Because our systems, software and data reside on third-party servers, our access could be temporarily or permanently interrupted;

•	We may experience substantial negative cash flows, which may have a significant adverse effect on our business and could threaten our solvency;

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,565	$44,816
Accounts receivable	305	107
Inventories, net	6,613	3,760
Other current assets	1,706	930
Total current assets	103,189	49,613
Property and equipment, net	917	476
Goodwill	1,764	1,764
Restricted cash	3,231	315
Other assets	610	372
Total assets	$109,711	$52,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,371	$2,232
Income taxes payable	458	268
Accrued commissions	20,643	8,853
Other accrued expenses	14,426	6,743
Deferred revenue	4,515	2,687
Deferred tax liability	65	65
Amounts held in eWallets	13,419	2,064
Other current liabilities	1,590	1,513
Total current liabilities	59,487	24,425
Long-term incentive	1,436	1,665
Total liabilities	60,923	26,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 and 12,891,317 shares issued at September 30, 2015 and December 31, 2014, respectively	13	13
Additional paid-in capital	85,940	85,750
Accumulated deficit	(22,617)	(54,799)
Accumulated other comprehensive income	17	62
Treasury stock, at cost; 739,916 and 384,220 shares at September 30, 2015 and December 31, 2014, respectively	(14,565)	(4,576)
Total stockholders’ equity	48,788	26,450
Total liabilities and stockholders’ equity	$109,711	$52,540

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$80,779	$31,833	$191,204	$89,184
Cost of sales	16,001	6,756	39,025	19,517
Gross profit	64,778	25,077	152,179	69,667
Operating expenses:
Commissions expense	40,036	14,509	93,443	40,390
Selling, general and administrative expenses
(including stock-based compensation expense of $21 and $8 during the three months ended September 30, 2015 and 2014, respectively, and $56 and $42 during the nine months ended September 30, 2015 and 2014, respectively)	9,867	5,076	24,571	14,454
Depreciation and amortization	72	28	181	72
Total operating expenses	49,975	19,613	118,195	54,916
Income from operations	14,803	5,464	33,984	14,751
Other expense, net	(135)	(31)	(112)	(39)
Income before income taxes	14,668	5,433	33,872	14,712
Income tax provision	137	46	330	144
Net income	14,531	5,387	33,542	14,568
Preferred stock dividends	—	(2)	—	(9)
Net income available to common stockholders	$14,531	$5,385	$33,542	$14,559
Income per common share:
Basic	$1.19	$0.43	$2.71	$1.22
Diluted	$1.18	$0.42	$2.70	$1.16
Weighted-average number of common shares outstanding:
Basic	12,239	12,455	12,364	11,883
Diluted	12,284	12,774	12,439	12,424
Cash dividends declared per share:
Common	$0.040	$0.010	$0.090	$0.020
Series A preferred stock	$—	$0.027	$—	$0.862

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$14,531	$5,387	$33,542	$14,568
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(118)	(23)	35	(8)
Release of cumulative translation adjustment	—	—	(82)	—
Net change in foreign currency translation adjustment	(118)	(23)	(47)	(8)
Unrealized gains on available-for-sale securities	—	—	2	—
Comprehensive income	$14,413	$5,364	$33,497	$14,560

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,542	$14,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181	72
Stock-based compensation	56	42
Cumulative translation adjustment realized in net income	(82)	—
Changes in assets and liabilities:
Accounts receivable	(217)	25
Inventories, net	(2,904)	(2,547)
Other current assets	(736)	(205)
Other assets	(264)	(16)
Accounts payable	2,140	1,359
Income taxes payable	190	140
Accrued commissions	11,832	3,218
Other accrued expenses	8,397	3,479
Deferred revenue	1,844	346
Amounts held in eWallets	11,354	—
Other current liabilities	93	442
Long-term incentive	(229)	—
Net cash provided by operating activities	65,197	20,923
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(645)	(199)
Increase in restricted cash	(3,028)	—
Net cash used in investing activities	(3,673)	(199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	309	4,948
Repurchase of common stock	(11,079)	(97)
Dividends paid	(1,111)	(348)
Net cash (used in) provided by financing activities	(11,881)	4,503
Effect of exchange rates on cash and cash equivalents	106	(29)
Net increase in cash and cash equivalents	49,749	25,198
CASH AND CASH EQUIVALENTS, beginning of period	44,816	14,550
CASH AND CASH EQUIVALENTS, end of period	$94,565	$39,748
NON-CASH FINANCING ACTIVITY:
Conversion of preferred stock	$—	$56
Issuance of treasury stock	666	—

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Natural Health Trends Corp. (the “Company”), a Delaware corporation, is an international direct-selling and e-commerce company. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. In most markets, the Company sells its products to an independent member network that either uses the products themselves or resells them to consumers.

The Company's wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; and Europe, which consists of Italy and Slovenia. The Company also operates within certain Commonwealth of Independent States (Russia and Kazakhstan) through an engagement with a local service provider.

In September 2015, the Company relocated its corporate headquarters from Dallas, Texas to Rolling Hills Estates, California.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 6, 2015.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with obsolete inventory, the fair value of goodwill, revenue recognition, as well as those used in the determination of liabilities related to sales returns, commissions and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

Cash and Cash Equivalents

As of September 30, 2015, cash and cash equivalents include $3.5 million held in banks located within China subject to foreign currency controls.

Additionally, as of September 30, 2015, cash and cash equivalents include the Company's investments in debt securities, comprising municipal notes and bonds, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at September 30, 2015 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

Cash and cash equivalents at the end of each period were as follows (in thousands):

	September 30, 2015	December 31, 2014
Cash	$61,986	$37,314
Cash equivalents	32,579	7,502
Total cash and cash equivalents	$94,565	$44,816

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million (USD 3.1 million at September 30, 2015) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund.

Other Accrued Expenses

Other accrued expenses at the end of each period were as follows (in thousands):

	September 30, 2015	December 31, 2014
Sales returns	$1,196	$654
Employee-related	11,043	4,620
Warehousing, inventory-related and other	2,187	1,469
Total other accrued expenses	$14,426	$6,743

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

As a result of capital return activities approved by the Board of Directors during the three months ended September 30, 2015, and anticipated future capital return activities intended to take full advantage of existing U.S. net operating losses, the Company determined that a portion of its undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries beginning in the quarter ended September 30, 2015. As such, an accumulated deferred tax liability of $9.3 million was recorded against these undistributed earnings, which includes the impact of utilization of foreign tax credits. However, because it is anticipated that these earnings will be offset by U.S. net operating losses that had previously been fully offset by a valuation allowance, the Company also released a similar amount of valuation allowance. Accordingly, there was no significant impact on the income tax provision for the quarter ended September 30, 2015. The Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion accordingly. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. corporate tax rate.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of their short maturities. The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents. The Company's cash equivalents are valued based on level 1 inputs which consist of quoted prices in active markets.

Accounting standards permit companies, at their option, to choose to measure many financial instruments and certain other items at fair value.  The Company has elected to not fair value existing eligible items.

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	September 30, 2015			December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Fair Value	Adjusted Cost	Gross Unrealized Gains	Fair Value
Municipal bonds and notes	$7,420	$2	$7,422	$—	$—	$—
Financial institution instruments	25,157	—	25,157	7,502	—	7,502
Total available-for-sale investments	$32,577	$2	$32,579	$7,502	$—	$7,502

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the first nine months of 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Investments	Total
Balance, December 31, 2014	$62	$—	$62
Other comprehensive income before reclassifications	35	2	37
Amounts reclassified out of accumulated other comprehensive income	(82)	—	(82)
Balance, September 30, 2015	$15	$2	$17

Revenue Recognition

Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon the Company's delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are recorded as deferred revenue. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal.

Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales.

Various taxes on the sale of products and enrollment packages to members are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

Income Per Share

Basic income per share for the three and nine month periods ended September 30, 2014 were computed via the “two-class” method by dividing net income allocated to common stockholders by the weighted-average number of common shares outstanding during the periods. Net income available to common stockholders was allocated to both common stock and participating securities as if all of the income for the periods had been distributed. The Company’s Series A convertible preferred stock was a participating security due to its participation rights related to dividends declared by the Company. If dividends were distributed to common stockholders, the Company was also required to pay dividends to the holders of the preferred stock in an amount equal to the greater of (1) the amount of dividends then accrued and not previously paid on such shares of preferred stock or (2) the amount payable if dividends were distributed to the common stockholders on an as-converted basis.

Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock and warrants is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and nine periods ended September 30, 2014, the dilutive effect of the Company’s Series A convertible preferred stock was calculated using the more dilutive of the “two-class” method and the “if-converted” method, which assumes that the preferred stock was converted into common stock at the beginning of the period.

All shares of the Company's Series A convertible preferred stock were converted into shares of common stock in December 2014.

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2015			2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$14,531			$5,385
Less: undistributed earnings to participating securities	—			(32)
Net income allocated to common stockholders	14,531	12,239	$1.19	5,353	12,455	$0.43
Effect of dilutive securities:
Warrants to purchase common stock	—	—		—	286
Non-vested restricted stock	—	45		—	33
Plus: reallocation of undistributed earnings to participating securities	—			1
Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$14,531	12,284	$1.18	$5,354	12,774	$0.42

	Nine Months Ended September 30,
	2015			2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$33,542			$14,559
Less: undistributed earnings to participating securities	—			(112)
Net income allocated to common stockholders	33,542	12,364	$2.71	14,447	11,883	$1.22
Effect of dilutive securities:
Warrants to purchase common stock	—	27		—	487
Non-vested restricted stock	—	48		—	54
Plus: reallocation of undistributed earnings to participating securities	—			5
Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$33,542	12,439	$2.70	$14,452	12,424	$1.16

Recently Issued and Adopted Accounting Pronouncements

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

3. STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $21,000 and $8,000 for the three months ended September 30, 2015 and 2014, respectively, and $56,000 and $42,000 for the nine months ended September 30, 2015 and 2014, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

On January 20, 2015, the Company’s Board of Directors granted 60,960 shares of restricted common stock to certain employees and its then-existing outside directors for the purpose of further aligning their interest with those of its stockholders and as to the employee shares, settling fiscal 2014 performance incentives. The shares vest on a quarterly basis over the next 3 years and are subject to forfeiture in the event of their termination of service to the Company under specified circumstances. On February 11, 2015, the Board of Directors granted an additional 6,116 shares of restricted common stock to its newly-elected outside directors subject to the same conditions.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2014	—	$—
Granted	67,076	12.15
Vested	(16,773)	12.15
Nonvested at September 30, 2015	50,303	12.15

As of September 30, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock was $115,000, which is expected to be recognized over a weighted-average period of 2.2 years.

On August 13, 2012, the Board of Directors authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act and the Company's policies regarding stock transactions.  Pursuant to this authority, the Company, as Trustee, entered into a 10b5-1 plan and began purchasing in December 2012. The latest 10b5-1 plan terminated in November 2014, and the Company does not intend to enter into any further 10b5-1 plans or to make any further purchases under this program. The employees will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution. Any common stock that is forfeited by an employee whose employment terminates will be delivered to the Company and held as treasury stock.

	Shares	Wtd. Avg. Grant-Date Fair Value
Nonvested at December 31, 2014	23,984	$1.37
Vested	(18,006)	1.37
Nonvested at September 30, 2015	5,978	1.37

As of September 30, 2015, total unrecognized stock-based compensation expense related to these stock awards was $6,000, which is expected to be recognized over a weighted-average period of 0.2 years.

4. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company's cash dividend activity for the nine months ended September 30, 2015 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
July 28, 2015	$0.04	$489	August 18, 2015	August 28, 2015
May 4, 2015	0.03	372	May 19, 2015	May 29, 2015
February 27, 2015	0.02	250	March 17, 2015	March 27, 2015
Total	$0.09	$1,111

Payment of any future dividends on shares of common stock will be at the discretion of the Company's Board of Directors.

Treasury Stock

On July 28, 2015, the Board of Directors approved a stock repurchase program of up to $15.0 million of the Company’s outstanding shares of common stock. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, are anticipated to be conducted through September 2016, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. In connection therewith, the Company was advised that George K. Broady, a director of the Company and owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program on a basis roughly proportional to his ownership interest (see Note 6). As such, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.5 million. The open market repurchases were completed on August 4, 2015. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 162,442 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs. As of September 30, 2015, $10.0 million of the $15.0 million stock repurchase program approved on July 28, 2015 remained available for future purchases.

 On May 4, 2015, the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  In connection therewith, the Company was advised by Mr. Broady that he would participate in the stock repurchase program on a basis roughly proportional to his ownership interest (see Note 6). As such, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.5 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, was completed on May 13, 2015, and resulted in the Company purchasing a total of 186,519 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs.

On January 22, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased (see Note 6). The shares were purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock is publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million.

Common Stock Purchase Warrants

In April 2015, warrants to purchase 88,097 shares of common stock were exercised at $3.5043 per share for total proceeds of $309,000.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

During the nine months ended September 30, 2015, the Company entered into new operating leases within the United States and for its international subsidiaries. Future non-cancelable minimum commitments as of September 30, 2015 relating to these operating leases total $3.8 million and are due through September 2025.

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to members in the event that the Company is unable to provide refunds to members. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual member claims under the contract is equivalent to three months of rolling sales. At September 30, 2015, non-current other assets include KRW 223 million (USD $187,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding member claims. The Company believes that the likelihood of utilizing these funds to provide for members claims is remote.

6. RELATED PARTY TRANSACTIONS

Product Royalties

On April 29, 2015, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called Soothe™. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Mr. Broady is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Further, the Company agreed to pay BHS $11,700 as royalties for the period it began selling the product in the fourth quarter of 2012 through 2014. Royalties recognized during the three months ended September 30, 2015 and 2014 were $1,300 and $1,400, respectively, and $5,200 and $4,600 for the nine months ended September 30, 2015 and 2014, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

In February 2013, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called ReStor™.  Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision was effective retroactively to January 1, 2015. Such royalties were $154,000 and $40,000 for the three months ended September 30, 2015 and 2014, respectively, and $410,000 and $105,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

Stock Repurchase Agreements

On July 31, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4085 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on July 28, 2015. The Company’s purchases from Mr. Broady concluded on August 6, 2015, were completed at a per share purchase price equal to the weighted average price per share paid by the Company's broker in its open-market purchases, and resulted in an aggregate purchase price of $1.5 million. See Note 4.

On May 7, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4286 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on May 4, 2015. The Company’s purchases from Mr. Broady concluded on May 13, 2015, were completed at a per share purchase price equal to the weighted average price per share paid by the Company's broker in its open-market purchases, and resulted in an aggregate purchase price of $1.5 million. See Note 4.

On January 22, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased. The shares would be purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock is publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million. See Note 4.

7. SUBSEQUENT EVENT

On October 21, 2015, the Board of Directors declared a cash dividend of $0.05 on each share of common stock outstanding. Such dividends are payable on November 20, 2015 to stockholders of record on November 10, 2015. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

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

Our member network operates in a seamless manner from market to market, except for the Chinese market, where we sell to consumers through an e-commerce platform. We believe that all of our operating segments should be aggregated into a single reportable segment as they have similar economic characteristics. Additionally, we believe that all of the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. Our e-commerce retail business in China does not require a direct selling license and allows for discounts on volume purchases. There is no separate segment manager who is held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for the Chinese market on a stand-alone basis as it currently generates less than 2% of our net sales. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

As of September 30, 2015, we were conducting business through 94,700 active members, compared to 76,400 three months ago and 48,500 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia.

We generate approximately 98% of our net sales from subsidiaries located outside North America, with sales in Hong Kong representing 94% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling model in Hong Kong that generates revenue derived from the sale of products to members in Hong Kong and elsewhere, including China. Through a separate Chinese entity, we operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We have previously sought to obtain a direct selling license, and in August 2015 initiated the process for submitting a new preliminary application for a direct selling license in China. If we are able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. Increased sales in China that could be derived from obtaining a direct selling license may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers and branch offices. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

We believe that our China e-commerce retail platform operates in compliance with current laws and regulations in China. Further, after consulting with outside professionals, we also believe that our e-commerce direct selling model in Hong Kong does not violate any applicable laws in China, even though it is used for the internet purchase of our products by members in China. There can be no assurance, however, that the Chinese authorities will agree with our interpretations of existing laws and regulations or that China will not adopt new laws or regulations. Even if we are successful in obtaining a China direct selling license, our operations will remain subject to the uncertainties inherent in the complex regulatory environment in China.

Should the Chinese government determine that our operations violate any applicable laws or regulations, there could be a material adverse effect on our business, financial condition and results of operations.

Further, if our members engage in illegal activities in China, those actions could be attributed to us. Chinese laws regarding how and when individuals may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, are subject to interpretations and enforcement that sometimes vary from province to province, among different levels of government, and from time to time. Members could be accused of violating one or more of the laws regulating these activities, notwithstanding training that we provide. Enforcement measures regarding these violations, which could include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this has led some existing members in China - who are signed up as distributors in Hong Kong - to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are managing this risk with more training and public relations efforts that are designed, among other things, to distinguish our company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically.

Income Statement Presentation

We mainly derive revenue from sales of products, enrollment packages, and shipping charges. Substantially all of our product sales are to independent members at published wholesale prices. Product sales are recorded when the products are shipped and title passes to independent members, which generally is upon our delivery to the carrier that completes delivery to the members. We estimate and accrue a reserve for product returns based on our return policies and historical experience. Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.

Cost of sales consists primarily of products purchased from third-party manufacturers, freight cost for transporting products to our foreign subsidiaries and shipping products to members, import duties, packing materials, product royalties, costs of promotional materials sold to our members at or near cost, and provisions for slow moving or obsolete inventories. Cost of sales also includes purchasing costs, receiving costs, inspection costs and warehousing costs.

Commissions are typically our most significant expense and are classified as an operating expense. Under our compensation plan, members are paid weekly commissions, generally in their home country currency, for product purchases by their down-line member network across all geographic markets, except China, where we launched an e-commerce retail platform and do not pay any commissions. This "seamless" compensation plan enables a member located in one country to sponsor other members located in other countries where we are authorized to conduct our business. Currently, there are basically two ways in which our members can earn incomce:

•
Through retail markups on sales of products purchased by members at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market); and

•	Through commissions paid on product purchases made by their down-line members.

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale cost. As the member’s business expands from successfully sponsoring other members who in turn expand their own businesses by sponsoring other members, the member receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a member may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a member to be eligible to receive commissions. In determining commissions, the number of levels of down-line members included within the member's commissionable group increases as the number of memberships directly below the member increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to three generations of personally sponsored members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Commissions are dependent on the sales mix and, for the first nine months of 2015 and 2014, represented 49% and 45% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific members.

Selling, general and administrative expenses consist of administrative compensation and benefits (including stock-based compensation), travel, credit card fees and assessments, professional fees, certain occupancy costs, and other corporate administrative expenses. In addition, this category includes selling, marketing, and promotion expenses including costs of member training events and conventions, which are designed to increase both product awareness and member recruitment. Because our various member conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.

The functional currency of our international subsidiaries is generally their local currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.8	21.2	20.4	21.9
Gross profit	80.2	78.8	79.6	78.1
Operating expenses:
Commissions expense	49.6	45.6	48.9	45.3
Selling, general and administrative expenses	12.2	15.9	12.8	16.2
Depreciation and amortization	0.1	0.1	0.1	0.1
Total operating expenses	61.9	61.6	61.8	61.6
Income from operations	18.3	17.2	17.8	16.5
Other expense, net	(0.1)	(0.1)	(0.1)	—
Income before income taxes	18.2	17.1	17.7	16.5
Income tax provision	0.2	0.2	0.2	0.2
Net income	18.0%	16.9%	17.5%	16.3%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
North America	$1,136	1.4%	$769	2.4%	$4,247	2.2%	$1,908	2.1%
Hong Kong	75,900	94.0	28,289	88.9	178,017	93.2	80,309	90.1
China	1,544	1.9	568	1.8	2,855	1.5	991	1.1
Taiwan	1,685	2.1	1,161	3.6	4,049	2.1	2,663	3.0
South Korea	178	0.2	191	0.6	906	0.5	567	0.6
Japan	22	—	21	0.1	64	—	69	0.1
Russia, Kazakhstan and Ukraine	225	0.3	751	2.3	806	0.4	2,412	2.7
Europe	89	0.1	83	0.3	260	0.1	265	0.3
Total	$80,779	100.0%	$31,833	100.0%	$191,204	100.0%	$89,184	100.0%

Net sales were $80.8 million for the three months ended September 30, 2015 compared with $31.8 million for the comparable period a year ago, an increase of $48.9 million, or 154%.  Hong Kong net sales increased $47.6 million, or 168%, over the comparable period a year ago. The sales increase was primarily due to a substantial increase in product sale volumes attributable to the effectiveness of our leadership development, promotional programs, incentives, events, new products, training, commission plans and services.

Outside of our Hong Kong business, net sales increased $1.3 million, or 38%, over the comparable three month period in the prior year. Double or triple digit sales increases occurred in North America, Taiwan and the China e-commerce business. These increases were offset by the performance of our Commonwealth of Independent States (“CIS”) market, which continues to be negatively impacted by the political unrest in the region, as well as the devaluation of the Russian ruble, and decreased $526,000, or 70%, over the comparable period a year ago.

Net sales were $191.2 million for the nine months ended September 30, 2015 compared with $89.2 million for the comparable period a year ago, an increase of $102.0 million, or 114%.  Hong Kong net sales increased $97.7 million, or 122%, over the comparable period a year ago.

Outside of our Hong Kong business, net sales increased $4.3 million, or 49%, over the comparable nine month period a year ago. This increase is net of, as stated above, the performance of our CIS market, which continues to be negatively impacted by the political unrest in the region, as well as the devaluation of the Russian ruble, and decreased $1.6 million, or 67%, over the comparable period a year ago.

As of September 30, 2015, our operating subsidiaries had 94,700 active members, compared with 48,500 active members at September 30, 2014. Hong Kong experienced an increase of 44,700 active members, or 108%, from September 30, 2014 to September 30, 2015. This substantial increase in the number of active members is attributable to the same factors that contributed to the increase in net sales and product sale volumes on a period-over-period basis.

As of September 30, 2015, deferred revenue was $4.5 million, which primarily consisted of $2.4 million pertaining to unshipped product orders, $1.3 million pertaining to auto ship advances and $285,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 80.2% of net sales for the three months ended September 30, 2015 compared with 78.8% of net sales for the three months ended September 30, 2014. The gross profit margin percentage increase is primarily attributable to both higher product margins and lower third party service provider fees in Russia.

Gross profit increased to 79.6% of net sales for the nine months ended September 30, 2015 compared with 78.1% of net sales for the nine months ended September 30, 2014 primarily due to, as stated above, higher product margins and lower third party service provider fees in Russia, as well as lower logistics costs in Hong Kong.

Commissions

Commissions were 49.6% of net sales for the three months ended September 30, 2015, compared with 45.6% of net sales for the three months ended September 30, 2014, and 48.9% of net sales for the nine months ended September 30, 2015, compared with 45.3% for the comparable period a year ago. The increase as a percentage of net sales for both the three and nine month periods ended September 30, 2015 primarily results from increasing the estimated costs for the on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.9 million for the three months ended September 30, 2015 compared with $5.1 million in the same period a year ago. For the nine months ended September 30, 2015, selling, general and administrative expenses were $24.6 million compared with $14.5 million for the comparable period a year ago. Selling, general and administrative expenses increased by 94% and 70%, respectively, during the three and nine month periods mainly due to an increase in employee-related costs and incentive program accruals, professional fees, director costs, facility costs, as well as an increase in credit card fees and assessments due to higher net sales as compared to the same periods in the prior year.

Income Taxes

An income tax provision of $137,000 and $330,000 was recognized during the three and nine month periods ended September 30, 2015, respectively. An income tax provision of $46,000 and $144,000 was recognized during the three and nine months ended September 30, 2014, respectively. As a result of capital return activities approved by the Board of Directors during the three months ended September 30, 2015, and anticipated future capital return activities intended to take full advantage of existing U.S. net operating losses, we determined that a portion of our undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries beginning in the quarter ended September 30, 2015. As such, an accumulated deferred tax liability of $9.3 million was recorded against these undistributed earnings, which includes the impact of utilization of foreign tax credits. However, because it is anticipated that these earnings will be offset by U.S. net operating losses that had previously been fully offset by a valuation allowance, we also released a similar amount of valuation allowance. Accordingly, there was no significant impact on the income tax provision for the quarter ended September 30, 2015. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion accordingly. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate.

Liquidity and Capital Resources

At September 30, 2015, our cash and cash equivalents totaled $94.6 million. Total cash and cash equivalents increased by $49.7 million from December 31, 2014 to September 30, 2015. As of September 30, 2015, cash and cash equivalents included $3.5 million held in banks located within China subject to foreign currency controls.

At September 30, 2015, the ratio of current assets to current liabilities was 1.73 to 1.00 and we had $43.7 million of working capital. Current liabilities included deferred revenue of $4.5 million that consisted primarily of unshipped product orders, auto ship advances and unamortized enrollment package revenues. The ratio of current assets to current liabilities excluding deferred revenue was 1.88 to 1.00. Working capital as of September 30, 2015 increased $18.5 million compared to our working capital as of December 31, 2014, due to cash generated from operations.

Cash provided by operations for the first nine months of 2015 was $65.2 million compared with $20.9 million in the comparable period of 2014. The increase in operating cash flows resulted primarily from the increase in product orders, including those reflected in deferred revenue at period end, over the same period in the prior year. Additionally, the electronic wallet (eWallet) functionality introduced in Hong Kong in October 2014 contributed to the increase as such commission amounts would have been paid out immediately to members a year ago instead of deposited into eWallet accounts for purposes as directed by each member.

Cash flows used in investing activities totaled $3.7 million during the first nine months of 2015. In June 2015, we funded a bank deposit account in the amount of CNY 20 million (USD 3.1 million at September 30, 2015) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund. In August 2015, cash deposits in the amount of $218,000 were received from certain South Korean credit card processing companies. Additionally, buildout costs of $583,000 were incurred during the first nine months of 2015 for new offices located in California, Hong Kong and Singapore, at the multi-purposed facility in Zhongshan, China and at the new Healthy Lifestyle

Center in Monterey Park, California. Cash flows used in investing activities totaled $199,000 during the first nine months of 2014.

Cash flows used in financing activities during the first nine months of 2015 totaled $11.9 million. We used $11.1 million to repurchase shares of our common stock. On July 28, 2015, the Board of Directors approved a stock repurchase program of up to $15.0 million of our outstanding shares of common stock. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, are anticipated to be conducted through September 2016, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. In connection therewith, we were advised that George K. Broady, a director of ours and owner of more than 5% of our outstanding shares of common stock, would participate in the stock repurchase program on a basis roughly proportional to his ownership interest. As such, we authorized our broker to proceed with the purchase of shares of our common stock in the open market for a total purchase price of $3.5 million. The open market repurchases were completed on August 4, 2015. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in our purchasing a total of 162,442 shares of our common stock for an aggregate purchase price of $5.0 million, plus transaction costs. As of September 30, 2015, $10.0 million of the $15.0 million stock repurchase program approved on July 28, 2015 remained available for future purchases.

On May 4, 2015, the Board of Directors approved a stock repurchase program of up to $5.0 million of our outstanding shares of common stock.  In connection therewith, we were advised by Mr. Broady that he would participate in the stock repurchase program on a basis roughly proportional to his ownership interest. As such, we authorized our broker to proceed with the purchase of shares of our common stock in the open market for a total purchase price of $3.5 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, and entered into another Stock Repurchase Agreement with Mr. Broady for the repurchase of his proportional ownership interest. The stock repurchase program was completed on May 13, 2015, and resulted in our purchasing a total of 186,519 shares of our common stock for an aggregate purchase price of $5.0 million, plus transaction costs.

On January 22, 2015, we entered into a Stock Repurchase Agreement with Mr. Broady that provided for our purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of our common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased. The shares would be purchased at a per share price equal to the closing price per share of our common stock on the preceding trading day, as reported on the primary market in which our common stock is publicly traded. Our purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million.

Other financing cash flows during the first nine months of 2015 included the following cash dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
July 28, 2015	$0.04	$489	August 18, 2015	August 28, 2015
May 4, 2015	0.03	372	May 19, 2015	May 29, 2015
February 27, 2015	0.02	250	March 17, 2015	March 27, 2015
Total	$0.09	$1,111

In April 2015, warrants to purchase 88,097 shares of common stock were exercised at $3.5043 per share for total proceeds of $309,000.

Cash flows provided by financing activities during the first nine months of 2014 totaled $4.5 million. Warrants to purchase 1,407,855 shares of common stock were exercised during the first nine months of 2014 at exercise prices ranging from $3.5108 to $3.52 per share for total proceeds of $4.9 million. This amount was partly offset by cash dividend payments of $348,000 and the repurchase of common stock in accordance with the Rule 10b5-1 plan authorized by the Board of Directors on August 13, 2012 to purchase 100,000 shares of its common stock on behalf of its non-officer, overseas employees. Such repurchases totaled $97,000 during the first nine months of 2014.

On October 21, 2015, the Board of Directors declared a cash dividend of $0.05 on each share of common stock outstanding. Such dividends are payable on November 20, 2015 to stockholders on record on November 10, 2015.

We believe that our existing internal liquidity, supported by cash on hand and cash flows from operations should be adequate to fund normal business operations and address our financial commitments for the foreseeable future.

We do not have any significant unused sources of liquid assets. If necessary, we may attempt to generate more funding from the capital markets, but currently we do not believe that will be necessary.

Our priority is to focus our resources in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia. An aggregate of up to $10.0 million may be invested in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and funding the mandated deposit and other requirements for a China direct selling license application. In June 2015, we funded the mandated deposit in the amount of CNY 20 million (USD 3.1 million at September 30, 2015) as a condition for seeking a direct selling license in China.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 1 of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 6, 2015. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments.  Management believes our critical accounting policies and estimates are those related to obsolete inventory and the fair value of goodwill, revenue recognition, as well as those used in the determination of liabilities related to sales returns, commissions and income taxes.

Inventory Valuation. We review our inventory carrying value and compare it to the net realizable value of our inventory and any inventory value in excess of net realizable value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At September 30, 2015 and December 31, 2014, our inventory value was $6.6 million and $3.8 million, respectively, net of reserves of $42,000 and $18,000 at September 30, 2015 and December 31, 2014, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill.  We assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Our policy is to test for impairment annually during the fourth quarter. At September 30, 2015 and December 31, 2014, goodwill of $1.8 million was reflected on our balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from approximately 0.5% to 5% of sales.  Sales returns were 1% of sales for the nine month periods ended September 30, 2015 and 2014, respectively.  The allowance for sales returns was $1.2 million and $654,000 at September 30, 2015 and December 31, 2014, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $2.4 million and $1.2 million at September 30, 2015 and December 31, 2014, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At September 30, 2015 and December 31, 2014, enrollment package revenue totaling $285,000 and $222,000 was deferred, respectively. Although we have no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.3 million and $815,000 at September 30, 2015 and December 31, 2014, respectively.

Commissions. Independent members earn commissions based on total personal and group bonus volume points per weekly sales period.  Each of our products are designated a specified number of bonus volume points, which is essentially a percentage of the product’s wholesale price.  We accrue commissions when earned and pay commissions on product sales generally two weeks following the end of the weekly sales period.

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to three generations of personally sponsored members. Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  We estimate and accrue the costs associated with incentives over the duration of the qualification period based on member achievement of the qualification requirements. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $20.6 million and $8.9 million at September 30, 2015 and December 31, 2014, respectively.

Tax Valuation Allowance.  We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. We may have a valuation allowance equal to our net deferred tax assets due to the uncertainty of future operating results. The valuation allowance is reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. During the three and nine month periods ended September 30, 2015, a reduction in the valuation allowance occurred as a result of expected future taxable income from the expected repatriation of a portion of the Company's untaxed foreign earnings. During the three and nine month periods ended September 30, 2014, no such reduction in the valuation allowance occurred. The reduction in the valuation allowance resulted in a reduction of the income tax provisions in those periods. However, the reduction was offset by an increase in tax provision from the anticipated tax cost of repatriating certain foreign earnings that had previously been considered permanently reinvested.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases of shares of its common stock during the quarter ended September 30, 2015 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
July 1-31, 2015	—	$—	—	$15,000
August 1-31, 2015	162,442	$30.76	162,442	$10,000
September 1-30, 2015	—	$—	—	$10,000

(a)	The shares were purchased in open market transactions as described in footnote (b) below, except for those shares purchased under the Stock Repurchase Agreement also described in footnote (b) below.

(b)
On July 28, 2015, the Board of Directors approved a stock repurchase program of up to $15.0 million of the Company’s outstanding shares of common stock, including $5.0 million of repurchases intended to be executed as soon as possible. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, are anticipated to be conducted through September 2016, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. In connection therewith, the Company was advised that George K. Broady, a director of the Company and owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program on a basis roughly proportional to his ownership interest. As such, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.5 million. The open market repurchases were completed on August 4, 2015. On July 31, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4085 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on July 28, 2015. The Company's purchases from Mr. Broady concluded on August 6, 2015 and were completed at a per share purchase price equal to the weighted average price per share paid by the Company's broker in its open-market purchases. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 162,442 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs.

(c)
As of September 30, 2015, $10.0 million of the $15.0 million stock repurchase program approved on July 28, 2015 remained available for future purchases. On August 13, 2012, the Company disclosed in its Quarterly Report on Form 10-Q that its Board of Directors had, on that day, authorized the Company, acting as trustee for certain of its employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Company's policies regarding stock transactions (the “Employee Plan”).  The Company does not intend to make further purchases under the Employee Plan.

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

NATURAL HEALTH TRENDS CORP.

Date: October 27, 2015	/s/ Timothy S. Davidson
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