Form 10-K
period 2015-12-31
NATURAL HEALTH TRENDS CORP
filed 2016-03-04
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2015: $327,030,220

At February 26, 2016, the number of shares outstanding of the registrant’s common stock was 11,631,415 shares.

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
December 31, 2015

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

Part I

Item 1. BUSINESS

Overview of Business

Natural Health Trends Corp. is an international direct-selling and e-commerce company headquartered in Rolling Hills Estates, California. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. In most markets, we sell our products to a network of members referred to us by other members.

Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; and Europe, which consists of Italy and Slovenia. We also operate within certain Commonwealth of Independent States (Russia and Kazakhstan) through our engagement with a local service provider.

Our subsidiaries sell our products into many markets, primarily through our network marketing operations. The exception is our Chinese entity, where we sell directly to consumers through an e-commerce retail platform. Our objectives are to enrich the lives of the users of our products and enable our members to benefit financially from the sale of our products.

We were originally incorporated as a Florida corporation in 1988. We re-incorporated in Delaware effective June 29, 2005.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “NHTC.”

Available Information

We maintain executive offices at 609 Deep Valley Drive, Suite 395, Rolling Hills Estates, California 90274 and our telephone number is (310) 541-0888. Our website is located at www.naturalhealthtrendscorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports are available, free of charge, on our website as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. The information provided on our website should not be considered part of this report. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Principal Products

We offer a line of “NHT Global” branded products in five distinct categories: wellness, herbal, beauty, lifestyle, and home, our newest category. These product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

The following table summarizes our product offering by category:

Product Category	Description	Products

Wellness
Products formulated and designed to meet specific wellness goals of our customers. Includes targeted nutrition such as joint health, antioxidant support, digestive health, heart health, immune support and cellular health.
Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals
Premium Noni Juice™, Triotein™, Cluster X2™, Children’s Chewable MultiVitamin™, ReStor™ Silver, ReStor™ Vital, HerBalance™, Trifusion Max™, Glucosamine 2200™, FibeRich™, Energin™, Essential Probiotics™, Omega 3 Essential Fatty Acids™, Memory Burst™

Herbal
Products formulated incorporating ingredients commonly found in traditional Chinese medicine	Herbal supplements	LivaPro™, Cordyceps Mycelia CS-4™, Purus™

Beauty
Products to help improve skin health and bring an appearance of youthful vibrancy. This product line includes anti-aging and hydrating cleansers, creams, lotions, serums and toners to moisturize, protect and improve the appearance of skin.
	Facial skin care and body care	Skindulgence™ 30-Minute Non-Surgical Facelift System, Time Restore™ Eye Cream and Essence, BioCell™ Mask, 24K Renaissance Rejuvenation Serum™, Soothe™, Floraeda Hydrating Series™

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, intimacy support and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura Lux™ by NHT Global, Valura™, LaVie™ Vibrant Energy drink, Twin Slim Diet Jelly™

Home
Products designed to create a clean and natural living environment for the home	Home and car appliances	PurAir Air Purifier™

We continuously source unique, proprietary and immediate impact products to offer to our members and customers. Our product development is an ongoing process that is fueled by marketplace trends, new scientific findings, member input, research and vendor proposals.

Working closely with raw material manufacturers and contract manufacturers, our mission is to co-develop and bring to market the highest quality products. Our manufacturers are primarily located in the United States, as well as a few in South Korea, Hong Kong and China. Our raw materials are sourced from reputable suppliers around the world. In addition, raw material Certificates of Analysis are reviewed in our effort to assure that the appropriate testing has been performed and are within ingredient specification requirements.

Operations of the Business

Operating Strategy

Our objective is to help our members succeed in achieving their life objectives; be it personal health, beauty, happiness or financial security. Our professionals focus on assisting our members in attaining their goals.

We believe we have a competitive business model applicable to the markets in which we operate based on six key competencies:

•	Our field leaders are experienced and culturally coherent. They work effectively with our management, implementing our strategies and providing continuous feedback to improve our services.

•	A discipline and capability has been established to continue launching high-quality consumer products that are designed to facilitate the accomplishment of our corporate objectives.

•
We have developed and rolled out a comprehensive training system that provides a complete career path appropriate for our members. Our training material covers the needs of our members, be they prospects, new recruits, product evangelists, sales leaders or dream builders.

•	We have developed a year-round, multi-faceted promotional plan that targets different segments of our membership and has proven most effective in the last few years.

•	We have implemented a commission structure that makes it as easy as possible to join our business, while giving existing members a chance to start making money as quickly as possible in multiple ways.

•
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

We generally purchase finished goods from manufacturers and sell them to our members for personal consumption. We believe that in the event we are unable to source products from our current or alternate suppliers, our revenue, income and cash flow could be adversely and materially impacted. We have a contract with one of our suppliers through February 2019 with automatic renewal rights.

Marketing and Distribution

We distribute our products internationally primarily through a network marketing system, which is a form of person-to-person direct selling.  Under this system, members primarily refer our products to prospective consumers or they may buy at wholesale prices for resale to consumers and for personal consumption.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials as well as higher levels of customer service, all of which are not as readily available through other distribution channels. In this document, we generically use the term “member” to refer to members who purchase for their own consumption or for resale, or both, as well as to members who only sign up to consume our products.

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per weekly sales period. Bonus volume points are essentially a percentage of a product’s wholesale price.

Our members are independent full-time or part-time contractors who purchase products directly from our subsidiaries via the internet for their own personal consumption or for resale to retail consumers. Purchasers of our products in China and certain other markets may purchase only for their own personal consumption and not for resale.

The following table sets forth the number of active members by market as of the dates indicated. We consider a member “active” if they have placed at least one product order with us during the preceding year.

	December 31,
	2015	2014
North America	2,870	1,660
Hong Kong	100,820	46,710
Taiwan	3,280	2,370
South Korea	420	450
Japan	100	130
Russia, Kazakhstan and Ukraine	1,460	2,600
Europe	410	440
Total	109,360	54,360

Members must agree to the terms and conditions of our member agreement posted on our website and generally pay an annual enrollment fee. The member agreement sets forth our policies and procedures, and we may elect to terminate a member for non-compliance.

We pay commissions to eligible members based on product purchases by such members’ down-line members during a given commission period. To be eligible to receive commissions, members in some countries may be required to make nominal monthly or other periodic purchases of products. See “Working with Members.”

Members generally place orders through the internet and pay by credit card prior to shipment. Accordingly, we carry minimal accounts receivable and credit losses are historically negligible.

We sponsor promotional meetings and motivational training events for current and potential members. These events are designed to inform prospective and existing members about both existing and new product lines, our latest marketing and promotional plans, and new services improvements. These events also serve as a venue for recognition of member accomplishments. Members typically share their experiences in using our products and developing their business at these events. We are continually developing or updating our marketing strategies and programs to motivate our members.

Management Information Systems

Our business uses a proprietary web-based system to process orders and to communicate bonus volume activity and commissions to members. We have automated a substantial amount of our financial reporting processes through implementation of Oracle’s E-Business Suite, and we intend to integrate other critical business processes such as inventory management.

Employees

At December 31, 2015, we employed 133 total full-time employees worldwide, of which 25 were located in North America, 92 in Greater China (Hong Kong, China, and Taiwan), 6 in Commonwealth of Independent States (Russia and Kazakhstan), three in Singapore, three in South Korea, three in Europe, and one in Japan.

Seasonality

From quarter to quarter, we are somewhat impacted by seasonal factors and trends such as major cultural events and vacation patterns. For example, most Asian markets celebrate their respective local New Year in the first quarter. This generally has a significant impact on the services of our third-party providers, and can negatively impact our net sales. We believe that net sales can also be negatively impacted during the third quarter, when many of our members traditionally take time off for vacations. In addition, the national holidays in Hong Kong, China and Taiwan in early October tend to have an adverse effect on sales in those markets.

Our spending is affected by the major events planned at different times of the year. A major promotional event could significantly increase the reported expenses during the quarter in which the event actually takes place, while the revenue that might be generated by the event may not occur in the same reporting period.

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

Working with Members

Sponsorship

Enrolling new members creates multiple levels in our direct selling structure. The persons that a member enrolls within the network are referred to as “sponsored” members, who may purchase solely for their own personal consumption, for resale, or both. Persons newly enrolled are assigned into network positions that can be “under” other members, and thus they can be called “down-line” members. If down-line members also enroll new members, they create additional levels within the structure, but their down-line members remain in the same down-line network as the original member that introduced them to our business.

While we provide product samples, brochures and other sales materials, members are primarily responsible for enrolling and educating their new members with respect to products, the compensation plan and how to build a successful membership network.

Members are not required to enroll other members as their down-line, and we do not pay any commissions for enrolling new members. However, because of the financial incentives provided to those who succeed in building a member network that consumes and resells products, we believe that many of our members attempt, with varying degrees of effort and success, to enroll additional members. Because they are seeking new opportunities for income, people are often attracted to become members after using our products or after attending introductory seminars. Once a person becomes a member, he or she is able to purchase products directly from us at wholesale prices via the internet. The member is also entitled to enroll other members in order to build a network of members and product users.

Compensation Plans

We employ what is commonly referred to as a binary compensation plan, enhanced with certain unilevel features. Under our compensation plan, members are paid weekly commissions for product purchases by their down-line member network across all geographic markets, except China, where our subsidiary maintains an e-commerce retail platform and does not pay any commissions. This “seamless” compensation plan enables a member located in one country to sponsor other members located in other countries. Currently, there are basically two ways in which members can earn income:

•	Through commissions paid on product purchases made by their down-line members; and

•
Through retail markups on sales of products purchased by members at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market).

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per sales period. Bonus volume points are essentially a percentage of a product’s wholesale price. As the member’s business expands, the member receives higher commissions from purchases made by an expanding down-line network. To be eligible to receive commissions, a member may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a member to be eligible to receive commissions. In determining commissions, the number of levels of down-line members included within the member’s commissionable group increases as the number of memberships directly below the member increases. Under our current compensation plan, some of our commission payout may be limited to a hard cap dollar amount per week or a specific percentage of the total product sales. In some markets, commissions may be further limited.

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to three generations of personally sponsored members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.

From time to time we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific members.

Member Support

We are committed to providing a high level of support services tailored to the needs of our members in each marketplace we are serving. We attempt to meet the needs and build the loyalty of members by providing personalized member services and by maintaining a generous product return policy (see “Product Warranties and Returns”). We believe that maximizing a member’s efforts by providing effective member support has been, and could continue to be, important to our success.

Through product training meetings, regular conventions, web-based messages, member focus groups, regular telephone conference calls and other personal contacts with members, we seek to understand and satisfy the needs of our members. Via our websites, we provide product fulfillment and tracking services that result in user-friendly and timely product distribution.

To help maintain communication with our members, we offer the following support programs:

•	Teleconferences – we hold teleconferences with associate field leadership on various subjects such as technical product discussions, member organization building and management techniques.

•
Internet – we maintain a website at www.nhtglobal.com. On this website, the user can read company news, learn more about various products, sign up to be a member, place orders, and track the fulfillment and delivery of their orders.

•
Product Literature – we offer a variety of literature to members, including product catalogs, informational brochures, pamphlets and posters for individual products, which are both printed and available online.

•	Broadcast E-mail and Text Messages – we send announcements via e-mail and/or text messages to members who opt in to receive this form of communication.

•	Social Media Tools – in some countries we maintain country-specific social media sites to foster a community environment around our product offering and business opportunity.

Technology and Internet Initiatives

We believe that the internet is important to our business as more consumers communicate online and purchase products over the internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our members to take advantage of the internet. Substantially all of our sales take place via the internet. We offer a global web page that allows a member to have a personalized replicating website through which he or she can sell products in all of the countries in which we do business. Links to these websites can be found at our main website for members at www.nhtglobal.com. The information provided on these websites should not be considered part of this report.

Rules Affecting Members

Our member policies and procedures establish the rules that members must follow in each market. We also monitor member activity in an attempt to provide our members with a “level playing field” so that one member may not be disadvantaged by the activities of another. We require our members to present products and business opportunities in an ethical and professional manner. Members further agree that their presentations to customers must be consistent with, and limited to, the product claims and representations made in our literature.

Our policies and procedures state that we produce or pre-approve all sales aids used by members such as presentations videotapes, audiotapes, brochures and promotional clothing. Further, members may not use any form of media advertising to promote products unless it is pre-approved by us. Members are not entitled to use our trademarks or other intellectual property without our prior consent.

Our compliance and member services department reviews reports of alleged member misbehavior. If we determine that a member has violated our member policies or procedures, we may terminate the member’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the membership, fines, withholding commissions, until specified conditions are satisfied or other appropriate injunctive relief. Our members are independent contractors, not employees, and may act independently of us. Further, our members may resign or terminate their membership at any time without notice. See “Item 1A. Risk Factors.”

Government Regulations

Direct Selling Activities

Direct selling, or multi-level marketing, activities are regulated by various federal, state and local governmental agencies in the United States and other countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes. The laws and regulations in our current markets often:

•	impose cancellation/product return, inventory buy-backs and cooling-off rights for consumers and members;

•	require us or our members to obtain a license from, or register with, governmental agencies;

•	impose reporting requirements; and

•
impose upon us requirements, such as requiring members to maintain levels of retail sales to qualify to receive commissions, to ensure that members are being compensated for sales of products and not for recruiting new members.

The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we may be subject from time to time to government reviews, examinations or investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our global compensation plan in the markets impacted by such changes and examinations.

Based on advice of our engaged outside professionals in existing markets, the nature and scope of inquiries from government regulatory authorities and our history of operations in those markets to date, we believe our method of distribution complies in all material respects with the laws and regulations related to direct selling of the countries in which we currently operate.

At the end of 2005, China adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent members. We are not conducting direct selling in China. Rather, consumers and members purchase our products via our Hong Kong-based website or our e-commerce retail platform in China. The regulatory environment in China is complex, and our operations in China can receive regulatory and media attention.

The Chinese government scrutinizes activities of direct selling companies. Our business continues to be subject to regulations and examinations by municipal and provincial level regulators. At times, actions by government regulators have impacted our members’ activities in certain locations, and have resulted in a few cases of enforcement actions. In each of these cases, we helped our members with their defense in the legality of their conduct. So far, no material changes to our business model have been required. We expect to receive continued guidance and direction as we work with regulators to address our business model and any changes that need to be made to comply with the direct selling regulations.

We believe that neither our Hong Kong-based website nor our e-commerce platform in China require a direct selling license in China, which we currently do not hold. We have previously sought to obtain a direct selling license, and in August 2015 initiated the process for submitting a new preliminary application for a direct selling license in China. If we are able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. Increased sales in China that could be derived from obtaining a direct selling license may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers and branch offices. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter (OTC) drug. In the United States, regulation of cosmetics is under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, eye and facial makeup preparations, perfumes, lipsticks, fingernail polishes, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be inferred from marketing or product claims.  The other markets in which we operate have similar regulations.  In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan.  In Taiwan, all “medicated” cosmetic products require registration.  In China, personal care products are placed into one of two categories, “general” and “drug.”  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in China for these products can take from nine to more than 18 months or longer.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales.

The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  These regulations may require us to either modify a product or refrain from selling the product in a given market. As a result, we must regularly modify the ingredients and/or the levels of ingredients in our products for certain markets.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether. There has been an increased movement in the United States and other markets to expand the regulation of dietary supplements. This could impose additional restrictions or requirements in the future.  Because of this increased regulatory focus, our internal review efforts have been enhanced in order to comply with our understanding of current regulations.

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

Other Regulatory Issues

As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and custom laws that regulate the flow of funds between our subsidiaries and us for product purchases, management services and contractual obligations, such as the payment of member commissions. As is the case with most companies that operate in our product categories, we might receive inquiries from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.

Product Warranties and Returns

Our refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. Our return policies typically conform to local laws or the recommendation of the local direct selling association. In most cases, members who timely return unopened product that is in resalable condition may receive a refund. The amount of the refund may be dependent on the country in which the sale occurred, the timeliness of the return, and any applicable re-stocking fee. NHT Global must be notified of the return in writing and such written requests would be considered a termination notice of the membership. From time to time, we may alter our return policy in response to special circumstances.

Our Industry

We are engaged in the direct selling industry, selling wellness, herbal, beauty, lifestyle and home products. More specifically, we are engaged in what is called network marketing or multi-level marketing. This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, cosmetics and dietary supplements, or selling other types of consumer products. Generally, direct selling is based upon an organizational structure in which independent members purchasing a company’s products are compensated for sales made directly to consumers.

Our members are compensated based on sales generated by members they have enrolled and all subsequent members enrolled by their “down-line” network of members. The experience of the direct selling industry has been that once a sizeable network of members is established, new and alternative products and services can be offered to those members for sale to consumers and additional members.

Competition

The network marketing industry is very diverse, with giant multinational corporations as well as smaller, local operators. Big network marketing companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Herbalife, Ltd, which have much greater name recognition and financial resources than we do and also have many more members. They are publicly traded and therefore serve as informational benchmarks, but we don’t overlap with them in terms of marketplace or product range. On the other hand, many medium- and small-sized privately held Chinese, Taiwanese and Hong Kong companies are fierce competitors and are much closer to directly competing with us. Also, a number of our former employees and members now work for competitors, and sometimes try to use relationships and knowledge obtained to compete with us.

Our ability to compete with other network marketing companies depends, in significant part, on our success in attracting and retaining members.  There can be no assurance that our programs for attracting and retaining members will be successful.  The pool of individuals interested in network marketing is limited in each market and is reduced to the extent other network marketing companies successfully attract these individuals into their businesses.  Although we believe that we offer an attractive opportunity for our members, there can be no assurance that other network marketing companies will not be able to recruit our existing members or deplete the pool of potential members in a given market.

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

Because our Hong Kong operations account for a substantial portion of our overall business, and most of our Hong Kong business is derived from the sale of products to members in China, any material adverse change in our business relating to either Hong Kong or China would likely have a material adverse impact on our overall business.

In 2015 and 2014, approximately 93% and 89% of our revenue, respectively, was generated in Hong Kong. Most of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

Our operations in China are subject to compliance with a myriad of applicable laws and regulations, and any actual or alleged violations of those laws or government actions otherwise directed at us could have a material adverse impact on our business and the value of our company.

In contrast to our operations in other parts of the world, we have not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license, which we are in the process of applying for, and has also adopted anti-multilevel marketing legislation. We operate an e-commerce direct selling model in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties.  In addition, through a Chinese entity, we sell products in China using an e-commerce retail model. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate separately or in both.

After consulting with outside professionals, we believe that our e-commerce direct selling model in Hong Kong does not violate any applicable laws in China, even though it is used for the internet purchase of our products by members in China. We also believe that our Chinese entity, including its e-commerce retail platform, is operating in compliance with applicable Chinese laws. However, there can be no assurance that the Chinese authorities will agree with our interpretations of applicable laws and regulations or that China will not adopt new laws or regulations. Should the Chinese government determine that our activities violate China’s direct selling or anti-multilevel marketing legislation, or should new laws or regulations be adopted, there could be a material adverse effect on our business, financial condition and results of operations.

The Chinese government scrutinizes the activities of direct selling companies. Our business continues to be subject to regulations and examinations by municipal and provincial level regulators. At times, actions by government regulators have impacted our members’ activities in certain locations and have resulted in a few cases of enforcement actions. In each of these cases, we helped our members with their defense of the legality of their conduct, and no material changes to our business model were required.

However, our business operations and the value of our company can be adversely affected by Chinese government scrutiny of our operations, even if that scrutiny does not result in investigations of our operations. For example, one or more parties recently encouraged the Beijing City governmental authorities to conduct an investigation of our business, which resulted in a meeting on January 11, 2016 involving members of our Beijing office staff, Beijing City governmental officials, and two complainants. Even though the Beijing City governmental officials advised our staff and the complainants at that meeting that there was insufficient evidence to warrant an investigation of us, gross mischaracterizations of the meeting immediately appeared in several “news reports.” Similarly, a meeting on January 13, 2016 between several Guangzhou City government officials and members of our Guangzhou office staff that resulted in our providing routine information about our operations to the government officials was also grossly mischaracterized in an online posting made immediately following the meeting. Although we are proactively following up with Chinese government officials and are taking other steps to address the risks posed by these events, our business and the value of our company remain vulnerable to Chinese government scrutiny of our operations, whether or not initiated by third parties.

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

Although we attempt to work closely with both national and local Chinese governmental agencies in conducting our business, our efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of direct selling or anti-multi-level marketing legislation, subjective interpretations of laws and regulations, and activities by individual members that may violate laws notwithstanding our strict policies prohibiting such activities. Any determination that our operations or activities, or the activities of our individual members or employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our future ability to obtain business licenses or expand into new locations, changes to our business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm our business, financial condition and results of operations.

Our failure to maintain and expand our member relationships could adversely affect our business.

We distribute our products through independent members, and we depend upon them directly for all of our sales in most of our markets. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of members. Our direct selling organization is headed by a relatively small number of key members. The loss of a significant number of members, or the loss of one or more key members, could materially and adversely affect sales of our products and could impair our ability to attract new members. Moreover, the replacement of members could be difficult because, in our efforts to attract and retain members, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries. Our members may terminate their services with us at any time and, in fact, like most direct selling organizations, we have a high rate of attrition.

The number of active members or their productivity may not increase and could decline in the future.  We cannot accurately predict any fluctuation in the number and productivity of members because we primarily rely upon existing members to enroll and train new members and to motivate new and existing members. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing members and to attract new members.

The number and productivity of our members could be harmed by several factors, including:

•	adverse publicity or negative perceptions regarding us, our products, our method of distribution or our competitors;

•	lack of interest in, or the technical failure of, existing or new products;

•	lack of interest in our existing compensation plan for members or in enhancements or other changes to that compensation plan;

•	our actions to enforce our policies and procedures;

•	regulatory actions or charges or private actions against us or others in our industry;

•	general economic and business conditions;

•	changes in management or the loss of one or more key member leaders;

•	entry of new competitors, or new products or compensation plan enhancements by existing competitors, in our markets; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain members in such market.

The high level of competition in our industry could adversely affect our business.

The business of marketing personal care, cosmetic, nutritional supplements, and lifestyle enhancement products is highly competitive.  This market segment includes numerous manufacturers, members, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad.  The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  Sales of similar products by competitors may materially and adversely affect our business, financial condition and results of operations.

We are subject to significant competition for the recruitment of members from other direct selling organizations, including those that market similar products.  Many of our competitors are substantially larger than we are, offer a wider array of products, have far greater financial resources and many more active members than we have.  Even more numerous are those medium- and small-sized, all privately held Chinese, Taiwanese and Hong Kong companies that are fierce competitors and are much closer to directly competing with us. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining members with our products, attractive compensation plan and other incentives.  We believe that we have an attractive product line and that our compensation and incentive programs provide our members with significant earning potential.  However, we cannot be sure that our programs for recruitment and retention of members would be successful.

Some of our competitors have employed or otherwise contracted for the services of our former officers, employees, consultants, and members, who may try to use information and contacts obtained while under contract with us for competitive advantage.  While we seek to protect our information through contractual and other means, there can be no assurance that we will timely learn of such activity, have the resources to attempt to stop it, or have adequate remedies available to us.

Challenges by third parties to the legality of our business operations could harm our business.

We are also subject to the risk of private party challenges to the legality of our operations, including our direct selling system.  The regulatory requirements concerning direct selling systems generally do not include “bright line” rules and are inherently fact-based and subject to judicial or administrative interpretation. An adverse judicial or administrative determination against us with respect to our direct selling system, or in proceedings not involving us directly but which challenge the legality of other direct selling marketing systems, could have a material adverse effect on our business.  There is also risk that challenges and settlements involving other parties could provide incentives for similar actions by members against us and other direct selling companies.  Moreover, challenges to our business system and operations in important markets may come from short sellers, hedge funds, other investors, bloggers and reporters.  Other companies in our industry have recently faced such challenges.  Any challenges regarding us or others in our industry could harm our business if such challenges result in the imposition of any fines or damages on our business, create adverse publicity, increase scrutiny or investigations of us or our industry, detrimentally affect our efforts to recruit or motivate members and attract customers, or interpret laws in a manner inconsistent with our current business practices.

We are currently being sued in three lawsuits alleging, among other things, that we made materially false and misleading statements regarding the legality of our business operations in China.

We, together with our executive officers, have been named as defendants in three complaints (one of which also names our directors as defendants) relating to alleged materially false and misleading statements regarding the legality of our business operations in China, among other things. These complaints seek an indeterminate amount of damages, and one of the complaints also seeks various equitable remedies. Notwithstanding potentially applicable insurance coverage, these complaints, or others filed alleging similar facts, could result in monetary or other penalties that may adversely affect our operating results and financial condition. Moreover, the negative publicity stemming from these complaints and the allegations they make could harm our business and operations. Accordingly, any adverse determination against us in these suits, or even the allegations contained in the suits regardless of whether they are ultimately found to be without merit, could harm our business, operations and financial condition.

An increase in the amount of compensation paid to members would reduce profitability.

A significant expense is the payment of compensation to our members, which represented approximately 48% and 46% of net sales during each of 2015 and 2014, respectively.  We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

Our compensation plan includes a cap that may be enforced on member compensation paid out on a weekly dollar limit or as a percentage of product sales. There can be no assurance that enforcement of this cap will ensure profitability (which depends on many other factors).  Moreover, enforcement of this cap could cause key members affected by the cap to leave and join other companies.

Failure of new products to gain member and market acceptance could harm our business.

An important component of our business is our ability to develop new products that create enthusiasm among our member force.  If we fail to introduce new products on a timely basis, our member productivity could be harmed.  In addition, if any new products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, this would harm our results of operations.  Factors that could affect our ability to continue to introduce new products include, among others, limited capital and human resources, government regulations, proprietary protections of competitors that may limit our ability to offer comparable products and any failure to anticipate changes in consumer tastes and buying preferences.

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

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult and may require the devotion of significant resources on our part.  There can be no assurance that we or our members are in compliance with all of these regulations.  Our failure or our members’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business.  If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline.

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets.  This could be particularly detrimental to us if we have to change or modify the way we conduct business in markets that represent a significant percentage of our revenue.  For example, the Federal Trade Commission (the “FTC”) released a proposed New Business Opportunity Rule in April 2006.  As initially drafted, the proposed rule would have required pre-sale disclosures for all business opportunities, which may have included network marketing compensation plans such as ours.  However, in November 2011, the FTC issued a final rule that does not apply to multi-level marketing companies that do not represent that they or another designated person will do any of the following:  (a) provide locations for the operation of equipment, displays, vending machines or similar devices owned, leased, controlled or paid for by the purchaser of the opportunity; (b) provide outlets, accounts, or customers (including but not limited to internet outlets, accounts, or customers) for the purchaser’s goods or services (advertising and general advice about business development and training is not considered as “providing locations, outlets, accounts, or customers”); or (c) buy back any or all of the goods or services that the purchaser makes or provides.  As we understand the final regulation, we do not make any of these representations and therefore are not covered by the final rule, which took effect on March 1, 2012.

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

Failure by our members or us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business.  If we are not able to satisfy the various regulations, then we would have to cease sales of that product in that market.  In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in significant loss of revenues.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements.  Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements.  We face similar pressures in our other markets.  In the United States, effective December 1, 2009, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) that require disclosure of material connections between an endorser and the company they are endorsing and do not allow marketing using atypical results.  The requirements and restrictions of the revised Guides may diminish the impact of our marketing efforts and negatively impact our sales results.  If we or our members fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

Regulations governing the production and marketing of our personal care products could harm our business.

Our personal care products are subject to various domestic and foreign laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter drug.  A determination that our cosmetic products impact the structure or function of the human body, or improper marketing claims by our members, may lead to a determination that such products require pre-market approval as a drug.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  Furthermore, if we fail to comply with these regulations, we could face enforcement action against us and we could be fined, forced to alter or stop selling our products and/or required to adjust our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our personal care products or impose additional burdens or requirements on the contents of our personal care products or require us to reformulate our products.

If we are found not to be in compliance with good manufacturing practices our operations could be harmed.

FDA regulations on good manufacturing practices and adverse event reporting requirements for the nutritional supplement industry are in effect and require good manufacturing processes for us and our vendors, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.   We are also required to report serious adverse events associated with consumer use of our products.  Our operations could be harmed if regulatory authorities make determinations that we or our vendors are not in compliance with the new regulations.  A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain of our products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business.

Our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by members for which we may be held responsible, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products.  Member activities in our existing markets that violate applicable governmental laws or regulations could result in governmental or private actions against us in markets where we operate.  Given the size of our member force, we cannot ensure that our members would comply with applicable legal requirements.

Although our members are independent contractors, improper member actions that violate laws or regulations could harm our business.

Our members are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if members were our own employees.  As a result, there can be no assurance that our members will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our member policies and procedures.  Extensive federal, state, local and foreign laws regulate our business, our products and our network marketing program.  Because we have expanded into foreign countries, our policies and procedures for our members differ due to the different legal requirements of each country in which we do business.  While we have implemented member policies and procedures designed to govern member conduct and to protect the goodwill associated with our trademarks and trade names, it can be difficult to enforce these policies and procedures because of the large number of members and their independent status.

Given the size and diversity of our member force, we experience problems with members from time to time, especially with respect to our members in foreign markets. For example, if our members engage in illegal activities in China, those actions could be attributed to us. Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, are subject to interpretations and enforcement that sometimes vary from province to province, among different levels of government, and from time to time. Members can be accused to violate one or more of the laws regulating these activities, notwithstanding training that we attempt to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this has led some existing members in China - who are signed up as members in Hong Kong - to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are managing this risk with more training and public relations efforts that are designed, among other things, to distinguish our company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically.

In addition, members often desire to enter a market before we have received approval to do business in order to gain an advantage in the marketplace.  Improper member activity in new geographic markets could result in adverse publicity and can be particularly harmful to our ability to ultimately enter these markets.  Violations by our members of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation.  In addition, it is possible that a judicial or administrative body could hold us civilly or criminally accountable based on vicarious liability because of the actions of our members.  If any of the above or related events involving our members occur, our business, financial condition, or results of operations could be materially adversely affected.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

Adverse publicity concerning any actual or claimed failure by us or our members to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our ability to attract, motivate and retain members, which would negatively impact our ability to generate revenue.  We cannot ensure that all members will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

In addition, our members’ and consumers’ perception of the safety and quality of our products and ingredients, as well as similar products and ingredients distributed by other companies, can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies.  Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

We have a limited product line.

We offer a limited number of products under our NHT Global brand.  Our Premium Noni Juice™, Essential Probiotics™ and Triotein™ products account for a significant portion of our total revenue. We currently source each such product from a single supplier. If demand decreases significantly, government regulation restricts their sale, we are unable to adequately source or deliver the products, or we cease offering the products for any reason without suitable replacements, our business, financial condition and results of operations could be materially and adversely affected.

We rely on a limited number of independent third parties to manufacture and supply our products.

All of our products are manufactured by a limited number of independent third parties.  There is no assurance that our current manufacturers will continue to reliably supply products to us at the level of quality we require.  If a key manufacturer suffers liquidity problems or experiences operational or other problems assisting with our products, our results could suffer.  In the event any of our third-party manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement manufacturing sources or replacement products.  There is no assurance that we will be able to obtain alternative manufacturing sources or products or be able to do so on a timely basis.  An extended interruption in the supply of certain of our products may result in a substantial loss of revenue.  In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on revenue or result in increased product returns.

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

In many markets, other direct selling companies already have significant market penetration, the effect of which could be to desensitize the local member population to a new opportunity or to make it more difficult for us to recruit qualified members. There can be no assurance that, even if we are able to commence operations in foreign countries, there would be a sufficiently large population of potential members inclined to participate in a direct selling system offered by us.  We believe our future success could depend in part on our ability to seamlessly integrate our business methods, including member compensation plan, across all markets in which our products are sold.  There can be no assurance that we would be able to further develop and maintain a seamless compensation program.

Currency exchange rate fluctuations could lower our revenue and net income.

In 2015, approximately 98% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge and European euro represented approximately 5% and 9% of our revenue in 2015 and 2014, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, Canada and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.

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

In the course of doing business we may be subject to various taxes, such as sales and use, value-added, and franchise. We are also subject to income taxes in the United States and numerous foreign jurisdictions. We earn a substantial portion of our income in foreign jurisdictions. If our capital or financing needs in the United States (including the repurchase of our stock in the United States) require us to repatriate earnings from foreign jurisdictions, our effective income tax rates for the affected periods could be negatively impacted. Economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. There have been proposals to reform U.S. and foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.

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

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our United States or local entities and are taxed accordingly. We have adopted transfer pricing agreements with our subsidiaries to regulate inter-company transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of member compensation. We believe that we operate in compliance with all applicable transfer pricing laws, and we intend to continue to operate in compliance with such laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws would not be modified, which, as a result, may require changes in our operating procedures or otherwise may have a material adverse effect on our financial results or operations.

We may be held responsible for certain taxes or assessments relating to the activities of our members, which could harm our financial condition and operating results.

Our members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect the taxes, such as value added taxes, and to maintain appropriate records.  In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our members.

We are currently involved in, and may in the future face, litigation that could harm our business.

We have been a party to lawsuits and other proceedings in the past, and are currently the subject of two class action lawsuits described above under the caption “We are currently being sued in three lawsuits alleging...”.  Prosecuting and defending litigation and other governmental proceedings may require significant expense and attention of our management.  There can be no assurance that the significant money, time and effort spent in defending litigation and other governmental proceedings will not adversely affect our business, financial condition and results of operations.

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

We do not have a comprehensive product liability insurance program and product liability claims could hurt our business.

Currently, we do not have a comprehensive product liability insurance program, although the insurance carried by our suppliers may cover certain product liability claims against us.  As a marketer of dietary supplements, cosmetics and other products that are ingested by consumers or applied to their bodies, we may become subjected to various product liability claims, including that:

•our products contain contaminants or unsafe ingredients;

•our products include inadequate instructions as to their uses; or

•our products include inadequate warnings concerning side effects and interactions with other substances.

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

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  We are required to provide management’s assessment of internal controls in conjunction with the filing of our Annual Report on Form 10-K.  As disclosed under Item 9A of this report, our management has delivered its report concluding that our internal control over financial reporting was effective at December 31, 2015, and our independent registered public accounting firm has also delivered its attestation to the report.  In the future, our continued assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K.  We believe, at the current time, that we are taking appropriate steps to mitigate these risks.  However, disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.

We rely on and are subject to risks associated with our reliance upon information technology systems.

Our success is dependent on the accuracy, reliability, and proper use of information processing systems and management information technology.  Our information technology systems are designed and selected to facilitate order entry and customer billing, maintain member records, accurately track purchases and member compensation payments, manage accounting operations, generate reports, and provide customer service and technical support.  Any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

Although we believe that the members of our software development team have the qualifications, know-how and experience to perform the necessary software development and other information technology services, there can be no assurance that there will not be delays or interruptions in these services.  An interruption or delay in availability of these services could, if it lasted long enough, prevent us from accepting orders, cause members to leave our business, or otherwise materially adversely affect our business.

System failures and attacks could harm our business.

Because of our diverse geographic operations and our internationally applicable member compensation plans, our business is highly dependent on the efficient functioning of our information technology systems and operations, which are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures, computer viruses and worms, hacking, denial of service attacks, software defects and other events.  They are also subject to break-ins, sabotage, acts of vandalism and similar misconduct, as well as human error.  Despite precautions implemented by our information technology staff, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

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

Terrorist attacks, cyber-attacks, or acts of war or natural disasters may cause damage or disruption to us, our employees, our facilities and our members and customers, which could impact our revenues, expenses and financial condition.  The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, such as the Chinese objection to the Taiwan independence movement and its resultant tension in the Taiwan Strait, could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.  Additionally, natural disasters less severe than the Indian Ocean tsunami that occurred in December 2004 may adversely affect our business, financial condition and results of operations.

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

We experienced substantial negative cash flows during the years ended December 31, 2009 and 2008, primarily due to declines in our revenues greater than the decreases in expenditures we could manage.  If we again experience negative cash flows, any resulting decreasing cash balance could impair our ability to support our operations and, eventually, threaten our solvency, which would have a material adverse effect on our business, results of operations and financial condition, as well as our stock price.  Negative cash flows and the related adverse market perception associated therewith may have negatively affected, and may in the future negatively affect, our ability to attract new members and/or sell our products.  There can be no assurance that we will be successful in maintaining an adequate level of cash resources and we could be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions.

If we experience negative cash flows, we may need to seek additional debt or equity financing, which may not be available on acceptable terms or at all.  If available, it could have a highly dilutive effect on the holdings of existing stockholders.

Unless we are able to maintain revenues, control expenses and achieve positive cash flows, our ability to support our obligations could be impaired and our liquidity could be adversely affected and our solvency and our ability to repay our debts when they come due could be threatened.  We may need to seek additional debt or equity financing on acceptable terms in order to improve our liquidity.  However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders.

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

Our common stock continues to experience wide fluctuations in trading volumes and prices. This may make it more difficult for holders of our common stock to sell shares when they want and at prices they find attractive.

The public market for our common stock has historically been very volatile. Notwithstanding the transition in trading of our common stock from the OTC Market to the NASDAQ Capital Market in February 2015, our stock continues to experience wide fluctuations in trading volumes and prices. There are a number of factors that may contribute to this volatility, including the following:

•	active participation of speculative traders in our stock (including short sellers);

•	market rumors regarding our business operations;

•	government scrutiny of our business;

•	adverse publicity related to our business or industry; and

•	fluctuations in our operating results.

This market volatility for our stock may make it more difficult for holders of our stock to sell shares when they want and at prices they find attractive. There can be no assurance that a larger or more liquid market will be developed or maintained for our common stock.

Future sales by us or our existing stockholders could depress the market price of our common stock.

If we or our existing stockholders sell a large number of shares of our common stock, the market price of our common stock could decline significantly.  Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

In July 2015, we entered into a lease for 4,900 square feet of office space in Rolling Hills Estates, California for our new corporate headquarters with terms expiring in September 2025. In addition, we executed a lease for 2,400 and 1,600 square feet of retail space in Monterrey Park, California and Vancouver, British Columbia, respectively, to help further develop the market for our products in North America. The Monterey Park and Vancouver locations have terms expiring in August 2020 and February 2021, respectively. We also maintain an office in Dallas, Texas.

Outside of North America, in February 2015, we entered into a lease for 7,300 square feet of office space in Hong Kong with terms expiring in February 2018, and lease additional office space in China, Japan, Taiwan, South Korea, Singapore and the Cayman Islands. We also lease a multi-purpose facility and factory in Zhongshan, China and 11 service stations throughout the city of Guangzhou, China that serve or will in the future serve the needs of our Chinese consumers. We contract with third parties for fulfillment and distribution operations in all of our international markets. Through a local service provider, we maintain marketing and member centers in Almaty, Kazakhstan and Moscow, Russia. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

Securities Class Action

In January 2015, two purported class action complaints were filed against us in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. and Li v. Natural Health Trends Corp. (collectively, the “Class Action Complaints”). The Class Action Complaints purport to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against Natural Health Trends Corp., Chris T. Sharng and Timothy S. Davidson and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Sharng and Davidson. The Class Action Complaints allege, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including purportedly running an illegal multi-level marketing business. The Class Action Complaints seek an indeterminate amount of damages, plus interest and costs. The cases are both in their early stages, and we have not yet filed a response. Nevertheless, we believe that these claims are without merit and intend to vigorously defend against the allegations in these actions.

Shareholder Derivative Claim

In February 2015, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng, Davidson, Broady, Chung, Mason, O’Brien and Chan (the “Derivative Complaint”). The Derivative Complain purports to assert claims on behalf of Natural Health Trends Corp. for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against certain of our officers and directors listed above. The Derivative Complaint also purports to assert claims on behalf of Natural Health Trends Corp. for breach of fiduciary duty based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed us and our assets. The Derivative Complaint alleges, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including purportedly running an illegal multi-level marketing business, and that certain officers and directors sold common stock on the basis of this material, adverse non-public information. The Derivative Complaint seeks an indeterminate amount of damages, plus interest and costs, as well as various equitable remedies. The case is in its early stages, and we have not yet filed a response. Nevertheless, we believe that these claims are without merit and intend to vigorously defend against the allegations in these actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” Prior to February 17, 2015, our common stock was quoted under the trading symbol “NHTC” on the OTCQB tier of the OTC Market. The following table sets forth the range of the high and low bid quotations of our common stock as reported by Nasdaq and the OTC Markets Group, Inc. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2015		2014
	High	Low	High	Low
First quarter	$18.29	$10.49	$4.95	$2.81
Second quarter	44.18	17.78	7.50	4.80
Third quarter	43.33	21.91	19.85	6.76
Fourth quarter	53.72	32.96	13.80	8.05

On February 26, 2016, the closing price of our common stock as reported by Nasdaq was $33.17 per share.

Holders of Record

At February 26, 2016, there were approximately 140 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Dividends

The following table summarizes all cash dividend activity during 2015 (in thousands, except per share data), all of which dividend payments were made to holders of our common stock:

Declaration Date	Per Share	Amount	Payment Date
October 21, 2015	$0.05	$598	November 20, 2015
July 28, 2015	0.04	489	August 28, 2015
May 4, 2015	0.03	372	May 29, 2015
February 27, 2015	0.02	250	March 27, 2015
Total	$0.14	$1,709

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

	Dividends Per Share
Declaration Date	Preferred	Common	Amount	Payment Date
November 4, 2014	$0.032	$0.010	$128	December 3, 2014
July 29, 2014	0.027	0.010	127	August 27, 2014
May 6, 2014	0.020	0.005	62	June 4, 2014
March 7, 2014	0.815	0.005	159	April 8, 2014
Total	$0.894	$0.030	$476

Additionally, on March 1, 2016, the Board of Directors declared a dividend of $0.05 on each share of common stock outstanding. Such dividends are payable in cash on March 24, 2016 to stockholders of record on March 16, 2016. Payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our purchases of shares of our common stock during the quarter ended December 31, 2015 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 1–31, 2015	75,547	$46.97	75,547	$6,442,702
November 1—30, 2015	30,717	$46.97	30,717	$5,000,000
December 1—31, 2015	—	$—	—	$5,000,000

(a)	The shares were purchased in open market transactions as described in footnote (b) below, except for those shares purchased under the Stock Repurchase Agreement also described in footnote (b) below.

(b)
On July 28, 2015, the Board of Directors approved a stock repurchase program of up to $15.0 million of our outstanding shares of common stock. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, are anticipated to be conducted through December 2016, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. In connection therewith, we were advised that George K. Broady, a director of and owner of more than 5% of our outstanding shares of common stock, would participate in the stock repurchase program on a basis roughly proportional to his family’s ownership interest. As such, we authorized our broker to proceed with the purchase of shares of our common stock in the open market for a total purchase price of $3.5 million. The open market repurchases were completed on October 30, 2015. On October 28, 2015, we entered into a Stock Repurchase Agreement with Mr. Broady that provided for our purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4066 times the number of shares purchased by our broker in conjunction with the stock repurchase program authorized by our Board of Directors on July 28, 2015. Our purchases from Mr. Broady concluded on November 2, 2015 and were completed at a per share purchase price equal to the weighted average price per share paid by our broker in its open-market purchases. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in our purchasing a total of 106,264 shares of our common stock for an aggregate purchase price of $5.0 million, plus transaction costs.

(c)
As of December 31, 2015, $5.0 million of the $15.0 million stock repurchase program approved on July 28, 2015 remained available for future purchases. On January 13, 2016, we announced that the Board of Directors authorized an increase in the stock repurchase program from $15.0 million to $70.0 million.

Item 6. SELECTED FINANCIAL DATA

Not applicable under smaller reporting company disclosure rules.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Commonwealth of Independent States (“CIS”), which consists of Russia and Kazakhstan; South Korea; Japan; and Europe, which consists of Italy and Slovenia. In most markets, we sell our products to a network of members referred to us by other members. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this report for further information about our operating segments.

As of December 31, 2015, we were conducting business through 109,360 active members. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia.

We generate approximately 98% of our net sales from subsidiaries located outside North America, with sales of our Hong Kong subsidiary representing 93% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see generally under the caption “Risk Factors,” and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

Income Statement Presentation

We mainly derive revenue from sales of products. Substantially all of our product sales are to independent members at published wholesale prices. Product sales are recorded when the products are shipped and title passes to independent members, which generally is upon our delivery to the carrier that completes delivery to the members. We estimate and accrue a reserve for product returns based on our return policies and historical experience. Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.

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

Member commissions are typically our most significant expense and are classified as an operating expense. Under our compensation plan, members are paid weekly commissions, generally in their home country currency, for product purchases by their down-line member network across all geographic markets, except China, where our subsidiary maintains an e-commerce retail platform and does not pay any commissions. This "seamless" compensation plan enables a member located in one country to enroll other members located in other countries where we are authorized to conduct our business. Currently, there are basically two ways in which our members can earn income:

•	through commissions paid on product purchases made by their down-line members; and

•
through retail markups on sales of products purchased by members at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market.

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per weekly sales period. Bonus volume points are essentially a percentage of a product’s wholesale price. As the member’s business expands from successfully enrolling other members who in turn expand their own businesses by selling product to other members, the member receives higher commissions from purchases made by an expanding down-line network. In some of our markets, to be eligible to receive commissions, a member may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a member to be eligible to receive commissions. In determining commissions, the number of levels of down-line members included within the member’s commissionable group increases as the number of memberships directly below the member increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for each of fiscal 2015 and 2014, represented 48% and 46%, respectively, of net sales. From time to time we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific members.

Selling, general and administrative expenses consist of administrative compensation and benefits (including stock-based compensation), travel, credit card fees and assessments, professional fees, certain occupancy costs, and other corporate administrative expenses. In addition, this category includes selling, marketing, and promotion expenses (including the costs of member training events and conventions that are designed to increase both product awareness and member recruitment). Because our various member conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	20.4	21.7
Gross profit	79.6	78.3
Operating expenses:
Commissions expense	47.8	45.7
Selling, general and administrative expenses	13.6	15.8
Depreciation and amortization	0.1	0.1
Total operating expenses	61.5	61.6
Income from operations	18.1	16.7
Other expense, net	—	(0.2)
Income before income taxes	18.1	16.5
Income tax provision	0.2	0.2
Net income	17.9%	16.3%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2015		2014
North America	$5,992	2.3%	$2,812	2.3%
Hong Kong	245,737	92.8	111,028	89.1
China	4,425	1.7	1,538	1.2
Taiwan	5,965	2.3	4,628	3.7
South Korea	1,128	0.4	1,009	0.8
Japan	92	—	89	0.1
Russia, Kazakhstan and Ukraine	1,139	0.4	3,113	2.5
Europe	382	0.1	373	0.3
Total	$264,860	100.0%	$124,590	100.0%

Net sales were $264.9 million for the year ended December 31, 2015 compared with $124.6 million a year ago, an increase of $140.3 million, or 113%.  Hong Kong net sales increased $134.7 million, or 121%, over the prior year.  The sales increase was primarily due to a substantial increase in product sale volumes attributable to the effectiveness of our leadership development, promotional programs, incentives, events, new products, training, commission plans and services.

Outside of our Hong Kong business, net sales increased $5.6 million, or 41%, compared with the prior year. Double or triple digit percentage sales increases occurred in North America, Taiwan, South Korea and the China e-commerce business.

These increases were offset by the performance of our Commonwealth of Independent States (“CIS”) market, which continues to be negatively impacted by the political unrest in the region, as well as the devaluation of the Russian ruble, and decreased $2.0 million, or 63%, compared with the prior year.

As of December 31, 2015, our operating subsidiaries had 109,360 active members, compared with 54,360 active members at December 31, 2014. Hong Kong experienced an increase of 54,100 active members, or 116%, from December 31, 2014 to December 31, 2015. This substantial increase in the number of active members is attributable to the same factors that contributed to the increase in net sales and product sale volumes on a year-over-year basis.

As of December 31, 2015, deferred revenue was $4.0 million, which primarily consisted of $1.8 million in unshipped product orders, and $1.6 million and $331,000 pertaining to auto ship advances and unamortized enrollment package revenue, respectively.

Gross Profit

Gross profit was 79.6% of net sales for the year ended December 31, 2015 compared with 78.3% of net sales for the year ended December 31, 2014. The gross profit margin percentage increase is primarily attributable to higher product margins, lower third party service provider fees in Russia and lower logistics costs in Hong Kong.

Commissions

Commissions were 47.8% of net sales for the year ended December 31, 2015 compared with 45.7% of net sales for the year ended December 31, 2014.  The increase as a percentage of net sales for the year ended December 31, 2015 primarily resulted from an increase in the cost of our on-going member cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $36.0 million for the year ended December 31, 2015 compared with $19.7 million for the year ended December 31, 2014. Selling, general and administrative expenses increased by $16.3 million, or 83%, mainly due to an increase in employee-related costs and incentive program accruals, professional fees, director costs, and facility costs, as well as an increase in credit card fees and assessments due to higher net sales as compared to the year ended December 31, 2014.

Income Taxes

An income tax provision of $552,000 was recognized for the year ended December 31, 2015 compared with $266,000 for the year ended December 31, 2014. The increase is due to greater profitability of our international operations, as well as the repatriation of foreign earnings back to the U.S. during the year. As a result of capital return activities approved by the Board of Directors during the three months ended September 30, 2015, and anticipated future capital return activities intended to take full advantage of existing U.S. net operating losses, we determined that a portion of our undistributed foreign earnings were no longer deemed reinvested indefinitely by our non-U.S. subsidiaries beginning in the quarter ended September 30, 2015. As such, an accumulated deferred tax liability of $9.3 million was recorded against these undistributed earnings, which included the impact of utilization of foreign tax credits. However, because it is anticipated that these earnings will be offset by U.S. net operating losses that had previously been fully offset by a valuation allowance, we also released a similar amount of valuation allowance. Accordingly, there was no significant impact on the income tax provision for the year ended December 31, 2015.

During 2015, $18.4 million in foreign earnings were repatriated back into the U.S. which were offset by U.S. net operating losses. As of December 31, 2015 there is a remaining deferred tax liability of $2.8 million, which is offset by an equivalent amount of net operating loss deferred tax assets. This represents the remaining balance of the U.S. tax impact of undistributed foreign earnings that is planned to be repatriated to the U.S. as of December 31, 2015. All other undistributed foreign earnings are intended to be permanently reinvested in non-U.S. operations to fund and expand the non-U.S. subsidiaries as of December 31, 2015. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion accordingly. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate.

Liquidity and Capital Resources

At December 31, 2015, our cash and cash equivalents totaled $104.9 million. Total cash and cash equivalents increased by $60.1 million and $30.3 million during 2015 and 2014, respectively. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2015, we had $57.5 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $4.4 million held in banks located in China subject to foreign currency controls.

At December 31, 2015, the ratio of current assets to current liabilities was 1.91 to 1.00 and we had $56.1 million of working capital. Working capital as of December 31, 2015 increased $31.0 million compared to our working capital as of December 31, 2014, due to cash generated from operations.

Cash provided by operations during 2015 was $81.3 million compared to $30.6 million during 2014. The increase in operating cash flows resulted primarily from the year over year net sales increase. The electronic wallet (eWallet) functionality introduced in Hong Kong in October 2014 contributed to the increase as such commission amounts would have been paid out immediately to members in the prior year instead of deposited into eWallet accounts for purposes directed by each member. Additionally, the timing difference of cash outlays associated with both member and employee incentive programs contributed to the increase as the current year expenses were greater than those recognized in the prior year.

Cash flows used in investing activities totaled $3.7 million during 2015. In June 2015, we funded a bank deposit account in the amount of CNY 20 million (USD $3.1 million at December 31, 2015) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund. In August 2015, cash deposits in the amount of $218,000 were received from certain South Korean credit card processing companies. Additionally, buildout costs of $608,000 were incurred during 2015 for new offices located in California, Hong Kong and Singapore, at the multi-purpose facility in Zhongshan, China and at the new Healthy Lifestyle Center in Monterey Park, California. Cash flows used in investing activities totaled $339,000 during 2014, primarily the result of buildout costs incurred at the multi-purpose facility in Zhongshan, China and renovations in the Taipei, Taiwan office.

Cash flows used in financing activities during 2015 totaled $17.5 million. We used $16.1 million to repurchase shares of our common stock in 2015. On July 28, 2015, the Board of Directors approved a stock repurchase program of up to $15.0 million of our outstanding shares of common stock. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, are anticipated to be conducted through December 2016, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. In connection therewith, we were advised that George K. Broady, a director of ours and owner of more than 5% of our outstanding shares of common stock, would participate in the stock repurchase program on a basis roughly proportional to his family's ownership interest. As such, we authorized our broker to proceed with the purchase of shares of our common stock in the open market for a total purchase price of $3.5 million. The open market repurchases were completed on August 4, 2015, and together with the shares purchased from Mr. Broady, resulted in our purchasing a total of 162,442 shares of our common stock for an aggregate purchase price of $5.0 million, plus transaction costs. In October 2015, under the same stock repurchase program and with similar participation by Mr. Broady, we authorized another round of stock repurchases. Accordingly, our broker was instructed to proceed with the purchase of shares in the open market for a total purchase price of $3.6 million. The open market purchases were completed on October 30, 2015, and together with the shares purchased from Mr. Broady, resulted in our purchasing a total of 106,264 shares of our common stock for an aggregate purchase price of $5.0 million, plus transaction costs. As of December 31, 2015, $5.0 million of the $15.0 million stock repurchase program approved on July 28, 2015 remained available for future purchases.

Subsequent to the year end, on January 13, 2016, we announced that our Board of Directors authorized an increase in this stock repurchase program from $15.0 million to $70.0 million. During February 2016, we authorized our broker to proceed with the purchase of shares of our common stock in the open market. The open market repurchases completed in February 2016 resulted in our purchasing a total of 507,797 shares of our common stock for an aggregate purchase price of $12.1 million, plus transaction costs. As of March 4, 2016, $47.9 million remained available under the $70.0 million stock repurchase program.

On May 4, 2015, the Board of Directors approved a separate, prior stock repurchase program of up to $5.0 million of our outstanding shares of common stock.  In connection therewith, we were advised by Mr. Broady that he would participate in the stock repurchase program on a basis roughly proportional to his family's ownership interest. As such, we authorized our broker to proceed with the purchase of shares of our common stock in the open market for a total purchase price of $3.5 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, and entered into another Stock Repurchase Agreement with Mr. Broady. The stock repurchase program was completed on May 13, 2015, and resulted in our purchasing a total of 186,519 shares of our common stock for an aggregate purchase price of $5.0 million, plus transaction costs.

On January 22, 2015, we entered into a Stock Repurchase Agreement with Mr. Broady that provided for our purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of our common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased. The shares were purchased at a per share price equal to the closing price per share of our common stock on the preceding trading day, as reported on the primary market in which our common stock was publicly traded. Our purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million.

Other financing cash flows during 2015 included the following cash dividend payments (in thousands, except per share amounts) to holders of our common stock:

Declaration Date	Per Share	Amount	Record Date	Payment Date
October 21, 2015	$0.05	$598	November 10, 2015	November 20, 2015
July 28, 2015	0.04	489	August 18, 2015	August 28, 2015
May 4, 2015	0.03	372	May 19, 2015	May 29, 2015
February 27, 2015	0.02	250	March 17, 2015	March 27, 2015
Total	$0.14	$1,709

Subsequent to December 31, 2015, on March 1, 2016, the Board of Directors declared a dividend of $0.05 on each share of common stock outstanding. Such dividends are payable in cash on March 24, 2016 to stockholders of record on March 16, 2016.

In April 2015, warrants to purchase 88,097 shares of common stock were exercised at $3.5043 per share for total proceeds of $309,000.

Warrants to purchase 1,407,855 shares of common stock were exercised during 2014 at exercise prices ranging from $3.5108 to $3.52 per share for total proceeds of $4.9 million. Offsetting this amount, on November 4, 2014, the Board of Directors approved a special stock repurchase program of up to $5.0 million of our outstanding shares of common stock.  The stock repurchase program was completed on December 17, 2014 and resulted in stock repurchases totaling $4.5 million, plus transaction costs. Mr. Broady participated in our repurchase program on a basis roughly proportional to his family's ownership interest, selling $1.5 million of our common stock held by him. Additionally, other financing cash outflows included cash dividend payments of $476,000 and the repurchase of shares of common stock pursuant to Rule 10b5-1 under a program authorized by the Board of Directors for us to purchase 100,000 shares, acting as Trustee for certain of our non-officer, overseas employees. Such repurchases totaled $159,000 during 2014.

We believe that our existing internal liquidity, supported by cash on hand and cash flows from operations should be adequate to fund normal business operations and address our financial commitments for the foreseeable future.

We do not have any significant unused sources of liquid assets. If necessary, we may attempt to generate more funding from the capital markets, but currently do not believe that will be necessary.

Our priority is to focus our resources on investing in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia. An aggregate of up to $10.0 million may be invested in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and funding the mandated deposit and other requirements for a China direct selling license application. In June 2015, we funded the mandated deposit in the amount of CNY 20 million (USD $3.1 million at December 31, 2015) as a condition for seeking a direct selling license in China.

We have entered into non-cancelable operating lease agreements for locations within the United States and for our international subsidiaries, with expirations through September 2025 totaling $4.4 million.

In May 2013, we entered into an exclusive distribution agreement with one of our suppliers to purchase their product through July 2016. To maintain exclusivity, we are required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2015, we were in compliance with the exclusivity provision.

In December 2014, we amended a supply agreement with one of our suppliers to obtain worldwide exclusivity in return for purchasing a minimum of $3.3 million of product annually. If we do not purchase the minimum product as required, then a Cure Payment, as defined, will be due to the supplier. The term of the agreement is three years commencing on January 1, 2015 and shall automatically renew for successive three year terms unless notice of termination is provided by either party.

Subsequent to December 31, 2015, on February 25, 2016, we further amended the supply agreement to maintain worldwide exclusivity in return for purchasing a minimum of $9.4 million of product annually on average over the next three years, plus certain raw material guarantees. If we do not purchase the minimum product as required, then a Cure Payment, as defined, will be due to the supplier. The term of the agreement is three years commencing on February 25, 2016 and shall automatically renew for successive three year terms unless notice of termination is provided by either party.

We have employment agreements with certain members of our management team that can be terminated by either the employee or us upon four weeks’ notice.  The employment agreements entered into with the management team contain provisions that guarantee the payments of specified amounts in the event of a change in control, as defined, or if the employee is terminated without cause, as defined, or terminates employment for good reason, as defined.

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

Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments.  Management believes our critical accounting policies and estimates are those related to obsolete inventory and the fair value of acquired intangible assets, including goodwill, revenue recognition, as well as those used in the determination of liabilities related to sales returns, member commissions and income taxes.

Inventory Valuation. We review our inventory carrying value and compare it to the net realizable value of our inventory and any inventory value in excess of net realizable value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At December 31, 2015 and 2014, our inventory value was $10.5 million and $3.8 million, respectively, net of reserves of $29,000 and $18,000, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill. We assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Our policy is to test for impairment annually during the fourth quarter. At December 31, 2015 and 2014, goodwill of $1.8 million was reflected on our balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 1% and 2% of sales for the years ended December 31, 2015 and 2014, respectively.  The allowance for sales returns was $1.6 million and $654,000 at December 31, 2015 and 2014, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.8 million and $1.2 million at December 31, 2015 and 2014, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2015 and 2014, enrollment package revenue totaling $331,000 and $222,000 was deferred, respectively. Although we have no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.6 million and $815,000 at December 31, 2015 and 2014, respectively.

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

In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  We estimate and accrue the costs associated with incentives over the duration of the qualification period based on member achievement of the qualification requirements. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $19.6 million and $8.9 million at December 31, 2015 and 2014, respectively.

Tax Valuation Allowance. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. As of December 31, 2015, we have a full valuation allowance against our U.S. deferred tax assets and certain deferred tax assets of non-U.S. subsidiaries. The valuation allowance will be reduced at such time as we believe it is more likely than not that the deferred tax assets will be realized. During 2015, a reduction in the valuation allowance occurred as a result of expected future taxable income from the expected repatriation of a portion of our untaxed foreign earnings. During 2014, no such reduction in the valuation allowance occurred. The resulting income tax benefit was offset by an increase in tax provision from the anticipated tax cost of repatriating certain foreign earnings that had previously been considered permanently reinvested. We have a U.S. net deferred tax asset after taking into consideration the deferred tax liability for repatriation of foreign earnings and the corresponding release of U.S. valuation allowance against the U.S. net operating loss deferred tax assets.  As of December 31, 2015, we still believe that it is more likely than not that the remaining U.S. net deferred tax asset will not be realized.  This is based on historical evidence and the planned repatriation of foreign earnings that was implemented in the quarter ended September 30, 2015.

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
Rolling Hills Estates, California

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Health Trends Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Lane Gorman Trubitt, PLLC

Dallas, Texas
March 4, 2016

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$104,914	$44,816
Accounts receivable	57	107
Inventories, net	10,455	3,760
Other current assets	2,286	930
Total current assets	117,712	49,613
Property and equipment, net	894	476
Goodwill	1,764	1,764
Restricted cash	3,166	315
Other assets	616	372
Total assets	$124,152	$52,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,862	$2,232
Income taxes payable	379	268
Accrued commissions	19,634	8,853
Other accrued expenses	16,703	6,743
Deferred revenue	4,011	2,687
Deferred tax liability	60	65
Amounts held in eWallets	16,414	2,064
Other current liabilities	1,510	1,513
Total current liabilities	61,573	24,425
Long-term incentive	5,770	1,665
Total liabilities	67,343	26,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2015	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 and 12,891,317 shares issued at December 31, 2015 and 2014, respectively	13	13
Additional paid-in capital	85,963	85,750
Accumulated deficit	(9,647)	(54,799)
Accumulated other comprehensive (loss) income	(101)	62
Treasury stock, at cost; 840,202 and 384,220 shares at December 31, 2015 and 2014, respectively	(19,419)	(4,576)
Total stockholders’ equity	56,809	26,450
Total liabilities and stockholders’ equity	$124,152	$52,540

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2015	2014
Net sales	$264,860	$124,590
Cost of sales	54,098	26,981
Gross profit	210,762	97,609
Operating expenses:
Commissions expense	126,598	56,997
Selling, general and administrative expenses (including stock-based compensation expense of $86 and $49 during 2015 and 2014, respectively)	36,024	19,687
Depreciation and amortization	263	105
Total operating expenses	162,885	76,789
Income from operations	47,877	20,820
Other expense, net	(84)	(184)
Income before income taxes	47,793	20,636
Income tax provision	552	266
Net income	47,241	20,370
Preferred stock dividends	—	(10)
Net income available to common stockholders	$47,241	$20,360
Income per common share:
Basic	$3.84	$1.67
Diluted	$3.82	$1.61
Weighted-average number of common shares outstanding:
Basic	12,302	12,131
Diluted	12,372	12,600

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2015	2014
Net income	$47,241	$20,370
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(79)	143
Release of cumulative translation adjustment	(82)	—
Net change in foreign currency translation adjustment	(161)	143
Unrealized losses on available-for-sale securities	(2)	—
Comprehensive income	$47,078	$20,513

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Amount	Shares	Amount		Accumulated Deficit		Shares	Amount	Total
BALANCE, December 31, 2013	123,693	$111	11,359,769	$11	$80,690	$(74,619)	$(81)	(26,998)	$(35)	$6,077
Net income	—	—	—	—	—	20,370	—	—	—	20,370
Conversion of Series A preferred stock	(123,693)	(111)	123,693	—	111	—	—	—	—	—
Exercise of warrants	—	—	1,407,855	2	4,946	—	—	—	—	4,948
Repurchase of common stock	—	—	—	—	—	—	—	(382,564)	(4,661)	(4,661)
Shares issued for stock-based compensation awards	—	—	—	—	(46)	(74)	—	25,342	120	—
Dividends declared	—	—	—	—	—	(476)	—	—	—	(476)
Foreign currency translation adjustments	—	—	—	—	—	—	143	—	—	143
Stock-based compensation	—	—	—	—	49	—	—	—	—	49
BALANCE, December 31, 2014	—	—	12,891,317	13	85,750	(54,799)	62	(384,220)	(4,576)	26,450
Net income	—	—	—	—	—	47,241	—	—	—	47,241
Exercise of warrants	—	—	88,097	—	309	—	—	—	—	309
Repurchase of common stock	—	—	—	—	—	—	—	(547,042)	(16,071)	(16,071)
Shares issued for stock-based compensation awards	—	—	—	—	(182)	(380)	—	91,060	1,228	666
Dividends declared	—	—	—	—	—	(1,709)	—	—	—	(1,709)
Elimination of CTA upon dissolution	—	—	—	—	—	—	(82)	—	—	(82)
Foreign currency translation adjustments	—	—	—	—	—	—	(79)	—	—	(79)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	86	—	—	—	—	86
BALANCE, December 31, 2015	—	$—	12,979,414	$13	$85,963	$(9,647)	$(101)	(840,202)	$(19,419)	$56,809

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,241	$20,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263	105
Stock-based compensation	86	49
Cumulative translation adjustment realized in net income	(82)	—
Deferred income taxes	(15)	(43)
Changes in assets and liabilities:
Accounts receivable	41	—
Inventories, net	(6,762)	(2,029)
Other current assets	(1,066)	(501)
Other assets	(267)	(85)
Accounts payable	637	(822)
Income taxes payable	(115)	243
Accrued commissions	10,840	5,077
Other accrued expenses	10,714	3,706
Deferred revenue	1,331	147
Amounts held in eWallets	14,350	2,065
Other current liabilities	25	666
Long-term incentive	4,105	1,665
Net cash provided by operating activities	81,326	30,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(710)	(339)
Increase in restricted cash	(3,028)	—
Net cash used in investing activities	(3,738)	(339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	309	4,948
Repurchase of common stock	(16,071)	(4,661)
Dividends paid	(1,709)	(476)
Net cash used in financing activities	(17,471)	(189)
Effect of exchange rates on cash and cash equivalents	(19)	181
Net increase in cash and cash equivalents	60,098	30,266
CASH AND CASH EQUIVALENTS, beginning of period	44,816	14,550
CASH AND CASH EQUIVALENTS, end of period	$104,914	$44,816

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Natural Health Trends Corp., a Delaware corporation (whether or not including its subsidiaries, the “Company”), is an international direct-selling and e-commerce company. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. In most markets, the Company sells its products to a network of members referred to the Company by other members.

The Company’s wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Japan; and Europe, which consists of Italy and Slovenia. The Company also operates within certain Commonwealth of Independent States (Russia and Kazakhstan) through its engagement with a local service provider.

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

Cash and Cash Equivalents

As of December 31, 2015, cash and cash equivalents include $4.4 million held in banks located within China subject to foreign currency controls. The Company includes credit card receivables due from certain of its credit card processors in its cash and cash equivalents as the cash proceeds are received within two to five days.

Additionally, as of December 31, 2015, cash and cash equivalents include the Company's investments in debt securities, comprising municipal notes, bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2015 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

Cash and cash equivalents at the end of each period were as follows (in thousands):

	December 31, 2015	December 31, 2014
Cash	$47,431	$37,314
Cash equivalents	57,483	7,502
Total cash and cash equivalents	$104,914	$44,816

The Company maintains certain cash balances at several institutions located in the United States which at times may exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million (USD 3.1 million at December 31, 2015) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund.

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

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. At December 31, 2015 and December 31, 2014, the reserve for obsolescence totaled $29,000 and $18,000, respectively.

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

Goodwill

The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. The Company’s policy is to test for impairment annually during the fourth quarter. Considerable management judgment is necessary to measure fair value. The Company did not recognize any impairment charges for goodwill during the periods presented.

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

As a result of capital return activities approved by the Board of Directors during the three months ended September 30, 2015, and anticipated future capital return activities intended to take full advantage of existing U.S. net operating losses, the Company determined that a portion of its undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries beginning in the quarter ended September 30, 2015. As such, an accumulated deferred tax liability of $9.3 million was recorded against these undistributed earnings, which includes the impact of utilization of foreign tax credits. However, because it is anticipated that these earnings will be offset by U.S. net operating losses that had previously been fully offset by a valuation allowance, the Company also released a similar amount of valuation allowance. Accordingly, there was no significant impact on the income tax provision for the year ended December 31, 2015. The Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion accordingly. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. corporate tax rate.

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

Amounts Held in eWallets

Commencing in October 2014, the Company requires commission payments of certain members in Hong Kong to be first deposited into an electronic wallet (eWallet) account in lieu of being paid out directly to members. The eWallet functionality allows members to place new product orders utilizing eWallet available funds and/or request commission payout via multiple payment methods. Amounts held in eWallets are reflected on the balance sheet as a current liability.

Long-Term Incentive

Financial rewards earned under the 2014 Long-Term Incentive Plan (the “LTI Plan”) are recognized over the performance period as specified performance or other goals are achieved or exceeded. In accordance with the LTI Plan, fifty percent of any cash payment earned is payable in thirty-five equal consecutive monthly installments commencing in February of the calendar year immediately following the conclusion of the performance period and the remaining fifty percent of the payment earned is payable in thirty-five equal consecutive monthly installments commencing in February 2021 and ending in December 2023. As such, certain installments to be paid are reflected on the balance sheet as a non-current liability, and the current portion of the installments is reflected in other accrued expenses.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $204,000 and $202,000 was recognized during 2015 and 2014, respectively.

Revenue Recognition

Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon the Company’s delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are recorded as deferred revenue. The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return.

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

Operating Leases

The Company leases most of its physical properties under operating leases. Certain lease agreements generally include rent holidays. The Company recognizes rent holiday periods on a straight-line basis over the lease term beginning when the Company has the right to the leased space.

Commissions

Independent members earn commissions based on total personal and group bonus volume points per weekly sales period.  Each of the Company’s products are designated a specified number of bonus volume points, which is essentially a percentage of the product’s wholesale price.  The Company accrues commissions when earned and pays commissions on product sales generally two weeks following the end of the weekly sales period.

In some markets, the Company also pays certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  The Company estimates and accrues all costs associated with the incentives as the members meet the qualification requirements.

From time to time the Company makes modifications and enhancements to the Company’s compensation plan to help motivate members, which can have an impact on member commissions. From time to time the Company also enters into agreements for business or market development, which may result in additional compensation to specific members.

Stock-Based Compensation

Stock-based compensation expense is determined based on the grant date fair value of each award, net of estimated forfeitures which are derived from historical experience, and is recognized on a straight-line basis over the requisite service period for the award.

Income Per Share

Basic income per share for 2014 was computed via the “two-class” method by dividing net income allocated to common stockholders by the weighted-average number of common shares outstanding during the period. Net income available to common stockholders is allocated to both common stock and participating securities as if all of the income for the period had been distributed. The Company’s Series A convertible preferred stock was a participating security due to its participation rights related to dividends declared by the Company. If dividends were distributed to common stockholders, the Company was also required to pay dividends to the holders of the preferred stock in an amount equal to the greater of (1) the amount of dividends then accrued and not previously paid on such shares of preferred stock or (2) the amount payable if dividends were distributed to the common stockholders on an as-converted basis.

Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock and warrants is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For 2014, the dilutive effect of the Company’s Series A convertible preferred stock was calculated using the more dilutive of the “two-class” method and the “if-converted” method, which assumes that the preferred stock was converted into common stock at the beginning of each period presented.

 All shares of the Company’s Series A convertible preferred stock were converted into shares of common stock in December 2014. Warrants to purchase 88,097 shares of common stock were still outstanding at December 31, 2014. Such warrants were exercised during April 2015.

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2015			2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$47,241			$20,360
Less: undistributed earnings to participating securities	—			(127)
Net income allocated to common stockholders	$47,241	12,302	$3.84	$20,233	12,131	$1.67
Effect of dilutive securities:
Warrants to purchase common stock	—	21		—	421
Non-vested restricted stock	—	49		—	48
Plus: reallocation of undistributed earnings to participating securities	—			5
Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$47,241	12,372	$3.82	$20,238	12,600	$1.61

Certain Risks and Concentrations

A substantial portion of the Company’s sales are generated in Hong Kong (see Note 10). Most of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. In contrast to the Company’s operations in other parts of the world, the Company has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license, which the Company is in the process of applying for, and has also adopted anti-multilevel marketing legislation. The Company operates an e-commerce direct selling model in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties. In addition, through a Chinese entity, the Company sells products in China using an e-commerce retail model. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate separately or in both.

The Company believes that its e-commerce direct selling model in Hong Kong does not violate any applicable laws in China, even though it is used for the internet purchase of the Company's products by members in China. The Company also believes that its Chinese entity, including its e-commerce retail platform, is operating in compliance with applicable Chinese laws. However, there can be no assurance that the Chinese authorities will agree with the Company’s interpretations of applicable laws and regulations or that China will not adopt new laws or regulations. Should the Chinese government determine that the Company’s activities violate China’s direct selling or anti-multilevel marketing legislation, or should new laws or regulations be adopted, there could be a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company attempts to work closely with both national and local Chinese governmental agencies in conducting its business, the Company’s efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of direct selling or anti-multi-level marketing legislation, subjective interpretations of laws and regulations, Chinese nationals collaborating with short traders to damage the Company's business and activities by individual members that may violate laws notwithstanding the Company’s strict policies prohibiting such activities. Any determination that the Company’s operations or activities, or the activities of its individual members or employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on the Company’s future ability to obtain business licenses or expand into new locations, changes to its business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm the Company’s business, financial condition and results of operations.

The Company’s Premium Noni Juice™, Essential Probiotics™ and Triotein™ products account for a significant portion of the Company’s total revenue. The Company currently sources each such product from a single supplier. If demand decreases significantly, government regulation restricts their sale, the Company is unable to adequately source or deliver the products, or the Company ceases offering the products for any reason without suitable replacements, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of their short maturities. The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents. The Company’s cash equivalents are valued based on level 1 inputs which consist of quoted prices in active markets.

Accounting standards permit companies, at their option, to choose to measure many financial instruments and certain other items at fair value.  The Company has elected to not fair value existing eligible items.

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	December 31, 2015			December 31, 2014
	Adjusted Cost	Gross Unrealized Gains/Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains/Losses	Fair Value
Municipal bonds and notes	$35,222	$2	$35,224	$—	$—	$—
Corporate debt securities	5,029	(5)	5,024	—	—	—
Financial institution instruments	17,235	—	17,235	7,502	—	7,502
Total available-for-sale investments	$57,486	$(3)	$57,483	$7,502	$—	$7,502

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual years, and early application is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, that requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. ASU 2015-17 will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early application is permitted as of the beginning of an interim or annual reporting period either prospectively or retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively.  Early adoption is permitted.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

2.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2015	2014
Property and equipment:
Office equipment	$495	$391
Office software	536	537
Machinery	24	—
Furniture and fixtures	222	59
Leasehold improvements	730	345
Construction in progress	10	75
Property and equipment, at cost	2,017	1,407
Accumulated depreciation and amortization	(1,123)	(931)
	$894	$476
Other accrued expenses:
Sales returns	$1,552	$654
Employee-related expense	11,064	4,620
Warehousing, inventory-related and other	4,087	1,469
	$16,703	$6,743
Deferred revenue:
Unshipped product	$1,783	$1,150
Auto ship advances	1,597	815
Enrollment package revenue	331	222
Market development fees	300	500
	$4,011	$2,687
Other current liabilities:
Unclaimed checks	$1,064	$1,266
Other	446	247
	$1,510	$1,513

3.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through September 2025. Rent expense in connection with operating leases was $1.5 million and $777,000 during 2015 and 2014, respectively.

Future minimum lease obligations as of December 31, 2015 are as follows (in thousands):

2016	$1,258
2017	1,015
2018	496
2019	376
2020	346
Thereafter	900
Total minimum lease obligations	$4,391

Purchase Commitments

In May 2013, the Company entered into an exclusive distribution agreement with one of its suppliers to purchase its product through July 2016. To maintain exclusivity, the Company is required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2015, the Company was in compliance with the exclusivity provision.

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

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to members in the event that the Company is unable to provide refunds to members. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual member claims under the contract is equivalent to three months of rolling sales. At December 31, 2015, non-current other assets include KRW 223 million (USD $190,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding member claims. The Company believes that the likelihood of utilizing these funds to provide for members claims is remote.

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

Common Stock Purchase Warrants

On October 19, 2007, the Company issued warrants to purchase 3,141,499 shares of common stock in connection with a convertible debentures financing. The warrants consisted of seven-year warrants to purchase 1,495,952 shares of common stock, one-year warrants to purchase 1,495,952 shares of common stock, and five-year warrants to purchase 149,595 shares of common stock. The term for each of the warrants began six months and one day after their respective issuance and each have an exercise price of $3.52 per share. The exercise price and the number of shares underlying the warrants are subject to adjustment for stock dividends and splits, combinations, and reclassifications, certain rights offerings and distributions to common stockholders, and mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or equivalent securities at below the exercise price for the warrants. If, at any time after the earlier of October 19, 2008 and the completion of the then applicable holding period under Rule 144, there is no effective registration statement for the underlying shares of common stock that are then required to be registered, the warrants may be exercised by means of a cashless exercise. Such one-year warrants expired unexercised on April 21, 2009 and such five-year warrants expired unexercised on April 21, 2013. Seven-year warrants to purchase 1,407,855 shares of common stock were exercised during 2014 at exercise prices ranging from $3.5108 to $3.52 per share for total proceeds of $4.9 million. As a result of the cash dividends declared on each share of outstanding common stock and in accordance with the terms of the related warrant agreement, the exercise price per share for each warrant was adjusted from $3.52 per share to $3.5082 per share. In April 2015, the remaining warrants to purchase 88,097 shares of common stock were exercised at $3.5043 per share for total proceeds of $309,000.

Dividends

The following table summarizes the Company’s cash dividend activity during 2015 (in thousands, except per share data), all of which dividend payments were made to holders of the Company’s common stock:

Declaration Date	Per Share	Amount	Payment Date
October 21, 2015	$0.05	$598	November 20, 2015
July 28, 2015	0.04	489	August 28, 2015
May 4, 2015	0.03	372	May 29, 2015
February 27, 2015	0.02	250	March 27, 2015
Total	$0.14	$1,709

The following table summarizes the Company’s cash dividend activity during 2014 (in thousands, except per share data):

	Dividends Per Share
Declaration Date	Preferred	Common	Amount	Payment Date
November 4, 2014	$0.032	$0.010	$128	December 3, 2014
July 29, 2014	0.027	0.010	127	August 27, 2014
May 6, 2014	0.020	0.005	62	June 4, 2014
March 7, 2014	0.815	0.005	159	April 8, 2014
Total	$0.894	$0.030	$476

Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Treasury Stock

On July 28, 2015, the Board of Directors approved a stock repurchase program of up to $15.0 million of the Company’s outstanding shares of common stock. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, are anticipated to be conducted through December 2016, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. In connection therewith, the Company was advised that George K. Broady, a director of the Company and owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program on a basis roughly proportional to his family’s ownership interest (see Note 8).

During August 2015, pursuant to the foregoing stock repurchase program, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.5 million. The open market repurchases were completed on August 4, 2015. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 162,442 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs. During October 2015, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.6 million. The open market repurchases were completed on October 30, 2015. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 106,264 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs. As of December 31, 2015, $5.0 million of the $15.0 million stock repurchase program approved on July 28, 2015 remained available for future purchases.

On May 4, 2015, the Board of Directors approved a separate, prior stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock.  In connection therewith, the Company was advised by Mr. Broady that he would participate in the stock repurchase program on a basis roughly proportional to his family’s ownership interest (see Note 8). As such, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.5 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The stock repurchase program, which included both open market purchases and the purchase of shares from Mr. Broady, was completed on May 13, 2015, and resulted in the Company purchasing a total of 186,519 shares of its common stock for an aggregate purchase price of $5.0 million, plus transaction costs.

On January 22, 2015, the Company entered into a stock repurchase agreement with Mr. Broady that provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased (see Note 8). The shares were purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock is publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million.

On November 4, 2014, the Board of Directors approved a special stock repurchase program of up to $5.0 million of the Company’s outstanding shares of common stock (the “Repurchase Plan”). In connection therewith, the Company was advised that Mr. Broady desired to participate in the Repurchase Plan on a basis roughly proportional to his family’s ownership interest, with an estimate of generating approximately $1.5 million through the sale of a portion of the shares of the Company’s common stock held by him (see Note 8). After noting Mr. Broady’s participation interest, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $3.0 million in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The Repurchase Plan was completed on December 17, 2014. The Repurchase Plan, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 359,840 shares of its common stock for an aggregate purchase price of $4.5 million, plus transaction costs.

On August 13, 2012, the Board of Directors authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act and the Company’s policies regarding stock transactions.  Pursuant to this authority, the Company, as Trustee, entered into a 10b5-1 plan and began purchasing shares in December 2012. The latest 10b5-1 plan terminated in November 2014 and the Company, as Trustee, has not entered into a new 10b5-1 plan. See Note 5.

5.     STOCK-BASED COMPENSATION

On August 18, 2006, the Compensation Committee of Company’s Board of Directors approved, subject to stockholder approval, the Natural Health Trends Corp. 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company may grant (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights (“SARs”) either in tandem with an option or alone and unrelated to an option, (vi) performance shares, (vii) award shares, or (viii) stock awards. The 2007 Plan was approved by the Company’s stockholders on November 17, 2006.

The purpose of the 2007 Plan is to enable the Company to attract and retain employees, officers, directors, consultants and advisors; to provide an incentive for them to assist in achieving long-range performance goals; and to enable them to participate in the long-term growth of the Company. The terms of any particular grant are determined by the Board of Directors or a committee appointed by the Board of Directors. Generally, the grants of restricted stock vest quarterly on a pro rata basis over a three-year period. The maximum number of shares available for issuance under the 2007 Plan was 1,550,000 shares. At the Company’s Annual Meeting of Stockholders held on December 30, 2008, the Company’s stockholders approved an increase in the maximum number of shares available for issuance under the 2007 Plan by 500,000 shares. As such, the maximum aggregate number of shares available for issuance under the 2007 Plan totals 2,050,000 shares. As of December 31, 2015, 1,083 shares remain available to be granted under the 2007 Plan.

Valuation and Expense Information under FASB ASC Topic 718

Stock-based compensation expense totaled approximately $86,000 and $49,000 for 2015 and 2014, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets.

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

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2014	—	$—
Granted	67,076	12.15
Vested	(22,364)	12.15
Nonvested at December 31, 2015	44,712	12.15

As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock was $76,500, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the Company’s restricted stock activity under the 2007 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2013	54,986	$0.37
Vested	(54,986)	0.37
Nonvested at December 31, 2014	—	—
Vested	—	—
Nonvested at December 31, 2015	—	—

On August 13, 2012, the Board of Directors authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act and the Company’s policies regarding stock transactions.  Pursuant to this authority, the Company, as Trustee, entered into a 10b5-1 plan and began purchasing in December 2012. The latest 10b5-1 plan terminated in November 2014, and the Company, as Trustee, has not entered into a new 10b5-1 plan. The employees will receive the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they are employees of the Company on the date of the distribution. Any common stock that is forfeited by an employee whose employment terminates will be delivered to the Company and held as treasury stock.

	Shares	Wtd. Avg. Grant-Date Fair Value
Nonvested at December 31, 2013	53,324	$1.37
Vested	(25,342)	1.37
Forfeited	(3,998)	1.37
Nonvested at December 31, 2014	23,984	1.37
Vested	(23,984)	1.37
Forfeited	—	—
Nonvested at December 31, 2015	—	—

6.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
Domestic	$(7,820)	$4,502
Foreign	55,613	16,134
Income before income taxes	$47,793	$20,636

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$12	$104
State	100	11
Foreign	456	194
Total current taxes	568	309
Deferred foreign taxes	(16)	(43)
Income tax provision	$552	$266

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Income tax at federal statutory rate	$16,250	$7,016
Effect of permanent differences	370	9
Change in valuation allowance	2,017	(2,070)
Foreign rate differential	(18,099)	(5,240)
Change in enacted tax rates	5	38
Expiration of net operating loss carryforward	—	519
Other reconciling items	9	(6)
Income tax provision	$552	$266

Deferred income taxes consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$3,197	$10,083
Accrued expenses	3,367	837
Tax credits	418	519
Impairment of long-lived assets	36	69
Other	(4)	—
Total deferred tax assets	7,014	11,508
Valuation allowance	(4,112)	(11,440)
	2,902	68
Deferred tax liabilities:
Foreign earnings	(2,789)	—
Accrued expenses	(49)	(64)
Prepaids	(96)	(32)
Other	(28)	(37)
Total deferred tax liabilities	(2,962)	(133)
Net deferred tax liability	$(60)	$(65)

As of December 31, 2015, the Company has a full valuation allowance against its U.S. deferred tax assets and certain foreign deferred tax assets. The Company is not recording a valuation allowance in foreign jurisdictions with an overall deferred tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.

At December 31, 2015, the Company has U.S. federal net operating loss carryforwards of approximately $8.4 million that begin to expire in 2021, if not utilized. The Company also has foreign net operating loss carryforwards totaling $1.4 million in various jurisdictions with various expirations, including $199,000 in China that expires in 2016.

As of December 31, 2015, the Company has recorded deferred tax liabilities to the extent of U.S. net operating losses. The Company has planned to utilize its net operating losses to offset partial repatriation of foreign earnings. All undistributed earnings in excess of the U.S. net operating losses are intended to be reinvested indefinitely as of December 31, 2015.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2015	2014
	(In Thousands)
Cash paid during the year for:
Income taxes, net of refunds	$395	$60
Interest	—	1
Non-cash financing activity:
Conversion of preferred stock	—	111
Issuance of treasury stock	666	—

8.     RELATED PARTY TRANSACTIONS

Product Royalties

On April 29, 2015, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called Soothe™. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Mr. Broady is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Further, the Company agreed to pay BHS $11,700 as royalties for the period it began selling the product in the fourth quarter of 2012 through 2014. The Company recognized royalties of $7,000 and $6,400 during 2015 and 2014, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

In February 2013, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called ReStor™.  Under this agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty and Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. This provision was effective retroactive to January 1, 2015.  The Company recognized royalties of $555,000 and $144,000 during 2015 and 2014, respectively.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

Stock Repurchase Agreements

On October 28, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4066 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on July 28, 2015. The Company’s purchases from Mr. Broady concluded on November 2, 2015, were completed at a per share purchase price equal to the weighted average price per share paid by the Company’s broker in its open-market purchases, and resulted in an aggregate purchase price of $1.4 million. See Note 4.

On July 31, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4085 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on July 28, 2015. The Company’s purchases from Mr. Broady concluded on August 6, 2015, were completed at a per share purchase price equal to the weighted average price per share paid by the Company’s broker in its open-market purchases, and resulted in an aggregate purchase price of $1.5 million. See Note 4.

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

On January 22, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased. The shares were purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock was publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million. See Note 4.

On November 14, 2014, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase from Mr. Broady of one-half of the number of shares of common stock purchased by the Company’s broker in the open market under the Repurchase Plan approved by the Company’s Board of Directors on November 4, 2014. The Stock Repurchase Agreement with Mr. Broady required that the Company report to Mr. Broady on a weekly basis information regarding the broker’s open market purchases, and that the Company purchase from Mr. Broady on a weekly basis at a per share purchase price equal to the weighted average price per share paid by the Company’s broker to purchase shares in the open market. The Company’s purchases concluded on December 17, 2014, totaled 119,947 shares of its common stock and resulted in an aggregate purchase price of $1.5 million. See Note 4.

9.     EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2015 and 2014, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $115,000 and $60,000 for 2015 and 2014, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

10.    SEGMENT INFORMATION

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform. Outside of the China e-commerce retail platform, the Company believes that all of its other operating segments have similar economic characteristics, except for its operations located within the Commonwealth of Independent States (“CIS”). In making this determination, the Company believes that its operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. The Company’s engagement of a third-party service provider in the CIS market results in a different economic structure than its other markets.

However, there is no separate segment manager who is held accountable by the Company’s chief operating decision-makers, or anyone else, for operations, operating results and planning for the either Chinese or the CIS markets on a stand-alone basis, and neither market is material for the two years presented. As such, the Company believes that all operating segments should be aggregated into a single reportable segment for disclosure purposes.

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Net sales from external customers:
United States	$3,246	$1,438
Canada	2,746	1,374
Hong Kong	245,737	111,028
China	4,425	1,538
Taiwan	5,965	4,628
South Korea	1,129	1,009
Commonwealth of Independent States (Russia, Kazakhstan and Ukraine)	1,139	3,113
Other foreign countries	473	462
Total net sales	$264,860	$124,590

The Company’s net sales by product and service are as follows (in thousands):

	December 31,
	2015	2014
Net sales by product and service:
Product sales	$253,041	$118,843
Enrollment package revenue, freight and other	17,623	7,927
Less: sales returns	(5,804)	(2,180)
Total net sales	$264,860	$124,590

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2015	2014
Long-lived assets:
United States	$283	$31
Hong Kong	204	51
China	252	241
Other foreign countries	155	153
Total long-lived assets	$894	$476

11.     SUBSEQUENT EVENTS

On March 1, 2016, the Board of Directors declared a cash dividend of $0.05 on each share of common stock outstanding. Such dividends are payable on March 24, 2016 to stockholders of record on March 16, 2016. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

On March 1, 2016, the Board of Directors approved, subject to shareholder approval, the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”). Under the 2016 Plan, the Company may grant (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights (“SARs”) either in tandem with an option or alone and unrelated to an option, (vi) performance shares, (vii) award shares, or (viii) stock awards. The maximum number of shares available for issuance under the 2016 Plan totals 2,500,000 shares; provided, that the number of shares reserved for issuance under the 2016 Plan will automatically increase on January 1st of each year during the term of the 2016 Plan so that the number of shares that may be issued under the 2016 Plan consistently remains equal to 17.7% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, inclusive of the shares reserved for issuance under the 2016 Plan. In no event, however, will the application of the adjustment in the preceding sentence result in a reduction of the aggregate number of shares available for award under the 2016 Plan below 2,500,000 shares. The 2016 Plan was established in lieu of the Natural Health Trends Corp. 2007 Equity Incentive Plan (see Note 5) which was terminated by the Board of Directors on March 1, 2016.

On February 25, 2016, the Company amended a supply agreement with one of its suppliers in order to maintain worldwide exclusivity in return for purchasing a minimum of $9.4 million of product annually on average over the next three years, plus certain raw material guarantees. If the Company does not purchase the minimum product as required, then a Cure Payment, as defined, will be due to the supplier. The term of the agreement is three years commencing on February 25, 2016 and shall automatically renew for successive three year terms unless notice of termination is provided by either party.

In February 2015, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles. The shareholder derivative complaint purports to assert claims on behalf of Natural Health Trends Corp. for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against the Company’s executives and directors. The shareholder derivative complaint also purports to assert claims on behalf of the Company for breach of fiduciary duty based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed the Company and its assets. The shareholder derivative complaint alleges, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including purportedly running an illegal multi-level marketing business. The case is in its early stages and the Company has not yet filed a response.

In January 2015, two purported class action complaints were filed in the United States District Court for the Central District of California. The class action complaints purport to assert claims on behalf of shareholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against the Company and certain executives. The class action complaints allege, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including purportedly running an illegal multi-level marketing business. The cases are in their early stages and the Company has not yet filed a response.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. During February 2016, pursuant to the stock repurchase program, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market. The open market repurchases completed in February resulted in the Company purchasing a total of 507,797 shares of its common stock for an aggregate purchase price of $12.1 million, plus transaction costs. As of March 4, 2016, $47.9 million remained available under the $70.0 million stock repurchase program.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

 Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO ”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2015 was effective.

Attestation Report of the Company's Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Lane Gorman Trubitt, PLLC, an independent registered public accounting firm, as stated in their attestation report in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2015.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2015.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2015.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2015.

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

NATURAL HEALTH TRENDS CORP.

Date: March 4, 2016	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	March 4, 2016
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	March 4, 2016
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	March 4, 2016
Randall A. Mason

/s/ George K. Broady	Director	March 4, 2016
George K. Broady

	Director	March __, 2016
Christopher R. O’Brien

/s/ Kin Y. Chung	Director	March 4, 2016
Kin Y. Chung

/s/ Yiu T. Chan	Director	March 4, 2016
Yiu T. Chan

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
3.3	By-Laws of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.02 to Current Report on Form 8-K filed on July 12, 2005).
4.1
Specimen Certificate for shares of common stock, $.001 par value per share, of Natural Health Trends Corp. (incorporated by reference to Exhibit 4.01 to Annual Report on Form 10-K filed on May 8, 2006).

+10.1	Natural Health Trends Corp. 2016 Equity Incentive Plan (incorporated by reference to Appendix C to Definitive Proxy Statement filed on March 4, 2016).
+10.2	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (filed herewith).
+10.3	Natural Health Trends Corp. Annual Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Appendix A to Definitive Proxy Statement filed on March 4, 2016).
+10.4	Natural Health Trends Corp. 2014 Long-Term Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Appendix B to Definitive Proxy Statement filed on March 4, 2016).
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

+10.7
Form of Restricted Stock Notice of Grant and Award Agreement for shares of restricted stock granted on (1) January 20, 2015 to each of Chris T. Sharng, Timothy S. Davidson, Randall A. Mason and George K. Broady, and (2) February 11, 2015 to each of Christopher R. O’Brien and Kin Y. Chung (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on March 6, 2015).

+10.8
Form of Indemnification Agreement dated February 11, 2015, between Natural Health Trends Corp. and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 12, 2015).

10.9
Stock Repurchase Agreement dated November 14, 2014 by and between Natural Health Trends Corp. and George K. Broady (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 17, 2014).

10.10
Stock Repurchase Agreement dated January 22, 2015 by and between Natural Health Trends Corp. and George K. Broady (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 26, 2015).

10.11
Stock Repurchase Agreement dated May 7, 2015 by and between Natural Health Trends Corp. and George K. Broady (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 7, 2015).

10.12
Stock Repurchase Agreement dated July 31, 2015 by and between Natural Health Trends Corp. and George K. Broady (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 31, 2015).

10.13
Stock Repurchase Agreement dated October 28, 2015 by and between Natural Health Trends Corp. and George K. Broady (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 28, 2015).

14.1	Worldwide Code of Business Conduct, as revised on November 5, 2015 (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed on February 12, 2015).
21.1	Subsidiaries of Natural Health Trends Corp. (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

+ Management contract or compensatory plan