Form 10-Q
period 2016-03-31
NATURAL HEALTH TRENDS CORP
filed 2016-04-27
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At April 22, 2016, the number of shares outstanding of the registrant’s common stock was 11,469,866 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2016

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

•
Our operations in China are subject to compliance with a myriad of applicable laws and regulations, and any actual or alleged violations of those laws or government actions otherwise directed at us could have a material adverse impact on our business and the value of our company;

•	Our failure to maintain and expand our member relationships could adversely affect our business;

•	The high level of competition in our industry could adversely affect our business;

•	Challenges by third parties to the legality of our business operations could harm our business;

•	We are currently being sued in three lawsuits alleging, among other things, that we made materially false and misleading statements regarding the legality of our business operations in China;

•	An increase in the amount of compensation paid to members would reduce profitability;

•	Failure of new products to gain member and market acceptance could harm our business;

•
Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;

•	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;

•	New regulations governing the marketing and sale of nutritional supplements could harm our business;

•	Regulations governing the production and marketing of our personal care products could harm our business;

•	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;

•	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;

•	Although our members are independent contractors, improper member actions that violate laws or regulations could harm our business;

•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;

•	We have a limited product line;

•	We rely on a limited number of independent third parties to manufacture and supply our products;

•	Growth may be impeded by the political and economic risks of entering and operating foreign markets;

•	Currency exchange rate fluctuations could lower our revenue and net income;

•	Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income;

•	Transfer pricing regulations affect our business and results of operations;

•	We may be held responsible for certain taxes or assessments relating to the activities of our members, which could harm our financial condition and operating results;

•	We are currently involved in, and may in the future face, litigation that could harm our business;

•	We may be unable to protect or use our intellectual property rights;

•	We do not have a comprehensive product liability insurance program and product liability claims could hurt our business;

•	Our internal controls and accounting methods may require modification;

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our financial statements and the related notes.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,631	$104,914
Accounts receivable	88	57
Inventories, net	10,269	10,455
Other current assets	2,324	2,286
Total current assets	112,312	117,712
Property and equipment, net	1,050	894
Goodwill	1,764	1,764
Restricted cash	3,189	3,166
Other assets	621	616
Total assets	$118,936	$124,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,019	$2,862
Income taxes payable	3,002	379
Accrued commissions	16,714	19,634
Other accrued expenses	17,644	16,703
Deferred revenue	6,469	4,011
Deferred tax liability	60	60
Amounts held in eWallets	16,691	16,414
Other current liabilities	1,359	1,510
Total current liabilities	63,958	61,573
Long-term incentive	5,650	5,770
Total liabilities	69,608	67,343
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at March 31, 2016 and December 31, 2015	13	13
Additional paid-in capital	86,037	85,963
Retained earnings (accumulated deficit)	1,057	(9,647)
Accumulated other comprehensive loss	(41)	(101)
Treasury stock, at cost; 1,560,563 and 840,202 shares at March 31, 2016 and December 31, 2015, respectively	(37,738)	(19,419)
Total stockholders’ equity	49,328	56,809
Total liabilities and stockholders’ equity	$118,936	$124,152

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$74,346	$40,709
Cost of sales	14,280	8,930
Gross profit	60,066	31,779
Operating expenses:
Commissions expense	35,086	18,397
Selling, general and administrative expenses
(including stock-based compensation expense of $74 and $15 during the three months ended March 31, 2016 and 2015, respectively)	10,904	6,423
Depreciation and amortization	89	41
Total operating expenses	46,079	24,861
Income from operations	13,987	6,918
Other expense, net	(24)	(109)
Income before income taxes	13,963	6,809
Income tax provision	2,683	71
Net income	$11,280	$6,738
Income per common share:
Basic	$0.96	$0.54
Diluted	$0.95	$0.54
Weighted-average number of common shares outstanding:
Basic	11,773	12,453
Diluted	11,817	12,548
Cash dividends declared per common share	$0.05	$0.02

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$11,280	$6,738
Other comprehensive income, net of tax:
Foreign currency translation adjustment	52	137
Unrealized gains on available-for-sale securities	8	—
Comprehensive income	$11,340	$6,875

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,280	$6,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	41
Stock-based compensation	74	15
Changes in assets and liabilities:
Accounts receivable	(29)	(69)
Inventories, net	189	(1,101)
Other current assets	(16)	(259)
Other assets	5	(221)
Accounts payable	(840)	352
Income taxes payable	2,620	(59)
Accrued commissions	(2,923)	(1,419)
Other accrued expenses	925	1,808
Deferred revenue	2,445	7,683
Amounts held in eWallets	280	2,897
Other current liabilities	(157)	212
Long-term incentive	(120)	(62)
Net cash provided by operating activities	13,822	16,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(240)	(266)
Net cash used in investing activities	(240)	(266)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(18,319)	(1,082)
Dividends paid	(576)	(250)
Net cash used in financing activities	(18,895)	(1,332)
Effect of exchange rates on cash and cash equivalents	30	92
Net (decrease) increase in cash and cash equivalents	(5,283)	15,050
CASH AND CASH EQUIVALENTS, beginning of period	104,914	44,816
CASH AND CASH EQUIVALENTS, end of period	$99,631	$59,866
NON-CASH FINANCING ACTIVITY:
Issuance of treasury stock	$—	$666

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Natural Health Trends Corp. (the “Company”), a Delaware corporation, is an international direct-selling and e-commerce company headquartered in Rolling Hills Estates, California. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. In most markets, the Company sells its products to a network of members referred to the Company by other members.

The Company's wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Singapore; Japan; and Europe. The Company also operates within certain Commonwealth of Independent States (Russia and Kazakhstan) through an engagement with a local service provider.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 4, 2016.

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

Cash and Cash Equivalents

As of March 31, 2016, cash and cash equivalents include $7.0 million held in banks located within China subject to foreign currency controls.

Additionally, as of March 31, 2016, cash and cash equivalents include the Company's investments in debt securities, comprising municipal notes and bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at March 31, 2016 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

Cash and cash equivalents at the end of each period were as follows (in thousands):

	March 31, 2016	December 31, 2015
Cash	$41,175	$47,431
Cash equivalents	58,456	57,483
Total cash and cash equivalents	$99,631	$104,914

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million (USD 3.1 million at March 31, 2016) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund.

Other Accrued Expenses

Other accrued expenses at the end of each period were as follows (in thousands):

	March 31, 2016	December 31, 2015
Sales returns	$1,131	$1,552
Employee-related	13,067	11,064
Warehousing, inventory-related and other	3,446	4,087
Total other accrued expenses	$17,644	$16,703

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

As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, the Company determined that half of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. As such, an income tax liability of $2.4 million was recognized during the quarter, which includes the impact of utilization of foreign tax credits.

The Company repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, of which $7.7 million was previously taxed in the U.S. and $8.4 million was offset by U.S. net operating losses. Accordingly, the deferred tax liability previously established for undistributed foreign earnings up to its existing U.S. net operating losses was reduced. The excess amount repatriated was generated from current foreign earnings. The Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. corporate tax rate.

The Company and its subsidiaries file income tax returns in the United States, various states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2012, and is no longer subject to state income tax examinations for years prior to 2011. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	March 31, 2016			December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Fair Value	Adjusted Cost	Gross Unrealized Gains	Fair Value
Municipal bonds and notes	$24,873	$8	$24,881	$35,222	$2	$35,224
Corporate debt securities	1,345	—	1,345	5,029	(5)	5,024
Financial institution instruments	32,230	—	32,230	17,235	—	17,235
Total available-for-sale investments	$58,448	$8	$58,456	$57,486	$(3)	$57,483

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the first three months of 2016 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains on Available-For-Sale Investments	Total
Balance, December 31, 2015	$(99)	$(2)	$(101)
Other comprehensive income	52	8	60
Balance, March 31, 2016	$(47)	$6	$(41)

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

Warrants to purchase 88,087 shares of common stock were still outstanding at March 31, 2015 and were exercised in April 2015.

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2016			2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$11,280	11,773	$0.96	$6,738	12,453	$0.54
Effect of dilutive securities:
Warrants to purchase common stock	—	—		—	66
Non-vested restricted stock	—	44		—	29
Diluted EPS:
Net income available to common stockholders plus assumed conversions	$11,280	11,817	$0.95	$6,738	12,548	$0.54

Recently Issued and Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will include qualitative and quantitative requirements. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual years, and early application is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $74,000 and $15,000 for the three months ended March 31, 2016 and 2015, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets. During March 2016, the Company modified the vesting feature of an award granted to a director who decided to not stand for re-election at the Company's 2016 annual meeting of stockholders. The modification of the award resulted in an additional $64,000 in stock-based compensation expense for the three months ended March 31, 2016.

The following table summarizes the Company’s restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2015	44,712	$12.15
Granted	—	—
Vested	(5,591)	12.15
Nonvested at March 31, 2016	39,121	12.15

As of March 31, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock was $69,000, which is expected to be recognized over a weighted-average period of 1.7 years.

4. STOCKHOLDERS’ EQUITY

Dividends

On March 1, 2016, the Board of Directors declared a cash dividend of $0.05 on each share of common stock outstanding. Such dividends were payable on March 24, 2016 to stockholders of record on March 16, 2016. Payment of any future dividends on shares of common stock will be at the discretion of the Company's Board of Directors.

Treasury Stock

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. During February 2016, pursuant to the stock repurchase program, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market. During the three months ended March 31, 2016, the Company purchased a total of 720,361 shares of its common stock for an aggregate purchase price of $18.3 million, plus transaction costs. Pursuant to the Company’s stock repurchase program first approved on July 28, 2015, the Company purchased a total of 268,706 shares of its common stock for an aggregate purchase price of $10.0 million during the year ended December 31, 2015. As of March 31, 2016, $41.7 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases.

5. COMMITMENTS AND CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to members in the event that the Company is unable to provide refunds to members. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual member claims under the contract is equivalent to three months of rolling sales. At March 31, 2016, non-current other assets include KRW 223 million (USD $195,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding member claims. The Company believes that the likelihood of utilizing these funds to provide for members claims is remote.

Securities Class Action

In January 2016, two purported class action complaints were filed against the Company and its top executives. On March 29, 2016, the court consolidated the purported class actions, appointed two Lead Plaintiffs, Messrs. Dao and Juan, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class in the consolidated action. The court also ordered lead plaintiffs to file a consolidated complaint by April 29, 2016. The class action complaints purport to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Natural Health Trends Corp., Chris T. Sharng, and Timothy S. Davidson, and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Sharng and Davidson. The class action complaints allege, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multi-level marketing business. The class action complaints seek an indeterminate amount of damages, plus interest and costs. The Company believes that these claims are without merit and intends to vigorously defend against the allegations in these actions.

Shareholder Derivative Claim

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng, Davidson, Broady, Chung, Mason, O’Brien and Chan. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng, Broady, Chung, Mason, O’Brien and Davidson (collectively the “Derivative Complaints”). The Derivative Complaints purport to assert claims on behalf of the Company for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against its officers and directors listed above. The Derivative Complaints also purport to assert claims on behalf of the Company for breach of fiduciary duty based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed the Company and its assets. The Derivative Complaints allege, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multi-level marketing business, and that certain officers and directors sold common stock on the basis of this allegedly material, adverse non-public information. The Derivative Complaints seek an indeterminate amount of damages, plus interest and costs, as well as various equitable remedies. The cases are in their early stages, and the defendants have not yet filed a response. Nevertheless, the defendants believe that these claims are without merit and intend to vigorously defend against the allegations in these actions.

The consolidated class action and the Derivative Complaints, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect the Company’s operating results and financial condition.

6. RELATED PARTY TRANSACTIONS

Product Royalties

On April 29, 2015, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called Soothe™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Royalties recognized during the three months ended March 31, 2016 and 2015 were $1,200 and $2,400, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

In February 2013, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called ReStor™.  Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision was effective retroactively to January 1, 2015. Such royalties were $139,000 and $112,000 for the three months ended March 31, 2016 and 2015, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

7. SUBSEQUENT EVENTS

On April 21, 2016, the Board of Directors declared a cash dividend of $0.06 on each share of common stock outstanding. Such dividends are payable on May 20, 2016 to stockholders of record on May 10, 2016. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan. On April 8, 2016, the Company granted 51,015 shares of restricted common stock to certain employees for the purpose of further aligning their interest with those of its stockholders and settling fiscal 2015 performance incentives. The shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of their termination of service to the Company under specified circumstances.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; Commonwealth of Independent States (“CIS”), which consists of Russia and Kazakhstan; South Korea; Japan; Singapore; and Europe. In most markets, we sell our products to a network of members referred to us by other members.

Our member network operates in a seamless manner from market to market, except for the Chinese market, where we sell to consumers through an e-commerce platform, and the CIS market, where we operate through our engagement of a third-party service provider. Our engagement of a third-party service provider in the CIS market results in a different economic structure than our other markets. Otherwise, we believe that all of our other operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. There is no separate segment manager who is held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for neither the Chinese market or CIS market on a stand-alone basis, and neither market is material for the periods presented. As such, we consider ourselves to be in a single reporting segment and operating unit structure.

As of March 31, 2016, we were conducting business through 119,800 active members, compared to 109,360 three months ago and 62,010 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia.

We generate approximately 99% of our net sales from subsidiaries located outside North America, with sales of our Hong Kong subsidiary representing 92% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see generally in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling model in Hong Kong that generates revenue derived from the sale of products to members in Hong Kong and elsewhere, including China. Through a separate Chinese entity, we operate an e-commerce retail platform in China. We believe that neither of these activities requires a direct selling license in China, which we do not currently hold. We have previously sought to obtain a direct selling license, and in August 2015 initiated the process for submitting a new preliminary application for a direct selling license in China. If we are able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. Increased sales in China that could be derived from obtaining a direct selling license may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

Income Statement Presentation

We mainly derive revenue from sales of products. Substantially all of our product sales are to independent members at published prices. Product sales are recorded when the products are shipped and title passes to independent members, which generally is upon our delivery to the carrier that completes delivery to the members. We estimate and accrue a reserve for product returns based on our return policies and historical experience. Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months.

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

Member commissions are typically our most significant expense and are classified as an operating expense. Under our compensation plan, members are paid weekly commissions, generally in the currency for the country they were registered, for product purchases by their down-line member network across all geographic markets, except China, where our subsidiary maintains an e-commerce retail platform and does not pay any commissions. This “seamless” compensation plan enables a member located in one country to enroll other members located in other countries where we are authorized to conduct our business. Currently, there are basically two ways in which our members can earn income:

•	through commissions paid on product purchases made by their down-line members; and

•
through retail markups on sales of products purchased by members at wholesale prices (in the majority of our markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market).

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per weekly sales period. Bonus volume points are essentially a percentage of a product’s wholesale price. As the member’s business expands from successfully enrolling other members who in turn expand their own businesses by selling product to other members, the member receives higher commissions from purchases made by an expanding down-line network. In some of our markets, to be eligible to receive commissions, a member may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a member to be eligible to receive commissions. In determining commissions, the number of levels of down-line members included within the member’s commissionable group increases as the number of memberships directly below the member increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first three months of 2016 and 2015, represented 47% and 45% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific members.

Selling, general and administrative expenses consist of administrative compensation and benefits (including stock-based compensation), travel, credit card fees and assessments, professional fees, certain occupancy costs, and other corporate administrative expenses. In addition, this category includes selling, marketing, and promotion expenses (including the costs of member training events and conventions). Because our various member conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.

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

Sales by our foreign subsidiaries are generally transacted in the respective local currencies and are translated into U.S. dollars using average rates of exchange for each monthly accounting period to which they relate.  Most of our product purchases from third-party manufacturers are transacted in U.S. dollars.  Consequently, our sales and net earnings are affected by changes in currency exchange rates, with sales and earnings generally increasing with a weakening U.S. dollar and decreasing with a strengthening U.S. dollar.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	19.2	21.9
Gross profit	80.8	78.1
Operating expenses:
Commissions expense	47.2	45.2
Selling, general and administrative expenses	14.7	15.8
Depreciation and amortization	0.1	0.1
Total operating expenses	62.0	61.1
Income from operations	18.8	17.0
Other expense, net	—	(0.3)
Income before income taxes	18.8	16.7
Income tax provision	3.6	0.2
Net income	15.2%	16.5%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016		2015
North America	$1,063	1.4%	$1,233	3.0%
Hong Kong	68,159	91.7	37,339	91.7
China	3,315	4.5	501	1.2
Taiwan	1,225	1.6	1,005	2.5
South Korea	201	0.3	212	0.5
Japan	20	—	24	0.1
Singapore	26	—	—	—
Russia, Kazakhstan and Ukraine	205	0.3	321	0.8
Europe	132	0.2	74	0.2
Total	$74,346	100.0%	$40,709	100.0%

Net sales were $74.3 million for the three months ended March 31, 2016 compared with $40.7 million for the comparable period a year ago, an increase of $33.6 million, or 83%.  Hong Kong net sales increased $30.8 million, or 83%, over the comparable period a year ago. The sales increase was primarily due to a substantial increase in product sale volumes attributable to the effectiveness of our leadership development, promotional programs, incentives, events, new products, training, commission plans and services.

Outside of our Hong Kong business, net sales increased $2.8 million, or 84%, over the comparable three month period in the prior year. Double or triple digit sales increases occurred in Taiwan, Europe and the China e-commerce business. These increases were offset by the performance of our Commonwealth of Independent States (“CIS”) market, which continues to be negatively impacted by the political unrest in the region, as well as the devaluation of the Russian ruble, and decreased $116,000, or 36%, over the comparable period a year ago.

As of March 31, 2016, we had 119,800 active members, compared with 62,010 active members at March 31, 2015. Hong Kong experienced an increase of 56,900 active members, or 105%, from March 31, 2015 to March 31, 2016. This substantial increase in the number of active members is attributable to the same factors that contributed to the increase in net sales and product sale volumes on a period-over-period basis.

As of March 31, 2016, deferred revenue was $6.5 million, which primarily consisted of $3.9 million pertaining to unshipped product orders, $1.9 million pertaining to auto ship advances and $382,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 80.8% of net sales for the three months ended March 31, 2016 compared with 78.1% of net sales for the three months ended March 31, 2015. The gross profit margin percentage increase is primarily attributable to both higher product margins and lower logistics costs.

Commissions

Commissions were 47.2% of net sales for the three months ended March 31, 2016, compared with 45.2% of net sales for the three months ended March 31, 2015. The increase as a percentage of net sales for the three months ended March 31, 2016 primarily resulted from increasing estimated costs for on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.9 million for the three months ended March 31, 2016 compared with $6.4 million in the same period a year ago. Selling, general and administrative expenses increased by 70% during the three month period mainly due to an increase in employee-related costs and incentive program accruals, professional fees, event costs, facility costs, as well as an increase in credit card fees and assessments due to higher net sales as compared to the same periods in the prior year.

Income Taxes

An income tax provision of $2.7 million and $71,000 was recognized during the three-month periods ended March 31, 2016, and 2015, respectively. As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, we determined that half of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. As such, an income tax liability of $2.4 million was recognized during the quarter, which includes the impact of utilization of foreign tax credits.

We repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, of which $7.7 million was previously taxed in the U.S. and $8.4 million was offset by U.S. net operating losses. The deferred tax liability previously established for undistributed foreign earnings up to its existing U.S. net operating losses was reduced. The excess amount repatriated was generated from current foreign earnings. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate.

Liquidity and Capital Resources

At March 31, 2016, our cash and cash equivalents totaled $99.6 million. Total cash and cash equivalents decreased by $5.3 million from December 31, 2015 to March 31, 2016. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2016, we had $58.5 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $7.0 million held in banks located within China subject to foreign currency controls.

As of March 31, 2016, the ratio of current assets to current liabilities was 1.76 to 1.00 and we had $48.4 million of working capital. Working capital as of March 31, 2016 decreased $7.8 million compared to our working capital as of December 31, 2015, due primarily to our stock repurchase activity during the three months ended March 31, 2016.

Cash provided by operations for the first three months of 2016 was $13.8 million compared with $16.6 million in the comparable period of 2015. The decrease in operating cash flows resulted primarily from the timing of increased commission-related payments and inventory purchases, and the impact of our members’ utilization of our eWallet functionality, offset by our increased net income during the first quarter of 2016.

Cash flows used in investing activities totaled $240,000 during the first three months of 2016. Buildout costs of $185,000 were incurred during the first three months of 2016 for the new Canadian Healthy Lifestyle Center in Vancouver, British Columbia. Cash flows used in investing activities totaled $266,000 during the first three months of 2015.

Cash flows used in financing activities during the first three months of 2016 totaled $18.9 million. We used $18.3 million to repurchase shares of our common stock. On January 12, 2016, the Board of Directors authorized an increase to our stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. During February 2016, pursuant to the stock repurchase program, we authorized our broker to proceed with the purchase of shares of our common stock in the open market. The stock repurchase program resulted in our purchasing a total of 720,361 shares of our common stock for an aggregate purchase price of $18.3 million, plus transaction costs. As of March 31, 2016, $41.7 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases. Cash flows used in financing activities during the first three months of 2015 totaled $1.3 million, and consisted primarily of $1.1 million in stock repurchases.

On March 1, 2016, the Board of Directors declared a cash dividend of $0.05 on each share of common stock outstanding. Such dividends were payable on March 24, 2016 to stockholders of record on March 16, 2016.

On April 21, 2016, the Board of Directors declared a cash dividend of $0.06 on each share of common stock outstanding. Such dividends are payable on May 20, 2016 to stockholders on record on May 10, 2016. Payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

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

Our priority is to focus our resources on investing in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia. We will continue to invest in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and other requirements for a China direct selling license application.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 1 of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 4, 2016. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

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

Inventory Valuation. We review our inventory carrying value and compare it to the net realizable value of our inventory and any inventory value in excess of net realizable value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At March 31, 2016 and December 31, 2015, our inventory value was $10.3 million and $10.5 million, respectively, net of reserves of $14,000 and $29,000 at March 31, 2016 and December 31, 2015, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill.  We assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Our policy is to test for impairment annually during the fourth quarter. At March 31, 2016 and December 31, 2015, goodwill of $1.8 million was reflected on our balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 1% of sales for the three-month periods ended March 31, 2016 and 2015, respectively.  The allowance for sales returns was $1.1 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $3.9 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At March 31, 2016 and December 31, 2015, enrollment package revenue totaling $382,000 and $331,000 was deferred, respectively. Although we have no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.9 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively.

Member Commissions. Independent members earn commissions based on total personal and group bonus volume points per weekly sales period.  Each of our products are designated a specified number of bonus volume points, which is essentially a percentage of the product’s wholesale price.  We accrue member commissions when earned and pay commissions on product sales generally two weeks following the end of the weekly sales period.

In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on member commissions earned by up to three generations of personally enrolled members. Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  We estimate and accrue the costs associated with incentives over the duration of the qualification period based on member achievement of the qualification requirements. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $16.7 million and $19.6 million at March 31, 2016 and December 31, 2015, respectively.

Income Taxes.  We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. During the third quarter of 2015, the valuation allowance against U.S. net operating losses was removed, and a corresponding deferred tax liability was recognized as we determined that a portion of our undistributed foreign earnings were no longer deemed reinvested indefinitely. During the first quarter of 2016, these net operating losses were fully utilized to offset the repatriation of foreign earnings. As of March 31, 2016, a valuation allowance remained against the existing U.S. deferred tax assets and certain deferred tax assets of non-U.S. subsidiaries. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. An income tax provision of $2.7 million and $71,000 was recognized during the three-month periods ended March 31, 2016 and 2015, respectively. As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, we determined that half of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both internationally and within the United States, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange and inflation risks.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash, available-for-sale securities, comprising municipal notes, bonds and corporate debt, money market funds and time deposits. The primary objective of our investment in available-for-sale securities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio's fair value is relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. dollar. Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar and European euro represented approximately 7% and 5% of our revenue during the three months ended March 31, 2016 and 2015, respectively. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain balances denominated in currencies other than the U.S. dollar.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Securities Class Action

In January 2016, two purported class action complaints were filed against us and our top executives in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. et al. and Li v. Natural Health Trends Corp. et al. On March 29, 2016, the court consolidated the various purported class actions, appointed two Lead Plaintiffs, Messrs. Dao and Juan, in the consolidated action and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class in the consolidated action. The court also ordered lead plaintiffs to file a consolidated complaint by April 29, 2016. The class action complaints purport to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Natural Health Trends Corp., Chris T. Sharng, and Timothy S. Davidson, and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Messrs. Sharng and Davidson. The class action complaints allege, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including running an allegedly illegal multi-level marketing business. The class action complaints seek an indeterminate amount of damages, plus interest and costs. We believe that these claims are without merit and intend to vigorously defend against the allegations in these actions.

Shareholder Derivative Claim

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng, Davidson, Broady, Chung, Mason, O’Brien and Chan. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng, Broady, Chung, Mason, O’Brien and Davidson (collectively the “Derivative Complaints”). The Derivative Complaints purport to assert claims on our behalf for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against our officers and directors listed above. The Derivative Complaints also purport to assert claims on our behalf for breach of fiduciary duty based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed us and our assets. The Derivative Complaints allege, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including running an allegedly illegal multi-level marketing business, and that certain officers and directors sold common stock on the basis of this allegedly material, adverse non-public information. The Derivative Complaints seek an indeterminate amount of damages, plus interest and costs, as well as various equitable remedies. The cases are in their early stages, and the defendants have not yet filed a response. Nevertheless, the defendants believe that these claims are without merit and intend to vigorously defend against the allegations in these actions.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases of shares of its common stock during the quarter ended March 31, 2016 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
January 1-31, 2016	—	$—	—	$60,013
February 1-29, 2016	507,797	$23.83	507,797	$47,913
March 1-31, 2016	212,564	$29.22	212,564	$41,701

(a)	The shares were purchased in open market transactions as described in footnote (b) below.

(b)
On January 12, 2016, the Board of Directors authorized an increase to our stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The stock repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. During February 2016, pursuant to the stock repurchase program, we authorized our broker to proceed with the purchase of shares of our common stock in the open market. During the three months ended March 31, 2016, we purchased a total of 720,361 shares of our common stock for an aggregate purchase price of $18.3 million, plus transaction costs, under the stock repurchase program.

(c)	As of March 31, 2016, $41.7 million of the $70.0 million stock repurchase program first approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases.

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

NATURAL HEALTH TRENDS CORP.

Date: April 27, 2016	/s/ Timothy S. Davidson
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