Form 10-Q
period 2016-06-30
NATURAL HEALTH TRENDS CORP
filed 2016-07-27
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

At July 22, 2016, the number of shares outstanding of the registrant’s common stock was 11,287,196 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,649	$104,914
Accounts receivable	93	57
Inventories, net	12,302	10,455
Other current assets	2,893	2,286
Total current assets	124,937	117,712
Property and equipment, net	1,236	894
Goodwill	1,764	1,764
Restricted cash	3,097	3,166
Other assets	620	616
Total assets	$131,654	$124,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,525	$2,862
Income taxes payable	862	379
Accrued commissions	18,651	19,634
Other accrued expenses	17,570	16,703
Deferred revenue	8,832	4,011
Deferred tax liability	60	60
Amounts held in eWallets	18,162	16,414
Other current liabilities	1,715	1,510
Total current liabilities	69,377	61,573
Long-term incentive	5,264	5,770
Total liabilities	74,641	67,343
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at June 30, 2016 and December 31, 2015	13	13
Additional paid-in capital	86,554	85,963
Retained earnings (accumulated deficit)	12,572	(9,647)
Accumulated other comprehensive loss	(237)	(101)
Treasury stock, at cost; 1,692,218 and 840,202 shares at June 30, 2016 and December 31, 2015, respectively	(41,889)	(19,419)
Total stockholders’ equity	57,013	56,809
Total liabilities and stockholders’ equity	$131,654	$124,152

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$80,391	$69,716	$154,737	$110,425
Cost of sales	15,059	14,094	29,339	23,024
Gross profit	65,332	55,622	125,398	87,401
Operating expenses:
Commissions expense	37,883	35,010	72,969	53,407
Selling, general and administrative expenses
(including stock-based compensation expense of $10 and $20 during the three months ended June 30, 2016 and 2015, respectively, and $84 and $35 during the six months ended June 30, 2016 and 2015, respectively)	12,431	8,281	23,335	14,704
Depreciation and amortization	91	68	180	109
Total operating expenses	50,405	43,359	96,484	68,220
Income from operations	14,927	12,263	28,914	19,181
Other income (expense), net	16	132	(8)	23
Income before income taxes	14,943	12,395	28,906	19,204
Income tax provision	2,742	122	5,425	193
Net income	$12,201	$12,273	$23,481	$19,011
Income per common share:
Basic	$1.08	$0.99	$2.03	$1.53
Diluted	$1.07	$0.98	$2.03	$1.52
Weighted-average number of common shares outstanding:
Basic	11,333	12,403	11,553	12,428
Diluted	11,359	12,461	11,579	12,513
Cash dividends declared per common share	$0.06	$0.03	$0.11	$0.05

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$12,201	$12,273	$23,481	$19,011
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(327)	16	(275)	153
Release of cumulative translation adjustment	132	(82)	132	(82)
Net change in foreign currency translation adjustment	(195)	(66)	(143)	71
Unrealized (losses) gains on available-for-sale securities	(1)	2	7	2
Comprehensive income	$12,005	$12,209	$23,345	$19,084

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,481	$19,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	109
Stock-based compensation	84	35
Cumulative translation adjustment realized in net income	132	(82)
Changes in assets and liabilities:
Accounts receivable	(34)	(186)
Inventories, net	(1,865)	(1,524)
Other current assets	(578)	(672)
Other assets	2	(232)
Accounts payable	665	849
Income taxes payable	487	56
Accrued commissions	(989)	5,471
Other accrued expenses	2,597	4,674
Deferred revenue	4,816	5,459
Amounts held in eWallets	1,759	6,468
Other current liabilities	203	186
Long-term incentive	(506)	(141)
Net cash provided by operating activities	30,434	39,481
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(524)	(333)
Increase in restricted cash	—	(3,272)
Net cash used in investing activities	(524)	(3,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	309
Repurchase of common stock	(23,704)	(6,082)
Dividends paid	(1,262)	(621)
Net cash used in financing activities	(24,966)	(6,394)
Effect of exchange rates on cash and cash equivalents	(209)	124
Net increase in cash and cash equivalents	4,735	29,606
CASH AND CASH EQUIVALENTS, beginning of period	104,914	44,816
CASH AND CASH EQUIVALENTS, end of period	$109,649	$74,422
NON-CASH FINANCING ACTIVITY:
Issuance of treasury stock	$1,741	$666

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 4, 2016.

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

Cash and Cash Equivalents

As of June 30, 2016, cash and cash equivalents include $6.5 million held in banks located within China subject to foreign currency controls.

Additionally, as of June 30, 2016, cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes and bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2016 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

Cash and cash equivalents at the end of each period were as follows (in thousands):

	June 30, 2016	December 31, 2015
Cash	$54,976	$47,431
Cash equivalents	54,673	57,483
Total cash and cash equivalents	$109,649	$104,914

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million (USD 3.0 million at June 30, 2016) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund.

Other Accrued Expenses

Other accrued expenses at the end of each period were as follows (in thousands):

	June 30, 2016	December 31, 2015
Sales returns	$1,388	$1,552
Employee-related	12,888	11,064
Warehousing, inventory-related and other	3,294	4,087
Total other accrued expenses	$17,570	$16,703

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

As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, the Company determined that a portion of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. The Company repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, of which $7.7 million was previously taxed in the U.S. and $8.4 million was offset by U.S. net operating losses. Accordingly, the deferred tax liability previously established for undistributed foreign earnings up to its existing U.S. net operating losses was reduced. The excess amount repatriated during the six months ended June 30, 2016 was generated from current foreign earnings. The Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. corporate tax rate.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	June 30, 2016			December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Fair Value	Adjusted Cost	Gross Unrealized Gains	Fair Value
Municipal bonds and notes	$39,890	$5	$39,895	$35,222	$2	$35,224
Corporate debt securities	1,995	—	1,995	5,029	(5)	5,024
Financial institution instruments	12,783	—	12,783	17,235	—	17,235
Total available-for-sale investments	$54,668	$5	$54,673	$57,486	$(3)	$57,483

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first six months of 2016 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Available-For-Sale Investments	Total
Balance, December 31, 2015	$(99)	$(2)	$(101)
Other comprehensive (loss) income	(275)	7	(268)
Amounts reclassified out of accumulated other comprehensive loss	132	—	132
Balance, June 30, 2016	$(242)	$5	$(237)

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

Warrants to purchase 88,087 shares of common stock were exercised in April 2015.

The following tables illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2016			2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$12,201	11,333	$1.08	$12,273	12,403	$0.99
Effect of dilutive securities:
Warrants to purchase common stock	—	—		—	6
Non-vested restricted stock	—	26		—	52
Diluted EPS:
Net income available to common stockholders plus assumed conversions	$12,201	11,359	$1.07	$12,273	12,461	$0.98

	Six Months Ended June 30,
	2016			2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income available to common stockholders	$23,481	11,553	$2.03	$19,011	12,428	$1.53
Effect of dilutive securities:
Warrants to purchase common stock	—	—		—	39
Non-vested restricted stock	—	26		—	46
Diluted EPS:
Net income available to common stockholders plus assumed conversions	$23,481	11,579	$2.03	$19,011	12,513	$1.52

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

3. STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $10,000 and $20,000 for the three months ended June 30, 2016 and 2015, respectively, and $84,000 and $35,000 for the six months ended June 30, 2016 and 2015, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets. During March 2016, the Company modified the vesting feature of an award granted to a director who decided to not stand for re-election at the Company’s 2016 annual meeting of stockholders. The modification of the award resulted in an additional $64,000 in stock-based compensation expense for the three months ended March 31, 2016.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted.

On April 8, 2016, the Company initially granted 51,015 shares of restricted common stock under the 2016 Plan to certain employees for the purpose of further aligning their interest with those of its stockholders and settling fiscal 2015 performance incentives. The shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of the employee’s termination of service to the Company under specified circumstances.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2015	—	$—
Granted	51,015	34.13
Vested	(4,255)	34.13
Nonvested at June 30, 2016	46,760	34.13

The following table summarizes the Company’s other restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2015	44,712	$12.15
Granted	—	—
Vested	(11,182)	12.15
Nonvested at June 30, 2016	33,530	12.15

As of June 30, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock was $59,000, which is expected to be recognized over a weighted-average period of 1.5 years.

4. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the six months ended June 30, 2016 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
April 21, 2016	$0.06	$686	May 10, 2016	May 20, 2016
March 1, 2016	0.05	576	March 16, 2016	March 24, 2016
	$0.11	$1,262

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

During February 2016, pursuant to the stock repurchase program, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market. During the six months ended June 30, 2016, the Company purchased a total of 903,031 shares of its common stock for an aggregate purchase price of $23.7 million, plus transaction costs. Pursuant to the Company’s stock repurchase program first approved on July 28, 2015, the Company purchased a total of 268,706 shares of its common stock for an aggregate purchase price of $10.0 million during the year ended December 31, 2015. As of June 30, 2016, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

5. COMMITMENTS AND CONTINGENCIES

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to members in the event that the Company is unable to provide refunds to members. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual member claims under the contract is equivalent to three months of rolling sales. At June 30, 2016, non-current other assets include KRW 223 million (USD $192,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding member claims. The Company believes that the likelihood of utilizing these funds to provide for members claims is remote.

Securities Class Action

In January 2016, two purported securities class action complaints were filed against the Company and its top executives. On March 29, 2016, the court consolidated the purported securities class actions, appointed two Lead Plaintiffs, Messrs. Dao and Juan, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class in the consolidated action. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Natural Health Trends Corp., Chris T. Sharng, and Timothy S. Davidson, and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Chris T. Sharng, Timothy S. Davidson, and George K. Broady. The consolidated complaint alleges, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multi-level marketing business. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. On June 15, 2016, the Company filed a motion to dismiss the consolidated complaint. The Company believes that these claims are without merit and intends to vigorously defend against the allegations in the consolidated complaint.

Shareholder Derivative Claim

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng (collectively the “Derivative Complaints”). The Derivative Complaints purport to assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against certain of the Company’s officers and directors. The Derivative Complaints also purport to assert fiduciary duty claims based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed the Company and its assets. The Derivative Complaints allege, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multi-level marketing business, and that certain officers and directors sold common stock on the basis of this allegedly material, adverse non-public information. The Derivative Complaints seek an indeterminate amount of damages, plus interest and costs, as well as various equitable remedies. The derivative cases are in their early stages, and the defendants have not yet filed a response. Nevertheless, the defendants believe that these claims are without merit and intend to vigorously defend against the allegations in these derivative actions.

The consolidated class action and the Derivative Complaints, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect the Company’s operating results and financial condition.

6. RELATED PARTY TRANSACTIONS

Product Royalties

On April 29, 2015, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called Soothe™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Royalties recognized for the three months ended June 30, 2016 and 2015 were $800 and $1,500, respectively, and $2,000 and $3,900 for the six months ended June 30, 2016 and 2015, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

In February 2013, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called ReStor™.  Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision was effective retroactively to January 1, 2015. Such royalties were $141,000 and $144,000 for the three months ended June 30, 2016 and 2015, respectively, and $280,000 and $256,000 for the six months ended June 30, 2016 and 2015, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

7. SUBSEQUENT EVENT

On July 19, 2016, the Board of Directors declared a cash dividend of $0.07 on each share of common stock outstanding. Such dividends are payable on August 26, 2016 to stockholders of record on August 16, 2016. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

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

As of June 30, 2016, we were conducting business through 126,440 active members, compared to 119,800 three months ago and 76,400 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia.

We generate approximately 98% of our net sales from subsidiaries located outside North America, with sales of our Hong Kong subsidiary representing 91% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see generally in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per weekly sales period. Bonus volume points are essentially a percentage of a product’s wholesale price. As the member’s business expands from successfully enrolling other members who in turn expand their own businesses by selling product to other members, the member receives higher commissions from purchases made by an expanding down-line network. In some of our markets, to be eligible to receive commissions, a member may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a member to be eligible to receive commissions. In determining commissions, the number of levels of down-line members included within the member’s commissionable group increases as the number of memberships directly below the member increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first six months of 2016 and 2015, represented 47% and 48% of net sales, respectively. From time to time we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. From time to time we also enter into agreements for business or market development, which may result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.7	20.2	19.0	20.8
Gross profit	81.3	79.8	81.0	79.2
Operating expenses:
Commissions expense	47.1	50.2	47.1	48.4
Selling, general and administrative expenses	15.5	11.9	15.1	13.3
Depreciation and amortization	0.1	0.1	0.1	0.1
Total operating expenses	62.7	62.2	62.3	61.8
Income from operations	18.6	17.6	18.7	17.4
Other income (expense), net	—	0.2	—	—
Income before income taxes	18.6	17.8	18.7	17.4
Income tax provision	3.4	0.2	3.5	0.2
Net income	15.2%	17.6%	15.2%	17.2%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
North America	$1,995	2.5%	$1,878	2.7%	$3,058	2.0%	$3,111	2.8%
Hong Kong	73,347	91.2	64,778	92.9	141,506	91.4	102,117	92.5
China	2,500	3.1	810	1.2	5,815	3.8	1,311	1.2
Taiwan	1,899	2.4	1,359	2.0	3,124	2.0	2,364	2.1
South Korea	191	0.2	516	0.7	392	0.3	728	0.7
Japan	16	—	18	—	36	—	42	—
Singapore	16	—	—	—	42	—	—	—
Russia, Kazakhstan and Ukraine	222	0.3	260	0.4	427	0.3	581	0.5
Europe	205	0.3	97	0.1	337	0.2	171	0.2
Total	$80,391	100.0%	$69,716	100.0%	$154,737	100.0%	$110,425	100.0%

Net sales were $80.4 million for the three months ended June 30, 2016 compared with $69.7 million for the comparable period a year ago, an increase of $10.7 million, or 15%.  Hong Kong net sales increased $8.6 million, or 13%, over the comparable period a year ago. The sales increase was primarily due to a substantial increase in product sale volumes attributable to the effectiveness of our leadership development, promotional programs, incentives, events, new products, training, commission plans and services. Outside of our Hong Kong business, net sales increased $2.1 million, or 43%, over the comparable three month period in the prior year due primarily to double or triple digit sales increases in Taiwan, Europe and the China e-commerce business.

Net sales were $154.7 million for the six months ended June 30, 2016 compared with $110.4 million for the comparable period a year ago, an increase of $44.3 million, or 40%.  Hong Kong net sales increased $39.4 million, or 39%, over the comparable period a year ago.

Outside of our Hong Kong business, net sales increased $4.9 million, or 59%, over the comparable six month period a year ago. This increase is net of the performance of Korea, which decreased $336,000, or 46%, and our CIS market, which has been negatively impacted by the political unrest in the region, as well as the devaluation of the Russian ruble, and decreased $154,000, or 27%, over the comparable period a year ago.

As of June 30, 2016, we had 126,440 active members, compared with 76,400 active members at June 30, 2015. Hong Kong experienced an increase of 48,900 active members, or 72%, from June 30, 2015 to June 30, 2016. This substantial increase in the number of active members is attributable to the same factors that contributed to the increase in net sales and product sale volumes on a period-over-period basis.

As of June 30, 2016, deferred revenue was $8.8 million, which primarily consisted of $6.3 million pertaining to unshipped product orders, $2.1 million pertaining to auto ship advances and $416,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 81.3% of net sales for the three months ended June 30, 2016 compared with 79.8% of net sales for the three months ended June 30, 2015. The gross profit margin percentage increase is primarily attributable to both higher product margins and lower logistics costs.

Gross profit increased to 81.0% of net sales for the six months ended June 30, 2016 compared with 79.2% of net sales for the six months ended June 30, 2015 primarily due to, as stated above, higher product margins and lower logistics costs.

Commissions

Commissions were 47.1% of net sales for the three months ended June 30, 2016, compared with 50.2% of net sales for the three months ended June 30, 2015, and 47.1% of net sales for the six months ended June 30, 2016, compared with 48.4% for the comparable period a year ago. The decrease as a percentage of net sales for both the three and six months periods ended June 30, 2016 primarily resulted from lower estimated costs for on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.4 million for the three months ended June 30, 2016 compared with $8.3 million in the same period a year ago. For the six months ended June 30, 2016, selling, general and administrative expenses were $23.3 million compared with $14.7 million for the comparable period a year ago. Selling, general and administrative expenses increased by 50% and 59%, respectively, during the three and six month periods mainly due to an increase in employee-related costs, the cost of member training events, professional fees, event costs, facility costs, as well as an increase in credit card fees and assessments due to higher net sales as compared to the same periods in the prior year.

Income Taxes

An income tax provision of $2.7 million and $122,000 was recognized during the three month periods ended June 30, 2016 and 2015, respectively. An income tax provision of $5.4 million and $193,000 was recognized during the six month periods ended June 30, 2016 and 2015, respectively. As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. As such, an income tax liability of $4.8 million was recognized during the six month period ended June 30, 2016, which includes the impact of utilization of foreign tax credits. Of the amounts repatriated during the six months ended June 30, 2016, $7.7 million was previously taxed in the U.S. and $8.4 million was offset by U.S. net operating losses. The deferred tax liability previously established for undistributed foreign earnings up to its existing U.S. net operating losses was reduced. The excess amount repatriated was generated from current foreign earnings. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate.

Liquidity and Capital Resources

At June 30, 2016, our cash and cash equivalents totaled $109.6 million. Total cash and cash equivalents increased by $4.7 million from December 31, 2015 to June 30, 2016. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2016, we had $54.7 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $6.5 million held in banks located within China subject to foreign currency controls.

As of June 30, 2016, the ratio of current assets to current liabilities was 1.80 to 1.00 and we had $55.6 million of working capital. Working capital as of June 30, 2016 decreased $579,000 compared to our working capital as of December 31, 2015, due primarily to our stock repurchase activity during the six months ended June 30, 2016.

Cash provided by operations for the first six months of 2016 was $30.4 million compared with $39.5 million in the comparable period of 2015. The decrease in operating cash flows resulted primarily from the timing of increased commission-related payments, the impact of our members’ utilization of our eWallet functionality and U.S. income tax payments of $4.4 million, offset by our increased net income during the first six months of 2016.

Cash flows used in investing activities totaled $524,000 during the first six months of 2016. Software development costs of $426,000 were incurred during the first six months of 2016 for our Oracle ERP upgrade and enhancement of our back office software platform. Cash flows used in investing activities totaled $3.6 million during the first six months of 2015 and consisted primarily of our June 2015 funding of a bank deposit amount in the amount of CNY 20 million (USD $3.3 million) for our direct selling license application.

Cash flows used in financing activities during the first six months of 2016 totaled $25.0 million. We used $23.7 million to repurchase shares of our common stock. On January 12, 2016, the Board of Directors authorized an increase to our stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. During February 2016, pursuant to the stock repurchase program, we authorized our broker to proceed with the purchase of shares of our common stock in the open market. During the first six months of 2016, the stock repurchase program resulted in our purchasing a total of 903,031 shares of our common stock for an aggregate purchase price of $23.7 million, plus transaction costs. As of June 30, 2016, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax. Cash flows used in financing activities during the first six months of 2015 totaled $6.4 million, and consisted primarily of $6.1 million in stock repurchases.

Other financing cash flows during the first six months of 2016 included the following cash dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
April 21, 2016	$0.06	$686	May 10, 2016	May 20, 2016
March 1, 2016	0.05	576	March 16, 2016	March 24, 2016
	$0.11	$1,262

On July 19, 2016, the Board of Directors declared a cash dividend of $0.07 on each share of common stock outstanding. Such dividends are payable on August 26, 2016 to stockholders on record on August 16, 2016. Payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

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

Inventory Valuation. We review our inventory carrying value and compare it to the net realizable value of our inventory and any inventory value in excess of net realizable value is written down. In addition, we review our inventory for obsolescence and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and management’s future plans. Also, if actual sales or management plans are less favorable than those originally projected by management, additional inventory reserves or write-downs may be required. At June 30, 2016 and December 31, 2015, our inventory value was $12.3 million and $10.5 million, respectively, net of reserves of $8,000 and $29,000 at June 30, 2016 and December 31, 2015, respectively. No significant provision was recorded during the periods presented.

Valuation of Goodwill.  We assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Our policy is to test for impairment annually during the fourth quarter. At June 30, 2016 and December 31, 2015, goodwill of $1.8 million was reflected on our balance sheet. No impairment of goodwill was recognized during the periods presented.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 1% of sales for the six-month periods ended June 30, 2016 and 2015.  The allowance for sales returns was $1.4 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively.  No material changes in estimates have been recognized during the periods presented.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $6.3 million and $1.8 million at June 30, 2016 and December 31, 2015, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At June 30, 2016 and December 31, 2015, enrollment package revenue totaling $416,000 and $331,000 was deferred, respectively. Although we have no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $2.1 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively.

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

In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on member commissions earned by up to three generations of personally enrolled members. Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  We estimate and accrue the costs associated with incentives over the duration of the qualification period based on member achievement of the qualification requirements. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $18.7 million and $19.6 million at June 30, 2016 and December 31, 2015, respectively.

Income Taxes.  We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. During the third quarter of 2015, the valuation allowance against U.S. net operating losses was removed, and a corresponding deferred tax liability was recognized as we determined that a portion of our undistributed foreign earnings were no longer deemed reinvested indefinitely. During the first quarter of 2016, these net operating losses were fully utilized to offset the repatriation of foreign earnings. As of June 30, 2016, a valuation allowance remained against the existing U.S. deferred tax assets and certain deferred tax assets of non-U.S. subsidiaries. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. An income tax provision of $2.7 million and $122,000 was recognized during the three-month periods ended June 30, 2016 and 2015, respectively, and $5.4 million and $193,000 was recognized during the six-month periods ended June 30, 2016 and 2015, respectively. As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. dollar. Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar and European euro represented approximately 7% and 5% of our revenue during the six months ended June 30, 2016 and 2015, respectively. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain balances denominated in currencies other than the U.S. dollar.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Securities Class Action

In January 2016, two purported securities class action complaints were filed against us and our top executives in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. and Li v. Natural Health Trends Corp. On March 29, 2016, the court consolidated the purported class actions, appointed two Lead Plaintiffs, Messrs. Dao and Juan, in the consolidated action and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class in the consolidated action. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of certain of our stockholders under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Natural Health Trends Corp., Chris T. Sharng, and Timothy S. Davidson, and to assert claims under Section 20(a) of the Securities Exchange Act of 1934 against Chris T. Sharng, Timothy S. Davidson, and George K. Broady. The consolidated complaint alleges, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including running an allegedly illegal multi-level marketing business. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. On June 15, 2016, the Company filed a motion to dismiss the consolidated complaint. We believe that these claims are without merit and intend to vigorously defend against the allegations in the consolidated complaint.

Shareholder Derivative Claim

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng (collectively the “Derivative Complaints”). The Derivative Complaints purport to assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against certain of our officers and directors. The Derivative Complaints also purport to assert fiduciary duty claims based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed us and our assets. The Derivative Complaints allege, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including running an allegedly illegal multi-level marketing business, and that certain officers and directors sold common stock on the basis of this allegedly material, adverse non-public information. The Derivative Complaints seek an indeterminate amount of damages, plus interest and costs, as well as various equitable remedies. The derivative cases are in their early stages, and the defendants have not yet filed a response. Nevertheless, the defendants believe that these claims are without merit and intend to vigorously defend against the allegations in the derivative actions.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases of shares of its common stock during the quarter ended June 30, 2016 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
April 1-30, 2016	—	$—	—	$41,701
May 1-31, 2016	69,500	$29.83	69,500	$39,628
June 1-30, 2016	113,170	$29.25	113,170	$36,318

(a)	The shares were purchased in open market transactions as described in footnote (b) below.

(b)
On January 12, 2016, the Board of Directors authorized an increase to our stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The stock repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. During the three months ended June 30, 2016, we purchased a total of 182,670 shares of our common stock for an aggregate purchase price of $5.4 million, plus transaction costs, under the stock repurchase program.

(c)
As of June 30, 2016, $36.3 million of the $70.0 million stock repurchase program first approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, excluding the related estimated income tax associated with repatriating funds necessary to effect future purchases. After deducting such related estimated income tax, as of June 30, 2016, $32.0 million of the $70.0 million stock repurchase program remained available for future purchases.

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

NATURAL HEALTH TRENDS CORP.

Date: July 27, 2016	/s/ Timothy S. Davidson
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