Form 10-K
period 2016-12-31
NATURAL HEALTH TRENDS CORP
filed 2017-03-10
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2016: $202,402,875

At March 7, 2017, the number of shares outstanding of the registrant’s common stock was 11,341,890 shares.

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
December 31, 2016

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

Part I

Item 1. BUSINESS

Overview of Business

Natural Health Trends Corp. is an international direct-selling and e-commerce company headquartered in Rolling Hills Estates, California. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Singapore; Malaysia; Japan; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider. See Note 10 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information about our net sales by geographic area.

Most of our order volume, particularly in our Hong Kong subsidiary, is for personal consumption through existing members’ referrals. The exception is our Chinese entity, where we sell directly to consumers through an e-commerce retail platform. Our objectives are to enrich the lives of the users of our products and enable our members to benefit financially from the sale of our products.

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

Wellness
Products formulated and designed to meet specific wellness goals of our customers. Includes targeted nutrition such as joint health, antioxidant support, digestive health, heart health, vision health, immune support and cellular health.
Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals
Premium Noni Juice, Triotein®, Cluster X2®, Children’s Chewable MultiVitamin, ReStor Silver®, ReStor Vital®, HerBalance®, Trifusion Max™, Glucosamine 2200, FibeRich®, Energin, Enhanced Essential Probiotics®, Omega 3 Essential Fatty Acids, Memory Burst®, StemRenu®, OcuFocus, FE Enzyme Toothpaste

Herbal
Products formulated incorporating ingredients commonly found in traditional Chinese medicine	Herbal supplements	LivaPro®, Cordyceps Mycelia CS-4, Purus

Beauty
Products to help improve skin health and bring an appearance of youthful vibrancy. This product line includes anti-aging and hydrating cleansers, creams, lotions, serums and toners to moisturize, protect and improve the appearance of skin.
Facial skin care and body care
Skindulgence® 30-Minute Non-Surgical Facelift System, Time Restore Eye Cream and Essence, BioCell Mask, 24K Renaissance Rejuvenation Serum, Valesce®, Soothe™, Floraeda Hydrating Series, NHT Homme®, Complete Renewal 8 Shampoo, Conditioner and Hair Mask

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, intimacy support and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura® Lux by NHT Global, Valura Lux™, LaVie™ Vibrant Energy drink, Twin Slim Diet Jelly®, NaturalGlo™

Home
Products designed to create a clean and natural living environment for the home	Home and car appliances	PurAir Air Purifier, AquaPur Water Purifier

We continuously source unique, proprietary and immediate impact products to offer to our members and customers. Our product development is an ongoing process that is fueled by marketplace trends, new scientific findings, members’ input, research and vendor proposals.

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

Marketing and Distribution

We distribute our products internationally primarily through a network marketing system, which is a form of person-to-person direct selling.  Under this system, members primarily refer our products to prospective consumers or they may buy at wholesale prices for personal consumption or for resale to consumers.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials as well as higher levels of customer service, all of which are not as readily available through other distribution channels. In this document, we generically use the term “member” to refer to members who purchase for their own consumption or for resale, or both, as well as to members who only sign up to consume our products.

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

The following table sets forth the number of active members by market as of the dates indicated. We consider a member “active” if they have placed at least one product order with us during the preceding year. Members may not necessarily reside in the market for which they sign up as a member.

	December 31,
	2016	2015
North America	3,720	2,870
Hong Kong (including those members residing in China)[1]	108,570	100,820
Taiwan	4,030	3,280
South Korea	290	420
Japan	100	100
Singapore	80	—
Russia, Kazakhstan and Ukraine[2]	940	1,460
Europe	1,230	410
Total	118,960	109,360
1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.
2 We discontinued our Ukraine operations during the second quarter of 2015.

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

Management Information Systems

Our business uses a proprietary web-based system to process orders and to communicate bonus volume activity and commissions to members. We have automated a substantial amount of our financial reporting processes through implementation of Oracle’s E-Business Suite, and have integrated other critical business processes such as inventory management in our most significant markets.

Employees

At December 31, 2016, we employed 143 total full-time employees worldwide, of which 25 were located in North America, 101 in Greater China (Hong Kong, China, and Taiwan), five in Russia, two in Singapore, two in Malaysia, four in South Korea, three in Europe, and one in Japan.

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

Our spending, as well as to some extent revenue, is affected by the major events planned at different times of the year. A major promotional event could significantly increase the reported expenses during the quarter in which the event actually takes place, while the revenue that might be generated by the event may not occur in the same reporting period.

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

We have a foreign holding and operating company structure for our non-United States businesses, which involves the division of our United States and non-United States operations. Under this structure, some of our United States entities have granted an exclusive license to some of our non-United States subsidiaries to use outside of the United States all of their intangible property, including trademarks, trade secrets and other proprietary information.

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

Compensation Plans

We employ what is commonly referred to as a binary compensation plan, enhanced with certain unilevel features. Under our compensation plan, members are paid weekly commissions by our subsidiary, in which they are enrolled for product purchases by their down-line member network across all geographic markets. Our China subsidiary maintains an e-commerce retail platform and does not pay any commissions. This “seamless” compensation plan enables a member located in one country to sponsor other members located in other countries. Currently, there are basically two ways in which members can earn income:

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

Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into agreements for business or market development, which could result in additional compensation to specific members.

Member Support

We are committed to providing a high level of support services tailored to the needs of our members in each market we are serving. We attempt to meet the needs and build the loyalty of members by providing personalized member services and by maintaining a generous product return policy (see “Product Warranties and Returns”). We believe that maximizing a member’s efforts by providing effective member support has been, and could continue to be, important to our success.

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

Product Warranties and Returns

Our refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. Our return policies typically conform to local laws or the recommendation of the local direct selling association. In most cases, members who timely return unopened product that is in resalable condition may receive a refund. The amount of the refund may be dependent on the country in which the sale occurred, the timeliness of the return, and any applicable re-stocking fee. NHT Global must be notified of the return in writing and such written requests would be considered a termination notice of the membership. We may alter our return policy in response to special circumstances.

Significant Customers

Sales are made to our members and no single customer accounted for 10% or more of our net sales. However, our business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on our net sales and financial results.

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

In 2016, 2015 and 2014, approximately 92%, 93% and 89% of our revenue, respectively, was generated in Hong Kong. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

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

However, our business operations and the value of our company can be adversely affected by Chinese government scrutiny of our operations, even if that scrutiny does not result in investigations of our operations. For example, one or more parties encouraged the Beijing City governmental authorities to conduct an investigation of our business, which resulted in a meeting in January 2016 involving members of our Beijing office staff, Beijing City governmental officials, and two complainants. Even though the Beijing City governmental officials advised our staff and the complainants at that meeting that there was insufficient evidence to warrant an investigation of us, gross mischaracterizations of the meeting immediately appeared in several “news reports.” Similarly, a subsequent meeting between several Guangzhou City government officials and members of our Guangzhou office staff that resulted in our providing routine information about our operations to the government officials was also grossly mischaracterized in an online posting made immediately following the meeting. Although we remain in regular contact with Chinese government officials and take other steps to address the risks posed by these events, our business and the value of our company remain vulnerable to Chinese government scrutiny of our operations, whether or not initiated by third parties.

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

We are currently involved in, and may in the future face, litigation claims and governmental proceedings and inquiries that could harm our business.

We are currently, and have in the past, been a party to lawsuits, claims and governmental proceedings and inquiries.  Prosecuting and defending these matters may require significant expense and attention of our management.  There can be no assurance that we will be able to successfully defend or resolve any such litigation, claims or governmental proceedings or inquiries, or that the significant money, time and effort spent in defending these matters will not adversely affect our business, financial condition and results of operations.

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

Given the size and diversity of our member force, we experience problems with members from time to time, especially with respect to our members in foreign markets. For example, if our members engage in illegal activities in China, those actions could be attributed to us. Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, are subject to interpretations and enforcement that sometimes vary from province to province, among different levels of government, and from time to time. Members can be accused of violating one or more of the laws regulating these activities, notwithstanding training that we attempt to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this has led some existing members in China - who are signed up as members in Hong Kong - to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are managing this risk with more training and public relations efforts that are designed, among other things, to distinguish our company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our business model, specifically.

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

Our direct selling system is subject to extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and/or do not involve legitimate products. They also seek to ensure that claims regarding the ability of participants to earn money are truthful and substantiated.

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

We are subject to significant competition for the recruitment of members from other direct selling organizations, including those that market similar products.  Many of our competitors are substantially larger than we are, offer a wider array of products, have far greater financial resources and many more active members than we have.  Even more numerous are those medium- and small-sized, all privately held Chinese, Taiwanese and Hong Kong companies that are fierce competitors and are much closer to directly competing with us. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining members with our products, attractive compensation plan and other incentives.  We believe that we have an attractive product line and that our compensation and incentive programs provide our members with significant earning potential.  However, we cannot be sure that our programs for recruitment and retention of members will be successful.

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

A significant expense is the payment of compensation to our members, which represented approximately 44%, 48% and 46% of net sales during 2016, 2015 and 2014, respectively.  We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

Our compensation plan includes a cap that may be enforced on member compensation paid out on a weekly dollar limit or as a percentage of product sales. There can be no assurance that enforcement of this cap will ensure profitability (which depends on many other factors).  Moreover, enforcement of this cap could cause key members affected by the cap to leave and join other companies.

Currency exchange rate fluctuations could lower our revenue and net income.

In 2016, 98% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Canadian dollar and European euro represented approximately 7%, 6% and 10% of our revenue in 2016, 2015 and 2014, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, Canada, Central America, South America and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales in China and the recent performance of the Chinese yuan. Following the 2015 devaluation of the Chinese yuan, the Chinese yuan experienced depreciation against the Hong Kong dollar of 7% for the year ended December 31, 2016, the cumulative effect of which has been to erode our Chinese members’ purchasing power and, we believe, to adversely affect our product sales.

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

In the course of doing business we may be subject to various taxes, such as sales and use, value-added, and franchise. We are also subject to income taxes in the United States and numerous foreign jurisdictions. We earn a substantial portion of our income in foreign jurisdictions. If our capital or financing needs in the United States (including the repurchase of our stock and payment of dividends in the United States) require us to repatriate earnings from foreign jurisdictions, our effective income tax rates for the affected periods could be negatively impacted. Economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. There have been proposals to reform U.S. and foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements.  Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements.  We face similar pressures in our other markets.  In the United States the FTC Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) require disclosure of material connections between an endorser and the company they are endorsing and require the disclosure of typical results when these are different from those reported by the endorser.  The requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results.  If we or our members fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

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

Regulations on good manufacturing practices and adverse event reporting requirements for the nutritional supplement industry are in effect and require good manufacturing processes for us and our vendors, including stringent vendor qualifications, ingredient identification, manufacturing controls and record keeping.   We are also required to report serious adverse events associated with consumer use of our products.  Our operations could be harmed if regulatory authorities make determinations that we or our vendors are not in compliance with the regulations.  A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain of our products.  In addition, compliance with these regulations has increased and may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business.

Our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by members for which we may be held responsible, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products.  Member activities in our existing markets that violate applicable governmental laws or regulations could result in governmental or private actions against us in markets where we operate.  Given the size of our member force, we cannot ensure that our members will comply with applicable legal requirements.

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

We are subject to risks relating to product concentration and lack of revenue diversification.

Although we have in recent years expanded our line of products, we derive more than 10% of our total revenue from each of our Premium Noni Juice and Enhanced Essential Probiotics® products. Further, we currently source each such product from a single supplier. If demand decreases significantly, government regulation restricts their sale, we are unable to adequately source or deliver the products, or we are unable to offer the products for any reason without suitable replacements, our business, financial condition and results of operations could be materially and adversely affected. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which could substantially impair our business, financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting.  Among other things, we must perform systems and processes evaluation and testing.  We must also conduct an assessment of our internal controls to allow management to report on our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  We are required to provide management’s assessment of internal controls in conjunction with the filing of our Annual Report on Form 10-K.  As disclosed under “Item 9A. Controls and Procedures” of this report, our management has delivered its report concluding that our internal control over financial reporting was effective at December 31, 2016, and our independent registered public accounting firm has also delivered its attestation to the report.  In the future, our continued assessment, or the assessment by our independent registered public accounting firm, could reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K.  We believe, at the current time, that we are taking appropriate steps to mitigate these risks.  However, disclosures of this type can cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock.  Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud.  Deficiencies in our internal controls over financial reporting may negatively impact our business and operations.

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

Terrorist attacks, cyber-attacks, or acts of war or natural disasters may cause damage or disruption to us, our employees, our facilities and our members and customers, which could impact our revenues, expenses and financial condition.  The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, such as challenges to Chinese sovereignty claims in the South China Sea or Chinese objection to the Taiwan independence movement and the resultant tension in the Taiwan Strait, could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.  Additionally, natural disasters less severe than the Indian Ocean tsunami that occurred in December 2004 may adversely affect our business, financial condition and results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease 4,900 square feet of office space in Rolling Hills Estates, California for our corporate headquarters with terms expiring in September 2025. In addition, we lease 2,400 and 1,600 square feet of retail space in Monterey Park, California and Vancouver, British Columbia, respectively, to help further develop the market for our products in North America. The Monterey Park and Vancouver locations have terms expiring in August 2020 and February 2021, respectively. We also maintain an office in Dallas, Texas.

Outside of North America, we lease 7,300 square feet of office space in Hong Kong with terms expiring in February 2018, nine branch offices throughout China, and additional office space in Japan, Taiwan, South Korea, Singapore, Malaysia, Vietnam and the Cayman Islands. We also lease a multi-purpose facility and factory in Zhongshan, China and 11 service stations throughout the city of Guangzhou, China that serve or will in the future serve the needs of our Chinese consumers. We contract with third parties for fulfillment and distribution operations in all of our international markets. Through a local service provider, we maintain marketing and member centers in Almaty, Kazakhstan and Moscow, Russia. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

Securities Class Action

In January 2016, two putative securities class action complaints were filed against us and our top executives in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. and Li v. Natural Health Trends Corp. On March 29, 2016, the court consolidated these actions, appointed two Lead Plaintiffs, Messrs. Dao and Juan, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between March 6, 2015 and March 15, 2016 under (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Natural Health Trends Corp., Chris T. Sharng, and Timothy S. Davidson, and (ii) Section 20(a) of the Securities Exchange Act of 1934 against Chris T. Sharng, Timothy S. Davidson, and George K. Broady. The consolidated complaint alleges, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including running an allegedly illegal multi-level marketing business. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. We filed a motion to dismiss the consolidated complaint on June 15, 2016 and a reply in support of our motion to dismiss on August 22 2016. On December 5, 2016, the Court denied our motion to dismiss. On February 17, 2017, we filed an answer to the consolidated complaint. We believe that these claims are without merit and intend to vigorously defend against them.

Shareholder Derivative Claims

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng (collectively the “Derivative Complaints”). The Derivative Complaints purport to assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against certain of our officers and directors. The Derivative Complaints also purport to assert fiduciary duty claims based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed us and our assets. The Derivative Complaints allege, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including running an allegedly illegal multi-level marketing business, and that certain officers and directors sold common stock on the basis of this allegedly material, adverse non-public information. The Derivative Complaints seek an indeterminate amount of damages, plus interest and costs, as well as various equitable remedies. On February 1, 2017, pursuant to a stipulation among the parties, the Los Angeles Superior Court entered a stay of the Zhou action pending conclusion of the related federal class action in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. and Li v. Natural Health Trends Corp. A nearly identical stipulated stay was entered in the Kleinfeldt case on February 28, 2017. We believe that these claims are without merit and intend to vigorously defend against them.

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

	2016		2015
	High	Low	High	Low
First quarter	$36.19	$17.75	$18.29	$10.49
Second quarter	38.25	26.24	44.18	17.78
Third quarter	34.30	25.89	43.33	21.91
Fourth quarter	29.95	21.44	53.72	32.96

On March 7, 2017, the closing price of our common stock as reported by Nasdaq was $27.95 per share.

Holders of Record

At March 7, 2017, there were approximately 125 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Dividends

The following tables summarize all cash dividend activity during 2016 and 2015 (in thousands, except per share data), all of which dividend payments were made to holders of our common stock:

Declaration Date	Per Share	Amount	Payment Date
October 23, 2016 (special)	$0.35	$3,941	November 25, 2016
October 23, 2016	0.08	901	November 25, 2016
July 19, 2016	0.07	787	August 26, 2016
April 21, 2016	0.06	686	May 20, 2016
March 1, 2016	0.05	576	March 24, 2016
Total	$0.61	$6,891

Declaration Date	Per Share	Amount	Payment Date
October 21, 2015	$0.05	$598	November 20, 2015
July 28, 2015	0.04	489	August 28, 2015
May 4, 2015	0.03	372	May 29, 2015
February 27, 2015	0.02	250	March 27, 2015
Total	$0.14	$1,709

Additionally, on January 24, 2017, the Board of Directors declared a cash dividend of $0.09 and a special cash dividend of $0.35 on each share of common stock outstanding. Such dividends were paid on March 3, 2017 to stockholders of record on February 21, 2017. Payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

Stock Performance Graph

Set forth below is a line graph and table comparing the performance of our common stock to the S&P 500 Index and to a market-weighted index of publicly traded peers from the period from December 31, 2011 through December 31, 2016. The graph assumes $100 was invested in our common stock, the S&P 500 Index and the index of publicly traded peers on December 31, 2011 and that all dividends were reinvested. The publicly traded companies in the peer group consist of Nature's Sunshine Products, Nu Skin Enterprises Inc., USANA Health Sciences Inc., and Herbalife Ltd. The graph represents past performance and should not be considered to be an indication of future performance.

Period	NHTC	S&P 500	Peer Group
December 31, 2011	$100	$100	$100
December 31, 2012	155	116	74
December 31, 2013	492	154	224
December 31, 2014	1,766	175	135
December 31, 2015	5,194	177	167
December 31, 2016	3,944	198	161

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data, which have been derived from our audited consolidated financial statements, are not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K (in thousands, except per share data).

	Year Ended December 31
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Net sales	$287,728	$264,860	$124,590	$52,527	$37,514
Cost of sales	54,903	54,098	26,981	12,551	9,685
Gross profit	232,825	210,762	97,609	39,976	27,829
Operating expenses:
Commissions expense	125,050	126,598	56,997	24,053	15,724
Selling, general and administrative expenses	43,245	36,024	19,687	11,634	9,415
Depreciation and amortization	394	263	105	66	45
Total operating expenses	168,689	162,885	76,789	35,753	25,184
Income from operations	64,136	47,877	20,820	4,223	2,645
Other expense, net	(59)	(84)	(184)	(32)	(39)
Income before income taxes	64,077	47,793	20,636	4,191	2,606
Income tax provision (benefit)	8,991	552	266	102	(24)
Net income	55,086	47,241	20,370	4,089	2,630
Preferred stock dividends	—	—	(10)	(15)	(17)
Net income available to common stockholders	$55,086	$47,241	$20,360	$4,074	$2,613
Income per common share:
Basic	$4.84	$3.84	$1.67	$0.36	$0.24
Diluted	$4.83	$3.82	$1.61	$0.36	$0.23
Weighted-average number of common shares outstanding:
Basic	11,382	12,302	12,131	11,154	10,944
Diluted	11,407	12,372	12,600	11,331	11,234
Cash dividends declared per common share	$0.61	$0.14	$0.03	$—	$—

Consolidated Balance Sheets Data:
Cash and cash equivalents	$125,921	$104,914	$44,816	$14,550	$4,207
Inventories, net	11,257	10,455	3,760	1,828	867
Working capital	84,090	56,199	25,253	3,598	(325)
Long-term incentive	8,190	5,770	1,665	—	—
Total assets	148,051	124,152	52,540	19,827	8,219
Total stockholders’ equity	82,439	56,809	26,450	6,077	1,909

Consolidated Statements of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$53,174	$81,326	$30,613	$10,686	$2,214
Investing activities	(905)	(3,738)	(339)	(292)	397
Financing activities	(30,595)	(17,471)	(189)	(52)	(3)
Repurchase of common stock	(23,704)	(16,071)	(4,661)	(52)	(3)
Income taxes paid, net of refunds	8,791	707	60	71	34

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Singapore; Malaysia; Japan; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider. See Note 10 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information about our net sales by geographic area.

As of December 31, 2016, we were conducting business through 118,960 active members, compared to 109,360 in 2015 and 54,360 in 2014. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia. We have also begun investing some resources in Central and South America.

We generate 98% of our net sales from subsidiaries located outside North America, with sales of our Hong Kong subsidiary representing 92% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see “Item 1A. Risk Factors,” and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

Member commissions are our most significant expense and are classified as an operating expense. Under our compensation plan, members are paid weekly commissions by our subsidiary in which they are enrolled, generally in their home country currency, for product purchases by their down-line member network across all geographic markets. Our China subsidiary maintains an e-commerce retail platform and does not pay any commissions. This “seamless” compensation plan enables a member located in one country to enroll other members located in other countries where we are authorized to conduct our business. Currently, there are basically two ways in which our members can earn income:

•	through commissions paid on product purchases made by their down-line members; and

•
through retail markups on sales of products purchased by members at wholesale prices (in some markets, sales are for personal consumption only and income may not be earned through retail mark-ups on sales in that market).

Each of our products is designated a specified number of bonus volume points. Commissions are based on total personal and group bonus volume points per weekly sales period. Bonus volume points are essentially a percentage of a product’s wholesale price. As the member’s business expands from successfully enrolling other members who in turn expand their own businesses by selling product to other members, the member receives higher commissions from purchases made by an expanding down-line network. In some of our markets, to be eligible to receive commissions, a member may be required to make nominal monthly or other periodic purchases of our products. Certain of our subsidiaries do not require these nominal purchases for a member to be eligible to receive commissions. In determining commissions, the number of levels of down-line members included within the member’s commissionable group increases as the number of memberships directly below the member increases. Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for each of fiscal 2016, 2015 and 2014 represented 44%, 48% and 46%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into agreements for business or market development, which could result in additional compensation to specific members.

Selling, general and administrative expenses consist of administrative compensation and benefits, travel, credit card fees and assessments, professional fees, certain occupancy costs, and other corporate administrative expenses (including stock-based compensation). In addition, this category includes selling, marketing, and promotion expenses (including the costs of member training events and conventions that are designed to increase both product awareness and member recruitment). Because our various member conventions are not always held at the same time each year, interim period comparisons will be impacted accordingly.

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

Sales by our foreign subsidiaries are transacted in the respective local currencies and are translated into U.S. dollars using average rates of exchange for each monthly accounting period to which they relate.  Most of our product purchases from third-party manufacturers are transacted in U.S. dollars.  Consequently, our sales and net earnings are affected by changes in currency exchange rates, with sales and earnings generally increasing with a weakening U.S. dollar and decreasing with a strengthening U.S. dollar, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and more specifically under the caption “Foreign Currency Exchange Risk” for further information.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.1	20.4	21.7
Gross profit	80.9	79.6	78.3
Operating expenses:
Commissions expense	43.5	47.8	45.7
Selling, general and administrative expenses	15.0	13.6	15.8
Depreciation and amortization	0.1	0.1	0.1
Total operating expenses	58.6	61.5	61.6
Income from operations	22.3	18.1	16.7
Other expense, net	—	—	(0.2)
Income before income taxes	22.3	18.1	16.5
Income tax provision	3.1	0.2	0.2
Net income	19.2%	17.9%	16.3%

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2016		2015		2014
North America	$5,909	2.0%	$5,992	2.3%	$2,812	2.3%
Hong Kong[1]	263,482	91.6	245,737	92.8	111,028	89.1
China	9,086	3.2	4,425	1.7	1,538	1.2
Taiwan	6,213	2.2	5,965	2.3	4,628	3.7
South Korea	691	0.2	1,128	0.4	1,009	0.8
Japan	86	—	92	—	89	0.1
Singapore	169	0.1	—	—	—	—
Russia, Kazakhstan and Ukraine[2]	858	0.3	1,139	0.4	3,113	2.5
Europe	1,234	0.4	382	0.1	373	0.3
Total	$287,728	100.0%	$264,860	100.0%	$124,590	100.0%
1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.
2 We discontinued our Ukraine operations during the second quarter of 2015.

Financial Results of 2016 Compared to 2015

Net Sales

Net sales were $287.7 million for the year ended December 31, 2016 compared with $264.9 million a year ago, an increase of $22.8 million, or 9%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, increased $17.7 million, or 7%, over the prior year. Hong Kong experienced an increase of 7,800 active members, or 8%, during 2016, which contributed to the increase in product sales volume. We also launched new Wellness products during 2016, which contributed approximately $11.2 million to our top-line growth. However, we believe our net sales increase was adversely impacted by the following:

•
A primary factor was the special measures the Chinese government implemented in preparation of the G20 Summit in Hangzhou, one of our top markets, in which they relocated city residents, emptied entire districts, blocked urban traffic and shut down businesses in July, August and early September 2016.

•
Also, we did not offer a comparable incentive trip promotion in 2016 as the 2015 supplemental incentive trip promotion to the U.S., which proved to be appealing and contributed to increased sales in 2015.

•
Finally, the devaluation of the Chinese yuan, which depreciated 7% against the Hong Kong dollar during 2016, indirectly affected our financial results by increasing the product pricing in the currency of our Chinese members.

Outside of our Hong Kong business, net sales increased $5.1 million, or 27%, compared with the prior year, driven by a 105% increase in our China e-commerce business and a 223% increase in Europe, offset by the performance of South Korea, which decreased 39% and our Commonwealth of Independent States (“CIS”) market, which decreased 25%. The $4.7 million net sales increase in our China e-commerce business was primarily driven by increased sales in our Home product line, which was introduced during the fourth quarter of 2015. The $852,000 net sales increase in Europe was primarily driven by our Wellness product line.

As of December 31, 2016, deferred revenue was $4.9 million, which primarily consisted of $2.2 million in unshipped product orders, and $2.3 million and $430,000 pertaining to auto ship advances and unamortized enrollment package revenue, respectively.

Gross Profit

Gross profit was 80.9% of net sales for the year ended December 31, 2016 compared with 79.6% of net sales for the year ended December 31, 2015. The gross profit margin percentage increase is due to higher event and training revenue, higher product margins and lower logistics costs.

Commissions

Commissions were 43.5% of net sales for the year ended December 31, 2016 compared with 47.8% of net sales for the year ended December 31, 2015.  The decrease as a percentage of net sales resulted primarily from the reduction in our on-going cash and other incentive programs which cost 3.0% of net sales for the year ended December 31, 2016 compared with 6.4% of net sales for the year ended December 31, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43.2 million for the year ended December 31, 2016 compared with $36.0 million for the year ended December 31, 2015. Selling, general and administrative expenses increased by $7.2 million, or 20%, mainly due to an increase in event costs, member training costs, professional fees, and an increase in credit card fees and assessments due to higher net sales, offset by a decrease in our employee-related expenses, as compared to the year ended December 31, 2015.

Income Taxes

An income tax provision of $9.0 million was recognized for the year ended December 31, 2016 compared with $552,000 for the year ended December 31, 2015. The increase is due to greater profitability of our international operations, as well as the repatriation of foreign earnings back to the U.S. during the year. As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, we then determined that a portion of our undistributed foreign earnings were no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. We repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, part of which was offset by U.S. net operating losses. Accordingly, the deferred tax liability previously established for undistributed foreign earnings up to existing U.S. net operating losses was reduced. The excess amount repatriated during the year ended December 31, 2016 was generated from current foreign earnings. In addition, during the three months ended December 31, 2016, we released our remaining valuation allowance against U.S. deferred tax assets as it was determined that it is more likely than not that we will realize the tax benefits of our deferred assets in future periods. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate.

Financial Results of 2015 Compared to 2014

Net Sales

Net sales were $264.9 million for the year ended December 31, 2015 compared with $124.6 million a year ago, an increase of $140.3 million, or 113%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, increased $134.7 million, or 121%, over the prior year.  Hong Kong experienced an increase of 54,100 active members, or 116%, during 2015, which is comparable to the increase in net sales. The sales increase in Hong Kong was primarily due to a substantial increase in product sale volumes attributable to the increase in new active members and effectiveness of our leadership development, promotional programs, incentives, events, new products, training, commission plans and services. During 2015, our on-going member cash and incentive programs, including a supplemental incentive trip promotion to the U.S. offered during part of 2015, were more appealing to our members than those offered during the prior year and contributed to increased sales. Additionally, we hosted the largest event in our company’s history in Hong Kong during August 2015, and launched new Wellness products that resulted in additional sales of approximately $7.0 million.

Outside of our Hong Kong business, net sales increased $5.6 million, or 41%, compared with the prior year. Double or triple digit percentage sales increases occurred in North America, Taiwan, South Korea and the China e-commerce business. These increases were offset by the performance of our CIS market, which continued to be negatively impacted by the political unrest in the region, as well as the devaluation of the Russian ruble, and decreased $2.0 million, or 63%, compared with the prior year.

As of December 31, 2015, deferred revenue was $4.0 million, which primarily consisted of $1.8 million in unshipped product orders, and $1.6 million and $331,000 pertaining to auto ship advances and unamortized enrollment package revenue, respectively.

Gross Profit

Gross profit was 79.6% of net sales for the year ended December 31, 2015 compared with 78.3% of net sales for the year ended December 31, 2014. The gross profit margin percentage increase was primarily attributable to higher product margins, lower third party service provider fees in Russia and lower logistics costs in Hong Kong.

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

Income Taxes

An income tax provision of $552,000 was recognized for the year ended December 31, 2015 compared with $266,000 for the year ended December 31, 2014. The increase was due to greater profitability of our international operations, as well as the repatriation of foreign earnings back to the U.S. during the year. As a result of capital return activities approved by the Board of Directors during the three months ended September 30, 2015, and anticipated future capital return activities intended to take full advantage of existing U.S. net operating losses, we determined that a portion of our undistributed foreign earnings were no longer deemed reinvested indefinitely by our non-U.S. subsidiaries beginning in the quarter ended September 30, 2015. As such, an accumulated deferred tax liability of $9.3 million was recorded against these undistributed earnings, which included the impact of utilization of foreign tax credits. However, because it was anticipated that these earnings would be offset by U.S. net operating losses that had previously been fully offset by a valuation allowance, we also released a similar amount of valuation allowance. Accordingly, there was no significant impact on the income tax provision for the year ended December 31, 2015.

During 2015, $18.4 million in foreign earnings were repatriated back into the U.S. which were offset by U.S. net operating losses. As of December 31, 2015 there was a remaining deferred tax liability of $2.8 million, which was offset by an equivalent amount of net operating loss deferred tax assets. This represented the remaining balance of the U.S. tax impact of undistributed foreign earnings that was planned to be repatriated to the U.S. as of December 31, 2015. All other undistributed foreign earnings were intended to be permanently reinvested in non-U.S. operations to fund and expand the non-U.S. subsidiaries as of December 31, 2015.

Liquidity and Capital Resources

At December 31, 2016, our cash and cash equivalents totaled $125.9 million. Total cash and cash equivalents increased by $21.0 million and $60.1 million during 2016 and 2015, respectively. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2016, we had $73.5 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $120.0 million held in bank accounts overseas, which included $6.8 million held in banks located in China subject to foreign currency controls.

At December 31, 2016, the ratio of current assets to current liabilities was 2.47 to 1.00 and we had $84.1 million of working capital. Working capital as of December 31, 2016 increased $27.9 million compared to our working capital as of December 31, 2015, primarily due to cash generated from operations.

Cash provided by operations during 2016 was $53.2 million compared to $81.3 million during 2015. The decrease in operating cash flows resulted primarily from the timing of increased commission-related payments, the increase of our members' utilization of our eWallet functionality and U.S. income tax payments resulting from the repatriation of overseas profits of $7.4 million, offset by a reduction in our inventory purchases and increased net income during 2016.

Cash flows used in investing activities totaled $905,000 during 2016. Software development costs of $666,800 were incurred during the year ended December 31, 2016 for our Oracle ERP upgrade and enhancement of our back office software platform. Cash flows used in investing activities totaled $3.7 million during the year ended December 31, 2015 and consisted primarily of our June 2015 funding of a bank deposit amount in the amount of CNY 20 million (USD $3.3 million at June 30, 2015) for our direct selling license application. Such deposit is required by Chinese laws to establish a consumer protection fund. In August 2015, cash deposits in the amount of $218,000 were received from certain South Korean credit card processing companies. Additionally, buildout costs of $608,000 were incurred during 2015 for new offices located in California, Hong Kong and Singapore, at the multi-purpose facility in Zhongshan, China and at the new Healthy Lifestyle Center in Monterey Park, California.

Cash flows used in financing activities during 2016 totaled $30.6 million. We used $23.7 million to repurchase shares of our common stock. On January 12, 2016, the Board of Directors authorized an increase to our stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. During February 2016, pursuant to the stock repurchase program, we authorized our broker to proceed with the purchase of shares of our common stock in the open market. During the year ended December 31, 2016, the stock repurchase program resulted in our purchasing a total of 903,031 shares of our common stock for an aggregate purchase price of $23.7 million, plus transaction costs. As of December 31, 2016, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax. Cash flows used in financing activities during 2015 totaled $17.5 million, and consisted primarily of $16.1 million used to repurchase a total of 547,042 shares of our common stock and $1.7 million in cash dividends.

Other financing cash flows during 2016 included the following cash dividend payments (in thousands, except per share amounts) to holders of our common stock:

Declaration Date	Per Share	Amount	Record Date	Payment Date
October 23, 2016 (special)	$0.35	$3,941	November 15, 2016	November 25, 2016
October 23, 2016	0.08	901	November 15, 2016	November 25, 2016
July 19, 2016	0.07	787	August 16, 2016	August 26, 2016
April 21, 2016	0.06	686	May 10, 2016	May 20, 2016
March 1, 2016	0.05	576	March 16, 2016	March 24, 2016
Total	$0.61	$6,891

Subsequent to December 31, 2016, on January 24, 2017, the Board of Directors declared a cash dividend of $0.09 and a special cash dividend of $0.35 on each share of common stock outstanding. Such dividends were paid on March 3, 2017 to stockholders of record on February 21, 2017. Payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

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

Our priority is to focus our resources on investing in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia. We will continue to invest in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and other requirements for a China direct selling license application. We have also begun to invest some resources in Central and South America.

Quarterly Results of Operations (Unaudited)

The following table sets forth unaudited quarterly operating results for each of the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	2016				2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

	(In Thousands, Except Per Share Data)
Net sales	$62,312	$70,679	$80,391	$74,346	$73,656	$80,779	$69,716	$40,709
Gross profit	50,375	57,052	65,332	60,066	58,583	64,778	55,622	31,779
Income from operations	20,014	15,208	14,927	13,987	13,893	14,803	12,263	6,918
Net income	19,048	12,557	12,201	11,280	13,699	14,531	12,273	6,738
Income per common share:
Basic	1.70	1.12	1.08	0.96	1.13	1.19	0.99	0.54
Diluted	1.70	1.12	1.07	0.95	1.13	1.18	0.98	0.54

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 and the expected effect on our cash flow and liquidity in future periods (in thousands):

	Total	2017	2018-2019	2020-2021	Thereafter
Operating leases	$3,923	$1,559	$1,154	$510	$700
Purchase obligations	20,745	9,725	11,020	—	—
Long-term incentive	10,064	1,874	2,390	1,963	3,837
Other commitments	357	107	163	87	—
Total	$35,089	$13,265	$14,727	$2,560	$4,537

We have entered into non-cancelable operating lease agreements for locations within the United States and for our international subsidiaries, with expirations through September 2025 totaling $3.9 million.

In May 2013, we entered into an exclusive distribution agreement with one of our suppliers to purchase their product through July 2016 which automatically renews annually unless terminated 90 days prior to the termination date. To maintain exclusivity, we are required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2016, we were in compliance with the exclusivity provision.

In February 2016, we amended a supply agreement with one of our suppliers to maintain worldwide exclusivity in return for purchasing a minimum of $9.4 million of product annually on average over the next three years, plus certain raw material guarantees. If we do not purchase the minimum product as required, then a Cure Payment, as defined, will be due to the supplier. The term of the agreement is three years commencing February 2016 and shall automatically renew for successive three year terms unless notice of termination is provided by either party.

In recognition of the achievement of specified performance goals, financial rewards are awarded under our 2014 Long-Term Incentive Plan with cash payments through December 2023. See Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information.

We have evaluated our tax positions and have determined that there are no uncertain tax positions for the current year or years prior.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments.  Management believes our critical accounting policies and estimates are those related to revenue recognition, as well as those used in the determination of liabilities related to sales returns, member commissions and income taxes.

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $2.2 million and $1.8 million at December 31, 2016 and 2015, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2016 and 2015, enrollment package revenue totaling $430,000 and $331,000 was deferred, respectively. Although we have no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $2.3 million and $1.6 million at December 31, 2016 and 2015, respectively.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 2% and 1% of sales for the years ended December 31, 2016 and 2015, respectively.  The allowance for sales returns was $1.6 million at December 31, 2016 and 2015.  No material changes in estimates have been recognized during the periods presented.

Commissions. Independent members earn commissions based on total personal and group bonus volume points per weekly sales period.  Each of our products are designated a specified number of bonus volume points, which is essentially a percentage of the product’s wholesale price.  We accrue commissions when earned and as the related revenue is recognized and pay commissions on product sales generally two weeks following the end of the weekly sales period.

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $13.6 million and $19.6 million at December 31, 2016 and 2015, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of December 31, 2016, we no longer have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate. As of December 31, 2016, we recorded a deferred tax liability for earnings that we plans to repatriate out of accumulated earnings in future periods. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2016.

We estimate what our effective tax rate will be for the full fiscal year at each interim reporting period and record a quarterly tax provision based on that estimated effective tax rate. Throughout the year that estimated rate may change based on variations in our business, changes in our corporate structure, changes in the geographic mix and amount of income, applicable tax laws and regulations, communications with tax authorities, as well as our estimated and actual level of annual pre-tax income. We adjust our income tax provision in the reporting period in which the change in our estimated rate occurs so that the year-to-date provision is consistent with the anticipated annual tax rate.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. dollar. Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Canadian dollar, and European euro represented approximately 7%, 6% and 10% of our revenue during the years ended December 31, 2016, 2015 and 2014, respectively. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain balances denominated in currencies other than the U.S. dollar.

Our foreign currency exchange rate exposure may increase in the near future as we further develop opportunities in Southeast Asia, Canada, Central America, South America and Europe. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar. We also experience indirect exchange rate exposure due to the recent devaluation of the Chinese yuan, which has depreciated 7% against the Hong Kong dollar and has eroded our Chinese members’ purchasing power. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition. Further, to date we have not attempted to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts.

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
Rolling Hills Estates, California

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Health Trends Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Lane Gorman Trubitt, LLC

Dallas, Texas
March 10, 2017

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$125,921	$104,914
Inventories, net	11,257	10,455
Other current assets	4,066	2,343
Total current assets	141,244	117,712
Property and equipment, net	1,388	894
Goodwill	1,764	1,764
Restricted cash	2,963	3,166
Other assets	692	616
Total assets	$148,051	$124,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,145	$2,862
Income taxes payable	663	379
Accrued commissions	13,611	19,634
Other accrued expenses	14,989	16,703
Deferred revenue	4,948	4,011
Amounts held in eWallets	19,165	16,414
Other current liabilities	1,633	1,510
Total current liabilities	57,154	61,513
Deferred tax liability	268	60
Long-term incentive	8,190	5,770
Total liabilities	65,612	67,343
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2016 and 2015	13	13
Additional paid-in capital	86,574	85,963
Retained earnings (accumulated deficit)	38,548	(9,647)
Accumulated other comprehensive loss	(807)	(101)
Treasury stock, at cost; 1,692,218 and 840,202 shares at December 31, 2016 and 2015, respectively	(41,889)	(19,419)
Total stockholders’ equity	82,439	56,809
Total liabilities and stockholders’ equity	$148,051	$124,152

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$287,728	$264,860	$124,590
Cost of sales	54,903	54,098	26,981
Gross profit	232,825	210,762	97,609
Operating expenses:
Commissions expense	125,050	126,598	56,997
Selling, general and administrative expenses	43,245	36,024	19,687
Depreciation and amortization	394	263	105
Total operating expenses	168,689	162,885	76,789
Income from operations	64,136	47,877	20,820
Other expense, net	(59)	(84)	(184)
Income before income taxes	64,077	47,793	20,636
Income tax provision	8,991	552	266
Net income	55,086	47,241	20,370
Preferred stock dividends	—	—	(10)
Net income available to common stockholders	$55,086	$47,241	$20,360
Income per common share:
Basic	$4.84	$3.84	$1.67
Diluted	$4.83	$3.82	$1.61
Weighted-average number of common shares outstanding:
Basic	11,382	12,302	12,131
Diluted	11,407	12,372	12,600
Cash dividends declared per common share	$0.61	$0.14	$0.03

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$55,086	$47,241	$20,370
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(838)	(79)	143
Release of cumulative translation adjustment	132	(82)	—
Net change in foreign currency translation adjustment	(706)	(161)	143
Unrealized losses on available-for-sale securities	—	(2)	—
Comprehensive income	$54,380	$47,078	$20,513

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2013	123,693	$111	11,359,769	$11	$80,690	$(74,619)	$(81)	(26,998)	$(35)	$6,077
Net income	—	—	—	—	—	20,370	—	—	—	20,370
Conversion of Series A preferred stock	(123,693)	(111)	123,693	—	111	—	—	—	—	—
Exercise of warrants	—	—	1,407,855	2	4,946	—	—	—	—	4,948
Repurchase of common stock	—	—	—	—	—	—	—	(382,564)	(4,661)	(4,661)
Common stock issued	—	—	—	—	(46)	(74)	—	25,342	120	—
Dividends declared	—	—	—	—	—	(476)	—	—	—	(476)
Foreign currency translation adjustments	—	—	—	—	—	—	143	—	—	143
Stock-based compensation	—	—	—	—	49	—	—	—	—	49
BALANCE, December 31, 2014	—	—	12,891,317	13	85,750	(54,799)	62	(384,220)	(4,576)	26,450
Net income	—	—	—	—	—	47,241	—	—	—	47,241
Exercise of warrants	—	—	88,097	—	309	—	—	—	—	309
Repurchase of common stock	—	—	—	—	—	—	—	(547,042)	(16,071)	(16,071)
Common stock issued	—	—	—	—	(182)	(380)	—	91,060	1,228	666
Dividends declared	—	—	—	—	—	(1,709)	—	—	—	(1,709)
Elimination of CTA upon dissolution	—	—	—	—	—	—	(82)	—	—	(82)
Foreign currency translation adjustments	—	—	—	—	—	—	(79)	—	—	(79)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	86	—	—	—	—	86
BALANCE, December 31, 2015	—	—	12,979,414	13	85,963	(9,647)	(101)	(840,202)	(19,419)	56,809
Net income	—	—	—	—	—	55,086	—	—	—	55,086
Repurchase of common stock	—	—	—	—	—	—	—	(903,031)	(23,704)	(23,704)
Common stock issued	—	—	—	—	507	—	—	51,015	1,234	1,741
Dividends declared	—	—	—	—	—	(6,891)	—	—	—	(6,891)
Elimination of CTA upon dissolution	—	—	—	—	—	—	132	—	—	132
Foreign currency translation adjustments	—	—	—	—	—	—	(838)	—	—	(838)
Stock-based compensation	—	—	—	—	104	—	—	—	—	104
BALANCE, December 31, 2016	—	$—	12,979,414	$13	$86,574	$38,548	$(807)	(1,692,218)	$(41,889)	$82,439

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,086	$47,241	$20,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394	263	105
Stock-based compensation	104	86	49
Cumulative translation adjustment realized in net income	132	(82)	—
Deferred income taxes	217	(15)	(43)
Changes in assets and liabilities:
Inventories, net	(851)	(6,762)	(2,029)
Other current assets	(1,681)	(1,025)	(501)
Other assets	(90)	(267)	(85)
Accounts payable	(714)	637	(822)
Income taxes payable	303	(115)	243
Accrued commissions	(6,031)	10,840	5,077
Other accrued expenses	51	10,714	3,706
Deferred revenue	947	1,331	147
Amounts held in eWallets	2,752	14,350	2,065
Other current liabilities	135	25	666
Long-term incentive	2,420	4,105	1,665
Net cash provided by operating activities	53,174	81,326	30,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(905)	(710)	(339)
Increase in restricted cash	—	(3,028)	—
Net cash used in investing activities	(905)	(3,738)	(339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	309	4,948
Repurchase of common stock	(23,704)	(16,071)	(4,661)
Dividends paid	(6,891)	(1,709)	(476)
Net cash used in financing activities	(30,595)	(17,471)	(189)
Effect of exchange rates on cash and cash equivalents	(667)	(19)	181
Net increase in cash and cash equivalents	21,007	60,098	30,266
CASH AND CASH EQUIVALENTS, beginning of period	104,914	44,816	14,550
CASH AND CASH EQUIVALENTS, end of period	$125,921	$104,914	$44,816

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

The Company’s wholly-owned subsidiaries have an active physical presence in the following markets: North America; Greater China, which consists of Hong Kong, Taiwan and China; South Korea; Singapore; Malaysia; Japan; and Europe. The Company also operates in Russia and Kazakhstan through its engagement with a local service provider.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with revenue recognition, as well as those used in the determination of liabilities related to sales returns, commissions and income taxes. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. The actual results may differ materially and adversely from the Company’s estimates. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

Reclassification

Certain accounts receivable balances have been reclassified in the prior year consolidated financial statements to conform to current year presentation. No change in total current assets occurred. Additionally, deferred tax liability balances have been reclassified from current to long-term in the prior year consolidated financial statements to conform to the early adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.

Cash and Cash Equivalents

As of December 31, 2016, cash and cash equivalents include $6.8 million held in banks located within China subject to foreign currency controls. The Company includes credit card receivables due from certain of its credit card processors in its cash and cash equivalents as the cash proceeds are received within two to five days.

Additionally, as of December 31, 2016, cash and cash equivalents include the Company's investments in debt securities, comprising municipal notes, bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2016 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

Cash and cash equivalents at the end of each period were as follows (in thousands):

	December 31,
	2016	2015
Cash	$52,453	$47,431
Cash equivalents	73,468	57,483
Total cash and cash equivalents	$125,921	$104,914

The Company maintains certain cash balances at several institutions located in the United States, Hong Kong and Malaysia which at times may exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million (USD 2.9 million at December 31, 2016) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund.

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

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost or market, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans. At December 31, 2016 and 2015, the reserve for obsolescence totaled $82,000, and $29,000, respectively.

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

Income Taxes

The Company recognizes income taxes under the liability method of accounting for income taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized based on the more likely than not recognition criteria. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has evaluated its tax positions and determined that there are no uncertain tax positions for the current year or years prior. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Deferred taxes are not provided on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered permanently reinvested.

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

At the sole discretion of the Compensation Committee of the Company’s Board of Directors, distributions under the LTI Plan are made in cash, or alternatively awarded in the form of common stock or other common stock rights having an equivalent cash value under the terms of the Natural Health Trends Corp. 2016 Equity Incentive Plan. A determination of the form of distribution, if any, is made by the Compensation Committee subsequent to the end of each calendar year. As such, amounts earned are considered non-equity awards. See Note 5 for grant information of distributions settled in common stock.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $333,000, $204,000 and $202,000 was recognized during 2016, 2015 and 2014, respectively.

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

Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs. Costs of events and member training are included within selling, general and administrative expenses.

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

Operating Leases

The Company leases its physical properties under operating leases. Certain lease agreements include rent holidays. The Company recognizes rent holiday periods on a straight-line basis over the lease term beginning when the Company has the right to the leased space.

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

The following table illustrates the computation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2016			2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common stockholders	$55,086			$47,241			$20,360
Less: undistributed earnings to participating securities	—			—			(127)
Net income allocated to common stockholders	$55,086	11,382	$4.84	$47,241	12,302	$3.84	$20,233	12,131	$1.67
Effect of dilutive securities:
Warrants to purchase common stock	—	—		—	21		—	421
Non-vested restricted stock	—	25		—	49		—	48
Plus: reallocation of undistributed earnings to participating securities	—			—			5
Diluted EPS:
Net income allocated to common stockholders plus assumed conversions	$55,086	11,407	$4.83	$47,241	12,372	$3.82	$20,238	12,600	$1.61

Certain non-vested restricted stock is anti-dilutive upon applying the treasury stock method since the amount of compensation cost for future service results in the hypothetical repurchase of shares exceeding the actual number of shares to be vested. For the year ended December 31, 2016, 345 shares of non-vested restricted stock were not included as their effect would have been anti-dilutive.

Certain Risks and Concentrations

A substantial portion of the Company’s sales are generated in Hong Kong (see Note 10). Substantially all of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. In contrast to the Company’s operations in other parts of the world, the Company has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license, which the Company has applied for, and has also adopted anti-multilevel marketing legislation. The Company operates an e-commerce direct selling model in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties. In addition, through a Chinese entity, the Company sells products in China using an e-commerce retail model. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate separately or in both.

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

The Company’s Premium Noni Juice and Enhanced Essential Probiotics® products each account for more than 10% of the Company’s total revenue. The Company currently sources each such product from a single supplier. If demand decreases significantly, government regulation restricts their sale, the Company is unable to adequately source or deliver the products, or the Company ceases offering the products for any reason without suitable replacements, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Sales are made to the Company’s members and no single customer accounted for 10% or more of its net sales. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value because of their short maturities. The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents. The Company’s cash equivalents are valued based on level 1 inputs which consist of quoted prices in active markets.

Accounting standards permit companies, at their option, to choose to measure many financial instruments and certain other items at fair value.  The Company has elected to not fair value existing eligible items.

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	December 31, 2016			December 31, 2015
	Adjusted Cost	Gross Unrealized Gains/Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains/Losses	Fair Value
Municipal bonds and notes	$43,490	$—	$43,490	$35,222	$2	$35,224
Corporate debt securities	1,673	(2)	1,671	5,029	(5)	5,024
Financial institution instruments	28,307	—	28,307	17,235	—	17,235
Total available-for-sale investments	$73,470	$(2)	$73,468	$57,486	$(3)	$57,483

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

Recently Issued and Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows - Restricted Cash, that requires amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Under this guidance, entities are required to present deferred tax tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Entities are permitted to adopt this guidance either prospectively or retrospectively. The Company elected to early adopt this guidance prospectively as of the quarter ended December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. Under this guidance, inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively.  Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

2.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2016	2015
Property and equipment:
Office equipment	$517	$495
Office software	672	536
Machinery	28	24
Furniture and fixtures	241	222
Leasehold improvements	840	730
Construction in progress (including internal use software development costs)	157	10
Property and equipment, at cost	2,455	2,017
Accumulated depreciation and amortization	(1,067)	(1,123)
	$1,388	$894
Other accrued expenses:
Sales returns	$1,632	$1,552
Employee-related expense	10,541	11,064
Warehousing, inventory-related and other	2,816	4,087
	$14,989	$16,703
Deferred revenue:
Unshipped product	$2,191	$1,783
Auto ship advances	2,327	1,597
Enrollment package revenue	430	331
Market development fees	—	300
	$4,948	$4,011

3.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through September 2025. Rent expense in connection with operating leases was $1.8 million, $1.5 million and $777,000 during 2016, 2015 and 2014, respectively.

Future minimum lease obligations as of December 31, 2016 are as follows (in thousands):

2017	$1,559
2018	752
2019	402
2020	314
2021	196
Thereafter	700
Total minimum lease obligations	$3,923

Purchase Commitments

In May 2013, the Company entered into an exclusive distribution agreement with one of its suppliers to purchase its product through July 2016 which automatically renews annually unless terminated 90 days prior to the termination date. To maintain exclusivity, the Company is required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2016, the Company was in compliance with the exclusivity provision.

In February 2016, the Company amended a supply agreement with one of its suppliers to maintain worldwide exclusivity in return for purchasing a minimum of $9.4 million of product annually on average over the next three years, plus certain raw material guarantees. If the Company does not purchase the minimum product as required, then a Cure Payment, as defined, will be due to the supplier. The term of the agreement is three years commencing February 2016 and shall automatically renew for successive three year terms unless notice of termination is provided by either party.

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

Consumer Indemnity

As required by the Door-to-Door Sales Act in South Korea, the Company maintains insurance for consumer indemnity claims with a mutual aid cooperative by possessing a mutual aid contract with Mutual Aid Cooperative & Consumer (the “Cooperative”). The contract secures payment to members in the event that the Company is unable to provide refunds to members. Typically, requests for refunds are paid directly by the Company according to the Company’s normal Korean refund policy, which requires that refund requests be submitted within three months. Accordingly, the Company estimates and accrues a reserve for product returns based on this policy and its historical experience. Depending on the sales volume, the Company may be required to increase or decrease the amount of the contract. The maximum potential amount of future payments the Company could be required to make to address actual member claims under the contract is equivalent to three months of rolling sales. At December 31, 2016, non-current other assets include KRW 223 million (USD $185,000) underlying the contract, which can be utilized by the Cooperative to fund any outstanding member claims. The Company believes that the likelihood of utilizing these funds to provide for members claims is remote.

Securities Class Action

In January 2016, two putative securities class action complaints were filed against the Company and its top executives. On March 29, 2016, the court consolidated these actions, appointed two Lead Plaintiffs, Messrs. Dao and Juan, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between March 6, 2015 and March 15, 2016 under (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Natural Health Trends Corp., Chris T. Sharng, and Timothy S. Davidson, and (ii) Section 20(a) of the Securities Exchange Act of 1934 against Chris T. Sharng, Timothy S. Davidson, and George K. Broady. The consolidated complaint alleges, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multi-level marketing business. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. The Company filed a motion to dismiss the consolidated complaint on June 15, 2016 and a reply in support of its motion to dismiss on August 22, 2016. On December 5, 2016, the Court denied the Company’s motion to dismiss. On February 17, 2017, the Company filed an answer to the consolidated complaint. The Company believes that these claims are without merit and intends to vigorously defend against them.

Shareholder Derivative Claims

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng (collectively the “Derivative Complaints”). The Derivative Complaints purport to assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against certain of the Company’s officers and directors. The Derivative Complaints also purport to assert fiduciary duty claims based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed the Company and its assets. The Derivative Complaints allege, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multi-level marketing business, and that certain officers and directors sold common stock on the basis of this allegedly material, adverse non-public information. The Derivative Complaints seek an indeterminate amount of damages, plus interest and costs, as well as various equitable remedies. On February 1, 2017, pursuant to a stipulation among the parties, the Los Angeles Superior Court entered a stay of the Zhou action pending conclusion of the related federal class action in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. and Li v. Natural Health Trends Corp. A nearly identical stipulated stay was entered in the Kleinfeldt case on February 8, 2017. The Company believes that these claims are without merit and intend to vigorously defend against them.

The consolidated class action and the Derivative Complaints, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect the Company’s operating results and financial condition.

Other Claims

The Company is currently involved in a legal matter with one of its vendors and an outside party. Per the royalty agreement with the vendor, the Company believes that it is fully indemnified in the event of an unfavorable outcome and any potential settlement costs related to the matter would be fully covered by the Company’s vendor.

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

Dividends

The following tables summarize the Company’s cash dividend activity during 2016, 2015 and 2014 (in thousands, except per share data):

Declaration Date	Per Common Share	Amount	Payment Date
October 23, 2016 (special)	$0.35	$3,941	November 25, 2016
October 23, 2016	0.08	901	November 25, 2016
July 19, 2016	0.07	787	August 26, 2016
April 21, 2016	0.06	686	May 20, 2016
March 1, 2016	0.05	576	March 24, 2016
Total	$0.61	$6,891

Declaration Date	Per Common Share	Amount	Payment Date
October 21, 2015	$0.05	$598	November 20, 2015
July 28, 2015	0.04	489	August 28, 2015
May 4, 2015	0.03	372	May 29, 2015
February 27, 2015	0.02	250	March 27, 2015
Total	$0.14	$1,709

	Dividends Per Share
Declaration Date	Preferred	Common	Amount	Payment Date
November 4, 2014	$0.032	$0.010	$128	December 3, 2014
July 29, 2014	0.027	0.010	127	August 27, 2014
May 6, 2014	0.020	0.005	62	June 4, 2014
March 7, 2014	0.815	0.005	159	April 8, 2014
Total	$0.894	$0.030	$476

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

During February 2016, pursuant to the stock repurchase program, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market. During the year ended December 31, 2016, the Company purchased a total of 903,031 shares of its common stock for an aggregate purchase price of $23.7 million, plus transaction costs. As of December 31, 2016, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

On July 28, 2015, the Board of Directors approved a stock repurchase program of up to $15.0 million of the Company’s outstanding shares of common stock. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, are anticipated to be conducted through December 2016, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases.  The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. In connection therewith, the Company was advised that George K. Broady, a director of the Company and owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program on a basis roughly proportional to his family’s ownership interest. See Note 8.

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

5.     STOCK-BASED COMPENSATION

Stock-based compensation expense totaled approximately $104,000, $86,000 and $49,000 for 2016, 2015 and 2014, respectively. No tax benefits were attributed to the stock-based compensation because a valuation allowance was maintained for substantially all net deferred tax assets. During March 2016, the Company modified the vesting feature of an award granted to a director who decided to not stand for re-election at the Company’s 2016 annual meeting of stockholders. The modification of the award resulted in an additional $64,000 in stock-based compensation expense for the three months ended March 31, 2016.

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

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2015	—	$—
Granted	51,015	34.13
Vested	(12,759)	34.13
Nonvested at December 31, 2016	38,256	34.13

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

The following table summarizes the Company’s other restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2014	—	$—
Granted	67,076	12.15
Vested	(22,364)	12.15
Nonvested at December 31, 2015	44,712	12.15
Granted	—	—
Vested	(22,364)	12.15
Nonvested at December 31, 2016	22,348	12.15

As of December 31, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock was $38,000, which is expected to be recognized over a weighted-average period of one year.

On August 13, 2012, the Board of Directors authorized the Company, acting as trustee for certain of its non-officer, overseas employees, to execute a Rule 10b5-1 plan to purchase 100,000 shares of its common stock in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act and the Company’s policies regarding stock transactions.  Pursuant to this authority, the Company, as Trustee, entered into a 10b5-1 plan and began purchasing in December 2012. The latest 10b5-1 plan terminated in November 2014, and the Company, as Trustee, did not enter into a new 10b5-1 plan. The employees received the stock as incentive compensation in quarterly increments over three years beginning March 15, 2013, provided that they were employees of the Company on the date of the distribution. Any common stock that was forfeited by an employee whose employment terminated was delivered to the Company and held as treasury stock.

	Shares	Wtd. Avg. Grant-Date Fair Value
Nonvested at December 31, 2013	53,324	$1.37
Vested	(25,342)	1.37
Forfeited	(3,998)	1.37
Nonvested at December 31, 2014	23,984	1.37
Vested	(23,984)	1.37
Forfeited	—	—
Nonvested at December 31, 2015	—	—

6.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(3,106)	$(7,820)	$4,502
Foreign	67,183	55,613	16,134
Income before income taxes	$64,077	$47,793	$20,636

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$7,151	$12	$104
State	(81)	100	11
Foreign	1,648	456	194
Total current taxes	8,718	568	309
Deferred taxes	273	(16)	(43)
Income tax provision	$8,991	$552	$266

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax at federal statutory rate	$22,427	$16,250	$7,016
Effect of permanent differences	12,496	370	9
Change in valuation allowance	(3,877)	2,017	(2,070)
Foreign rate differential	(21,713)	(18,099)	(5,240)
Other reconciling items	(342)	14	551
Income tax provision	$8,991	$552	$266

Income before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2016	2015	2014
Cayman Islands	—%	$58,169	$50,993	$16,267
Hong Kong	16.5%	3,992	2,645	1,129
China	25.0%	3,855	1,493	153

Deferred income taxes consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$235	$3,197
Stock-based compensation	623	—
Accrued expenses	3,174	3,367
Tax credits	—	418
Other	—	32
Total deferred tax assets	4,032	7,014
Valuation allowance	(235)	(4,112)
Net deferred tax assets	3,797	2,902
Deferred tax liabilities:
Foreign earnings	(3,650)	(2,789)
Other	(415)	(173)
Total deferred tax liabilities	(4,065)	(2,962)
Net deferred tax liability	$(268)	$(60)

As of December 31, 2016, the Company has released its valuation allowance against its U.S. deferred tax assets. In addition to having a net deferred tax liability and no indefinite lived intangibles, the Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets in future periods or carryback years.

As of December 31, 2016, the Company has a valuation allowance against certain foreign deferred tax assets. The Company is recording a valuation allowance in foreign jurisdictions with an overall deferred tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision. As of December 31, 2016, the Company has no U.S. federal net operating loss or credit carryforwards as any remaining attributes are expected to be fully utilized to offset tax in the current year.

At December 31, 2016, the Company has foreign net operating loss carryforwards of approximately $1.3 million in various jurisdictions with various expirations.

As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, the Company determined that a portion of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. The Company repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, part of which was offset by U.S. net operating losses. Accordingly, the deferred tax liability previously established for undistributed foreign earnings up to its existing U.S. net operating losses was reduced. The excess amount repatriated during the year ended December 31, 2016 was generated from current foreign earnings. The Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. corporate tax rate. As of December 31, 2016, the Company has recorded a deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2016.

The Company and its subsidiaries file tax returns in the United States, California and Texas and various foreign jurisdictions. For federal income tax purposes, fiscal years 2007 through 2015 remain open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. The Company is no longer subject to state income tax examinations for years prior to 2011. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2016	2015	2014

Cash paid during the year for:	(In Thousands)
Income taxes, net of refunds	$8,791	$707	$60
Interest	9	—	1
Non-cash financing activity:
Conversion of preferred stock	—	—	111
Issuance of treasury stock	1,741	666	—

8.     RELATED PARTY TRANSACTIONS

Product Royalties

On April 29, 2015, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called Soothe™. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Mr. Broady is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Further, the Company agreed to pay BHS $11,700 as royalties for the period it began selling the product in the fourth quarter of 2012 through 2014. The Company recognized royalties of $3,400, $7,000 and $6,400 during 2016, 2015 and 2014, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

In February 2013, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called ReStor™.  Under this agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty and Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. This provision was effective retroactive to January 1, 2015.  The Company recognized royalties of $475,000, $555,000 and $144,000 during 2016, 2015 and 2014, respectively.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

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

9.     EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2016, 2015 and 2014, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $134,000, $115,000 and $60,000 for 2016, 2015 and 2014, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

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

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net sales from external customers:
United States	$4,100	$3,246	$1,438
Canada	1,809	2,746	1,374
Hong Kong	263,482	245,737	111,028
China	9,086	4,425	1,538
Taiwan	6,213	5,965	4,628
South Korea	691	1,129	1,009
Commonwealth of Independent States (Russia, Kazakhstan and Ukraine)[1]	858	1,139	3,113
Europe	1,234	382	373
Other foreign countries	255	91	89
Total net sales	$287,728	$264,860	$124,590

1 The Company discontinued its Ukraine operations during the second quarter of 2015.

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net sales by product and service:
Product sales	$269,731	$253,041	$118,843
Enrollment package revenue, freight and other	25,616	17,623	7,927
Less: sales returns	(7,619)	(5,804)	(2,180)
Total net sales	$287,728	$264,860	$124,590

Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2016	2015
Long-lived assets:
United States	$763	$283
Hong Kong	140	204
China	199	252
Other foreign countries	286	155
Total long-lived assets	$1,388	$894

11.     SUBSEQUENT EVENTS

On January 24, 2017, the Board of Directors declared a cash dividend of $0.09 and a special cash dividend of $0.35 on each share of common stock outstanding. Such dividends were paid on March 3, 2017 to stockholders of record on February 21, 2017. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

On January 24, 2017, the Company granted 56,260 shares of restricted common stock under the 2016 Plan to certain employees for the purpose of settling fiscal 2016 performance incentives. The shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of their termination of service to the Company under specified circumstances.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2016 was effective.

Attestation Report of the Company's Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Lane Gorman Trubitt, LLC, an independent registered public accounting firm, as stated in their attestation report in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2016.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2016.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2016.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2016.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” of this report.

2.
Financial Statement Schedules. Financial statement schedules have been omitted because they are not required, not applicable, or because the required information is shown in the financial statements or notes thereto.

3.
Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as a part of, and are incorporated by reference into, this report. We will furnish any of the exhibits referenced in the accompanying Exhibit Index to a requesting shareholder upon payment of a fee equal to our reasonable expenses in furnishing such exhibit(s).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: March 10, 2017	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	March 10, 2017
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	March 10, 2017
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	March 10, 2017
Randall A. Mason

/s/ George K. Broady	Director	March 10, 2017
George K. Broady

/s/ Kin Y. Chung	Director	March 10, 2017
Kin Y. Chung

/s/ Yiu T. Chan	Director	March 10, 2017
Yiu T. Chan

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
3.3	By-Laws of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.02 to Current Report on Form 8-K filed on July 12, 2005).
4.1
Specimen Certificate for shares of common stock, $.001 par value per share, of Natural Health Trends Corp. (incorporated by reference to Exhibit 4.01 to Annual Report on Form 10-K filed on May 8, 2006).

+10.1	Natural Health Trends Corp. 2016 Equity Incentive Plan (incorporated by reference to Appendix C to Definitive Proxy Statement filed on March 4, 2016).
+10.2	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed March 4, 2016).
+10.3	Natural Health Trends Corp. Annual Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Appendix A to Definitive Proxy Statement filed on March 4, 2016).
+10.4	Natural Health Trends Corp. 2014 Long-Term Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Appendix B to Definitive Proxy Statement filed on March 4, 2016).
+10.5	First Amendment to the Natural Health Trends Corp. 2014 Long-Term Incentive Plan (Restated as of January 1, 2016) (filed herewith).
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

+10.9
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

14.1	Worldwide Code of Business Conduct, as revised on November 5, 2015 (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed on February 12, 2015).
21.1	Subsidiaries of Natural Health Trends Corp. (filed herewith).
23.1	Consent of Lane Gorman Trubitt, LLC (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

+ Management contract or compensatory plan