Form 10-Q
period 2017-03-31
NATURAL HEALTH TRENDS CORP
filed 2017-04-27
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At April 21, 2017, the number of shares outstanding of the registrant’s common stock was 11,341,890 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2017

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

•	Our failure to maintain and expand our member relationships could adversely affect our business;

•	We are currently being sued in three lawsuits alleging, among other things, that we made materially false and misleading statements regarding the legality of our business operations in China;

•	We are currently involved in, and may in the future face, litigation claims and governmental proceedings and inquiries that could harm our business;

•	Although our members are independent contractors, improper member actions that violate laws or regulations could harm our business;

•
Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;

•	The high level of competition in our industry could adversely affect our business;

•	Challenges by third parties to the legality of our business operations could harm our business;

•	An increase in the amount of compensation paid to members would reduce profitability;

•	Currency exchange rate fluctuations could lower our revenue and net income;

•	Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income;

•	Transfer pricing regulations affect our business and results of operations;

•	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;

•	Failure of new products to gain member and market acceptance could harm our business;

•	New regulations governing the marketing and sale of nutritional supplements could harm our business;

•	Regulations governing the production and marketing of our personal care products could harm our business;

•	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;

•	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;

•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;

•	We are subject to risks relating to product concentration and lack of revenue diversification;

•	We rely on a limited number of independent third parties to manufacture and supply our products;

•	Growth may be impeded by the political and economic risks of entering and operating foreign markets;

•	We may be held responsible for certain taxes or assessments relating to the activities of our members, which could harm our financial condition and operating results;

•	We may be unable to protect or use our intellectual property rights;

•	We do not have a comprehensive product liability insurance program and product liability claims could hurt our business;

•	Our internal controls and accounting methods may require modification;

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,672	$125,921
Inventories	9,170	11,257
Other current assets	2,687	4,066
Total current assets	146,529	141,244
Property and equipment, net	1,330	1,388
Goodwill	1,764	1,764
Restricted cash	2,992	2,963
Other assets	776	692
Total assets	$153,391	$148,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,085	$2,145
Income taxes payable	2,464	663
Accrued commissions	13,196	13,611
Other accrued expenses	12,048	14,989
Deferred revenue	4,301	4,948
Amounts held in eWallets	20,261	19,165
Other current liabilities	1,954	1,633
Total current liabilities	56,309	57,154
Deferred tax liability	266	268
Long-term incentive	7,720	8,190
Total liabilities	64,295	65,612
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at March 31, 2017 and December 31, 2016	13	13
Additional paid-in capital	86,657	86,574
Retained earnings	43,992	38,548
Accumulated other comprehensive loss	(996)	(807)
Treasury stock, at cost; 1,637,524 and 1,692,218 shares at March 31, 2017 and December 31, 2016, respectively	(40,570)	(41,889)
Total stockholders’ equity	89,096	82,439
Total liabilities and stockholders’ equity	$153,391	$148,051

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$59,874	$74,346
Cost of sales	11,245	14,280
Gross profit	48,629	60,066
Operating expenses:
Commissions expense	25,965	35,086
Selling, general and administrative expenses	9,536	10,904
Depreciation and amortization	136	89
Total operating expenses	35,637	46,079
Income from operations	12,992	13,987
Other income (expense), net	156	(24)
Income before income taxes	13,148	13,963
Income tax provision	2,723	2,683
Net income	$10,425	$11,280
Net income per common share:
Basic	$0.93	$0.96
Diluted	$0.93	$0.95
Weighted-average number of common shares outstanding:
Basic	11,229	11,773
Diluted	11,251	11,817
Cash dividends declared per common share	$0.44	$0.05

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$10,425	$11,280
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	76	52
Release of cumulative translation adjustment	(258)	—
Net change in foreign currency translation adjustment	(182)	52
Unrealized (losses) gains on available-for-sale securities	(7)	8
Comprehensive income	$10,236	$11,340

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,425	$11,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	89
Stock-based compensation	9	74
Cumulative translation adjustment realized in net income	(258)	—
Changes in assets and liabilities:
Inventories	2,091	189
Other current assets	1,419	(45)
Other assets	(62)	5
Accounts payable	(61)	(840)
Income taxes payable	1,798	2,620
Accrued commissions	(428)	(2,923)
Other accrued expenses	(1,555)	925
Deferred revenue	(647)	2,445
Amounts held in eWallets	1,138	280
Other current liabilities	314	(157)
Long-term incentive	(508)	(120)
Net cash provided by operating activities	13,811	13,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72)	(240)
Net cash used in investing activities	(72)	(240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(18,319)
Dividends paid	(4,981)	(576)
Net cash used in financing activities	(4,981)	(18,895)
Effect of exchange rates on cash and cash equivalents	(7)	30
Net increase (decrease) in cash and cash equivalents	8,751	(5,283)
CASH AND CASH EQUIVALENTS, beginning of period	125,921	104,914
CASH AND CASH EQUIVALENTS, end of period	$134,672	$99,631
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$1,393	$—

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND CONSOLIDATION

Nature of Operations

Natural Health Trends Corp. (the “Company”), a Delaware corporation, is an international direct-selling and e-commerce company headquartered in Rolling Hills Estates, California. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand.

The Company’s wholly-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States, Canada, Cayman Islands, and Mexico; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia and Vietnam; South Korea; Japan; Europe and Peru. The Company also operates in Russia and Kazakhstan through an engagement with a local service provider.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2016 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 10, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2. ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2016, including interim periods within those annual years, and early adoption was permitted. The Company adopted this guidance as of the quarter ended March 31, 2017. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Under this guidance, entities are required to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This guidance was effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Entities were permitted to adopt this guidance either prospectively or retrospectively. The Company elected to early adopt this guidance prospectively as of the quarter ended December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. Under this guidance, inventory not measured using either the last in, first out (LIFO) or the retail inventory method are to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance as of the quarter ended March 31, 2017. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

3. NET INCOME PER COMMON SHARE

Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following tables illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2017			2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$10,425	11,229	$0.93	$11,280	11,773	$0.96
Effect of dilutive securities:
Non-vested restricted stock	—	22		—	44
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$10,425	11,251	$0.93	$11,280	11,817	$0.95

4. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$64,222	$52,453
Cash equivalents	70,450	73,468
	$134,672	$125,921
Other accrued expenses:
Sales returns	$2,229	$1,632
Employee-related	7,332	10,541
Warehousing, inventory-related and other	2,487	2,816
	$12,048	$14,989

5. FAIR VALUE MEASUREMENTS

As of March 31, 2017, cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes and bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at March 31, 2017 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	March 31, 2017			December 31, 2016
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Municipal bonds and notes	$6,143	$—	$6,143	$43,490	$—	$43,490
Corporate debt securities	15,561	(9)	15,552	1,673	(2)	1,671
Financial institution instruments	48,755	—	48,755	28,307	—	28,307
Total available-for-sale investments	$70,459	$(9)	$70,450	$73,470	$(2)	$73,468

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

6. STOCKHOLDERS’ EQUITY

Dividends

On January 24, 2017, the Board of Directors declared a cash dividend of $0.09 and a special cash dividend of $0.35 on each share of common stock outstanding. Such dividends were paid on March 3, 2017 to stockholders of record on February 21, 2017. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of March 31, 2017, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

Stock-based compensation expense totaled $8,700 and $74,000 for the three months ended March 31, 2017 and 2016, respectively. During March 2016, the Company modified the vesting feature of an award granted to a director who decided to not stand for re-election at the Company’s 2016 annual meeting of stockholders. The modification of the award resulted in an additional $64,000 in stock-based compensation expense for the three months ended March 31, 2016.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At March 31, 2017, 2,393,873 shares remained available for issuance under the 2016 Plan.

On January 24, 2017, the Company granted 56,260 shares of restricted common stock under the 2016 Plan to certain employees for the purpose of further aligning their interest with those of its stockholders and settling fiscal 2016 performance incentives totaling $1.4 million. The shares vest on a quarterly basis over three years and are subject to forfeiture in the event of the employee’s termination of service to the Company under specified circumstances.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2016	38,256	$34.13
Granted	56,260	25.44
Vested	(8,834)	29.58
Forfeited	(1,148)	28.55
Nonvested at March 31, 2017	84,534	28.90

The following table summarizes the Company’s other restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2016	22,348	$12.15
Granted	—	—
Vested	(5,485)	12.15
Forfeited	(418)	12.28
Nonvested at March 31, 2017	16,445	12.15

As of March 31, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock was $29,000, which is expected to be recognized over a weighted-average period of 0.7 years.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first three months of 2017 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2016	$(805)	$(2)	$(807)
Other comprehensive income (loss)	76	(7)	69
Amounts reclassified out of accumulated other comprehensive loss	(258)	—	(258)
Balance, March 31, 2017	$(987)	$(9)	$(996)

7. INCOME TAXES

As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, the Company determined that a portion of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. The Company repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, part of which was offset by U.S. net operating losses. Accordingly, the deferred tax liability previously established for undistributed foreign earnings up to its existing U.S. net operating losses was reduced. The excess amount repatriated during the year ended December 31, 2016 was generated from current foreign earnings. The Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. corporate tax rate. As of March 31, 2017, the Company has accrued tax liabilities for earnings that the Company plans to repatriate out of accumulated earnings in future periods. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2017.

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

8. COMMITMENTS AND CONTINGENCIES

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

9. RELATED PARTY TRANSACTIONS

On April 29, 2015, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called Soothe™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Royalties recognized for the three months ended March 31, 2017 and 2016 were $700 and $1,200, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

In February 2013, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called ReStor™.  Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision was effective retroactively to January 1, 2015. Such royalties were $91,000 and $139,000 for the three months ended March 31, 2017 and 2016, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

10. SUBSEQUENT EVENT

On April 24, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 and a special cash dividend of $0.35 on each share of common stock outstanding. Such dividends are payable on May 19, 2017 to stockholders of record on May 9, 2017. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: North America, which consists of the United States, Canada, Cayman Islands and Mexico; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia and Vietnam; South Korea; Japan; Europe and Peru. We also operate through an engagement of a third-party service provider in Russia and Kazakhstan.

Our member network operates in a seamless manner from market to market, except for our China market where we sell to consumers through an e-commerce platform, and our Russia and Kazakhstan market where our engagement of a third-party service provider results in a different economic structure than in our other markets. Otherwise, we believe that all of our other operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. There is no separate segment manager who is held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for neither the China market or Russia and Kazakhstan market on a stand-alone basis, and neither market is material for the periods presented. As such, we consider ourselves to be in a single reporting segment and operating unit structure.

As of March 31, 2017, we were conducting business through 113,710 active members, compared to 118,960 three months ago and 119,800 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia. We have also begun to invest some resources in Mexico and Peru.

We generate approximately 98% of our net sales from subsidiaries located outside North America, with sales of our Hong Kong subsidiary representing 91% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see generally in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling model in Hong Kong that generates revenue derived from the sale of products to members in Hong Kong and elsewhere, including China. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we operate an e-commerce retail platform in China. We believe that neither of these activities requires a direct selling license in China, which we do not currently hold. We have previously sought to obtain a direct selling license, and in August 2015 initiated the process for submitting a new preliminary application for a direct selling license in China. If we are able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. Increased sales in China, not expected to be material at least initially if any, that could be derived from obtaining a direct selling license may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first three months of 2017 and 2016, represented 43% and 47%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions.We may also enter into agreements for business or market development, which could result in additional compensation to specific members.

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

Sales by our foreign subsidiaries are generally transacted in the respective local currencies and are translated into U.S. dollars using average rates of exchange for each monthly accounting period to which they relate.  Most of our product purchases from third-party manufacturers are transacted in U.S. dollars.  Consequently, our sales and net earnings are affected by changes in currency exchange rates, with sales and earnings generally increasing with a weakening U.S. dollar and decreasing with a strengthening U.S. dollar, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and more specifically under the caption “Foreign Currency Exchange Risk” for further information.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	18.8	19.2
Gross profit	81.2	80.8
Operating expenses:
Commissions expense	43.4	47.2
Selling, general and administrative expenses	15.9	14.7
Depreciation and amortization	0.2	0.1
Total operating expenses	59.5	62.0
Income from operations	21.7	18.8
Other income (expense), net	0.3	—
Income before income taxes	22.0	18.8
Income tax provision	4.5	3.6
Net income	17.5%	15.2%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017		2016
North America	$1,460	2.4%	$1,063	1.4%
Hong Kong	54,567	91.1	68,159	91.7
China	1,754	2.9	3,315	4.5
Taiwan	1,158	2.0	1,225	1.6
South Korea	122	0.2	201	0.3
Japan	27	—	20	—
Singapore	45	0.1	26	—
Russia and Kazakhstan	217	0.4	205	0.3
Europe	524	0.9	132	0.2
Total	$59,874	100.0%	$74,346	100.0%

Net sales were $59.9 million for the three months ended March 31, 2017 compared with $74.3 million for the comparable period a year ago, a decrease of $14.4 million, or 19%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $13.6 million, or 20%, over the comparable period a year ago. The sales decrease was primarily attributable to the timing of our re-branded Ambassador Academy, an event traditionally held in January of each year that was held in March during 2017.

Outside of our Hong Kong business, net sales decreased $880,000, or 14%, over the comparable three month period a year ago, driven by a 47% decrease in our China e-commerce business, offset by a 297% increase in Europe and a 37% increase in North America. The $1.6 million net sales decrease in our China e-commerce business was primarily the result of decreased sales of our Home product line.

As of March 31, 2017, deferred revenue was $4.3 million, which primarily consisted of $1.4 million pertaining to unshipped product orders, $2.4 million pertaining to auto ship advances and $432,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 81.2% of net sales for the three months ended March 31, 2017 compared with 80.8% of net sales for the three months ended March 31, 2016. The gross profit margin percentage increase was primarily due to lower logistics costs.

Commissions

Commissions were 43.4% of net sales for the three months ended March 31, 2017, compared with 47.2% of net sales for the three months ended March 31, 2016. The decrease as a percentage of net sales for the three month period ended March 31, 2017 primarily resulted from lower estimated costs for on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.5 million for the three months ended March 31, 2017 compared with $10.9 million in the same period a year ago. Selling, general and administrative expenses decreased by 13% during the current-year period mainly due to a decrease in employee-related costs offset by an increase in professional fees as compared to the same period in the prior year.

Income Taxes

An income tax provision of $2.7 million was recognized during each of the three month periods ended March 31, 2017 and 2016. As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, we determined that a portion of our undistributed foreign earnings were no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. We repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, part of which was offset by U.S. net operating losses. Accordingly, the deferred tax liability previously established for undistributed foreign earnings up to existing U.S. net operating losses was reduced. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate.

Liquidity and Capital Resources

At March 31, 2017, our cash and cash equivalents totaled $134.7 million. Total cash and cash equivalents increased by $8.8 million from December 31, 2016 to March 31, 2017. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2017, we had $70.5 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $128.9 million held in bank accounts overseas, which included $7.0 million held in banks located within China subject to foreign currency controls.

As of March 31, 2017, the ratio of current assets to current liabilities was 2.60 to 1.00 and we had $90.2 million of working capital. Working capital as of March 31, 2017 increased $6.1 million compared to our working capital as of December 31, 2016, due primarily to an increase in cash from operations during the three months ended March 31, 2017.

Cash provided by operations was $13.8 million for the first three months of 2017 and remained consistent with the comparable period of 2016, primarily due to the reduction in inventories and inventory-related deposits.

Cash flows used in investing activities totaled $72,000 during the first three months of 2017. Software development costs of $46,000 were incurred during the first three months of 2017 for our enhancement of our back office software platform. Cash flows used in investing activities totaled $240,000 during the first three months of 2016 and consisted primarily of buildout costs of $185,000 at our Canadian Healthy Lifestyle Center in Vancouver, British Columbia.

Cash flows used in financing activities during the first three months of 2017 consisted solely of dividend payments totaling $5.0 million. Cash flows used in financing activities during the first three months of 2016 totaled $18.9 million, and consisted primarily of $18.3 million in stock repurchases.

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

Our priority is to focus our resources on investing in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia. We will continue to invest in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and other requirements for a China direct selling license application. We also have begun to invest some resources in Central and South America.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 10, 2017. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

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

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.4 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At March 31, 2017 and December 31, 2016, enrollment package revenue totaling $432,000 and $430,000 was deferred, respectively. Although we have no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $2.4 million and $2.3 million at March 31, 2017 and December 31, 2016, respectively.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 1% of sales for the three month periods ended March 31, 2017 and 2016.  The allowance for sales returns was $2.2 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively.  No material changes in estimates have been recognized during the periods presented.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $13.2 million and $13.6 million at March 31, 2017 and December 31, 2016, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of March 31, 2017, we no longer have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. An income tax provision of $2.7 million was recognized during the three month periods ended March 31, 2017 and 2016. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate. As of March 31, 2017, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2017.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. dollar. Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Canadian dollar, and European euro represented approximately 7% of our revenue during each of the three month periods ended March 31, 2017 and 2016. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain balances denominated in currencies other than the U.S. dollar.

Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, Canada, Central America, South America and Europe. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar. We also experience indirect exchange rate exposure to the Chinese yuan, which affects our Chinese members’ purchasing power. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition. Further, to date we have not attempted to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except that we continued our enhancement within the Oracle E-Business Suite by automating inventory purchasing, management and costing for our Hong Kong subsidiary.

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

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2016.

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

NATURAL HEALTH TRENDS CORP.

Date: April 27, 2017	/s/ Timothy S. Davidson
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