Form 10-Q
period 2017-06-30
NATURAL HEALTH TRENDS CORP
filed 2017-08-02
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

At July 28, 2017, the number of shares outstanding of the registrant’s common stock was 11,341,890 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2017

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,261	$125,921
Inventories	9,804	11,257
Other current assets	3,638	4,066
Total current assets	149,703	141,244
Property and equipment, net	1,292	1,388
Goodwill	1,764	1,764
Restricted cash	3,039	2,963
Other assets	768	692
Total assets	$156,566	$148,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,371	$2,145
Income taxes payable	4,971	663
Accrued commissions	12,666	13,611
Other accrued expenses	10,366	14,989
Deferred revenue	3,994	4,948
Amounts held in eWallets	18,713	19,165
Other current liabilities	1,622	1,633
Total current liabilities	54,703	57,154
Deferred tax liability	285	268
Long-term incentive	7,179	8,190
Total liabilities	62,167	65,612
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at June 30, 2017 and December 31, 2016	13	13
Additional paid-in capital	86,665	86,574
Retained earnings	49,198	38,548
Accumulated other comprehensive loss	(907)	(807)
Treasury stock, at cost; 1,637,524 and 1,692,218 shares at June 30, 2017 and December 31, 2016, respectively	(40,570)	(41,889)
Total stockholders’ equity	94,399	82,439
Total liabilities and stockholders’ equity	$156,566	$148,051

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$51,465	$80,391	$111,339	$154,737
Cost of sales	9,793	15,059	21,038	29,339
Gross profit	41,672	65,332	90,301	125,398
Operating expenses:
Commissions expense	22,075	37,883	48,040	72,969
Selling, general and administrative expenses	6,590	12,431	16,126	23,335
Depreciation and amortization	140	91	276	180
Total operating expenses	28,805	50,405	64,442	96,484
Income from operations	12,867	14,927	25,859	28,914
Other income (expense), net	80	16	236	(8)
Income before income taxes	12,947	14,943	26,095	28,906
Income tax provision	2,644	2,742	5,367	5,425
Net income	$10,303	$12,201	$20,728	$23,481
Net income per common share:
Basic	$0.92	$1.08	$1.84	$2.03
Diluted	$0.91	$1.07	$1.84	$2.03
Weighted-average number of common shares outstanding:
Basic	11,243	11,333	11,236	11,553
Diluted	11,274	11,359	11,264	11,579
Cash dividends declared per common share	$0.45	$0.06	$0.89	$0.11

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,303	$12,201	$20,728	$23,481
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	87	(327)	163	(275)
Release of cumulative translation adjustment	—	132	(258)	132
Net change in foreign currency translation adjustment	87	(195)	(95)	(143)
Unrealized gains (losses) on available-for-sale securities	2	(1)	(5)	7
Comprehensive income	$10,392	$12,005	$20,628	$23,345

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,728	$23,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276	180
Stock-based compensation	17	84
Cumulative translation adjustment realized in net income	(258)	132
Changes in assets and liabilities:
Inventories	1,388	(1,865)
Other current assets	489	(612)
Other assets	(58)	2
Accounts payable	226	665
Income taxes payable	4,304	487
Accrued commissions	(915)	(989)
Other accrued expenses	(3,229)	2,597
Deferred revenue	(939)	4,816
Amounts held in eWallets	(327)	1,759
Other current liabilities	(24)	203
Long-term incentive	(1,049)	(506)
Net cash provided by operating activities	20,629	30,434
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(170)	(524)
Net cash used in investing activities	(170)	(524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(23,704)
Dividends paid	(10,078)	(1,262)
Net cash used in financing activities	(10,078)	(24,966)
Effect of exchange rates on cash and cash equivalents	(41)	(209)
Net increase in cash and cash equivalents	10,340	4,735
CASH AND CASH EQUIVALENTS, beginning of period	125,921	104,914
CASH AND CASH EQUIVALENTS, end of period	$136,261	$109,649
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$1,393	$1,741

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

The Company’s wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia and Vietnam; South Korea; Japan; and Europe. The Company also operates in Russia and Kazakhstan through an engagement with a local service provider.

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

The following tables illustrate the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2017			2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$10,303	11,243	$0.92	$12,201	11,333	$1.08
Effect of dilutive securities:
Non-vested restricted stock	—	31		—	26
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$10,303	11,274	$0.91	$12,201	11,359	$1.07

	Six Months Ended June 30,
	2017			2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$20,728	11,236	$1.84	$23,481	11,553	$2.03
Effect of dilutive securities:
Non-vested restricted stock	—	28		—	26
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$20,728	11,264	$1.84	$23,481	11,579	$2.03

4. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$63,036	$52,453
Cash equivalents	73,225	73,468
	$136,261	$125,921
Other accrued expenses:
Sales returns	$2,301	$1,632
Employee-related	6,087	10,541
Warehousing, inventory-related and other	1,978	2,816
	$10,366	$14,989

5. FAIR VALUE MEASUREMENTS

As of June 30, 2017, cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes and bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2017 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	June 30, 2017			December 31, 2016
	Adjusted Cost	Gross Unrealized Gains (Losses)	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Municipal bonds and notes	$11,895	$2	$11,897	$43,490	$—	$43,490
Corporate debt securities	16,312	(9)	16,303	1,673	(2)	1,671
Financial institution instruments	45,025	—	45,025	28,307	—	28,307
Total available-for-sale investments	$73,232	$(7)	$73,225	$73,470	$(2)	$73,468

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

6. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the six months ended June 30, 2017 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
April 24, 2017 (special)	$0.35	$3,964	May 9, 2017	May 19, 2017
April 24, 2017	0.10	1,133	May 9, 2017	May 19, 2017
January 24, 2017 (special)	0.35	3,962	February 21, 2017	March 3, 2017
January 24, 2017	0.09	1,019	February 21, 2017	March 3, 2017
	$0.89	$10,078

Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of June 30, 2017, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

Stock-based compensation expense totaled $8,600 and $10,000 for the three months ended June 30, 2017 and 2016, respectively, and $17,300 and $84,000 for the six months ended June 30, 2017 and 2016, respectively. During March 2016, the Company modified the vesting feature of an award granted to a director who decided to not stand for re-election at the Company’s 2016 annual meeting of stockholders. The modification of the award resulted in an additional $64,000 in stock-based compensation expense for the three months ended March 31, 2016.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At June 30, 2017, 2,393,873 shares remained available for issuance under the 2016 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2016	38,256	$34.13
Granted	56,260	25.44
Vested	(17,668)	29.58
Forfeited	(1,148)	28.55
Nonvested at June 30, 2017	75,700	28.90

The following table summarizes the Company’s other restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2016	22,348	$12.15
Granted	—	—
Vested	(10,970)	12.15
Forfeited	(418)	12.28
Nonvested at June 30, 2017	10,960	12.15

As of June 30, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock was $18,500, which is expected to be recognized over a weighted-average period of 0.5 years.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first six months of 2017 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2016	$(805)	$(2)	$(807)
Other comprehensive income (loss)	163	(5)	158
Amounts reclassified out of accumulated other comprehensive loss	(258)	—	(258)
Balance, June 30, 2017	$(900)	$(7)	$(907)

7. INCOME TAXES

As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, the Company determined that a portion of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. The Company repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, part of which was offset by U.S. net operating losses. Accordingly, the deferred tax liability previously established for undistributed foreign earnings up to its existing U.S. net operating losses was reduced. The excess amount repatriated during the year ended December 31, 2016 was generated from current foreign earnings. The Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. corporate tax rate. As of June 30, 2017, the Company has accrued tax liabilities for earnings that the Company plans to repatriate out of accumulated earnings in future periods. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2017.

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

8. COMMITMENTS AND CONTINGENCIES

Securities Class Action

In January 2016, two putative securities class action complaints were filed against the Company and its top executives in the United States District Court for the Central District of California. On March 29, 2016, the Court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between March 6, 2015 and March 15, 2016 under (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng, Timothy S. Davidson and George K. Broady (together, the “Individual Defendants”), and (ii) Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. The consolidated complaint alleges, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. The Company moved to dismiss the consolidated complaint on June 15, 2016. After full briefing and a hearing, the Court denied defendants’ motion to dismiss on December 5, 2016. On February 17, 2017, the Company filed an answer to the consolidated complaint. On April 14, 2017, the Court entered an order setting case management deadlines for the case, which include the conclusion of fact discovery in May 2018 and a final pretrial conference in August 2018. On July 10, 2017, the Court entered a stipulation between the parties, postponing all deadlines and staying the case for thirty days to allow the parties to engage in settlement discussions. On July 17, 2017, the parties reached an agreement in principle to settle the action. On July 18, 2017, the parties jointly filed a stipulation and proposed order with the Court, seeking to extend the stay for approximately sixty days to allow them an opportunity to negotiate the terms of a written settlement agreement and prepare and file the documentation necessary to obtain Court approval of the settlement. The Court entered the requested order on July 25, 2017, effecting a further stay of the case until September 25, 2017.  If approved, the proposed settlement will be fully funded by the Company’s insurers.  Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if a settlement is not finalized and approved by the Court.

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

The consolidated class action, if a settlement is not finalized and approved by the Court, and the Derivative Complaints, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect the Company’s operating results and financial condition.

9. RELATED PARTY TRANSACTIONS

On April 29, 2015, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called Soothe™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Royalties recognized for the three months ended June 30, 2017 and 2016 were $500 and $800, respectively, and $1,200 and $2,000 for the six months ended June 30, 2017 and 2016, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

In February 2013, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called ReStor™.  Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision was effective retroactively to January 1, 2015. Such royalties were $86,000 and $141,000 for the three months ended June 30, 2017 and 2016, respectively, and $177,000 and $280,000 for the six months ended June 30, 2017 and 2016, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

10. SUBSEQUENT EVENT

On July 31, 2017, the Board of Directors declared a quarterly cash dividend of $0.11 and a special cash dividend of $0.25 on each share of common stock outstanding. Such dividends are payable on August 31, 2017 to stockholders of record on August 21, 2017. Payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia and Vietnam; South Korea; Japan; and Europe. We also operate through an engagement of a third-party service provider in Russia and Kazakhstan.

Our member network operates in a seamless manner from market to market, except for our China market where we sell to consumers through an e-commerce platform, and our Russia and Kazakhstan market where our engagement of a third-party service provider results in a different economic structure than in our other markets. Otherwise, we believe that all of our other operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. There is no separate segment manager who is held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for neither the China market nor the Russia and Kazakhstan market on a stand-alone basis, and neither market is material for the periods presented. As such, we consider ourselves to be in a single reporting segment and operating unit structure.

As of June 30, 2017, we were conducting business through 107,290 active members, compared to 113,710 three months ago and 126,440 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia. We have also begun to invest some resources in Mexico and Peru.

We generate approximately 97% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 89% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see generally in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling model in Hong Kong that generates revenue derived from the sale of products to members in Hong Kong and elsewhere, including China. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we operate an e-commerce retail platform in China. We believe that neither of these activities requires a direct selling license in China, which we do not currently hold. We have previously sought to obtain a direct selling license, and in August 2015 initiated the process for submitting a new preliminary application for a direct selling license in China. If we are able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first six months of 2017 and 2016, represented 43% and 47%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions.We may also enter into agreements for business or market development, which could result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.0	18.7	18.9	19.0
Gross profit	81.0	81.3	81.1	81.0
Operating expenses:
Commissions expense	42.9	47.1	43.2	47.1
Selling, general and administrative expenses	12.8	15.5	14.5	15.1
Depreciation and amortization	0.3	0.1	0.2	0.1
Total operating expenses	56.0	62.7	57.9	62.3
Income from operations	25.0	18.6	23.2	18.7
Other income (expense), net	0.1	—	0.2	—
Income before income taxes	25.1	18.6	23.4	18.7
Income tax provision	5.1	3.4	4.8	3.5
Net income	20.0%	15.2%	18.6%	15.2%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Americas	$1,641	3.2%	$1,995	2.5%	$3,101	2.8%	$3,058	2.0%
Hong Kong	45,688	88.8	73,347	91.2	100,255	90.0	141,506	91.4
China	1,247	2.4	2,500	3.1	3,001	2.7	5,815	3.8
Taiwan	1,729	3.4	1,899	2.4	2,887	2.6	3,124	2.0
South Korea	129	0.2	191	0.2	251	0.2	392	0.3
Japan	33	0.1	16	—	60	0.1	36	—
Singapore	39	0.1	16	—	84	0.1	42	—
Russia and Kazakhstan	229	0.4	222	0.3	446	0.4	427	0.3
Europe	730	1.4	205	0.3	1,254	1.1	337	0.2
Total	$51,465	100.0%	$80,391	100.0%	$111,339	100.0%	$154,737	100.0%

Net sales were $51.5 million for the three months ended June 30, 2017 compared with $80.4 million for the comparable period a year ago, a decrease of $28.9 million, or 36%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $27.7 million, or 38%, over the comparable period a year ago. The sales decrease was primarily attributable to the slowdown we have been experiencing in our Asian markets since the third quarter of 2016. In addition, Hong Kong experienced a decrease of 21,800 active members, or 19%, from June 30, 2016 to June 30, 2017, which contributed to the decrease in product sales volume.

Outside of our Hong Kong business, net sales decreased $1.3 million, or 18%, over the comparable three month period a year ago, driven by a 50% decrease in our China e-commerce business and a 18% decrease in the Americas, offset by a 256% increase in Europe. The $1.3 million net sales decrease in our China e-commerce business was primarily the result of decreased sales of our Home and Wellness product lines.

Net sales were $111.3 million for the six months ended June 30, 2017 compared with $154.7 million for the comparable period a year ago, a decrease of $43.4 million, or 28%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $41.3 million, or 29%, over the comparable period a year ago. Hong Kong experienced a decrease of 21,800 active members, or 19%, from June 30, 2016 to June 30, 2017, which contributed to the decrease in product sales volume.

Outside of our Hong Kong business, net sales for the six months ended June 30, 2017 decreased $2.1 million, or 16%, over the comparable six month period a year ago, driven by a 48% decrease in our China e-commerce business, offset by a 272% increase in net sales in Europe. The $2.8 million net sales decrease in our China e-commerce business was primarily the result of decreased sales of our Home product line.

As of June 30, 2017, deferred revenue was $4.0 million, which primarily consisted of $1.7 million pertaining to unshipped product orders, $1.9 million pertaining to auto ship advances and $440,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 81.0% of net sales for the three months ended June 30, 2017 compared with 81.3% of net sales for the three months ended June 30, 2016. The gross profit margin percentage decrease was primarily due to lower event revenue, offset by lower logistics costs.

Gross profit was 81.1% of net sales for the six months ended June 30, 2017 compared with 81.0% of net sales for the six months ended June 30, 2016. The gross profit margin percentage increase was primarily due to lower logistics costs, offset by lower event revenue.

Commissions

Commissions were 42.9% of net sales for the three months ended June 30, 2017, compared with 47.1% of net sales for the three months ended June 30, 2016, and 43.2% of net sales for the six months ended June 30, 2017, compared with 47.1% for the comparable period a year ago. The decrease as a percentage of net sales for the three and six month periods ended June 30, 2017 primarily resulted from lower estimated costs for on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.6 million for the three months ended June 30, 2017 compared with $12.4 million in the same period a year ago. For the six months ended June 30, 2017, selling, general and administrative expenses were $16.1 million compared with $23.3 million for the comparable period a year ago. Selling, general and administrative expenses decreased by 47% and 31%, respectively, during the three and six month periods mainly due to decreases in employee-related costs and event costs, as well as a decrease in credit card fees and assessments due to lower net sales, offset by an increase in professional fees as compared to the same period in the prior year.

Income Taxes

An income tax provision of $2.6 million and $2.7 million was recognized during the three month periods ended June 30, 2017 and 2016, respectively, and $5.4 million was recognized during each of the six month periods ended June 30, 2017 and 2016. As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, we determined that a portion of our undistributed foreign earnings were no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. We repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, part of which was offset by U.S. net operating losses. Accordingly, the deferred tax liability previously established for undistributed foreign earnings up to existing U.S. net operating losses was reduced. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate.

Liquidity and Capital Resources

At June 30, 2017, our cash and cash equivalents totaled $136.3 million. Total cash and cash equivalents increased by $10.3 million from December 31, 2016 to June 30, 2017. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2017, we had $73.2 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $130.4 million held in bank accounts overseas, which included $6.1 million held in banks located within China subject to foreign currency controls.

As of June 30, 2017, the ratio of current assets to current liabilities was 2.74 to 1.00 and we had $95.0 million of working capital. Working capital as of June 30, 2017 increased $10.9 million compared to our working capital as of December 31, 2016, due primarily to an increase in cash from operations during the six months ended June 30, 2017.

Cash provided by operations was $20.6 million for the first six months of 2017 compared with $30.4 million in the comparable period of 2016. The decrease in operating cash flows resulted primarily from the decrease in product orders, offset by a reduction in inventories and inventory-related deposits.

Cash flows used in investing activities totaled $170,000 during the first six months of 2017 and consisted primarily of software development costs and buildout costs for our expansion into Peru and Vietnam. Cash flows used in investing activities totaled $524,000 during the first six months of 2016 and consisted primarily of software development costs of $426,000 for our Oracle ERP upgrade and enhancement of our back office software platform.

Cash flows used in financing activities during the first six months of 2017 consisted solely of the following dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
April 24, 2017 (special)	$0.35	$3,964	May 9, 2017	May 19, 2017
April 24, 2017	0.10	1,133	May 9, 2017	May 19, 2017
January 24, 2017 (special)	0.35	3,962	February 21, 2017	March 3, 2017
January 24, 2017	0.09	1,019	February 21, 2017	March 3, 2017
	$0.89	$10,078

On July 31, 2017, the Board of Directors declared a quarterly cash dividend of $0.11 and a special cash dividend of $0.25 on each share of common stock outstanding. Such dividends are payable on August 31, 2017 to stockholders of record on August 21, 2017. Payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

Cash flows used in financing activities during the first six months of 2016 totaled $25.0 million, and consisted primarily of $23.7 million in stock repurchases.

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

Our priority is to focus our resources on investing in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia. We will continue to invest in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and other requirements for a China direct selling license application. We also have invested some resources in Mexico and Peru.

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

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.7 million and $2.2 million at June 30, 2017 and December 31, 2016, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At June 30, 2017 and December 31, 2016, enrollment package revenue totaling $440,000 and $430,000 was deferred, respectively. Although we have no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.9 million and $2.3 million at June 30, 2017 and December 31, 2016, respectively.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 1% of sales for the six month periods ended June 30, 2017 and 2016.  The allowance for sales returns was $2.3 million and $1.6 million at June 30, 2017 and December 31, 2016, respectively.  No material changes in estimates have been recognized during the periods presented.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  These incentives may be both monetary and non-monetary in nature.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $12.7 million and $13.6 million at June 30, 2017 and December 31, 2016, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of June 30, 2017, we no longer have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. An income tax provision of $2.6 million and $2.7 million was recognized during the three month periods ended June 30, 2017 and 2016, respectively, and $5.4 million was recognized during each of the six month periods ended June 30, 2017 and 2016. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate. As of June 30, 2017, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2017.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. dollar. Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Canadian dollar, and European euro represented approximately 8% and 7% of our revenue during each of the six month periods ended June 30, 2017 and 2016, respectively. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain balances denominated in currencies other than the U.S. dollar.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Securities Class Action

In January 2016, two putative securities class action complaints were filed against us and our top executives in the United States District Court for the Central District of California. On March 29, 2016, the Court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between March 6, 2015 and March 15, 2016 under (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Natural Health Trends Corp., and Chris T. Sharng, Timothy S. Davidson and George K. Broady (together, the “Individual Defendants”), and (ii) Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. The consolidated complaint alleges, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including running an allegedly illegal multilevel marketing business. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. We moved to dismiss the consolidated complaint on June 15, 2016. After full briefing and a hearing, the Court denied defendants’ motion to dismiss on December 5, 2016. On February 17, 2017, we filed an answer to the consolidated complaint. On April 14, 2017, the Court entered an order setting case management deadlines for the case, which include the conclusion of fact discovery in May 2018 and a final pretrial conference in August 2018. On July 10, 2017, the Court entered a stipulation between the parties, postponing all deadlines and staying the case for thirty days to allow the parties to engage in settlement discussions. On July 17, 2017, the parties reached an agreement in principle to settle the action. On July 18, 2017, the parties jointly filed a stipulation and proposed order with the Court, seeking to extend the stay for approximately sixty days to allow them an opportunity to negotiate the terms of a written settlement agreement and prepare and file the documentation necessary to obtain Court approval of the settlement. The Court entered the requested order on July 25, 2017, effecting a further stay of the case until September 25, 2017.  If approved, the proposed settlement will be fully funded by our insurers. Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if a settlement is not finalized and approved by the Court.

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

NATURAL HEALTH TRENDS CORP.

Date: August 2, 2017	/s/ Timothy S. Davidson
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