Form 10-Q
period 2017-09-30
NATURAL HEALTH TRENDS CORP
filed 2017-11-01
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

At October 27, 2017, the number of shares outstanding of the registrant’s common stock was 11,341,890 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
September 30, 2017

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,953	$125,921
Inventories	10,632	11,257
Other current assets	2,961	4,066
Total current assets	140,546	141,244
Property and equipment, net	1,225	1,388
Goodwill	1,764	1,764
Restricted cash	3,092	2,963
Other assets	772	692
Total assets	$147,399	$148,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,023	$2,145
Income taxes payable	1,064	663
Accrued commissions	10,443	13,611
Other accrued expenses	8,545	14,989
Deferred revenue	3,568	4,948
Amounts held in eWallets	16,178	19,165
Other current liabilities	1,705	1,633
Total current liabilities	42,526	57,154
Deferred tax liability	285	268
Long-term incentive	6,730	8,190
Total liabilities	49,541	65,612
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at September 30, 2017 and December 31, 2016	13	13
Additional paid-in capital	86,674	86,574
Retained earnings	52,457	38,548
Accumulated other comprehensive loss	(716)	(807)
Treasury stock, at cost; 1,637,524 and 1,692,218 shares at September 30, 2017 and December 31, 2016, respectively	(40,570)	(41,889)
Total stockholders’ equity	97,858	82,439
Total liabilities and stockholders’ equity	$147,399	$148,051

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$40,132	$70,679	$151,471	$225,416
Cost of sales	8,183	13,627	29,221	42,966
Gross profit	31,949	57,052	122,250	182,450
Operating expenses:
Commissions expense	15,802	30,578	63,842	103,547
Selling, general and administrative expenses	7,495	11,170	23,621	34,505
Depreciation and amortization	138	96	414	276
Total operating expenses	23,435	41,844	87,877	138,328
Income from operations	8,514	15,208	34,373	44,122
Other (expense) income, net	(12)	48	224	40
Income before income taxes	8,502	15,256	34,597	44,162
Income tax provision	1,164	2,699	6,531	8,124
Net income	$7,338	$12,557	$28,066	$36,038
Net income per common share:
Basic	$0.65	$1.12	$2.50	$3.15
Diluted	$0.65	$1.12	$2.49	$3.14
Weighted-average number of common shares outstanding:
Basic	11,258	11,209	11,244	11,437
Diluted	11,276	11,232	11,269	11,463
Cash dividends declared per common share	$0.36	$0.07	$1.25	$0.18

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$7,338	$12,557	$28,066	$36,038
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	196	(54)	359	(329)
Release of cumulative translation adjustment	—	—	(258)	132
Net change in foreign currency translation adjustment	196	(54)	101	(197)
Unrealized losses on available-for-sale securities	(5)	(11)	(10)	(4)
Comprehensive income	$7,529	$12,492	$28,157	$35,837

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,066	$36,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414	276
Stock-based compensation	26	94
Cumulative translation adjustment realized in net income	(258)	132
Changes in assets and liabilities:
Inventories	590	(4,382)
Other current assets	1,164	(1,244)
Other assets	(61)	(91)
Accounts payable	(1,121)	252
Income taxes payable	392	278
Accrued commissions	(3,143)	(1,045)
Other accrued expenses	(5,064)	3,459
Deferred revenue	(1,364)	222
Amounts held in eWallets	(2,856)	3,098
Other current liabilities	51	26
Long-term incentive	(1,498)	(825)
Net cash provided by operating activities	15,338	36,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(238)	(679)
Net cash used in investing activities	(238)	(679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(23,704)
Dividends paid	(14,157)	(2,049)
Net cash used in financing activities	(14,157)	(25,753)
Effect of exchange rates on cash and cash equivalents	89	(270)
Net increase in cash and cash equivalents	1,032	9,586
CASH AND CASH EQUIVALENTS, beginning of period	125,921	104,914
CASH AND CASH EQUIVALENTS, end of period	$126,953	$114,500
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$5,690	$7,994
Issuance of treasury stock for employee awards, net	$1,393	$1,741

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

The following tables illustrate the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2017			2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$7,338	11,258	$0.65	$12,557	11,209	$1.12
Effect of dilutive securities:
Non-vested restricted stock	—	18		—	23
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$7,338	11,276	$0.65	$12,557	11,232	$1.12

	Nine Months Ended September 30,
	2017			2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$28,066	11,244	$2.50	$36,038	11,437	$3.15
Effect of dilutive securities:
Non-vested restricted stock	—	25		—	26
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$28,066	11,269	$2.49	$36,038	11,463	$3.14

4. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$53,536	$52,453
Cash equivalents	73,417	73,468
	$126,953	$125,921
Other accrued expenses:
Sales returns	$574	$1,632
Employee-related	6,236	10,541
Warehousing, inventory-related and other	1,735	2,816
	$8,545	$14,989

5. FAIR VALUE MEASUREMENTS

As of September 30, 2017, cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes and bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at September 30, 2017 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and accounts payable, approximate fair value because of their short maturities. The carrying amount of the noncurrent restricted cash approximates fair value since, absent the restrictions, the underlying assets would be included in cash and cash equivalents. The Company’s cash equivalents are valued based on level 1 inputs which consist of quoted prices in active markets.

Accounting standards permit companies, at their option, to choose to measure many financial instruments and certain other items at fair value.  The Company has elected to not fair value existing eligible items.

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	September 30, 2017			December 31, 2016
	Adjusted Cost	Gross Unrealized Gains (Losses)	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Municipal bonds and notes	$2,751	$1	$2,752	$43,490	$—	$43,490
Corporate debt securities	24,194	(13)	24,181	1,673	(2)	1,671
Financial institution instruments	46,484	—	46,484	28,307	—	28,307
Total available-for-sale investments	$73,429	$(12)	$73,417	$73,470	$(2)	$73,468

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

6. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the nine months ended September 30, 2017 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
July 31, 2017 (special)	$0.25	$2,833	August 21, 2017	August 31, 2017
July 31, 2017	0.11	1,246	August 21, 2017	August 31, 2017
April 24, 2017 (special)	0.35	3,964	May 9, 2017	May 19, 2017
April 24, 2017	0.10	1,133	May 9, 2017	May 19, 2017
January 24, 2017 (special)	0.35	3,962	February 21, 2017	March 3, 2017
January 24, 2017	0.09	1,019	February 21, 2017	March 3, 2017
	$1.25	$14,157

Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of September 30, 2017, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

Stock-based compensation expense totaled $8,600 and $10,000 for the three months ended September 30, 2017 and 2016, respectively, and $25,900 and $94,000 for the nine months ended September 30, 2017 and 2016, respectively. During March 2016, the Company modified the vesting feature of an award granted to a director who decided to not stand for re-election at the Company’s 2016 annual meeting of stockholders. The modification of the award resulted in an additional $64,000 in stock-based compensation expense for the three months ended March 31, 2016.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At September 30, 2017, 2,393,873 shares remained available for issuance under the 2016 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2016	38,256	$34.13
Granted	56,260	25.44
Vested	(26,502)	29.58
Forfeited	(1,148)	28.55
Nonvested at September 30, 2017	66,866	28.72

The following table summarizes the Company’s other restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2016	22,348	$12.15
Granted	—	—
Vested	(16,455)	12.15
Forfeited	(418)	12.28
Nonvested at September 30, 2017	5,475	12.15

As of September 30, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock was $8,400, which is expected to be recognized over a weighted-average period of 0.2 years.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first nine months of 2017 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2016	$(805)	$(2)	$(807)
Other comprehensive income (loss)	359	(10)	349
Amounts reclassified out of accumulated other comprehensive loss	(258)	—	(258)
Balance, September 30, 2017	$(704)	$(12)	$(716)

7. INCOME TAXES

As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, the Company determined that a portion of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. The Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. corporate tax rate. As of September 30, 2017, the Company has accrued tax liabilities for earnings that the Company plans to repatriate out of accumulated earnings in future periods. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2017.

The Company and its subsidiaries file tax returns in the United States, California and Texas and various foreign jurisdictions. For federal income tax purposes, fiscal years 2007 through 2016 remain open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. The Company is no longer subject to state income tax examinations for years prior to 2011. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

8. COMMITMENTS AND CONTINGENCIES

Securities Class Action

In January 2016, two putative securities class action complaints were filed against the Company and its top executives in the United States District Court for the Central District of California. On March 29, 2016, the Court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between March 6, 2015 and March 15, 2016 under (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng, Timothy S. Davidson and George K. Broady (together, the “Individual Defendants”), and (ii) Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. The consolidated complaint alleges, inter alia, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. The Company moved to dismiss the consolidated complaint on June 15, 2016. After full briefing and a hearing, the Court denied defendants’ motion to dismiss on December 5, 2016. On February 17, 2017, the Company filed an answer to the consolidated complaint. On April 14, 2017, the Court entered an order setting case management deadlines for the case, which included the conclusion of fact discovery in May 2018 and a final pretrial conference in August 2018. On July 10, 2017, the Court entered a stipulation between the parties, postponing all deadlines and staying the case for thirty days to allow the parties to engage in settlement discussions. On July 17, 2017, the parties reached an agreement in principle to settle the action. On July 18, 2017, the parties jointly filed a stipulation and proposed order with the Court, seeking to extend the stay for approximately sixty days to allow them an opportunity to negotiate the terms of a written settlement agreement and prepare and file the documentation necessary to obtain Court approval of the settlement. The Court entered the requested order on July 25, 2017, effecting a further stay of the case until September 25, 2017. The proposed class-wide settlement in the amount of $1.75 million was submitted to the Court for preliminary approval on October 3, 2017, but no hearing date has yet been set. If approved, the proposed settlement will be fully funded by the Company’s insurers. Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if a settlement is not finalized and approved by the Court.

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

The consolidated class action (if a settlement is not finalized and approved by the Court) and the Derivative Complaints, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect the Company’s operating results and financial condition.

9. RELATED PARTY TRANSACTIONS

On April 29, 2015, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called Soothe™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Royalties expense recognized for the three months ended September 30, 2017 and 2016 were $100 and $700, respectively, and $1,300 and $2,700 for the nine months ended September 30, 2017 and 2016, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

In February 2013, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called ReStor™.  Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision was effective retroactively to January 1, 2015. Such royalties were $61,000 and $106,000 for the three months ended September 30, 2017 and 2016, respectively, and $238,000 and $386,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

10. SUBSEQUENT EVENT

On October 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.12 and a special cash dividend of $0.15 on each share of common stock outstanding. Such dividends are payable on November 24, 2017 to stockholders of record on November 14, 2017. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

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

Our member network operates in a seamless manner from market to market, except for our China market where we sell to consumers through an e-commerce platform, and our Russia and Kazakhstan market where our engagement of a third-party service provider results in a different economic structure than in our other markets. Otherwise, we believe that all of our other operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. There is no separate segment manager who is held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for the China market or the Russia and Kazakhstan market on a stand-alone basis, and neither market is material for the periods presented. As such, we consider ourselves to be in a single reporting segment and operating unit structure.

As of September 30, 2017, we were conducting business through 99,690 active members, compared to 107,290 three months ago and 122,900 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia. We have also invested some resources in Mexico and Peru this year.

We generate approximately 97% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 87% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see generally in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first nine months of 2017 and 2016, represented 42% and 46%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into agreements for business or market development, which could result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.4	19.3	19.3	19.1
Gross profit	79.6	80.7	80.7	80.9
Operating expenses:
Commissions expense	39.4	43.3	42.1	45.9
Selling, general and administrative expenses	18.7	15.8	15.6	15.3
Depreciation and amortization	0.3	0.1	0.3	0.1
Total operating expenses	58.4	59.2	58.0	61.3
Income from operations	21.2	21.5	22.7	19.6
Other (expense) income, net	—	0.1	0.1	—
Income before income taxes	21.2	21.6	22.8	19.6
Income tax provision	2.9	3.8	4.3	3.6
Net income	18.3%	17.8%	18.5%	16.0%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Americas	$1,239	3.1%	$1,345	1.9%	$4,340	2.9%	$4,403	2.0%
Hong Kong[1]	35,049	87.3	65,904	93.3	135,304	89.3	207,410	92.0
China	1,731	4.3	1,354	1.9	4,732	3.1	7,169	3.2
Taiwan	1,229	3.1	1,329	1.9	4,116	2.7	4,453	2.0
South Korea	128	0.3	152	0.2	379	0.3	544	0.2
Japan	29	0.1	24	—	89	0.1	60	—
Singapore	40	0.1	57	0.1	124	0.1	99	—
Russia and Kazakhstan	209	0.5	203	0.3	655	0.4	630	0.3
Europe	478	1.2	311	0.4	1,732	1.1	648	0.3
Total	$40,132	100.0%	$70,679	100.0%	$151,471	100.0%	$225,416	100.0%
1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $40.1 million for the three months ended September 30, 2017 compared with $70.7 million for the comparable period a year ago, a decrease of $30.6 million, or 43%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $30.9 million, or 47%, over the comparable period a year ago. The sales decrease was primarily attributable to the slowdown we have been experiencing in our Asian markets since the third quarter of 2016. In addition, Hong Kong experienced a decrease of 26,200 active members, or 23%, from September 30, 2016 to September 30, 2017, which contributed to the decrease in product sales volume.

Outside of our Hong Kong business, net sales increased $308,000, or 6%, over the comparable three month period a year ago, driven by a 54% increase in Europe and a 28% increase in our China e-commerce business. The $377,000 net sales increase in our China e-commerce business was primarily the result of increased sales of our Home and Wellness product lines.

Net sales were $151.5 million for the nine months ended September 30, 2017 compared with $225.4 million for the comparable period a year ago, a decrease of $73.9 million, or 33%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $72.1 million, or 35%, over the comparable period a year ago. Hong Kong experienced a decrease of 26,200 active members, or 23%, from September 30, 2016 to September 30, 2017, which contributed to the decrease in product sales volume.

Outside of our Hong Kong business, net sales for the nine months ended September 30, 2017 decreased $1.8 million, or 10%, over the comparable nine month period a year ago, driven by a 34% decrease in our China e-commerce business, offset by a 167% increase in net sales in Europe. The $2.4 million net sales decrease in our China e-commerce business was primarily the result of decreased sales of our Home product line.

As of September 30, 2017, deferred revenue was $3.6 million, which primarily consisted of $1.7 million pertaining to unshipped product orders, $1.4 million pertaining to auto ship advances and $399,000 pertaining to unamortized enrollment package revenue.

Gross Profit

Gross profit was 79.6% of net sales for the three months ended September 30, 2017 compared with 80.7% of net sales for the three months ended September 30, 2016. The gross profit margin percentage decrease was due to lower event revenue.

Gross profit was 80.7% of net sales for the nine months ended September 30, 2017 compared with 80.9% of net sales for the nine months ended September 30, 2016.The gross profit margin percentage decrease was primarily due to lower event revenue, offset by lower logistics costs.

Commissions

Commissions were 39.4% of net sales for the three months ended September 30, 2017, compared with 43.3% of net sales for the three months ended September 30, 2016. The decrease as a percentage of net sales for the three month period ended September 30, 2017 was primarily due to less cost incurred for our third quarter incentive trip than expected and recognized during the qualification period in 2016. Excluding this benefit, commissions as a percentage of net sales for the third quarter of 2017 would have been consistent with the second quarter of 2017.

Commissions were 42.1% of net sales for the nine months ended September 30, 2017, compared with 45.9% of net sales for the nine months ended September 30, 2016. The decrease as a percentage of net sales for the nine month period ended September 30, 2017 primarily resulted from lower estimated costs for on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.5 million for the three months ended September 30, 2017 compared with $11.2 million in the same period a year ago. For the nine months ended September 30, 2017, selling, general and administrative expenses were $23.6 million compared with $34.5 million for the comparable period a year ago. Selling, general and administrative expenses decreased by 33% and 32%, respectively, during the three and nine month periods mainly due to decreases in employee-related costs and event costs, as well as a decrease in credit card fees and assessments due to lower net sales, partially offset by an increase in professional fees as compared to the same period in the prior year.

Income Taxes

An income tax provision of $1.2 million and $2.7 million was recognized during the three month periods ended September 30, 2017 and 2016, respectively, and $6.5 million and $8.1 million was recognized during the nine month periods ended September 30, 2017 and 2016, respectively. The effective tax rate for the nine month period ended September 30, 2017 is consistent with prior quarters; however, the effective tax rate for the three month period ended September 30, 2017 is less than prior quarters due to a true-up of foreign tax credits generated for the tax years ended December 31, 2015 and December 31, 2016.

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

Liquidity and Capital Resources

At September 30, 2017, our cash and cash equivalents totaled $127.0 million. Total cash and cash equivalents increased by $1.0 million from December 31, 2016 to September 30, 2017. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2017, we had $73.4 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $121.2 million held in bank accounts overseas, which included $6.9 million held in banks located within China subject to foreign currency controls.

As of September 30, 2017, the ratio of current assets to current liabilities was 3.30 to 1.00 and we had $98.0 million of working capital. Working capital as of September 30, 2017 increased $13.9 million compared to our working capital as of December 31, 2016, due primarily to our proactive expense management efforts designed to better align our cost structure with the challenging environment that we encountered during the nine months ended September 30, 2017.

Cash provided by operations was $15.3 million for the first nine months of 2017 compared with $36.3 million in the comparable period of 2016. The decrease in operating cash flows resulted primarily from the decrease in product orders and the impact of our members’ utilization of our eWallet functionality, offset by a reduction in inventories and inventory-related deposits.

Cash flows used in investing activities totaled $238,000 during the first nine months of 2017 and consisted primarily of capitalizable software development costs and buildout costs for our expansion into Peru and Vietnam. Cash flows used in investing activities totaled $679,000 during the first nine months of 2016 and consisted primarily of software development costs of $518,000 for our Oracle ERP upgrade and enhancement of our back office software platform.

Cash flows used in financing activities during the first nine months of 2017 consisted solely of the following dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
July 31, 2017 (special)	$0.25	$2,833	August 21, 2017	August 31, 2017
July 31, 2017	0.11	1,246	August 21, 2017	August 31, 2017
April 24, 2017 (special)	0.35	3,964	May 9, 2017	May 19, 2017
April 24, 2017	0.10	1,133	May 9, 2017	May 19, 2017
January 24, 2017 (special)	0.35	3,962	February 21, 2017	March 3, 2017
January 24, 2017	0.09	1,019	February 21, 2017	March 3, 2017
	$1.25	$14,157

On October 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.12 and a special cash dividend of $0.15 on each share of common stock outstanding. Such dividends are payable on November 24, 2017 to stockholders of record on November 14, 2017. Declaration and payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

Cash flows used in financing activities during the first nine months of 2016 totaled $25.8 million, and consisted of $23.7 million in stock repurchases and $2.1 million in cash dividends.

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

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.7 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At September 30, 2017 and December 31, 2016, enrollment package revenue totaling $399,000 and $430,000 was deferred, respectively. Although we have no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.4 million and $2.3 million at September 30, 2017 and December 31, 2016, respectively.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 1% of sales for the nine month periods ended September 30, 2017 and 2016.  The allowance for sales returns was $574,000 and $1.6 million at September 30, 2017 and December 31, 2016, respectively.  No material changes in estimates have been recognized during the periods presented.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $10.4 million and $13.6 million at September 30, 2017 and December 31, 2016, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of September 30, 2017, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. An income tax provision of $1.2 million and $2.7 million was recognized during the three month periods ended September 30, 2017 and 2016, respectively, and $6.5 million and $8.1 million was recognized during the nine month periods ended September 30, 2017 and 2016, respectively. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. We will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. corporate tax rate. As of September 30, 2017, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2017.

We estimate what our effective tax rate will be for the full fiscal year at each interim reporting period and record a quarterly tax provision based on that estimated effective tax rate. Throughout the year, that estimated rate may change based on variations in our business, changes in our corporate structure, changes in the geographic mix and amount of income, applicable tax laws and regulations, communications with tax authorities, as well as our estimated and actual level of annual pre-tax income. We adjust our income tax provision in the reporting period in which the change in our estimated rate occurs so that the year-to-date provision is consistent with the anticipated annual tax rate. The effective tax rate for the nine month period ended September 30, 2017 is consistent with prior quarters; however, the effective tax rate for the three month period ended September 30, 2017 is less than prior quarters due to a true-up of foreign tax credits generated for the tax years ended December 31, 2015 and December 31, 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both internationally and within the United States, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange and inflation risks.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash, available-for-sale securities, comprising municipal notes, bonds and corporate debt, money market funds and time deposits. The primary objective of our investment in available-for-sale securities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. dollar. Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Canadian dollar, Mexican peso, Peruvian sol and European euro represented approximately 9% and 7% of our revenue during each of the nine month periods ended September 30, 2017 and 2016, respectively. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain balances denominated in currencies other than the U.S. dollar.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Securities Class Action

In January 2016, two putative securities class action complaints were filed against us and our top executives in the United States District Court for the Central District of California. On March 29, 2016, the Court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between March 6, 2015 and March 15, 2016 under (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Natural Health Trends Corp., and Chris T. Sharng, Timothy S. Davidson and George K. Broady (together, the “Individual Defendants”), and (ii) Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. The consolidated complaint alleges, inter alia, that we made materially false and misleading statements regarding the legality of our business operations in China, including running an allegedly illegal multilevel marketing business. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. We moved to dismiss the consolidated complaint on June 15, 2016. After full briefing and a hearing, the Court denied defendants’ motion to dismiss on December 5, 2016. On February 17, 2017, we filed an answer to the consolidated complaint. On April 14, 2017, the Court entered an order setting case management deadlines for the case, which included the conclusion of fact discovery in May 2018 and a final pretrial conference in August 2018. On July 10, 2017, the Court entered a stipulation between the parties, postponing all deadlines and staying the case for thirty days to allow the parties to engage in settlement discussions. On July 17, 2017, the parties reached an agreement in principle to settle the action. On July 18, 2017, the parties jointly filed a stipulation and proposed order with the Court, seeking to extend the stay for approximately sixty days to allow them an opportunity to negotiate the terms of a written settlement agreement and prepare and file the documentation necessary to obtain Court approval of the settlement. The Court entered the requested order on July 25, 2017, effecting a further stay of the case until September 25, 2017.  The proposed class-wide settlement of $1.75 million was submitted to the Court for preliminary approval on October 3, 2017, but no hearing date has yet been set. If approved, the proposed settlement will be fully funded by our insurers. Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if a settlement is not finalized and approved by the Court.

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

The consolidated class action (if a settlement is not finalized and approved by the Court) and the Derivative Complaints, or others filed alleging similar facts, could result in monetary or other penalties that may materially affect our operating results and financial condition.

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

NATURAL HEALTH TRENDS CORP.

Date: November 1, 2017	/s/ Timothy S. Davidson
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