Form 10-K
period 2017-12-31
NATURAL HEALTH TRENDS CORP
filed 2018-03-27
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2017: $202,498,798

At March 21, 2018, the number of shares outstanding of the registrant’s common stock was 11,376,092 shares.

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
December 31, 2017

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

Our Principal Products

We offer a line of “NHT Global” branded products in six distinct categories: wellness, herbal, beauty, lifestyle, home, and baby. These product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

The following table summarizes our product offering by category:

Product Category	Description	Products

Wellness
Products formulated and designed to meet specific wellness goals of our customers. Includes targeted nutrition for joint health, antioxidant support, digestive health, heart health, vision health, immune support and cellular health
Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals
Premium Noni Juice, Triotein®, Cluster X2®, Children’s Chewable MultiVitamin, ReStor Silver®, ReStor Vital®, HerBalance®, Trifusion Max™, Glucosamine 2200, FibeRich®, Energin, Enhanced Essential Probiotics®, Omega 3 Essential Fatty Acids, Memory Burst®, StemRenu®, OcuFocus, FE Enzyme Toothpaste, RespFactor®, CogniMax®

Herbal
Products formulated incorporating ingredients commonly found in traditional Chinese medicine	Herbal supplements	LivaPro®, Cordyceps Mycelia CS-4, Purus

Beauty
Products to help improve skin health and bring an appearance of youthful vibrancy. This product line includes anti-aging and hydrating cleansers, creams, lotions, serums and toners to moisturize, protect and improve the appearance of skin
Facial skin care and hand and body care
Skindulgence® 30-Minute Non-Surgical Facelift System, Time Restore Eye Cream and Essence, BioCell Mask, 24K Renaissance Rejuvenation Serum, Valesce®, Soothe™, Floraeda Hydrating Series, NHT Homme®, Complete Renewal 8 Shampoo, Conditioner and Hair Mask, Botanical Hand Protector

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, intimacy support and energy enhancing supplements	Supplements and topical gels for improved vitality	Alura® Lux by NHT Global, Valura Lux™, LaVie™ Vibrant Energy drink, Twin Slim Diet Jelly®, NaturalGlo™

Home
Products designed to create a clean and natural living environment for the home	Home and car appliances	PurAir Air Purifier, AquaPur Water Purifier

Baby
Products uniquely formulated with gentle ingredients from nature for infants and babies	Infant and toddler bath and body care	Moisturizing Lotion and Foaming Cleanser

We continuously source unique, proprietary and immediate impact products to offer to our members and customers. Our product development is an ongoing process that is fueled by marketplace trends, new technologies and scientific findings, members’ input, research and vendor proposals.

Working closely with raw material manufacturers and contract manufacturers, our mission is to co-develop and bring to market the highest quality products. Our manufacturers are primarily located in the United States, as well as a few in South Korea, Hong Kong and China. Our raw materials are sourced from reputable suppliers around the world. All current and new products introduced into the market are tested to ensure country and state regulatory compliance requirements are met where the products are sold. This includes proper handling, shipping, and shelf-life recommendations for our products. In addition, raw material Certificates of Analysis are reviewed to ensure that appropriate testing has been performed and are within required ingredient specifications.

Operations of the Business

Operating Strategy

Our objective is to help our members succeed in achieving their life objectives; be it personal health, beauty, happiness or financial rewards. Our employees focus on assisting our members in attaining their goals.

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

•
We have implemented a commission structure that makes it as easy as possible to join our business, while giving existing members a chance to start earning money as quickly as possible in multiple ways.

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

We generally purchase finished goods from manufacturers and sell them to our members for retail and personal consumption. We believe that in the event we are unable to source products from our current or alternate suppliers, our revenue, income and cash flow could be adversely and materially impacted. We have some contracts with our suppliers with automatic renewal rights.

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

Each of our products is designated a specified number of bonus volume points. Commissions are paid to members based on total personal and group bonus volume points per weekly sales period. Bonus volume points are essentially a percentage of a product’s wholesale price.

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

	December 31,
	2017	2016
Americas[1]	5,540	3,720
Hong Kong (including those members residing in China)[2]	82,150	108,570
Taiwan	4,460	4,030
South Korea	200	290
Japan	130	100
Singapore	80	80
Russia and Kazakhstan	790	940
Europe	2,320	1,230
Total	95,670	118,960
_____________________________
1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.

Members must agree to the terms and conditions of our member agreement posted on our website. The member agreement sets forth our policies and procedures, and we may elect to terminate a member for non-compliance.

We pay commissions to eligible members based on product purchases by such members’ down-line customers and members during a given commission period. To be eligible to receive commissions, members in some countries may be required to make nominal monthly or other periodic purchases of products. See “Working with Members.”

Members generally place orders through the internet and pay by credit card prior to shipment. Accordingly, we carry minimal accounts receivable and credit losses are historically negligible.

We sponsor promotional meetings, product education, motivational and personal development training events for current and potential members. These events are designed to inform prospective and existing members about both existing and new product lines, our latest marketing and promotional plans, and new services improvements. These events also serve as a venue for recognition of member accomplishments. Members typically share their experiences in using our products and developing their business at these events. We are continually developing and updating our marketing strategies and programs to motivate our members.

Management Information Systems

Our business uses a proprietary web-based system to process orders and to communicate bonus volume activity and commissions to members. We have automated a substantial amount of our financial reporting processes through implementation of Oracle’s E-Business Suite, and have integrated other critical business processes such as inventory management, purchasing and costing in our most significant markets.

Employees

At December 31, 2017, we employed 149 total full-time employees worldwide, of which 34 were located in the Americas (United States, Canada, Cayman Islands, and Peru), 100 in Greater China (Hong Kong, China, and Taiwan), three in Russia, two in Singapore, two in Malaysia, three in South Korea, three in Europe, and two in Japan.

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

We have U.S. and foreign holding and operating company structures for our businesses, which involve the division of our United States and non-United States operations. Under this structure, the foreign holding company retains the economic ownership of the intangible property outside of the United States, including trademarks, trade secrets and other proprietary information.

Working with Members

Sponsorship

Enrolling new members creates multiple levels in our direct selling structure. The persons that a member enrolls within the network are referred to as “sponsored” members, who may purchase product solely for their own personal consumption, for resale, or both. Persons newly enrolled are assigned into network positions that can be “under” other members, and thus they can be called “down-line” members. If down-line members also enroll new members, they create additional levels within the structure, but their down-line members remain in the same down-line network as the original member that introduced them to our business.

While we provide informational brochures and other sales materials, members are primarily responsible for enrolling and educating their new members with respect to products, the compensation plan and how to build a successful membership network.

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

Compensation Plans

We employ what is commonly referred to as a binary compensation plan, enhanced with certain unilevel features. Under our compensation plan, members are paid weekly commissions by our subsidiary in which they are enrolled for product purchases by their down-line member network across all geographic markets. Our China subsidiary maintains an e-commerce retail platform and does not pay commissions. This “seamless” compensation plan enables a member located in one country to sponsor other members located in other countries. Currently, there are basically two ways in which members can earn income:

•	Through commissions paid on the accumulated bonus volume from product purchases made by their down-line members and customers; and

•
Through retail profits on sales of products purchased by members at discount and wholesale prices and resold at retail prices (in some markets, sales are for personal consumption only and income may not be earned through retail profits).

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

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to three generations of personally sponsored members. From time to time, we may implement promotions in some markets where bonuses on commissions can be earned by up to seven generations of personally sponsored members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.

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

Through product training meetings, regular conventions, web-based messages, member focus groups, regular telephone conference calls and other personal contacts with members, we seek to understand and satisfy the needs of our members. Via our websites, we may provide product fulfillment and tracking services that result in user-friendly and timely product distribution.

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

•
Product Tools – we offer a variety of marketing tools to members, including product catalogs, videos, informational brochures, pamphlets and posters for individual products, which are both printed and available online.

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

Our policies and procedures require that we produce or pre-approve all sales aids used by members such as presentations, videos, audio recordings, brochures and promotional clothing. Further, members may not use any form of media advertising to promote products unless it is pre-approved by us. Members are not entitled to use our trademarks or other intellectual property without our prior consent. If we are made aware of unapproved materials being used, we notify and direct the relevant members to cease using such materials. In addition to regularly communicating to our members what is and is not appropriate to say about product or income claims, we have engaged a third-party service provider to assist us in monitoring the internet and various social media to identify potential misconduct or violations of our policies and procedures.

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

We believe our method of distribution complies in all material respects with the laws and regulations related to direct selling in the countries in which we currently operate, based on advice of our engaged outside professionals in existing markets, the length of time we have been operating under our Hong Kong business model, guidance provided by governmental regulatory authorities and our history of operations to date.

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

Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter (OTC) drug. In the United States, regulation of cosmetics is under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, eye and facial makeup preparations, perfumes, lipsticks, fingernail polishes, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be surmised from marketing or product claims.  The other markets in which we operate have similar regulations.

In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan.  In Taiwan, all “medicated” cosmetic products require registration.  In China, personal care products are placed into one of two categories, “general” and “drug.”  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in China for these products can take from nine to more than 18 months or longer.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales, and in Peru by the governing arm DIGEMID (Dirección General de Medicamentos, Insumos y Drogas) and can take up to three months to fully register as saleable.

The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  These regulations may require us to either modify a product or refrain from selling the product in a given market. As a result, we must regularly modify the ingredients and/or the levels of ingredients in our products to ensure all applicable regulatory restrictions are addressed.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether. There has been an increased movement in the United States and other markets to expand the regulation of dietary supplements. This could impose additional restrictions or requirements in the future.  Because of this increased regulatory focus, our internal review efforts have been enhanced in order to comply with our understanding of current regulations.

FDA regulations require current good manufacturing practices (cGMP) for dietary supplements.  The regulations ensure that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products.  The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. We seek to ensure compliance with all regulatory requirements through our periodic manufacturer and warehouse audits, as well as our corrective action request (CAR) program, if needed. cGMP also extends to logistics where we seek to minimize any safety risks associated with product distribution.

Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AER’s”), which requires us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of our products.

Most of our major markets also regulate advertising and product claims regarding the efficacy of products. This is particularly true with respect to our dietary supplements because we typically market them as foods or health functional foods. For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which we operate have not adopted similar legislation, so we may be subject to more restrictive limitations on the claims we can make about our products in these markets.

Other Regulatory Issues

As a United States entity operating through subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and custom laws that regulate the flow of funds between our subsidiaries and us for product purchases, management services and contractual obligations, such as the payment of member commissions. As is the case with most companies that operate in direct sales, we might receive inquiries from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.

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

Our Industry

We are engaged in the direct selling industry, selling wellness, herbal, beauty, lifestyle, home and baby products. More specifically, we are engaged in what is called network marketing or multi-level marketing. This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, cosmetics and dietary supplements, or selling other types of consumer products. Generally, direct selling is based upon an organizational structure in which independent members purchasing a company’s products are compensated for sales made directly to consumers.

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

In 2017, 2016 and 2015, approximately 89%, 92% and 93% of our revenue, respectively, was generated in Hong Kong. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

Our operations in China are subject to compliance with a myriad of applicable laws and regulations, and any actual or alleged violations of those laws or government actions otherwise directed at us could have a material adverse impact on our business and the value of our company.

In contrast to our operations in other parts of the world, we have not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license, which we are in the process of applying for, and has also adopted anti-multilevel marketing legislation. We operate an e-commerce direct selling model in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties.  In addition, through a Chinese entity, we sell products in China using an e-commerce retail model. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate in either or both.

After consulting with outside professionals and certain Chinese authorities, and given the length of time we have been operating under our Hong Kong business model, we believe that our e-commerce direct selling model in Hong Kong does not violate any applicable laws in China, even though it is used for the internet purchase of our products by members in China. We also believe that our Chinese entity, including its e-commerce retail platform, is operating in compliance with applicable Chinese laws. However, there can be no assurance that the Chinese authorities will agree with our interpretations of applicable laws and regulations or that China will not adopt new laws or regulations. Should the Chinese government determine that our activities violate China’s direct selling or anti-multilevel marketing legislation, or should new laws or regulations be adopted, there could be a material adverse effect on our business, financial condition and results of operations.

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

However, our business operations and the value of our company can be adversely affected by Chinese government scrutiny of our operations, even if that scrutiny does not result in investigations of our operations. For example, one or more parties encouraged the Beijing City governmental authorities to conduct an investigation of our business, which resulted in a meeting in January 2016 involving members of our Beijing office staff, Beijing City governmental officials, and two complainants. Even though the Beijing City governmental officials advised our staff and the complainants at that meeting that there was insufficient evidence to warrant an investigation of us, mischaracterizations of the meeting immediately appeared in several “news reports.” Similarly, a subsequent meeting between several Guangzhou City government officials and members of our Guangzhou office staff that resulted in our providing routine information about our operations to the government officials was mischaracterized in an online posting made immediately following the meeting. Although we remain in regular contact with Chinese government officials and take other steps to address the risks posed by these events, our business and the value of our company remain vulnerable to Chinese government scrutiny of our operations, whether or not initiated by third parties.

Various other factors could harm our business in Hong Kong and China, such as worsening economic conditions in Hong Kong or China, adverse local publicity, geopolitical or trade tensions between the U.S. and China or other events that may be out of our control.  For example, we were advised to voluntarily suspend marketing activities in China during the third quarter of 2007 when the Chinese government was expected to impose a more intense enforcement program against illegal pyramid scheme activities or “chain sales” activities in transliterated Chinese terms.  We do not conduct such activities, but we did not want to run the risk of being inadvertently entangled in the government enforcement actions and voluntarily withdrew all marketing activities from China during that period.  It may be necessary or advisable to repeat this or similar actions from time to time in the future, and such periods of reduced activity could have a material adverse effect on our business.

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

Any determination that our operations or activities, or the activities of our individual members, employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our future ability to obtain business licenses or expand into new locations, changes to our business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm our business, financial condition and results of operations.

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

Our number of active members has recently declined and could in the future further decline.  We cannot accurately predict any fluctuation in the number or the productivity of members because we primarily rely upon existing members to enroll and train new members and to motivate new and existing members. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing members and to attract new members.

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

We, together with our executive officers, have been named as defendants in three complaints (one of which also names our directors as defendants) relating to running an alleged illegal multilevel marketing business in China and making alleged materially false and misleading statements regarding the legality of our business operations in China, among other things. These complaints seek an indeterminate amount of damages, and one of the complaints also seeks various equitable remedies. Notwithstanding potentially applicable insurance coverage, these complaints, or others filed alleging similar facts, could result in monetary or other penalties that may adversely affect our operating results and financial condition. Moreover, the negative publicity stemming from these complaints and the allegations they make could harm our business and operations. Accordingly, any adverse determination against us in these suits, or even the allegations contained in the suits regardless of whether they are ultimately found to be without merit, could harm our business, operations and financial condition.

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

We incur significant expense in the payment of compensation to our members, which represented approximately 42%, 44% and 48% of net sales during 2017, 2016 and 2015, respectively.  We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the level of promotions, local promotional programs and business development agreements.  Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

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

In 2017, 97% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries generally use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Canadian dollar, Mexican peso, Peruvian sol and European euro collectively represented approximately 10%, 7% and 6% of our revenue in 2017, 2016 and 2015, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, Canada, Central America, South America and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on our members’ purchasing power.

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

In the course of doing business we may be subject to various taxes, such as sales and use, value-added, and franchise. We are also subject to income taxes in the United States and numerous foreign jurisdictions. We earn a substantial portion of our income in foreign jurisdictions. Economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. There have been recent changes in U.S. tax law that impact how U.S. multinational corporations are taxed on foreign earnings. There have also been proposals to reform foreign tax laws that could significantly affect the Company’s tax position. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.

Our principal domicile is the United States. Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes paid abroad. Taxes paid to foreign taxing authorities may exceed the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations.

Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits in various jurisdictions around the world.

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

Growth may be impeded by the political and economic risks of entering and operating in foreign markets.

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

We may be held responsible for certain taxes or assessments relating to the activities of our members and service providers, which could harm our financial condition and operating results.

Our members and service providers are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect the taxes, such as value added taxes, and to maintain appropriate records.  In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our members.

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

We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, our financial statements could contain material misstatements and our business, operations and stock price may be adversely affected.

As disclosed under “Item 9A. Controls and Procedures” of this report, our management has identified a material weakness in our internal control over financial reporting at December 31, 2017. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of this or one or more material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weakness or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities, which could negatively impact our business, financial condition and results of operations.

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

There can be no assurance that there will not be delays or interruptions in our information technology services.  An interruption or delay in availability of these services could, if it lasted long enough, prevent us from accepting orders, cause members to leave our business, or otherwise materially adversely affect our business.

System disruptions or failures, cybersecurity risks, and compromises of data could harm our business.

Because of our diverse geographic operations and our internationally applicable member compensation plans, our business is highly dependent on the secure and efficient functioning of our information technology systems, and the security of personal and sensitive business data. We collect certain personal information, including payment data, from members and consumers, as well as our employees. We also develop and maintain sensitive and proprietary business information. Any systems failure or interruption, breach in security, or loss of data, whatever the cause, could adversely affect our operations and financial results.

Systems disruptions and data breaches can derive from natural disasters, accidental technological events or human error, but can also result from fraud or malice on the part of external or internal parties.  Our systems, networks and software, like those of other companies, have been and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from isolated or random attempts to sophisticated and targeted measures directed specifically at us. The risk of a systems disruption or data breach, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A material systems disruption or data breach affecting us could damage our reputation, deter members from purchasing our products, and result in cost and liability to us.

Although we have implemented technical and administrative safeguards to maintain the security and integrity of our information technology systems and data, there can be no assurance that our security efforts and measures will be effective in a continually evolving threat environment. In addition to the risks presented by malicious actors and natural disasters, many systems disruptions and data breaches are reportedly caused by human error. Therefore, despite our security policies and mandatory training, our systems and data are exposed to the risk that human error could either create a vulnerability that could be exploited by an attacker, or expose our systems and data to unintended risk of compromise. In addition, as described below, most of our information technology systems and data are hosted by third-party vendors over which we have limited control. We anticipate that we will be required to expend additional resources in order to continue to enhance our technical and administrative safeguards, and to investigate and remediate any vulnerabilities in our systems, networks and software.

In any case, a data breach or other significant disruption of our information systems or those related to our third party vendors, including as a result of cyber-attacks, could (1) disrupt the proper functioning of our systems and networks and therefore operations, (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of personal, confidential, sensitive or otherwise valuable data or other information, (3) result in a violation of applicable privacy, cybersecurity, data breach notification requirements under applicable laws, regulations and contractual provisions, subjecting us to additional regulatory scrutiny, and exposing us to possible fines, lawsuits and related financial liability, (4) require significant management attention and financial resources to investigate and remedy the breach or disruption, and (5) harm our reputation, cause a decrease in the number of our members and revenue, and otherwise damage our business.  The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Our systems, software and data reside on third-party servers, exposing us to risks that disruption or intrusion of those servers could temporarily or permanently interrupt our access and damage our business.

Beginning in 2012, most of our systems, software and data reside in the “cloud” on servers operated by third-party vendors to which we have limited access.  We assess the risks presented by these third-party vendors, and our contracts with them contain representations, warranties and other provisions related to the security of our data, and of the systems and software on which we rely. We are, however, limited in our ability to mitigate the risks of a systems disruption or data breach affecting our third-party vendors.  Moreover, any delay or failure in payment of the third-party vendors, disputes with such vendors, or business interruption or failure of the third-party vendors could result in loss of or interruption in access to our systems, software or data.  It is possible that our systems, software and data could in the future be moved to servers of different third parties or to our own servers.  Any such move could result in temporary or permanent loss of access to our systems, software or data.  Any protracted loss of such access would materially and adversely affect our business, financial condition and results of operations.

Terrorist attacks, acts of war, epidemics or natural disasters may seriously harm our business.

Terrorist attacks, acts of war, epidemics or natural disasters may cause damage or disruption to us, our employees, our facilities and our members and customers, which could impact our revenues, expenses and financial condition.  The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, such as challenges to Chinese sovereignty claims in the South China Sea or Chinese objection to the Taiwan independence movement and the resultant tension in the Taiwan Strait, could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.  Additionally, epidemics such as outbreaks of avian influenza, or natural disasters, whether or not as severe as the Indian Ocean tsunami that occurred in December 2004, may adversely affect our business, financial condition and results of operations.

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

The public market for our common stock has historically been very volatile experiencing wide fluctuations in trading volumes and prices. There are a number of factors that may contribute to this volatility, including the following:

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease 4,900 square feet of office space in Rolling Hills Estates, California for our corporate headquarters with a term expiring in September 2025. In August 2017, we entered into a lease for 2,000 square feet of retail space in Metuchen, New Jersey with a term expiring in November 2022, to help further develop the market for our products in North America. Similarly, we lease 2,400 and 1,600 square feet of retail space in Monterey Park, California and Richmond, British Columbia, respectively. The Monterey Park and Richmond locations have terms expiring in August 2020 and February 2021, respectively. We also maintain an office in Dallas, Texas.

Outside of North America, in February 2017, we entered into a lease for 9,000 square feet of office and retail space in Peru with a term expiring in July 2018. In November 2017, we renewed our lease for 7,300 square feet of office space in Hong Kong with a term expiring in February 2021, nine branch offices throughout China, and additional office space in Japan, Taiwan, South Korea, Singapore, Malaysia, Vietnam and the Cayman Islands. We also lease a multi-purpose facility and factory in Zhongshan, China and 11 service stations throughout the city of Guangzhou, China that serve or will in the future serve the needs of our Chinese consumers. We contract with third parties for fulfillment and distribution operations in all of our international markets. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

Securities Class Action

In January 2016, two putative securities class action complaints were filed against us and our top executives in the United States District Court for the Central District of California. On March 29, 2016, the Court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between March 6, 2015 and March 15, 2016 under (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against Natural Health Trends Corp., and Chris T. Sharng, Timothy S. Davidson and George K. Broady (together, the “Individual Defendants”), and (ii) Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. The consolidated complaint alleges, among other things, that we have been running an allegedly illegal multilevel marketing business in China and that we have made materially false and misleading statements regarding the legality of our business operations in China. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. On June 15, 2016, we filed a motion to dismiss the consolidated complaint, which was denied on December 5, 2016. On February 17, 2017, we filed an answer to the consolidated complaint. On July 10, 2017, the Court entered a stipulation between the parties, postponing all deadlines and staying the case to allow the parties to engage in settlement discussions. On July 17, 2017, the parties reached an agreement in principle to settle the action. The proposed class-wide settlement of $1.75 million was submitted to the Court on October 3, 2017.  The Court entered an order preliminarily approving the settlement on November 17, 2017, which was amended on January 4, 2018.  Plaintiffs have provided notice to the settlement class in accordance with the amended order, and a final approval hearing is currently set for April 2, 2018.  If approved, the proposed settlement will be fully funded by our insurers. Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if a settlement is not finalized and approved by the Court.

Shareholder Derivative Claims

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng (collectively the “Derivative Complaints”). The Derivative Complaints purport to assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against certain of our officers and directors. The Derivative Complaints also purport to assert fiduciary duty claims based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed us and our assets. The Derivative Complaints allege, among other things, that we have been running an allegedly illegal multilevel marketing business in China, that we have made materially false and misleading statements regarding the legality of our business operations in China, and that certain officers and directors sold common stock on the basis of this allegedly material, adverse non-public information. The Derivative Complaints seek an indeterminate amount of damages, plus interest and costs, as well as various equitable remedies. On February 1, 2017, pursuant to a stipulation among the parties, the Los Angeles Superior Court entered a stay of the Zhou action pending conclusion of the related federal class action in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. A nearly identical stipulated stay was entered in the Kleinfeldt case on February 28, 2017. On November 10, 2017, the parties to both the Zhou and Kleinfeldt actions entered into a Memorandum of Understanding (“MOU”) to resolve both actions, subject to the negotiation of a written settlement agreement and approval by the federal court in the Kleinfeldt matter.  On November 15, 2017, the parties filed a joint status report and stipulation in the Zhou matter, alerting the court to the MOU and seeking to maintain the stay pending finalization and court approval of the parties’ tentative settlement.  The Zhou court entered an order continuing the stay on November 17, 2017. On March 9, 2018, the parties filed a Stipulation of Settlement and supporting papers in the Kleinfeldt action.  On March 22, 2018, plaintiffs filed a motion for preliminary approval of the tentative settlement. The settlement is subject to both preliminary and final approval by the court. If approved, the proposed settlement will require certain corporate governance reforms and permit an award of up to $250,000 in attorneys’ fees to plaintiffs’ counsel, all of which will be fully funded by our insurers. Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if the derivative settlement is not finalized and approved.

The consolidated class action (if the settlement is not approved by the Court) and the Derivative Complaints (if the tentative settlement is not finalized or approved), or other actions alleging similar facts, could result in monetary or other penalties that may materially affect our operating results and financial condition.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” The following table sets forth the range of the high and low bid quotations of our common stock as reported by Nasdaq. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2017		2016
	High	Low	High	Low
First quarter	$29.66	$24.45	$36.19	$17.75
Second quarter	29.76	27.78	38.25	26.24
Third quarter	28.98	18.55	34.30	25.89
Fourth quarter	24.93	15.19	29.95	21.44

On March 21, 2018, the closing price of our common stock as reported by Nasdaq was $19.15 per share.

Holders of Record
At March 21, 2018, there were approximately 110 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Dividends
The following tables summarize all cash dividend activity during 2017 and 2016 (in thousands, except per share data), all of which dividend payments were made to holders of our common stock:

Declaration Date	Per Share	Amount	Payment Date
October 30, 2017 (special)	$0.15	$1,701	November 24, 2017
October 30, 2017	0.12	1,360	November 24, 2017
July 31, 2017 (special)	0.25	2,833	August 31, 2017
July 31, 2017	0.11	1,246	August 31, 2017
April 24, 2017 (special)	0.35	3,964	May 19, 2017
April 24, 2017	0.10	1,133	May 19, 2017
January 24, 2017 (special)	0.35	3,962	March 3, 2017
January 24, 2017	0.09	1,019	March 3, 2017
	$1.52	$17,218

Declaration Date	Per Share	Amount	Payment Date
October 23, 2016 (special)	$0.35	$3,941	November 25, 2016
October 23, 2016	0.08	901	November 25, 2016
July 19, 2016	0.07	787	August 26, 2016
April 21, 2016	0.06	686	May 20, 2016
March 1, 2016	0.05	576	March 24, 2016
Total	$0.61	$6,891
Additionally, on February 6, 2018, the Board of Directors declared a cash dividend of $0.13 on each share of common stock outstanding. Such dividends were paid on March 9, 2018 to stockholders of record on February 27, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

Stock Performance Graph

Set forth below is a line graph and table comparing the performance of our common stock to the S&P 500 Index and to a market-weighted index of publicly traded peers from the period from December 31, 2012 through December 31, 2017. The graph assumes $100 was invested in our common stock, the S&P 500 Index and the index of publicly traded peers on December 31, 2012 and that all dividends were reinvested. The publicly traded companies in the peer group consist of Nature’s Sunshine Products, Nu Skin Enterprises Inc., USANA Health Sciences Inc., and Herbalife Ltd. The graph represents past performance and should not be considered to be an indication of future performance.

Period	NHTC	S&P 500	Peer Group
December 31, 2012	$100	$100	$100
December 31, 2013	317	132	302
December 31, 2014	1,137	151	182
December 31, 2015	3,342	153	226
December 31, 2016	2,538	171	219
December 31, 2017	1,707	208	302

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data, which have been derived from our audited consolidated financial statements, are not necessarily indicative of the results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K (in thousands, except per share data).

	Year Ended December 31
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Net sales	$197,563	$287,728	$264,860	$124,590	$52,527
Cost of sales	38,645	54,903	54,098	26,981	12,551
Gross profit	158,918	232,825	210,762	97,609	39,976
Operating expenses:
Commissions expense	83,638	125,050	126,598	56,997	24,053
Selling, general and administrative expenses	31,685	43,245	36,024	19,687	11,634
Depreciation and amortization	536	394	263	105	66
Total operating expenses	115,859	168,689	162,885	76,789	35,753
Income from operations	43,059	64,136	47,877	20,820	4,223
Other income (expense), net	367	(59)	(84)	(184)	(32)
Income before income taxes	43,426	64,077	47,793	20,636	4,191
Income tax provision	19,848	8,991	552	266	102
Net income	23,578	55,086	47,241	20,370	4,089
Preferred stock dividends	—	—	—	(10)	(15)
Net income available to common stockholders	$23,578	$55,086	$47,241	$20,360	$4,074
Net income per common share:
Basic	$2.10	$4.84	$3.84	$1.67	$0.36
Diluted	$2.09	$4.83	$3.82	$1.61	$0.36
Weighted-average number of common shares outstanding:
Basic	11,251	11,382	12,302	12,131	11,154
Diluted	11,267	11,407	12,372	12,600	11,331
Cash dividends declared per common share	$1.52	$0.61	$0.14	$0.03	$—

Consolidated Balance Sheets Data:
Cash and cash equivalents	$135,311	$125,921	$104,914	$44,816	$14,550
Inventories	8,398	11,257	10,455	3,760	1,828
Working capital	109,322	84,090	56,199	25,253	3,598
Long-term incentive	7,904	8,190	5,770	1,665	—
Non-current income taxes payable	19,052	—	—	—	—
Total assets	159,554	148,051	124,152	52,540	19,827
Total stockholders’ equity	90,621	82,439	56,809	26,450	6,077

Consolidated Statements of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$26,605	$53,174	$81,326	$30,613	$10,686
Investing activities	(278)	(905)	(3,738)	(339)	(292)
Financing activities	(17,218)	(30,595)	(17,471)	(189)	(52)
Income taxes paid, net of refunds	6,772	8,791	707	60	71

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

As of December 31, 2017, we were conducting business through 95,670 active members, compared to 118,960 in 2016 and 109,360 in 2015. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia and Europe. We also invested some resources in Mexico and Peru during 2017.

We generate approximately 97% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 89% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see “Item 1A. Risk Factors,” and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

Member commissions are our most significant expense and are classified as an operating expense. Under our compensation plan, members are paid weekly commissions by our subsidiary in which they are enrolled, generally in their home country currency, for product purchases by their down-line member network across all geographic markets. Our China subsidiary maintains an e-commerce retail platform and does not pay commissions. This “seamless” compensation plan enables a member located in one country to enroll other members located in other countries where we are authorized to conduct our business. Currently, there are basically two ways in which our members can earn income:

•	through commissions paid on the accumulated bonus volume from product purchases made by their down-line members and customers; and

•
through retail profits on sales of products purchased by members at wholesale prices and resold at retail prices (in some markets, sales are for personal consumption only and income may not be earned through retail profits).

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for each of fiscal 2017, 2016 and 2015 represented 42%, 44% and 48%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.6	19.1	20.4
Gross profit	80.4	80.9	79.6
Operating expenses:
Commissions expense	42.3	43.5	47.8
Selling, general and administrative expenses	16.0	15.0	13.6
Depreciation and amortization	0.3	0.1	0.1
Total operating expenses	58.6	58.6	61.5
Income from operations	21.8	22.3	18.1
Other income (expense), net	0.2	—	—
Income before income taxes	22.0	22.3	18.1
Income tax provision	10.0	3.1	0.2
Net income	12.0%	19.2%	17.9%

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2017		2016		2015
Americas[1]	$5,794	2.9%	$5,909	2.0%	$5,992	2.3%
Hong Kong[2]	174,926	88.5	263,482	91.6	245,737	92.8
China	7,282	3.7	9,086	3.2	4,425	1.7
Taiwan	5,591	2.8	6,213	2.2	5,965	2.3
South Korea	466	0.2	691	0.2	1,128	0.4
Japan	129	0.1	86	—	92	—
Singapore	184	0.1	169	0.1	—	—
Russia, Kazakhstan and Ukraine[3]	913	0.5	858	0.3	1,139	0.4
Europe	2,278	1.2	1,234	0.4	382	0.1
Total	$197,563	100.0%	$287,728	100.0%	$264,860	100.0%
_____________________________
1 United States, Canada, Mexico and Peru.
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.
3 We discontinued our Ukraine operations during the second quarter of 2015.

Financial Results of 2017 Compared to 2016

Net Sales

Net sales were $197.6 million for the year ended December 31, 2017 compared with $287.7 million a year ago, a decrease of $90.1 million, or 31%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $88.6 million, or 34%, over the prior year. The sales decrease was primarily attributable to the slowdown we have been experiencing in our Asian markets since the third quarter of 2016. We believe much of this decrease could be traced to factors beyond our control, including the G20 Summit, the 20th Anniversary of Hong Kong’s handover and the 19th National Congress of the Communist Party of China, which impaired our members’ ability to conduct business and impacted the operations of our logistics partners. In addition, Hong Kong experienced a decrease of 26,400 active members, or 24%, during 2017, which contributed to the decrease in product sales volume.

Outside of our Hong Kong business, net sales decreased $1.6 million, or 7%, compared with the prior year, driven by a 20% decrease in our China e-commerce business and offset by an 85% increase in Europe. The $1.8 million net sales decrease in our China e-commerce business was primarily driven by decreased sales in our Home product line. The $1.0 million net sales increase in Europe was primarily driven by our Wellness product line.

As of December 31, 2017, deferred revenue was $4.5 million, which primarily consisted of $2.4 million in unshipped product orders, and $1.7 million and $379,000 pertaining to auto ship advances and unamortized enrollment package revenue, respectively.

Gross Profit

Gross profit was 80.4% of net sales for the year ended December 31, 2017 compared with 80.9% of net sales for the year ended December 31, 2016. The gross profit margin percentage decrease is primarily due to lower event revenue, offset by lower logistics costs.

Commissions

Commissions were 42.3% of net sales for the year ended December 31, 2017 compared with 43.5% of net sales for the year ended December 31, 2016.  The decrease as a percentage of net sales was primarily due to less cost incurred for our third quarter incentive trip than expected and recognized during the qualification period in 2016. Excluding this benefit, commissions as a percentage of net sales for 2017 would have been relatively consistent with 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.7 million for the year ended December 31, 2017 compared with $43.2 million for the year ended December 31, 2016. Selling, general and administrative expenses decreased by $11.6 million, or 27%, mainly due to a decrease in employee-related expenses, event costs, member training costs, and a decrease in credit card fees and assessments due to lower net sales, offset by an increase in professional fees, as compared to the year ended December 31, 2016.

Income Taxes

An income tax provision of $19.8 million was recognized for the year ended December 31, 2017 compared with $9.0 million for the year ended December 31, 2016. The increase is due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 by the U.S. government which is effective for taxable years beginning on or after January 1, 2018. Two major provisions of the Tax Act, however, increased our effective tax rate for the year ended December 31, 2017. The first of such provisions reduces the maximum U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 (reducing the value of our net deferred tax asset by $1.0 million), and the second of which requires a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings (resulting in a 2017 tax liability of $20.7 million). As a result of the repatriation tax, we reversed our deferred tax liability previously established for undistributed foreign earnings resulting in a tax benefit of $3.7 million, which partially offset the effect on tax expense of the repatriation tax.

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

Liquidity and Capital Resources

At December 31, 2017, our cash and cash equivalents totaled $135.3 million, of which $134.2 million is held in bank accounts overseas. Total cash and cash equivalents increased by $9.4 million and $21.0 million during 2017 and 2016, respectively. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2017, we had $73.6 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $8.7 million held in banks located in China subject to foreign currency controls.

At December 31, 2017, the ratio of current assets to current liabilities was 3.61 to 1.00 and we had $109.3 million of working capital. Working capital as of December 31, 2017 increased $25.2 million compared to our working capital as of December 31, 2016, primarily due to our proactive expense management efforts designed to better align our cost structure with the challenging environment that we encountered during 2017.

Cash provided by operations during 2017 was $26.6 million compared to $53.2 million during 2016. The decrease in operating cash flows resulted primarily from the decrease in product orders and the impact of our members’ increasing utilization of our eWallet functionality, offset by a reduction in inventories and inventory-related deposits during 2017.

Cash flows used in investing activities totaled $278,000 during 2017 and consisted primarily of capitalizable software development costs and buildout costs for our expansion into Peru and Vietnam. Cash flows used in investing activities totaled $905,000 during the year ended December 31, 2016 and consisted primarily of capitalized software development costs of $666,800 for our Oracle ERP upgrade and enhancement of our back office software platform.

Cash flows used in financing activities during 2017 consisted solely of the following cash dividend payments (in thousands, except per share amounts) to holders of our common stock:

Declaration Date	Per Share	Amount	Record Date	Payment Date
October 30, 2017 (special)	$0.15	$1,701	November 14, 2017	November 24, 2017
October 30, 2017	0.12	1,360	November 14, 2017	November 24, 2017
July 31, 2017 (special)	0.25	2,833	August 21, 2017	August 31, 2017
July 31, 2017	0.11	1,246	August 21, 2017	August 31, 2017
April 24, 2017 (special)	0.35	3,964	May 9, 2017	May 19, 2017
April 24, 2017	0.10	1,133	May 9, 2017	May 19, 2017
January 24, 2017 (special)	0.35	3,962	February 21, 2017	March 3, 2017
January 24, 2017	0.09	1,019	February 21, 2017	March 3, 2017
Total	$1.52	$17,218

Subsequent to December 31, 2017, on February 6, 2018, the Board of Directors declared a cash dividend of $0.13 on each share of common stock outstanding. Such dividends were paid on March 9, 2018 to stockholders of record on February 27, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

Cash flows used in financing activities during 2016 totaled $30.6 million. We used $23.7 million to repurchase shares of our common stock. On January 12, 2016, the Board of Directors authorized an increase to our stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. During February 2016, pursuant to the stock repurchase program, we authorized our broker to proceed with the purchase of shares of our common stock in the open market. During the year ended December 31, 2016, the stock repurchase program resulted in our purchasing a total of 903,031 shares of our common stock for an aggregate purchase price of $23.7 million, plus transaction costs. As of December 31, 2017, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax. No shares were purchased under our stock repurchase program during 2017.

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

Our priority is to focus our resources on investing in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia and Europe. We will continue to invest in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and other requirements for a China direct selling license application. We also have invested some resources in Mexico and Peru.

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

	2017				2016
	4th Quarter[1]	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

	(In Thousands, Except Per Share Data)
Net sales	$46,092	$40,132	$51,465	$59,874	$62,312	$70,679	$80,391	$74,346
Gross profit	36,668	31,949	41,672	48,629	50,375	57,052	65,332	60,066
Income from operations	8,686	8,514	12,867	12,992	20,014	15,208	14,927	13,987
Net income	(4,488)	7,338	10,303	10,425	19,048	12,557	12,201	11,280
Net income per common share:
Basic	(0.40)	0.65	0.92	0.93	1.70	1.12	1.08	0.96
Diluted	(0.40)	0.65	0.91	0.93	1.70	1.12	1.07	0.95
_____________________________
1 Reflects the impact of the Tax Cuts and Jobs Act of 2017 enacted in December 2017.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 and the expected effect on our cash flow and liquidity in future periods (in thousands):

	Total	2018	2019-2020	2021-2022	Thereafter
Operating leases	$4,690	$1,586	$2,009	$582	$513
Purchase obligations	6,895	6,895	—	—	—
Long-term incentive compensation	9,742	1,838	1,397	4,338	2,169
Tax Cut & Jobs Act repatriation tax liability	20,708	1,657	3,313	3,313	12,425
Other commitments	250	93	140	17	—
Total	$42,285	$12,069	$6,859	$8,250	$15,107

We have entered into non-cancelable operating lease agreements for locations within the United States and for our international subsidiaries, with expirations through September 2025 totaling $4.7 million.

In May 2013, we entered into an exclusive distribution agreement with one of our suppliers to purchase their product through July 2016 which automatically renews annually unless terminated 90 days prior to the termination date. To maintain exclusivity, we are required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2017, we were in compliance with the exclusivity provision.

We have a supply agreement with one of our suppliers to maintain worldwide exclusivity in return for purchasing a minimum of $6.6 million of product in 2018, plus certain raw material guarantees. If we do not purchase the minimum product as required, then a Cure Payment, as defined, will be due to the supplier. The term of the agreement is one year commencing January 2018 and shall automatically renew for a successive one year term unless notice of termination is provided by either party.

Subsequent to December 31, 2017, we entered into an exclusive distribution, license and royalty agreement with a new supplier to purchase products through January 2021 and shall renew for successive one year terms unless notice of termination is provided by either party. To maintain exclusivity, we are required to purchase between $453,000 and $3.6 million of product, depending on the product mix and inclusive of royalties, per year until the termination date.

In recognition of the achievement of specified performance goals, financial rewards are awarded under our 2014 Long-Term Incentive Plan with cash payments through December 2023. See Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. We are subject to this repatriation tax, resulting in a federal income tax liability as of December 31, 2017 in the amount of $20.7 million. An election is available to allow U.S. shareholders to spread the payment of the one-time repatriation tax liability over eight years. Under the election, 8% of the installment payments are due in each of the first five years, 15% in the sixth year, 20% in the seventh year, and the remaining 25% due in the eight year. As a result of the Tax Act adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. tax, therefore resulting in any future repatriation having a minimal effect on our tax liability.

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

Revenue Recognition.  Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $2.4 million and $2.2 million at December 31, 2017 and 2016, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Enrollment package revenue, including any nonrefundable set-up fees, is deferred and recognized over the term of the arrangement, generally twelve months. Enrollment packages provide members access to both a personalized marketing website and a business management system. No upfront costs are deferred as the amount is nominal. At December 31, 2017 and 2016, enrollment package revenue totaling $379,000 and $430,000 was deferred, respectively. Although we have no immediate plans to significantly change the terms or conditions of enrollment packages, any changes in the future could result in additional revenue deferrals or could cause us to recognize the deferred revenue over a longer period of time. Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.7 million and $2.3 million at December 31, 2017 and 2016, respectively.

Allowance for Sales Returns. An allowance for sales returns is provided during the period the product is shipped.  The allowance is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 2% and 3% of sales for the years ended December 31, 2017 and 2016, respectively.  The allowance for sales returns was $614,000 and $1.6 million at December 31, 2017 and 2016, respectively.  No material changes in estimates have been recognized during the periods presented.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $11.2 million and $13.6 million at December 31, 2017 and 2016, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of December 31, 2017, we no longer have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government requires a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of December 31, 2017, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods for state purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2017.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. dollar. Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Canadian dollar, Mexican peso, Peruvian sol and European euro collectively represented approximately 10%, 7% and 6% of our revenue during the years ended December 31, 2017, 2016 and 2015, respectively. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain balances denominated in currencies other than the U.S. dollar.

Our foreign currency exchange rate exposure may increase in the near future as we further develop opportunities in Southeast Asia, Canada, Central America, South America and Europe. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar. We also experience indirect exchange rate exposure to the Chinese yuan, due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on their purchasing power. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition. Further, to date we have not attempted to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Natural Health Trends Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 27, 2018, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Chicago, IL
March 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Natural Health Trends Corp.
Rolling Hills Estates, California

We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Health Trends Corp. as of December 31, 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, LLC

Dallas, Texas
March 10, 2017

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$135,311	$125,921
Inventories	8,398	11,257
Other current assets	7,534	4,066
Total current assets	151,243	141,244
Property and equipment, net	1,149	1,388
Goodwill	1,764	1,764
Restricted cash	3,167	2,963
Deferred tax asset	1,435	—
Other assets	796	692
Total assets	$159,554	$148,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,751	$2,145
Income taxes payable	309	663
Accrued commissions	11,170	13,611
Other accrued expenses	7,605	14,989
Deferred revenue	4,455	4,948
Amounts held in eWallets	15,152	19,165
Other current liabilities	1,479	1,633
Total current liabilities	41,921	57,154
Income taxes payable	19,052	—
Deferred tax liability	56	268
Long-term incentive	7,904	8,190
Total liabilities	68,933	65,612
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2017 and 2016	13	13
Additional paid-in capital	86,683	86,574
Retained earnings	44,908	38,548
Accumulated other comprehensive loss	(413)	(807)
Treasury stock, at cost; 1,637,524 and 1,692,218 shares at December 31, 2017 and 2016, respectively	(40,570)	(41,889)
Total stockholders’ equity	90,621	82,439
Total liabilities and stockholders’ equity	$159,554	$148,051

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$197,563	$287,728	$264,860
Cost of sales	38,645	54,903	54,098
Gross profit	158,918	232,825	210,762
Operating expenses:
Commissions expense	83,638	125,050	126,598
Selling, general and administrative expenses	31,685	43,245	36,024
Depreciation and amortization	536	394	263
Total operating expenses	115,859	168,689	162,885
Income from operations	43,059	64,136	47,877
Other income (expense), net	367	(59)	(84)
Income before income taxes	43,426	64,077	47,793
Income tax provision	19,848	8,991	552
Net income	$23,578	$55,086	$47,241
Net income per common share:
Basic	$2.10	$4.84	$3.84
Diluted	$2.09	$4.83	$3.82
Weighted-average number of common shares outstanding:
Basic	11,251	11,382	12,302
Diluted	11,267	11,407	12,372
Cash dividends declared per common share	$1.52	$0.61	$0.14

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$23,578	$55,086	$47,241
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	677	(838)	(79)
Release of cumulative translation adjustment	(258)	132	(82)
Net change in foreign currency translation adjustment	419	(706)	(161)
Unrealized loss on available-for-sale securities	(25)	—	(2)
Comprehensive income	$23,972	$54,380	$47,078

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2014	—	$—	12,891,317	$13	$85,750	$(54,799)	$62	(384,220)	$(4,576)	$26,450
Net income	—	—	—	—	—	47,241	—	—	—	47,241
Exercise of warrants	—	—	88,097	—	309	—	—	—	—	309
Repurchase of common stock	—	—	—	—	—	—	—	(547,042)	(16,071)	(16,071)
Common stock issued	—	—	—	—	(182)	(380)	—	91,060	1,228	666
Dividends declared	—	—	—	—	—	(1,709)	—	—	—	(1,709)
Elimination of CTA upon dissolution	—	—	—	—	—	—	(82)	—	—	(82)
Foreign currency translation adjustments	—	—	—	—	—	—	(79)	—	—	(79)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	86	—	—	—	—	86
BALANCE, December 31, 2015	—	—	12,979,414	13	85,963	(9,647)	(101)	(840,202)	(19,419)	56,809
Net income	—	—	—	—	—	55,086	—	—	—	55,086
Repurchase of common stock	—	—	—	—	—	—	—	(903,031)	(23,704)	(23,704)
Common stock issued	—	—	—	—	507	—	—	51,015	1,234	1,741
Dividends declared	—	—	—	—	—	(6,891)	—	—	—	(6,891)
Elimination of CTA upon dissolution	—	—	—	—	—	—	132	—	—	132
Foreign currency translation adjustments	—	—	—	—	—	—	(838)	—	—	(838)
Stock-based compensation	—	—	—	—	104	—	—	—	—	104
BALANCE, December 31, 2016	—	—	12,979,414	13	86,574	38,548	(807)	(1,692,218)	(41,889)	82,439
Net income	—	—	—	—	—	23,578	—	—	—	23,578
Restricted stock forfeiture	—	—	—	—	(5)	—	—	(1,566)	(33)	(38)
Common stock issued	—	—	—	—	79	—	—	56,260	1,352	1,431
Dividends declared	—	—	—	—	—	(17,218)	—	—	—	(17,218)
Elimination of CTA upon dissolution	—	—	—	—	—	—	(258)	—	—	(258)
Foreign currency translation adjustments	—	—	—	—	—	—	677	—	—	677
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	35	—	—	—	—	35
BALANCE, December 31, 2017	—	$—	12,979,414	$13	$86,683	$44,908	$(413)	(1,637,524)	$(40,570)	$90,621

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,578	$55,086	$47,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536	394	263
Stock-based compensation	35	104	86
Cumulative translation adjustment realized in net income	(258)	132	(82)
Deferred income taxes	(1,644)	217	(15)
Changes in assets and liabilities:
Inventories	2,843	(851)	(6,762)
Other current assets	(3,399)	(1,681)	(1,025)
Other assets	(61)	(90)	(267)
Accounts payable	(392)	(714)	637
Income taxes payable	18,676	303	(115)
Accrued commissions	(2,417)	(6,031)	10,840
Other accrued expenses	(6,033)	51	10,714
Deferred revenue	(481)	947	1,331
Amounts held in eWallets	(3,875)	2,752	14,350
Other current liabilities	(179)	135	25
Long-term incentive	(324)	2,420	4,105
Net cash provided by operating activities	26,605	53,174	81,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(278)	(905)	(710)
Increase in restricted cash	—	—	(3,028)
Net cash used in investing activities	(278)	(905)	(3,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	—	309
Repurchase of common stock	—	(23,704)	(16,071)
Dividends paid	(17,218)	(6,891)	(1,709)
Net cash used in financing activities	(17,218)	(30,595)	(17,471)
Effect of exchange rates on cash and cash equivalents	281	(667)	(19)
Net increase in cash and cash equivalents	9,390	21,007	60,098
CASH AND CASH EQUIVALENTS, beginning of period	125,921	104,914	44,816
CASH AND CASH EQUIVALENTS, end of period	$135,311	$125,921	$104,914

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net	$6,772	$8,791	$707
Issuance of treasury stock for employee awards, net	$1,393	$1,741	$666

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Natural Health Trends Corp., a Delaware corporation (whether or not including its subsidiaries, the “Company”), is an international direct-selling and e-commerce company headquartered in Rolling Hills Estates, California. Subsidiaries controlled by the Company sell personal care, wellness, and “quality of life” products under the “NHT Global” brand.

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

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes, bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2017 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive loss in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

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

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million (USD 3.1 million at December 31, 2017) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. The Company reviews its inventory for obsolescence and any inventory identified as obsolete is reserved or written off. The Company’s determination of obsolescence is based on assumptions about the demand for its products, product expiration dates, estimated future sales, and management’s future plans.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment, office software and capitalized internal-use software development costs and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Income Taxes

The Company recognizes income taxes under the liability method of accounting for income taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized based on the more likely than not recognition criteria. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has evaluated its tax positions and determined that there are no uncertain tax positions for the current year or years prior. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Deferred taxes are not provided for state income tax purposes on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered permanently reinvested.

Amounts Held in eWallets

Commencing in October 2014, the Company requires commission payments of certain members in Hong Kong to be first recorded into an electronic wallet (eWallet) account in lieu of being paid out directly to members. The eWallet functionality allows members to place new product orders utilizing eWallet available balance and/or request commission payout via multiple payment methods. Amounts held in eWallets are reflected on the balance sheet as a current liability.

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

At the sole discretion of the Compensation Committee of the Company’s Board of Directors, distributions under the LTI Plan are made in cash, or alternatively awarded in the form of common stock or other common stock rights having an equivalent cash value under the terms of the Natural Health Trends Corp. 2016 Equity Incentive Plan. A determination of the form of distribution, if any, is made by the Compensation Committee subsequent to the end of each calendar year. As such, amounts earned are considered non-equity awards. See Note 6 for grant information of distributions settled in common stock.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $451,000, $333,000 and $204,000 was recognized during 2017, 2016 and 2015, respectively.

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

From time to time the Company makes modifications and enhancements to the Company’s compensation plan to help motivate members, which can have an impact on member commissions. The Company also enters into performance-based agreements for business or market development, which may result in additional compensation to specific members.

Operating Leases

The Company leases its physical properties under operating leases. Certain lease agreements include rent holidays and incentives. The Company recognizes rent holiday periods on a straight-line basis over the lease term beginning when the Company has the right to the leased space.

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

The Company believes that its e-commerce direct selling model in Hong Kong does not violate any applicable laws in China, even though it is used for the internet purchase of the Company’s products by members in China. The Company also believes that its Chinese entity, including its e-commerce retail platform, is operating in compliance with applicable Chinese laws. However, there can be no assurance that the Chinese authorities will agree with the Company’s interpretations of applicable laws and regulations or that China will not adopt new laws or regulations. Should the Chinese government determine that the Company’s activities violate China’s direct selling or anti-multilevel marketing legislation, or should new laws or regulations be adopted, there could be a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company attempts to work closely with both national and local Chinese governmental agencies in conducting its business, the Company’s efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of direct selling or anti-multi-level marketing legislation, subjective interpretations of laws and regulations, Chinese nationals collaborating with short traders to damage the Company’s business and activities by individual members that may violate laws notwithstanding the Company’s strict policies prohibiting such activities. Any determination that the Company’s operations or activities, or the activities of its individual members or employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on the Company’s future ability to obtain business licenses or expand into new locations, changes to its business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm the Company’s business, financial condition and results of operations.

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

2.     NET INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2017			2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic net income per common share:
Net income available to common stockholders	$23,578	11,251	$2.10	$55,086	11,382	$4.84	$47,241	12,302	$3.84
Effect of dilutive securities:
Warrants to purchase common stock	—	—		—	—		—	21
Non-vested restricted stock	—	16		—	25		—	49
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$23,578	11,267	$2.09	$55,086	11,407	$4.83	$47,241	12,372	$3.82

Warrants to purchase 88,097 shares of common stock were exercised during April 2015.

Certain non-vested restricted stock is anti-dilutive upon applying the treasury stock method since the amount of compensation cost for future service results in the hypothetical repurchase of shares exceeding the actual number of shares to be vested. Non-vested restricted stock totaling 2,232 and 345 shares were not included for the years ended December 31, 2017 and 2016, respectively, as their effect would have been anti-dilutive.

3.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$61,703	$52,453
Cash equivalents	73,608	73,468
	$135,311	$125,921
Inventories:
Finished goods	$7,779	$10,722
Raw materials	799	617
Inventory reserve for obsolescence	(180)	(82)
	$8,398	$11,257
Property and equipment:
Office equipment	$530	$517
Office software	916	672
Machinery	30	28
Furniture and fixtures	276	241
Leasehold improvements	957	840
Construction in progress (including internal-use software development costs)	10	157
Property and equipment, at cost	2,719	2,455
Accumulated depreciation and amortization	(1,570)	(1,067)
	$1,149	$1,388
Other accrued expenses:
Sales returns	$614	$1,632
Employee-related expense	5,568	10,541
Warehousing, inventory-related and other	1,423	2,816
	$7,605	$14,989
Deferred revenue:
Unshipped product	$2,411	$2,191
Auto ship advances	1,665	2,327
Enrollment package revenue	379	430
	$4,455	$4,948

As of December 31, 2017, cash and cash equivalents include $8.7 million held in banks located within China subject to foreign currency controls.

4.     FAIR VALUE MEASUREMENTS

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	December 31, 2017			December 31, 2016
	Adjusted Cost	Gross Unrealized Gains/Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains/Losses	Fair Value
Municipal bonds and notes	$13,320	$(1)	$13,319	$43,490	$—	$43,490
Corporate debt securities	49,432	(24)	49,408	1,673	(2)	1,671
Financial institution instruments	10,881	—	10,881	28,307	—	28,307
Total available-for-sale investments	$73,633	$(25)	$73,608	$73,470	$(2)	$73,468

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

5.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through September 2025. Rent expense in connection with operating leases was $2.0 million, $1.8 million and $1.5 million during 2017, 2016 and 2015, respectively.

Future minimum lease obligations as of December 31, 2017 are as follows (in thousands):

2018	$1,586
2019	1,114
2020	895
2021	337
2022	245
Thereafter	513
Total minimum lease obligations	$4,690

Purchase Commitments

In May 2013, the Company entered into an exclusive distribution agreement with one of its suppliers to purchase its product through July 2016 which automatically renews annually unless terminated 90 days prior to the termination date. To maintain exclusivity, the Company is required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2017, the Company was in compliance with the exclusivity provision.

The Company has a supply agreement with one of its suppliers to maintain worldwide exclusivity in return for purchasing a minimum of $6.6 million of product in 2018, plus certain raw material guarantees. If the Company does not purchase the minimum product as required, then a Cure Payment, as defined, will be due to the supplier. The term of the agreement is one year commencing January 2018 and shall automatically renew for a successive one year term unless notice of termination is provided by either party.

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

Securities Class Action

In January 2016, two putative securities class action complaints were filed against the Company and its top executives in the United States District Court for the Central District of California. On March 29, 2016, the Court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. Plaintiffs filed a consolidated complaint on April 29, 2016. The consolidated complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between March 6, 2015 and March 15, 2016 under (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng, Timothy S. Davidson and George K. Broady (together, the “Individual Defendants”), and (ii) Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. The consolidated complaint alleges, among other things, that the Company has been running an allegedly illegal multilevel marketing business in China and that it has made materially false and misleading statements regarding the legality of its business operations in China. The consolidated complaint seeks an indeterminate amount of damages, plus interest and costs. On June 15, 2016, the Company filed a motion to dismiss the consolidated complaint, which was denied on December 5, 2016. On February 17, 2017, the Company filed an answer to the consolidated complaint. On July 10, 2017, the Court entered a stipulation between the parties, postponing all deadlines and staying the case to allow the parties to engage in settlement discussions. On July 17, 2017, the parties reached an agreement in principle to settle the action. The proposed class-wide settlement of $1.75 million was submitted to the Court on October 3, 2017. The Court entered an order preliminarily approving the settlement on November 17, 2017, which was amended on January 4, 2018. Plaintiffs have provided notice to the settlement class in accordance with the amended order, and a final approval hearing is currently set for April 2, 2018. If approved, the proposed settlement will be fully funded by the Company’s insurers. Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if a settlement is not finalized and approved by the Court.

Shareholder Derivative Claims

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng (collectively the “Derivative Complaints”). The Derivative Complaints purport to assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and corporate waste against certain of the Company’s officers and directors. The Derivative Complaints also purport to assert fiduciary duty claims based on alleged insider selling and conspiring to enter into several stock repurchase agreements, which allegedly harmed the Company and its assets. The Derivative Complaints allege, among other things, that the Company has been running an allegedly illegal multilevel marketing business in China, and it has made materially false and misleading statements regarding the legality of its business operations in China, and that certain officers and directors sold common stock on the basis of this allegedly material, adverse non-public information. The Derivative Complaints seek an indeterminate amount of damages, plus interest and costs, as well as various equitable remedies. On February 1, 2017, pursuant to a stipulation among the parties, the Los Angeles Superior Court entered a stay of the Zhou action pending conclusion of the related federal class action in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. A nearly identical stipulated stay was entered in the Kleinfeldt case on February 28, 2017. On November 10, 2017, the parties to both the Zhou and Kleinfeldt actions entered into a Memorandum of Understanding (“MOU”) to resolve both actions, subject to the negotiation of a written settlement agreement and approval by the federal court in the Kleinfeldt matter.  On November 15, 2017, the parties filed a joint status report and stipulation in the Zhou matter, alerting the court to the MOU and seeking to maintain the stay pending finalization and court approval of the parties’ tentative settlement.  The Zhou court entered an order continuing the stay on November 17, 2017.  On March 9, 2018, the parties filed a Stipulation of Settlement and supporting papers in the Kleinfeldt action. On March 22, 2018, plaintiffs filed a motion for preliminary approval of the tentative settlement. The settlement is subject to both preliminary and final approval by the court.  If approved, the proposed settlement will require certain corporate governance reforms and permit an award of up to $250,000 in attorneys’ fees to plaintiffs’ counsel, all of which will be fully funded by the Company’s insurers. Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if the derivative settlement is not finalized and approved.

The consolidated class action (if the settlement is not approved by the Court) and the Derivative Complaints (if the tentative settlement is not finalized or approved), or other actions alleging similar facts, could result in monetary or other penalties that may materially affect the Company’s operating results and financial condition.

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

Dividends

The following tables summarize the Company’s cash dividend activity during 2017, 2016 and 2015 (in thousands, except per share data):

Declaration Date	Per Common Share	Amount	Payment Date
October 30, 2017 (special)	$0.15	$1,701	November 24, 2017
October 30, 2017	0.12	1,360	November 24, 2017
July 31, 2017 (special)	0.25	2,833	August 31, 2017
July 31, 2017	0.11	1,246	August 31, 2017
April 24, 2017 (special)	0.35	3,964	May 19, 2017
April 24, 2017	0.10	1,133	May 19, 2017
January 24, 2017 (special)	0.35	3,962	March 3, 2017
January 24, 2017	0.09	1,019	March 3, 2017
	$1.52	$17,218

Declaration Date	Per Common Share	Amount	Payment Date
October 23, 2016 (special)	$0.35	$3,941	November 25, 2016
October 23, 2016	0.08	901	November 25, 2016
July 19, 2016	0.07	787	August 26, 2016
April 21, 2016	0.06	686	May 20, 2016
March 1, 2016	0.05	576	March 24, 2016
Total	$0.61	$6,891

Declaration Date	Per Common Share	Amount	Payment Date
October 21, 2015	$0.05	$598	November 20, 2015
July 28, 2015	0.04	489	August 28, 2015
May 4, 2015	0.03	372	May 29, 2015
February 27, 2015	0.02	250	March 27, 2015
Total	$0.14	$1,709

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

During February 2016, pursuant to the stock repurchase program, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market. During the year ended December 31, 2016, the Company purchased a total of 903,031 shares of its common stock for an aggregate purchase price of $23.7 million, plus transaction costs. No shares of the Company’s common stock were repurchased by the Company during the year ended December 31, 2017. As of December 31, 2017, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

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

Restricted Stock

Stock-based compensation expense totaled approximately $35,000, $104,000 and $86,000 for 2017, 2016 and 2015, respectively. During March 2016, the Company modified the vesting feature of an award granted to a director who decided to not stand for re-election at the Company’s 2016 annual meeting of stockholders. The modification of the award resulted in an additional $64,000 in stock-based compensation expense for the three months ended March 31, 2016.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. As of December 31, 2017, 2,393,873 shares remained available for issuance under the 2016 Plan.

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

On April 8, 2016, the Company granted 51,015 shares of restricted common stock under the 2016 Plan to certain employees for the purpose of further aligning their interest with those of its stockholders and settling fiscal 2015 performance incentives totaling $1.7 million. The shares vest on a quarterly basis over three years and are subject to forfeiture in the event of the employee’s termination of service to the Company under specified circumstances.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2015	—	$—
Granted	51,015	34.13
Vested	(12,759)	34.13
Nonvested at December 31, 2016	38,256	34.13
Granted	56,260	25.44
Vested	(35,336)	29.58
Forfeited	(1,148)	28.55
Nonvested at December 31, 2017	58,032	28.72

On January 20, 2015, the Company’s Board of Directors granted 60,960 shares of restricted common stock to certain employees and its then-existing outside directors for the purpose of further aligning their interest with those of its stockholders and as to the employee shares, settling fiscal 2014 performance incentives. The shares vested on a quarterly basis over the next three years and were subject to forfeiture in the event of their termination of service to the Company under specified circumstances. On February 11, 2015, the Board of Directors granted an additional 6,116 shares of restricted common stock to its newly-elected outside directors subject to the same conditions.

The following table summarizes the Company’s other restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2014	—	$—
Granted	67,076	12.15
Vested	(22,364)	12.15
Nonvested at December 31, 2015	44,712	12.15
Vested	(22,364)	12.15
Nonvested at December 31, 2016	22,348	12.15
Vested	(21,930)	12.15
Forfeited	(418)	12.28
Nonvested at December 31, 2017	—	12.15

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

	Shares	Wtd. Avg. Grant-Date Fair Value
Nonvested at December 31, 2014	23,984	1.37
Vested	(23,984)	1.37
Nonvested at December 31, 2015	—	—

7.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(2,965)	$(3,106)	$(7,820)
Foreign	46,391	67,183	55,613
Income before income taxes	$43,426	$64,077	$47,793

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$20,277	$7,151	$12
State	2	(81)	100
Foreign	1,216	1,648	456
Total current taxes	21,495	8,718	568
Deferred taxes	(1,647)	273	(16)
Income tax provision	$19,848	$8,991	$552

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax at federal statutory rate	$15,200	$22,427	$16,250
Effect of permanent differences	459	12,496	370
Tax Cut & Jobs Act repatriation tax	20,792	—	—
Tax Cut & Jobs Act federal rate change	954	—	—
Change in valuation allowance	(43)	(3,877)	2,017
Foreign rate differential	(15,002)	(21,713)	(18,099)
Foreign tax credits	(2,105)	(261)	—
Other reconciling items	(407)	(81)	14
Income tax provision	$19,848	$8,991	$552

Income before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2017	2016	2015
Cayman Islands	—%	$39,954	$58,169	$50,993
Hong Kong	16.5%	3,315	3,992	2,645
China	25.0%	2,584	3,855	1,493

Deferred income taxes consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$192	$235
Stock-based compensation	270	623
Accrued expenses	1,374	3,174
Tax credits	—	—
Other	6	—
Total deferred tax assets	1,842	4,032
Valuation allowance	(192)	(235)
Net deferred tax assets	1,650	3,797
Deferred tax liabilities:
Foreign earnings	(4)	(3,650)
Other	(267)	(415)
Total deferred tax liabilities	(271)	(4,065)
Net deferred tax asset (liability)	$1,379	$(268)

The effective income tax rate for the year ended December 31, 2017 was significantly impacted by recording the effect of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended, which has affected the Company’s year ended December 31, 2017, including, but not limited to, reducing the maximum U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, and requiring a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings that is payable over eight years beginning with 8% of the liability due with the filing of the year ended December 31, 2017 federal tax return that will be due in 2018.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in the corporate income tax rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service, and actions it may take. The Company is continuing to gather additional information to determine the final impact. Any adjustments recorded to the provisional amounts through the fourth quarter of 2018 will be included as an adjustment to income tax expense.

As a result of the Tax Act, the Company recorded additional income tax expense of $20.7 million due to the repatriation tax on deemed repatriation of deferred foreign income and of $1.0 million due to a re-measurement of deferred tax assets and liabilities, in the three months ended December 31, 2017. The Deemed Repatriation Transition Tax (the “Repatriation Tax”) is a tax on previously untaxed accumulated earnings and profits (“E&P”) of certain of its foreign subsidiaries. To determine the amount of the Repatriation Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate and recorded a provisional Repatriation Tax obligation of $20.7 million.

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, the Company continues to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company is currently in the process of analyzing its structure and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

As of December 31, 2017, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets in future periods or carryback years.

As of December 31, 2017, the Company has a valuation allowance against certain foreign deferred tax assets. The Company is recording a valuation allowance in foreign jurisdictions with an overall deferred tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of December 31, 2017, the Company has no U.S. federal net operating loss or credit carryforwards as any attributes are expected to be fully utilized to offset tax in the current year. At December 31, 2017, the Company has foreign net operating loss carryforwards of approximately $1.25 million in various jurisdictions with various expirations.

As a result of capital return activities approved by the Board of Directors during the first quarter of 2016 and anticipated future capital return activities, the Company determined that a portion of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. The Company repatriated $19.8 million to the U.S. during the three months ended March 31, 2016, part of which was offset by U.S. net operating losses. Accordingly, the deferred tax liability previously established for undistributed foreign earnings up to its existing U.S. net operating losses was reduced. The excess amount repatriated during the year ended December 31, 2017 was generated from current foreign earnings. The Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. corporate income tax rate. As of December 31, 2017, the Company has recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2017.

The Company and its subsidiaries file tax returns in the United States, California and Texas and various foreign jurisdictions. For federal income tax purposes, fiscal years 2007 through 2016 remain open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. The Company is no longer subject to state income tax examinations for years prior to 2011. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries except that the Taiwan Taxation Administration is currently examining the Taiwan subsidiary’s 2016 tax return. No adjustments have been proposed at this time.

8.     RELATED PARTY TRANSACTIONS

Product Royalties

On April 29, 2015, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called Soothe™. The Company began selling this product in the fourth quarter of 2012 with the permission of BHS. Mr. Broady is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide. Further, the Company agreed to pay BHS $11,700 as royalties for the period it began selling the product in the fourth quarter of 2012 through 2014. The Company recognized royalties of $1,400, $3,400 and $7,000 during 2017, 2016 and 2015, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice. Otherwise, the agreement terminates March 31, 2020.

In February 2013, the Company entered into a Royalty Agreement and License with BHS regarding the manufacture and sale of a product called ReStor™.  Under this agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty and Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. This provision was effective retroactive to January 1, 2015.  The Company recognized royalties of $306,000, $475,000 and $555,000 during 2017, 2016 and 2015, respectively.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

Stock Repurchase Agreements

On October 28, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4066 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on July 28, 2015. The Company’s purchases from Mr. Broady concluded on November 2, 2015, were completed at a per share purchase price equal to the weighted average price per share paid by the Company’s broker in its open-market purchases, and resulted in an aggregate purchase price of $1.4 million. See Note 6.

On July 31, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4085 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on July 28, 2015. The Company’s purchases from Mr. Broady concluded on August 6, 2015, were completed at a per share purchase price equal to the weighted average price per share paid by the Company’s broker in its open-market purchases, and resulted in an aggregate purchase price of $1.5 million. See Note 6.

On May 7, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase of common stock from Mr. Broady in off-the-market, private transactions at a rate equal to 0.4286 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on May 4, 2015. The Company’s purchases from Mr. Broady concluded on May 13, 2015, were completed at a per share purchase price equal to the weighted average price per share paid by the Company’s broker in its open-market purchases, and resulted in an aggregate purchase price of $1.5 million. See Note 6.

On January 22, 2015, the Company entered into a Stock Repurchase Agreement with Mr. Broady that provided for the Company’s purchase from Mr. Broady in off-the-market, private transactions of a total of 91,817 shares of the Company’s common stock, which would be purchased at the rate of 5,000 shares each trading day following the date of the agreement until all of such shares were purchased. The shares were purchased at a per share price equal to the closing price per share of the Company’s common stock on the preceding trading day, as reported on the primary market in which the Company’s common stock was publicly traded. The Company’s purchases concluded on February 19, 2015, and resulted in an aggregate purchase price of $1.1 million. See Note 6.

9.     EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2017, 2016 and 2015, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $171,000, $134,000 and $115,000 for 2017, 2016 and 2015, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

10.    SEGMENT INFORMATION

The Company sells products to a member network that operates in a seamless manner from market to market, except for the China market where it sells to consumers through an e-commerce platform, and the Russia and Kazakhstan market where the Company’s engagement of a third-party service provider results in a different economic structure than its other markets. Otherwise, the Company believes that all of its other operating segments have similar economic characteristics and are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

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

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net sales from external customers:
United States	$3,348	$4,100	$3,246
Canada	1,938	1,809	2,746
Peru	508	—	—
Hong Kong[1]	174,926	263,482	245,737
China	7,282	9,086	4,425
Taiwan	5,591	6,213	5,965
South Korea	466	691	1,129
Russia, Kazakhstan and Ukraine[2]	913	858	1,139
Europe	2,278	1,234	382
Other foreign countries	313	255	91
Total net sales	$197,563	$287,728	$264,860

_____________________________
1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.
2 The Company discontinued its Ukraine operations during the second quarter of 2015.

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net sales by product and service:
Product sales	$187,591	$269,731	$253,041
Enrollment package revenue, freight and other	13,676	25,616	17,623
Less: sales returns	(3,704)	(7,619)	(5,804)
Total net sales	$197,563	$287,728	$264,860

Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2017	2016
Long-lived assets:
United States	$648	$763
Hong Kong	78	140
China	112	199
Other foreign countries	311	286
Total long-lived assets	$1,149	$1,388

11.     SUBSEQUENT EVENTS

On February 6, 2018, the Board of Directors declared a cash dividend of $0.13 on each share of common stock outstanding. Such dividends were paid on March 9, 2018 to stockholders of record on February 27, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

On February 1, 2018, the Company granted 34,202 shares of restricted common stock under the 2016 Plan to certain employees for the purpose of settling fiscal 2017 performance incentives. The shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of their termination of service to the Company under specified circumstances.

On January 26, 2018, the Company entered into an exclusive distribution, license and royalty agreement with a new supplier to purchase products through January 2021 and shall renew for successive one year terms unless notice of termination is provided by either party. To maintain exclusivity, the Company is required to purchase between $453,000 and $3.6 million of product, depending on the product mix and inclusive of royalties, per year until the termination date.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the principal executive officer and principal financial officer concluded that due to a material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2017.

The material weakness identified is related to information technology general controls (“ITGC”) related to our proprietary web-based system. No material financial statement misstatement was identified in relation to this material weakness in our internal control over financial reporting. Management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K, fairly represent in all material respects our financial condition, results of operations and cash flows for the periods at and for the periods presented in accordance with U.S. GAAP.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2017 was not effective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified ITGC deficiencies related to user access controls for our proprietary web-based system, which is used to process orders, record bonus volume activity and calculate member commissions. The Company’s ITGC user access controls specific to our proprietary web-based system did not operate effectively to provide an adequate audit trail for system change management and for the periodic review and testing of user access rights and permissions. Although the control deficiencies identified resulted in no material misstatements to the consolidated financial statements, these ITGC deficiencies, combined with inadequate compensating review controls, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and represent a material weakness in the Company’s internal control over financial reporting. As a result, management concluded that our internal control over financial reporting was not effective at December 31, 2017.

Remediation Efforts to Address Material Weakness

Management, with oversight from the Audit Committee, has implemented a plan intended to remediate the material weakness related to our proprietary web-based system and strengthen our internal control environment. The remediation plan includes the following:

•	Enhancement of controls to ensure that the system change management log is adequately backed up, secured and sufficiently maintained; and

•	Initiation of periodic review and testing of user access rights and permissions.

During the first quarter of 2018, we began the process of revising our controls related to the backup of our proprietary web-based system change management logs and believe those controls are now providing the necessary audit trail. In addition, management has initiated the periodic reviews of user access rights and permissions; however, the required programming changes necessary to improve user access rights and permissions is on-going. We also continue to review and develop additional controls and procedures to improve our control environment, including compensating review controls for our proprietary web-based system. We expect that the remediation of this material weakness will be fully complete during 2018.

Changes in Internal Control over Financial Reporting

Other than with respect to the material weakness identified during the fourth quarter and described above, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Natural Health Trends Corp.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Natural Health Trends Corp.’s (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting:”

Management identified Information Technology General Control (“ITGC”) deficiencies related to user access controls of its proprietary web-based system, which is used to process orders, record bonus volume activity and calculate member commissions. The Company’s ITGC user access controls specific to the proprietary web-based system did not operate effectively to provide an adequate audit trail for system change management and for the periodic review and testing of user access rights and permissions. These ITGC deficiencies, combined with inadequate compensating review controls, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and represent a material weakness in the Company’s internal control over financial reporting.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2017 consolidated financial statements, and this report does not affect our report dated March 27, 2018 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2017 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended of the Company and our report dated March 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP
Marcum LLP

Chicago, IL
March 27, 2018

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2017.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2017.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2017.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2017.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2017.

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

NATURAL HEALTH TRENDS CORP.

Date: March 27, 2018	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	March 27, 2018
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	March 27, 2018
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	March 27, 2018
Randall A. Mason

/s/ George K. Broady	Director	March 27, 2018
George K. Broady

/s/ Kin Y. Chung	Director	March 27, 2018
Kin Y. Chung

/s/ Yiu T. Chan	Director	March 27, 2018
Yiu T. Chan

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
3.3	By-Laws of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.02 to Current Report on Form 8-K filed on July 12, 2005).
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
+10.5
First Amendment to the Natural Health Trends Corp. 2014 Long-Term Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 10, 2017).

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

21.1	Subsidiaries of Natural Health Trends Corp. (filed herewith).
23.1	Consent of Marcum LLP (filed herewith).
23.2	Consent of Lane Gorman Trubitt, LLC (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

+ Management contract or compensatory plan