Form 10-Q
period 2018-03-31
NATURAL HEALTH TRENDS CORP
filed 2018-05-02
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At April 27, 2018, the number of shares outstanding of the registrant’s common stock was 11,376,092 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2018

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

For a summary of certain risks related to our business, see “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, as modified by the disclosure set forth in “Part II, Item 1A. Risk Factors” in this report, which includes the following:

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

•	Our failure to maintain and expand our member relationships could adversely affect our business;

•	We are currently being sued in two derivative lawsuits alleging, among other things, that we made materially false and misleading statements regarding the legality of our business operations in China;

•	We are currently involved in, and may in the future face, litigation claims and governmental proceedings and inquiries that could harm our business;

•	Although our members are independent contractors, improper member actions that violate laws or regulations could harm our business;

•
Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;

•	The high level of competition in our industry could adversely affect our business;

•	Challenges by third parties to the legality of our business operations could harm our business;

•	An increase in the amount of compensation paid to members would reduce profitability;

•	Currency exchange rate fluctuations could lower our revenue and net income;

•	Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income;

•	Transfer pricing regulations affect our business and results of operations;

•	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;

•	Failure of new products to gain member and market acceptance could harm our business;

•	New regulations governing the marketing and sale of nutritional supplements could harm our business;

•	Regulations governing the production and marketing of our personal care products could harm our business;

•	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;

•	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;

•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;

•	We are subject to risks relating to product concentration and lack of revenue diversification;

•	We rely on a limited number of independent third parties to manufacture and supply our products;

•	Growth may be impeded by the political and economic risks of entering and operating foreign markets;

•	We may be held responsible for certain taxes or assessments relating to the activities of our members and service providers, which could harm our financial condition and operating results;

•	We may be unable to protect or use our intellectual property rights;

•	We do not have a comprehensive product liability insurance program and product liability claims could hurt our business;

•	Our internal controls and accounting methods may require modification;

•
We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, our financial statements could contain material misstatements and our business, operations and stock price may be adversely affected;

•	We rely on and are subject to risks associated with our reliance upon information technology systems;

•	System disruptions or failures, cybersecurity risks, and compromises of data could harm our business;

•
Our systems, software and data reside on third-party servers, exposing us to risks that disruption or intrusion of those servers could temporarily or permanently interrupt our access and damage our business;

•	Terrorist attacks, acts of war, epidemics or natural disasters may seriously harm our business;

•	We may experience substantial negative cash flows, which may have a significant adverse effect on our business and could threaten our solvency;

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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,095	$135,311
Inventories	7,944	8,398
Other current assets	6,021	7,534
Total current assets	159,060	151,243
Property and equipment, net	1,040	1,149
Goodwill	1,764	1,764
Restricted cash	3,279	3,167
Deferred tax asset	1,435	1,435
Other assets	809	796
Total assets	$167,387	$159,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,669	$1,751
Income taxes payable	42	309
Accrued commissions	10,027	11,170
Other accrued expenses	8,549	7,605
Deferred revenue	4,112	4,455
Amounts held in eWallets	14,623	15,152
Other current liabilities	1,756	1,479
Total current liabilities	41,778	41,921
Income taxes payable	19,052	19,052
Deferred tax liability	55	56
Long-term incentive	7,596	7,904
Total liabilities	68,481	68,933
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at March 31, 2018 and December 31, 2017	13	13
Additional paid-in capital	86,415	86,683
Retained earnings	52,253	44,908
Accumulated other comprehensive loss	(27)	(413)
Treasury stock, at cost; 1,603,322 and 1,637,524 shares at March 31, 2018 and December 31, 2017, respectively	(39,748)	(40,570)
Total stockholders’ equity	98,906	90,621
Total liabilities and stockholders’ equity	$167,387	$159,554

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$52,367	$59,874
Cost of sales	10,221	11,245
Gross profit	42,146	48,629
Operating expenses:
Commissions expense	22,980	25,965
Selling, general and administrative expenses	9,122	9,672
Total operating expenses	32,102	35,637
Income from operations	10,044	12,992
Other income, net	163	156
Income before income taxes	10,207	13,148
Income tax provision	1,383	2,723
Net income	$8,824	$10,425
Net income per common share:
Basic	$0.78	$0.93
Diluted	$0.78	$0.93
Weighted-average number of common shares outstanding:
Basic	11,286	11,229
Diluted	11,288	11,251
Cash dividends declared per common share	$0.13	$0.44

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$8,824	$10,425
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	397	76
Release of cumulative translation adjustment	—	(258)
Net change in foreign currency translation adjustment	397	(182)
Unrealized losses on available-for-sale securities	(11)	(7)
Comprehensive income	$9,210	$10,236

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,824	$10,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	136
Stock-based compensation	—	9
Cumulative translation adjustment realized in net income	—	(258)
Changes in assets and liabilities:
Inventories	473	2,091
Other current assets	1,548	1,419
Other assets	(5)	(62)
Accounts payable	920	(61)
Income taxes payable	(275)	1,798
Accrued commissions	(1,119)	(428)
Other accrued expenses	1,483	(1,555)
Deferred revenue	(333)	(647)
Amounts held in eWallets	(466)	1,138
Other current liabilities	272	314
Long-term incentive	(308)	(508)
Net cash provided by operating activities	11,145	13,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(72)
Net cash used in investing activities	(17)	(72)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,479)	(4,981)
Net cash used in financing activities	(1,479)	(4,981)
Effect of exchange rates on cash, cash equivalents and restricted cash	247	22
Net increase in cash, cash equivalents and restricted cash	9,896	8,780
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	138,478	128,884
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$148,374	$137,664
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$554	$1,393

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2017 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 27, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification

In accordance with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows - Restricted Cash, the Company has included amounts classified as restricted cash or restricted cash equivalents when reconciling beginning-of-period and end-of-period total cash, cash equivalents and restricted cash amounts, as presented in its consolidated statements of cash flows.

2. ACCOUNTING PRONOUNCEMENTS

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18 that requires amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities had the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  In July 2015, the FASB approved the deferral of the effective date for annual reporting periods that began after December 15, 2017, including interim reporting periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 3 for additional information.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. REVENUE

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on January 1, 2018 using the modified retrospective method. All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recognized when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon the Company’s delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. These contracts are generally short-term in nature.

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 2% of sales for the three months ended March 31, 2018 and 2017.  No material changes in estimates have been recognized during the periods presented. See Note 5 for additional information.

The Company has elected to account for shipping and handling activities performed after title has passed to members as a fulfillment cost, and accrues for the costs of shipping and handling if revenue is recognized before the contractually obligated shipping and handling activities occurs. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs. Costs of events and member training are included within selling, general and administrative expenses.

Various taxes on the sale of products to members are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue for the three months ended March 31, 2018 is primarily due to $3.2 million of revenue recognized which was included in deferred revenue as of December 31, 2017, offset by cash payments received or due in advance of satisfying the Company’s performance obligations. See Note 5 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider.

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018		2017
Americas[1]	$1,536	2.9%	$1,460	2.4%
Hong Kong[2]	47,619	91.0	54,567	91.1
China	1,259	2.4	1,754	2.9
Taiwan	1,061	2.0	1,158	2.0
South Korea	119	0.2	122	0.2
Japan	65	0.1	27	—
Singapore	31	0.1	45	0.1
Malaysia	43	0.1	—	—
Russia and Kazakhstan	203	0.4	217	0.4
Europe	431	0.8	524	0.9
Total	$52,367	100.0%	$59,874	100.0%

1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Product sales	$49,365	$56,577
Freight and other	3,752	4,636
Less: sales returns	(750)	(1,339)
Total net sales	$52,367	$59,874

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales and no single customer accounted for 10% or more of net sales for the three months ended March 31, 2018 and 2017. The Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenues to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged for individual products to similar customers.

Practical Expedients

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded in commissions expense.

The Company does not provide certain disclosures about unsatisfied performance obligations for contracts with an original expected length of one year or less.

4. NET INCOME PER COMMON SHARE

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

The following tables illustrate the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2018			2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$8,824	11,286	$0.78	$10,425	11,229	$0.93
Effect of dilutive securities:
Non-vested restricted stock	—	2		—	22
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$8,824	11,288	$0.78	$10,425	11,251	$0.93

Certain non-vested restricted stock is anti-dilutive upon applying the treasury stock method since the amount of compensation cost for future service results in the hypothetical repurchase of shares exceeding the actual number of shares to be vested. Non-vested restricted stock totaling 28,747 shares were not included for the three months ended March 31, 2018.

5. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	March 31, 2018	December 31, 2017
Cash, cash equivalents and restricted cash:
Cash	$70,249	$61,703
Cash equivalents	74,846	73,608
	145,095	135,311
Restricted cash	3,279	3,167
	$148,374	$138,478
Inventories:
Finished goods	$7,524	$7,779
Raw materials	572	799
Inventory reserve for obsolescence	(152)	(180)
	$7,944	$8,398
Other accrued expenses:
Sales returns	$689	$614
Employee-related expense	5,316	5,568
Warehousing, inventory-related and other	2,544	1,423
	$8,549	$7,605
Deferred revenue:
Unshipped product	$2,017	$2,411
Auto ship advances	1,740	1,665
Other	355	379
	$4,112	$4,455

6. FAIR VALUE MEASUREMENTS

As of March 31, 2018, cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes and bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at March 31, 2018 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	March 31, 2018			December 31, 2017
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Municipal bonds and notes	$5,155	$(1)	$5,154	$13,320	$(1)	$13,319
Corporate debt securities	54,075	(36)	54,039	49,432	(24)	49,408
Financial institution instruments	15,653	—	15,653	10,881	—	10,881
Total available-for-sale investments	$74,883	$(37)	$74,846	$73,633	$(25)	$73,608

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

7. STOCKHOLDERS’ EQUITY

Dividends

On February 6, 2018, the Board of Directors declared a cash dividend of $0.13 on each share of common stock outstanding. Such dividends were paid on March 9, 2018 to stockholders of record on February 27, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of March 31, 2018, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

No stock-based compensation was recognized for the three months ended March 31, 2018. Stock-based compensation expense totaled $8,700 for the three months ended March 31, 2017.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At March 31, 2018, 2,359,671 shares remained available for issuance under the 2016 Plan.

On February 1, 2018, the Company granted 34,202 shares of restricted common stock under the 2016 Plan to certain employees for the purpose of further aligning their interest with those of its stockholders and settling fiscal 2017 performance incentives totaling $554,000. The shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of their termination of service to the Company under specified circumstances.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2017	58,032	$28.59
Granted	34,202	16.19
Vested	(11,687)	26.31
Nonvested at March 31, 2018	80,547	23.65

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first three months of 2018 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2017	$(386)	$(27)	$(413)
Other comprehensive income (loss)	397	(11)	386
Balance, March 31, 2018	$11	$(38)	$(27)

8. INCOME TAXES

The effective income tax rate for the three months ended March 31, 2018 was significantly impacted by recording the effect of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended, which affected the Company’s year ended December 31, 2017, including, but not limited to, reducing the maximum U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, and requiring a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings, which is payable over eight years beginning with 8% of the liability due with the filing of the year ended December 31, 2017 federal tax return that will be due in 2018.

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

Effective January 1, 2018, the Company is subject to the new Global Intangible Low-Taxed Income (“GILTI”) tax rules. GILTI is the excess income of foreign subsidiaries over a 10% routine return on tangible assets. After a 50% deduction, GILTI is subject to the 21% corporate tax rate. Due to the complexity of the GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Although the Company has not elected an accounting policy, it has recorded a provisional amount of the GILTI tax as a current period expense for 2018. The impact of GILTI on the effective tax rate for the three months ended March 31, 2018 was approximately 10%, or $1.0 million, net of foreign tax credits attributed to GILTI. The Company will determine the appropriate accounting policy for its structure and record any necessary adjustments within the measurement period.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. Due to the adoption of a territorial tax regime upon the enactment of the Tax Act, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on the Company’s effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of March 31, 2018, the Company has accrued tax liabilities for earnings that it plans to repatriate out of accumulated earnings in future periods for state tax purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2018.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey and Texas and various foreign jurisdictions. For federal income tax purposes, fiscal years 2007 through 2016 remain open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. The Company is no longer subject to state income tax examinations for years prior to 2012. No jurisdictions are currently examining any income tax returns of the Company or its subsidiaries except that the Taiwan Taxation Administration is currently examining the Taiwan subsidiary’s 2016 tax return. No material adjustment is anticipated.

9. COMMITMENTS AND CONTINGENCIES

Securities Class Action

In January 2016, two putative securities class action complaints were filed against the Company and its top executives in the United States District Court for the Central District of California. On March 29, 2016, the court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. On April 2, 2018, the court approved a class-wide settlement of the action in the amount of $1.75 million, which will be fully funded by the Company’s insurers.

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

On February 1, 2017, pursuant to a stipulation among the parties, the Los Angeles Superior Court entered a stay of the Zhou action pending conclusion of the related federal class action in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. A nearly identical stipulated stay was entered in the Kleinfeldt case on February 28, 2017. On November 10, 2017, the parties to both the Zhou and Kleinfeldt actions entered into a Memorandum of Understanding (“MOU”) to resolve both actions, subject to the negotiation of a written settlement agreement and approval by the federal court in the Kleinfeldt matter.  On November 15, 2017, the parties filed a joint status report and stipulation in the Zhou matter, alerting the court to the MOU and seeking to maintain the stay pending finalization and court approval of the parties’ tentative settlement.  The Zhou court entered an order continuing the stay on November 17, 2017.  On March 9, 2018, the parties filed a Stipulation of Settlement and supporting papers in the Kleinfeldt action. On March 22, 2018, plaintiffs filed a motion for preliminary approval of the tentative settlement.  On April 4, 2018, the court entered an order preliminarily approving the proposed settlement and setting a final hearing for July 16, 2018. If final approval is granted, the proposed settlement will require certain corporate governance reforms and permit an award of up to $250,000 in attorneys’ fees to plaintiffs’ counsel, all of which will be fully funded by the Company’s insurers. Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if the derivative settlement does not become final. If the proposed settlement is not finalized, the Derivative Complaints could result in monetary or other penalties that may materially affect the Company’s operating results and financial condition.

Other Claims

The Company is currently involved in a legal matter with one of its vendors and an outside party. Per the royalty agreement with the vendor, the Company believes that it is fully indemnified in the event of an unfavorable outcome and any potential settlement costs related to the matter would be fully covered by the Company’s vendor.

10. RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision was effective retroactively to January 1, 2015. Such royalties were $83,000 and $91,000 for the three months ended March 31, 2018 and 2017, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

11. SUBSEQUENT EVENT

On April 17, 2018, the Board of Directors declared a quarterly cash dividend of $0.14 and a special cash dividend of $1.76 on each share of common stock outstanding. Such dividends are payable on May 25, 2018 to stockholders of record on May 15, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

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

As of March 31, 2018, we were conducting business through 95,040 active members, compared to 95,670 three months ago and 113,710 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia and Europe. We also invested some resources in Mexico and Peru last year.

We generate approximately 97% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 91% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see generally in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

Income Statement Presentation

We mainly derive revenue from sales of products. Substantially all of our product sales are to independent members at published wholesale prices. Product sales are recognized when the products are shipped and title passes to independent members, which generally is upon our delivery to the carrier that completes delivery to the members. We estimate and accrue a reserve for product returns based on our return policies and historical experience. We bill members for shipping charges and recognize the freight revenue in net sales. We have elected to account for shipping and handling activities performed after title has passed to members as a fulfillment cost, and accrue for the costs of shipping and handling if revenue is recognized before the contractually obligated shipping and handling activities occurs. Event and training revenue is deferred and recognized as the event or training occurs.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first three months of 2018 and 2017, represented 44% and 43%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	19.5	18.8
Gross profit	80.5	81.2
Operating expenses:
Commissions expense	43.9	43.4
Selling, general and administrative expenses	17.4	16.1
Total operating expenses	61.3	59.5
Income from operations	19.2	21.7
Other income, net	0.3	0.3
Income before income taxes	19.5	22.0
Income tax provision	2.6	4.5
Net income	16.9%	17.5%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018		2017
Americas[1]	$1,536	2.9%	$1,460	2.4%
Hong Kong[2]	47,619	91.0	54,567	91.1
China	1,259	2.4	1,754	2.9
Taiwan	1,061	2.0	1,158	2.0
South Korea	119	0.2	122	0.2
Japan	65	0.1	27	—
Singapore	31	0.1	45	0.1
Malaysia	43	0.1	—	—
Russia and Kazakhstan	203	0.4	217	0.4
Europe	431	0.8	524	0.9
Total	$52,367	100.0%	$59,874	100.0%
1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $52.4 million for the three months ended March 31, 2018 compared with $59.9 million for the comparable period a year ago, a decrease of $7.5 million, or 13%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $6.9 million, or 13%, over the comparable period a year ago. The sales decrease was primarily attributable to the slowdown we have been experiencing in our Asian markets since the third quarter of 2016, which has impaired our members’ ability to conduct business and impacted the operations of our logistics partners. In addition, Hong Kong experienced a decrease of 21,600 active members, or 21%, from March 31, 2017 to March 31, 2018, which contributed to the decrease in product sales volume.

Outside of our Hong Kong business, net sales decreased $559,000, or 11%, over the comparable three month period a year ago, driven largely by a 28% decrease in our China e-commerce business. The $495,000 net sales decrease in our China e-commerce business was primarily the result of decreased sales of our Home product line, partially offset by increased sales of our Wellness product line.

As of March 31, 2018, deferred revenue was $4.1 million, which primarily consisted of $2.0 million pertaining to unshipped product orders and $1.7 million pertaining to auto ship advances.

Gross Profit

Gross profit was 80.5% of net sales for the three months ended March 31, 2018 compared with 81.2% of net sales for the three months ended March 31, 2017. The gross profit margin percentage decrease was primarily due to lower event revenue.

Commissions

Commissions were 43.9% of net sales for the three months ended March 31, 2018, compared with 43.4% of net sales for the three months ended March 31, 2017. The slight increase as a percentage of net sales for the three month period ended March 31, 2018 primarily resulted from higher estimated costs for on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.1 million for the three months ended March 31, 2018 compared with $9.7 million in the same period a year ago. Selling, general and administrative expenses decreased by 6% during the three month period ended March 31, 2018 mainly due to decreases in professional fees and event costs, as well as a decrease in credit card fees and assessments due to lower net sales, partially offset by an increase in employee-related costs as compared to the same period in the prior year.

Income Taxes

An income tax provision of $1.4 million and $2.7 million was recognized during the three month periods ended March 31, 2018 and 2017, respectively. The effective tax rate for the three month period ended March 31, 2018 is less than the comparable period a year ago due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 by the U.S. government, which is effective for taxable years beginning on or after January 1, 2018. The Tax Act reduced the maximum U.S. federal corporate income tax rate from 35% to 21%. The primary impact of the Tax Act on the three months ended March 31, 2018 was the inclusion of the tax effects of Global Intangible Low-Taxed Income (“GILTI”). GILTI is the excess income of foreign subsidiaries over a 10% routine return on tangible assets. After a 50% deduction, GILTI is subject to the 21% corporate tax rate. The impact of GILTI on the effective tax rate for the three months ended March 31, 2018 was approximately 10%, or $1.0 million, net of foreign tax credits attributed to GILTI.

Liquidity and Capital Resources

At March 31, 2018, our cash and cash equivalents totaled $145.1 million. Total cash and cash equivalents increased by $9.8 million from December 31, 2017 to March 31, 2018. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2018, we had $74.8 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $144.1 million held in bank accounts overseas, which included $9.0 million held in banks located within China subject to foreign currency controls.

As of March 31, 2018, the ratio of current assets to current liabilities was 3.81 to 1.00 and we had $117.3 million of working capital. Working capital as of March 31, 2018 increased $8.0 million compared to our working capital as of December 31, 2017, due primarily to an increase in cash from operations during the three months ended March 31, 2018.

Cash provided by operations was $11.1 million for the first three months of 2018 compared with $13.8 million in the comparable period of 2017. The decrease in operating cash flows resulted primarily from the decrease in product orders and the impact of our members’ utilization of our eWallet functionality.

Cash flows used in investing activities totaled $17,000 during the first three months of 2018. Cash flows used in investing activities totaled $72,000 during the first three months of 2017 and consisted primarily of capitalizable software development costs and buildout costs for our expansion into Peru and Vietnam.

Cash flows used in financing activities during the first three months of 2018 and 2017 consisted solely of dividend payments totaling $1.5 million and $5.0 million, respectively.

On April 17, 2018, the Board of Directors declared a quarterly cash dividend of $0.14 and a special cash dividend of $1.76 on each share of common stock outstanding. Such dividends are payable on May 25, 2018 to stockholders of record on May 15, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

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

Our priority is to focus our resources on investing in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia and Europe. We will continue to invest in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and other requirements for a China direct selling license application. We also invested some resources in Mexico and Peru last year.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 27, 2018. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and as those that require management’s most subjective judgments.  Management believes our critical accounting policies and estimates are those related to revenue recognition, as well as those used in the determination of liabilities related to member commissions and income taxes.

Revenue Recognition.  Product sales are recognized when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $2.0 million and $2.4 million at March 31, 2018 and December 31, 2017, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.7 million at March 31, 2018 and December 31, 2017.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $10.0 million and $11.2 million at March 31, 2018 and December 31, 2017, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of March 31, 2018, we no longer have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. The Tax Act, enacted on December 22, 2017 by the U.S. government, requires a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of March 31, 2018, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods for state tax purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2018.

We estimate what our effective tax rate will be for the full fiscal year at each interim reporting period and record a quarterly tax provision based on that estimated effective tax rate. Throughout the year that estimated rate may change based on variations in our business, changes in our corporate structure, changes in the geographic mix and amount of income, applicable tax laws and regulations, communications with tax authorities, as well as our estimated and actual level of annual pre-tax income. We adjust our income tax provision in the reporting period in which the change in our estimated rate occurs so that the year-to-date provision is consistent with the anticipated annual tax rate. Our effective tax rate projected for the year ending December 31, 2018 is 13.6%, which differs from the year ended December 31, 2017 primarily as a result of the Tax Act.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. dollar. Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Canadian dollar, Mexican peso, Peruvian sol and European euro represented approximately 7% of our revenue during each of the three month periods ended March 31, 2018 and 2017. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain balances denominated in currencies other than the U.S. dollar.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the first quarter of 2018, we began the process of revising our controls related to the backup of our proprietary web-based system change management logs and believe those controls are now providing the necessary audit trail. In addition, management has completed its initial review of user access rights and permissions and will continue to perform periodic reviews of user access rights and permissions; however, the required programming changes necessary to improve user access rights and permissions is on-going. We also continue to review and develop additional controls and procedures to improve our control environment, including compensating review controls for our proprietary web-based system. We expect that the remediation of this material weakness will be fully complete during 2018.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Securities Class Action

In January 2016, two putative securities class action complaints were filed against us and our top executives in the United States District Court for the Central District of California. On March 29, 2016, the court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. On April 2, 2018, the court approved a class-wide settlement of the action in the amount of $1.75 million, which will be fully funded by our insurers.

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

On February 1, 2017, pursuant to a stipulation among the parties, the Los Angeles Superior Court entered a stay of the Zhou action pending conclusion of the related federal class action in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. A nearly identical stipulated stay was entered in the Kleinfeldt case on February 28, 2017. On November 10, 2017, the parties to both the Zhou and Kleinfeldt actions entered into a Memorandum of Understanding (“MOU”) to resolve both actions, subject to the negotiation of a written settlement agreement and approval by the federal court in the Kleinfeldt matter.  On November 15, 2017, the parties filed a joint status report and stipulation in the Zhou matter, alerting the court to the MOU and seeking to maintain the stay pending finalization and court approval of the parties’ tentative settlement.  The Zhou court entered an order continuing the stay on November 17, 2017. On March 9, 2018, the parties filed a Stipulation of Settlement and supporting papers in the Kleinfeldt action.  On March 22, 2018, plaintiffs filed a motion for preliminary approval of the tentative settlement. On April 4, 2018, the court entered an order preliminarily approving the proposed settlement and setting a final hearing for July 16, 2018. If final approval is granted, the proposed settlement will require certain corporate governance reforms and permit an award of up to $250,000 in attorneys’ fees to plaintiffs’ counsel, all of which will be fully funded by our insurers. Defendants continue to believe that these claims are without merit and intend to vigorously defend against them if the derivative settlement does not become final. If the proposed settlement is not finalized, the Derivative Complaints could result in monetary or other penalties that may materially affect our operating results and financial condition.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017, except that the following risk factor is modified to reflect the class-wide settlement of the securities class action, referenced in Part II, Item 1 of this report:

We are currently being sued in two derivative lawsuits alleging, among other things, that we made materially false and misleading statements regarding the legality of our business operations in China.

Our executive officers and directors are named as defendants in two derivative complaints, purporting to assert claims for breach of fiduciary duties, unjust enrichment, and insider selling, among others, based on allegations that we have been making materially false and misleading statements regarding the legality of our business operations in China, among other things. These complaints seek an indeterminate amount of damages on behalf of the Company, as well as equitable remedies. Although we have entered into a Stipulation of Settlement that has been preliminarily approved by the United States District Court for the Central District of California, there is no guarantee that the proposed settlement of these actions will receive final approval or ultimately become effective. Further, notwithstanding potentially applicable insurance coverage, these complaints, or others filed alleging similar facts, could result in monetary or other penalties that may adversely affect our operating results and financial condition. Moreover, the negative publicity stemming from these complaints and the allegations they make could harm our business and operations. Accordingly, any adverse determination against us in these suits, or even the allegations contained in the suits regardless of whether they are ultimately found to be without merit, could harm our business, operations and financial condition.

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

NATURAL HEALTH TRENDS CORP.

Date: May 2, 2018	/s/ Timothy S. Davidson
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