Form 10-Q
period 2018-06-30
NATURAL HEALTH TRENDS CORP
filed 2018-08-01
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

At July 27, 2018, the number of shares outstanding of the registrant’s common stock was 11,376,092 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2018

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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,270	$135,311
Inventories	10,358	8,398
Other current assets	5,550	7,534
Total current assets	144,178	151,243
Property and equipment, net	1,025	1,149
Goodwill	1,764	1,764
Restricted cash	3,111	3,167
Deferred tax asset	1,435	1,435
Other assets	854	796
Total assets	$152,367	$159,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,995	$1,751
Income taxes payable	257	309
Accrued commissions	10,399	11,170
Other accrued expenses	8,157	7,605
Deferred revenue	3,831	4,455
Amounts held in eWallets	14,902	15,152
Other current liabilities	1,446	1,479
Total current liabilities	41,987	41,921
Income taxes payable	17,395	19,052
Deferred tax liability	75	56
Long-term incentive	7,342	7,904
Total liabilities	66,799	68,933
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at June 30, 2018 and December 31, 2017	13	13
Additional paid-in capital	86,415	86,683
Retained earnings	39,662	44,908
Accumulated other comprehensive loss	(774)	(413)
Treasury stock, at cost; 1,603,322 and 1,637,524 shares at June 30, 2018 and December 31, 2017, respectively	(39,748)	(40,570)
Total stockholders’ equity	85,568	90,621
Total liabilities and stockholders’ equity	$152,367	$159,554

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$50,910	$51,465	$103,277	$111,339
Cost of sales	10,399	9,793	20,620	21,038
Gross profit	40,511	41,672	82,657	90,301
Operating expenses:
Commissions expense	22,310	22,075	45,290	48,040
Selling, general and administrative expenses	8,093	6,730	17,215	16,402
Total operating expenses	30,403	28,805	62,505	64,442
Income from operations	10,108	12,867	20,152	25,859
Other income, net	53	80	216	236
Income before income taxes	10,161	12,947	20,368	26,095
Income tax provision	1,138	2,644	2,521	5,367
Net income	$9,023	$10,303	$17,847	$20,728
Net income per common share:
Basic	$0.80	$0.92	$1.58	$1.84
Diluted	$0.80	$0.91	$1.58	$1.84
Weighted-average number of common shares outstanding:
Basic	11,298	11,243	11,292	11,236
Diluted	11,305	11,274	11,297	11,264
Cash dividends declared per common share	$1.90	$0.45	$2.03	$0.89

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$9,023	$10,303	$17,847	$20,728
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(762)	87	(365)	163
Release of cumulative translation adjustment	—	—	—	(258)
Net change in foreign currency translation adjustment	(762)	87	(365)	(95)
Unrealized gains (losses) on available-for-sale securities	15	2	4	(5)
Comprehensive income	$8,276	$10,392	$17,486	$20,628

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,847	$20,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235	276
Stock-based compensation	—	17
Cumulative translation adjustment realized in net income	—	(258)
Changes in assets and liabilities:
Inventories	(2,057)	1,388
Other current assets	1,955	489
Other assets	(73)	(58)
Accounts payable	1,246	226
Income taxes payable	(1,705)	4,304
Accrued commissions	(707)	(915)
Other accrued expenses	1,119	(3,229)
Deferred revenue	(592)	(939)
Amounts held in eWallets	(192)	(327)
Other current liabilities	(24)	(24)
Long-term incentive	(562)	(1,049)
Net cash provided by operating activities	16,490	20,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(113)	(170)
Net cash used in investing activities	(113)	(170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(23,093)	(10,078)
Net cash used in financing activities	(23,093)	(10,078)
Effect of exchange rates on cash, cash equivalents and restricted cash	(381)	(41)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,097)	10,340
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	138,478	128,884
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$131,381	$139,224
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$554	$1,393

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 2% and 3% of sales for the six months ended June 30, 2018 and 2017, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 5 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue for the three months ended June 30, 2018 is primarily due to $2.8 million of revenue recognized which was included in deferred revenue as of March 31, 2018, offset by cash payments received or due in advance of satisfying the Company’s performance obligations. See Note 5 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider.

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Americas[1]	$1,855	3.6%	$1,641	3.2%	$3,391	3.3%	$3,101	2.8%
Hong Kong[2]	44,615	87.7	45,688	88.8	92,234	89.3	100,255	90.0
China	2,553	5.0	1,247	2.4	3,812	3.7	3,001	2.7
Taiwan	937	1.8	1,729	3.4	1,998	1.9	2,887	2.6
South Korea	140	0.3	129	0.2	259	0.3	251	0.2
Japan	44	0.1	33	0.1	109	0.1	60	0.1
Singapore	51	0.1	39	0.1	82	0.1	84	0.1
Malaysia	57	0.1	—	—	100	0.1	—	—
Russia and Kazakhstan	239	0.5	229	0.4	442	0.4	446	0.4
Europe	419	0.8	730	1.4	850	0.8	1,254	1.1
Total	$50,910	100.0%	$51,465	100.0%	$103,277	100.0%	$111,339	100.0%

1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales	$48,458	$49,528	$97,823	$106,105
Freight and other	3,434	3,179	7,186	7,815
Less: sales returns	(982)	(1,242)	(1,732)	(2,581)
Total net sales	$50,910	$51,465	$103,277	$111,339

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales and no single customer accounted for 10% or more of net sales for the three and six months ended June 30, 2018 and 2017. The Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

The following tables illustrate the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2018			2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$9,023	11,298	$0.80	$10,303	11,243	$0.92
Effect of dilutive securities:
Non-vested restricted stock	—	7		—	31
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$9,023	11,305	$0.80	$10,303	11,274	$0.91

	Six Months Ended June 30,
	2018			2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$17,847	11,292	$1.58	$20,728	11,236	$1.84
Effect of dilutive securities:
Non-vested restricted stock	—	5		—	28
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$17,847	11,297	$1.58	$20,728	11,264	$1.84

Certain non-vested restricted stock is anti-dilutive upon applying the treasury stock method since the amount of compensation cost for future service results in the hypothetical repurchase of shares exceeding the actual number of shares to be vested. Non-vested restricted stock totaling 11,030 and 13,331 shares were not included for the three and six months ended June 30, 2018, respectively.

5. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	June 30, 2018	December 31, 2017
Cash, cash equivalents and restricted cash:
Cash	$51,124	$61,703
Cash equivalents	77,146	73,608
	128,270	135,311
Restricted cash	3,111	3,167
	$131,381	$138,478
Inventories:
Finished goods	$9,852	$7,779
Raw materials	574	799
Inventory reserve for obsolescence	(68)	(180)
	$10,358	$8,398
Other accrued expenses:
Sales returns	$455	$614
Employee-related expense	6,069	5,568
Warehousing, inventory-related and other	1,633	1,423
	$8,157	$7,605
Deferred revenue:
Unshipped product	$1,703	$2,411
Auto ship advances	1,752	1,665
Other	376	379
	$3,831	$4,455

6. FAIR VALUE MEASUREMENTS

As of June 30, 2018, cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes and bonds and corporate debt, commercial paper, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2018 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	June 30, 2018			December 31, 2017
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Municipal bonds and notes	$7,176	$(1)	$7,175	$13,320	$(1)	$13,319
Corporate debt securities	49,900	(22)	49,878	49,432	(24)	49,408
Financial institution instruments	20,093	—	20,093	10,881	—	10,881
Total available-for-sale investments	$77,169	$(23)	$77,146	$73,633	$(25)	$73,608

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

7. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the six months ended June 30, 2018 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
April 17, 2018 (special)	$1.76	$20,022	May 15, 2018	May 25, 2018
April 17, 2018	0.14	1,592	May 15, 2018	May 25, 2018
February 6, 2018	0.13	1,479	February 27, 2018	March 9, 2018
	$2.03	$23,093

Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of June 30, 2018, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

No stock-based compensation was recognized for the three or six months ended June 30, 2018. Stock-based compensation expense totaled $8,600 and $17,300 for the three and six months ended June 30, 2017, respectively.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At June 30, 2018, 2,359,671 shares remained available for issuance under the 2016 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2017	58,032	$28.59
Granted	34,202	16.19
Vested	(23,374)	26.31
Nonvested at June 30, 2018	68,860	23.20

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first six months of 2018 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains/(Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2017	$(386)	$(27)	$(413)
Other comprehensive income (loss)	(365)	4	(361)
Balance, June 30, 2018	$(751)	$(23)	$(774)

8. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2018 was significantly impacted by recording the effect of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended, which affected the Company’s year ended December 31, 2017, including, but not limited to, reducing the maximum U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, and requiring a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings, which is payable over eight years beginning with 8% of the liability due with the filing of the year ended December 31, 2017 federal tax return that will be due in 2018.

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

Effective January 1, 2018, the Company is subject to the new Global Intangible Low-Taxed Income (“GILTI”) tax rules. GILTI is the excess income of foreign subsidiaries over a 10% routine return on tangible assets. After a 50% deduction, GILTI is subject to the 21% corporate tax rate. Due to the complexity of the GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Although the Company has not elected an accounting policy, it has recorded a provisional amount of the GILTI tax as a current period expense for 2018. The impact of GILTI as a component of the effective tax rate for the six months ended June 30, 2018 was approximately 8%, or $1.6 million, net of foreign tax credits attributed to GILTI. The provisional amount of the GILTI tax during the second quarter of 2018 resulted in a decrease as a component of the effective tax rate from 10% in the first quarter of 2018. The Company will determine the appropriate accounting policy for its structure and record any necessary adjustments within the measurement period.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. Due to the adoption of a territorial tax regime upon the enactment of the Tax Act, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on the Company’s effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of June 30, 2018, the Company has accrued tax liabilities for earnings that it plans to repatriate out of accumulated earnings in future periods for state tax purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2018.

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

9. COMMITMENTS AND CONTINGENCIES

Securities Class Action

In January 2016, two putative securities class action complaints were filed against the Company and its top executives in the United States District Court for the Central District of California. On March 29, 2016, the court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. On April 2, 2018, the court approved a class-wide settlement of the action in the amount of $1.75 million, which was fully funded by the Company’s insurers. On April 6, 2018, the court entered a Final Judgment and Order of Dismissal With Prejudice.

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

On February 1, 2017, pursuant to a stipulation among the parties, the Los Angeles Superior Court entered a stay of the Zhou action pending conclusion of the related federal class action in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. A nearly identical stipulated stay was entered in the Kleinfeldt case on February 28, 2017. On November 10, 2017, the parties to both the Zhou and Kleinfeldt actions entered into a Memorandum of Understanding (“MOU”) to resolve both actions, subject to the negotiation of a written settlement agreement and approval by the federal court in the Kleinfeldt matter.  On November 15, 2017, the parties filed a joint status report and stipulation in the Zhou matter, alerting the court to the MOU and seeking to maintain the stay pending finalization and court approval of the parties’ tentative settlement.  The Zhou court entered an order continuing the stay on November 17, 2017.  On March 9, 2018, the parties filed a Stipulation of Settlement and supporting papers in the Kleinfeldt action. On March 22, 2018, plaintiffs filed a motion for preliminary approval of the tentative settlement.  On April 4, 2018, the court entered an order preliminarily approving the proposed settlement and setting a final hearing for July 16, 2018. On July 16, 2018, the court granted final approval of the settlement and entered judgment in the Kleinfeldt matter.  In exchange for full releases, the settlement requires the Company to implement certain corporate governance reforms and includes an award of $250,000 in attorneys’ fees to plaintiffs’ counsel, all of which will be fully funded by the Company’s insurers. The settlement and judgment also requires that plaintiff take the necessary steps to voluntarily dismiss the Zhou action with prejudice promptly after the judgment becomes final and non-appealable.

Other Claims

The Company is currently involved in a legal matter with one of its vendors and an outside party. Per the royalty agreement with the vendor, the Company believes that it is fully indemnified in the event of an unfavorable outcome and any potential settlement costs related to the matter would be fully covered by the Company’s vendor.

10. RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. On April 29, 2015, the Company and BHS amended the Royalty Agreement and License to change the royalty to a price per unit instead of 2.5% of sales revenue. Such provision was effective retroactively to January 1, 2015. Such royalties were $93,000 and $86,000 for the three months ended June 30, 2018 and 2017, respectively, and $176,000 and $177,000 for the six months ended June 30, 2018 and 2017, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

11. SUBSEQUENT EVENT

On July 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.15 and a special cash dividend of $0.25 on each share of common stock outstanding. Such dividends are payable on August 24, 2018 to stockholders of record on August 14, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

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

As of June 30, 2018, we were conducting business through 93,000 active members, compared to 95,040 three months ago and 107,290 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia and Europe. We also invested some resources in Mexico and Peru last year.

We generate approximately 96% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 88% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see generally in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first six months of 2018 and 2017, represented 44% and 43%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.4	19.0	20.0	18.9
Gross profit	79.6	81.0	80.0	81.1
Operating expenses:
Commissions expense	43.8	42.9	43.8	43.2
Selling, general and administrative expenses	15.9	13.1	16.7	14.7
Total operating expenses	59.7	56.0	60.5	57.9
Income from operations	19.9	25.0	19.5	23.2
Other income, net	0.1	0.1	0.2	0.2
Income before income taxes	20.0	25.1	19.7	23.4
Income tax provision	2.2	5.1	2.4	4.8
Net income	17.8%	20.0%	17.3%	18.6%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Americas[1]	$1,855	3.6%	$1,641	3.2%	$3,391	3.3%	$3,101	2.8%
Hong Kong[2]	44,615	87.7	45,688	88.8	92,234	89.3	100,255	90.0
China	2,553	5.0	1,247	2.4	3,812	3.7	3,001	2.7
Taiwan	937	1.8	1,729	3.4	1,998	1.9	2,887	2.6
South Korea	140	0.3	129	0.2	259	0.3	251	0.2
Japan	44	0.1	33	0.1	109	0.1	60	0.1
Singapore	51	0.1	39	0.1	82	0.1	84	0.1
Malaysia	57	0.1	—	—	100	0.1	—	—
Russia and Kazakhstan	239	0.5	229	0.4	442	0.4	446	0.4
Europe	419	0.8	730	1.4	850	0.8	1,254	1.1
Total	$50,910	100.0%	$51,465	100.0%	$103,277	100.0%	$111,339	100.0%
1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $50.9 million for the three months ended June 30, 2018 compared with $51.5 million for the comparable period a year ago, a slight decrease of $555,000, or 1%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $1.1 million, or 2%, over the comparable period a year ago.

Outside of our Hong Kong business, net sales increased $518,000, or 9%, over the comparable three month period a year ago, driven largely by a 105% increase in our China e-commerce business, partially offset by a 46% decrease in Taiwan. The $1.3 million net sales increase in our China e-commerce business was primarily the result of increased sales of our Home product line due to a one-time promotion, and also increased sales of our Wellness product line.

Net sales were $103.3 million for the six months ended June 30, 2018 compared with $111.3 million for the comparable period a year ago, a decrease of $8.1 million, or 7%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $8.0 million, or 8%, over the comparable period a year ago. Hong Kong experienced a decrease of 15,100 active members, or 16%, from June 30, 2017 to June 30, 2018, which contributed to the decrease in product sales volume.

Outside of our Hong Kong business, net sales for the six months ended June 30, 2018 decreased $41,000, or less than 1%, over the comparable six month period a year ago.

As of June 30, 2018, deferred revenue was $3.8 million, which primarily consisted of $1.7 million pertaining to unshipped product orders and $1.8 million pertaining to auto ship advances.

Gross Profit

Gross profit was 79.6% of net sales for the three months ended June 30, 2018 compared with 81.0% of net sales for the three months ended June 30, 2017. The gross profit margin percentage decrease was primarily attributable to product promotions in our China e-commerce business.

Gross profit was 80.0% of net sales for the six months ended June 30, 2018 compared with 81.1% of net sales for the six months ended June 30, 2017. The gross profit margin percentage decrease was primarily due to lower event revenue and product promotions in our China e-commerce business.

Commissions

Commissions were 43.8% of net sales for the three months ended June 30, 2018, compared with 42.9% of net sales for the three months ended June 30, 2017, and 43.8% of net sales for the six months ended June 30, 2018, compared with 43.2% for the comparable period a year ago. The increase as a percentage of net sales for the three and six month periods ended June 30, 2018 primarily resulted from higher estimated costs for on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.1 million for the three months ended June 30, 2018 compared with $6.7 million in the same period a year ago. For the six months ended June 30, 2018, selling, general and administrative expenses were $17.2 million compared with $16.4 million for the comparable period a year ago. Selling, general and administrative expenses increased by 20% and 5% during the three and six month periods mainly due to increases in employee-related costs, partially offset by decreases in professional fees as compared to the same period in the prior year.

Income Taxes

An income tax provision of $1.1 million and $2.6 million was recognized during the three month periods ended June 30, 2018 and 2017, respectively and $2.5 million and $5.4 million during the six month periods ended June 30, 2018 and 2017, respectively. The effective tax rate for the three and six month periods ended June 30, 2018 is less than each of the comparable periods a year ago due primarily to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 by the U.S. government, which is effective for taxable years beginning on or after January 1, 2018. The Tax Act reduced the maximum U.S. federal corporate income tax rate from 35% to 21%. The primary impact of the Tax Act on the three and six months ended June 30, 2018 was the inclusion of the tax effects of Global Intangible Low-Taxed Income (“GILTI”). GILTI is the excess income of foreign subsidiaries over a 10% routine return on tangible assets. After a 50% deduction, GILTI is subject to the 21% corporate tax rate. The impact of GILTI as a component of the effective tax rate for the six months ended June 30, 2018 was approximately 8%, or $1.6 million, net of foreign tax credits attributed to GILTI. The provisional amount of the GILTI tax during the second quarter of 2018 resulted in a decrease as a component of the effective tax rate from 10% in the first quarter of 2018.

Liquidity and Capital Resources

At June 30, 2018, our cash and cash equivalents totaled $128.3 million. Total cash and cash equivalents decreased by $7.0 million from December 31, 2017 to June 30, 2018, primarily due to the $20.0 million special dividend our Board of Directors declared and paid as a result of an evaluation of the Tax Act, partially offset by an increase in cash from operations during the six months ended June 30, 2018. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2018, we had $77.1 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $10.1 million held in banks located within China subject to foreign currency controls.

As of June 30, 2018, the ratio of current assets to current liabilities was 3.43 to 1.00 and we had $102.2 million of working capital. Working capital as of June 30, 2018 decreased $7.1 million compared to our working capital as of December 31, 2017, due primarily to the decrease in cash and cash equivalents during the six months ended June 30, 2018 as stated above.

Cash provided by operations was $16.5 million for the first six months of 2018 compared with $20.6 million in the comparable period of 2017. The decrease in operating cash flows resulted primarily from the decrease in product orders and an increase in inventories and inventory-related deposits as we build up our inventory in Greater China to enhance our ability to navigate the challenging and uncertain international trade environment.

Cash flows used in investing activities totaled $113,000 during the first six months of 2018 and consisted primarily of buildout costs in our Hong Kong office and capitalizable software development costs. Cash flows used in investing activities totaled $170,000 during the first six months of 2017 and consisted primarily of capitalizable software development costs and buildout costs for our expansion into Peru and Vietnam.

Cash flows used in financing activities during the first six months of 2018 consisted solely of the following dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
April 17, 2018 (special)	$1.76	$20,022	May 15, 2018	May 25, 2018
April 17, 2018	0.14	1,592	May 15, 2018	May 25, 2018
February 6, 2018	0.13	1,479	February 27, 2018	March 9, 2018
	$2.03	$23,093

On July 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.15 and a special cash dividend of $0.25 on each share of common stock outstanding. Such dividends are payable on August 24, 2018 to stockholders of record on August 14, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Cash flows used in financing activities during the first six months of 2017 consisted solely of dividend payments totaling $10.1 million.

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

Revenue Recognition.  All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recognized when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.7 million and $2.4 million at June 30, 2018 and December 31, 2017, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.8 million and $1.7 million at June 30, 2018 and December 31, 2017, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $10.4 million and $11.2 million at June 30, 2018 and December 31, 2017, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of June 30, 2018, we no longer have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. The Tax Act, enacted on December 22, 2017 by the U.S. government, requires a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of June 30, 2018, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods for state tax purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2018.

We estimate what our effective tax rate will be for the full fiscal year at each interim reporting period and record a quarterly tax provision based on that estimated effective tax rate. Throughout the year that estimated rate may change based on variations in our business, changes in our corporate structure, changes in the geographic mix and amount of income, applicable tax laws and regulations, communications with tax authorities, as well as our estimated and actual level of annual pre-tax income. We adjust our income tax provision in the reporting period in which the change in our estimated rate occurs so that the year-to-date provision is consistent with the anticipated annual tax rate. Our effective tax rate projected for the year ending December 31, 2018 is 12.4%, which differs from the year ended December 31, 2017 primarily as a result of the Tax Act.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. dollar. Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. Our foreign currency exchange rate exposure to South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Thai baht, Canadian dollar, Mexican peso, Peruvian sol and European euro represented approximately 9% and 8% of our revenue during each of the six month periods ended June 30, 2018 and 2017, respectively. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain balances denominated in currencies other than the U.S. dollar.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the second quarter of 2018, we continued to enhance our controls related to the backup of our proprietary web-based system change management logs and have begun testing those controls. We also are continuing with monthly reviews of user access rights and permissions and have completed the required programming changes regarding certain rights that were not previously provisioned.  Additional programming changes to improve user access rights and permissions are on-going.  We also continue to review and develop additional controls and procedures to improve our control environment, including compensating review controls for our proprietary web-based system. We expect that the remediation of this material weakness will be fully complete during 2018.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Securities Class Action

In January 2016, two putative securities class action complaints were filed against us and our top executives in the United States District Court for the Central District of California. On March 29, 2016, the court consolidated these actions under the caption Ford v. Natural Health Trends Corp., Case No. 2:16-cv-00255-TJH-AFMx, appointed two Lead Plaintiffs, Mahn Dao and Juan Wang, and appointed the Rosen Law Firm and Levi & Korsinsky LLP as co-Lead Counsel for the purported class. On April 2, 2018, the court approved a class-wide settlement of the action in the amount of $1.75 million, which was fully funded by our insurers. On April 6, 2018, the court entered a Final Judgment and Order of Dismissal With Prejudice.

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

On February 1, 2017, pursuant to a stipulation among the parties, the Los Angeles Superior Court entered a stay of the Zhou action pending conclusion of the related federal class action in the United States District Court for the Central District of California: Ford v. Natural Health Trends Corp. A nearly identical stipulated stay was entered in the Kleinfeldt case on February 28, 2017. On November 10, 2017, the parties to both the Zhou and Kleinfeldt actions entered into a Memorandum of Understanding (“MOU”) to resolve both actions, subject to the negotiation of a written settlement agreement and approval by the federal court in the Kleinfeldt matter.  On November 15, 2017, the parties filed a joint status report and stipulation in the Zhou matter, alerting the court to the MOU and seeking to maintain the stay pending finalization and court approval of the parties’ tentative settlement.  The Zhou court entered an order continuing the stay on November 17, 2017. On March 9, 2018, the parties filed a Stipulation of Settlement and supporting papers in the Kleinfeldt action.  On March 22, 2018, plaintiffs filed a motion for preliminary approval of the tentative settlement. On April 4, 2018, the court entered an order preliminarily approving the proposed settlement and setting a final hearing for July 16, 2018. On July 16, 2018, the court granted final approval of the settlement and entered judgment in the Kleinfeldt matter.  In exchange for full releases, the settlement requires us to implement certain corporate governance reforms and includes an award of $250,000 in attorneys’ fees to plaintiffs’ counsel, all of which will be fully funded by our insurers. The settlement and judgment also requires that plaintiff take the necessary steps to voluntarily dismiss the Zhou action with prejudice promptly after the judgment becomes final and non-appealable.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017, except that we delete the risk factor captioned “We are currently being sued in three lawsuits alleging, among other things, that we made materially false and misleading statements regarding the legality of our business operations in China.” As disclosed elsewhere in this report, these lawsuits have now been fully settled.

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

NATURAL HEALTH TRENDS CORP.

Date: August 1, 2018	/s/ Timothy S. Davidson
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