Form 10-Q
period 2018-09-30
NATURAL HEALTH TRENDS CORP
filed 2018-10-30
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At October 26, 2018, the number of shares outstanding of the registrant’s common stock was 11,376,092 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
September 30, 2018

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

•
Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition;

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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,206	$135,311
Inventories	11,119	8,398
Other current assets	4,918	7,534
Total current assets	148,243	151,243
Property and equipment, net	988	1,149
Goodwill	1,764	1,764
Restricted cash	3,003	3,167
Deferred tax asset	1,435	1,435
Other assets	859	796
Total assets	$156,292	$159,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,715	$1,751
Income taxes payable	168	309
Accrued commissions	13,125	11,170
Other accrued expenses	7,341	7,605
Deferred revenue	4,462	4,455
Amounts held in eWallets	14,196	15,152
Other current liabilities	1,906	1,479
Total current liabilities	43,913	41,921
Income taxes payable	16,982	19,052
Deferred tax liability	75	56
Long-term incentive	7,104	7,904
Total liabilities	68,074	68,933
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at September 30, 2018 and December 31, 2017	13	13
Additional paid-in capital	86,415	86,683
Retained earnings	42,740	44,908
Accumulated other comprehensive loss	(1,202)	(413)
Treasury stock, at cost; 1,603,322 and 1,637,524 shares at September 30, 2018 and December 31, 2017, respectively	(39,748)	(40,570)
Total stockholders’ equity	88,218	90,621
Total liabilities and stockholders’ equity	$156,292	$159,554

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$47,043	$40,132	$150,320	$151,471
Cost of sales	9,926	8,183	30,546	29,221
Gross profit	37,117	31,949	119,774	122,250
Operating expenses:
Commissions expense	22,001	15,802	67,291	63,842
Selling, general and administrative expenses	7,269	7,633	24,484	24,035
Total operating expenses	29,270	23,435	91,775	87,877
Income from operations	7,847	8,514	27,999	34,373
Other income (expense), net	249	(12)	465	224
Income before income taxes	8,096	8,502	28,464	34,597
Income tax provision	467	1,164	2,988	6,531
Net income	$7,629	$7,338	$25,476	$28,066
Net income per common share:
Basic	$0.67	$0.65	$2.25	$2.50
Diluted	$0.67	$0.65	$2.25	$2.49
Weighted-average number of common shares outstanding:
Basic	11,309	11,258	11,298	11,244
Diluted	11,322	11,276	11,307	11,269
Cash dividends declared per common share	$0.40	$0.36	$2.43	$1.25

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$7,629	$7,338	$25,476	$28,066
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(432)	196	(798)	359
Release of cumulative translation adjustment	—	—	—	(258)
Net change in foreign currency translation adjustment	(432)	196	(798)	101
Unrealized gains (losses) on available-for-sale securities	5	(5)	9	(10)
Comprehensive income	$7,202	$7,529	$24,687	$28,157

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,476	$28,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	414
Stock-based compensation	—	26
Cumulative translation adjustment realized in net income	—	(258)
Changes in assets and liabilities:
Inventories	(2,828)	590
Other current assets	2,548	1,164
Other assets	(83)	(61)
Accounts payable	967	(1,121)
Income taxes payable	(2,201)	392
Accrued commissions	2,003	(3,143)
Other accrued expenses	314	(5,064)
Deferred revenue	26	(1,364)
Amounts held in eWallets	(930)	(2,856)
Other current liabilities	438	51
Long-term incentive	(800)	(1,498)
Net cash provided by operating activities	25,262	15,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(176)	(238)
Net cash used in investing activities	(176)	(238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(27,644)	(14,157)
Net cash used in financing activities	(27,644)	(14,157)
Effect of exchange rates on cash, cash equivalents and restricted cash	(711)	218
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,269)	1,161
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	138,478	128,884
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$135,209	$130,045
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$554	$1,393

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

2. ACCOUNTING PRONOUNCEMENTS

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18 that requires amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new standard effective January 1, 2018 using the retrospective transition method. Its adoption did not have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. In July 2015, the FASB approved the deferral of the effective date for annual reporting periods beginning after December 15, 2017, including interim reporting periods. The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 3 for additional information.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 2% for each of the nine months ended September 30, 2018 and 2017, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 5 for additional information.

The Company has elected to account for shipping and handling activities performed after title has passed to members as a fulfillment cost, and accrues for the costs of shipping and handling if revenue is recognized before the contractually obligated shipping and handling activities occur. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs. Costs of events and member training are included within selling, general and administrative expenses.

Various taxes on the sale of products to members are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are considered a contract liability and are recorded as deferred revenue. The increase in deferred revenue for the three months ended September 30, 2018 is primarily due to $2.3 million of cash payments received for unshipped product during the third quarter offset by $1.7 million of revenue recognized during the quarter that was included in deferred revenue as of June 30, 2018. See Note 5 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider.

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Americas[1]	$1,970	4.2%	$1,239	3.1%	$5,361	3.6%	$4,340	2.9%
Hong Kong[2]	41,447	88.1	35,049	87.3	133,681	88.9	135,304	89.3
China	1,698	3.6	1,731	4.3	5,510	3.7	4,732	3.1
Taiwan	935	2.0	1,229	3.1	2,933	1.9	4,116	2.7
South Korea	133	0.3	128	0.3	392	0.3	379	0.3
Japan	51	0.1	29	0.1	160	0.1	89	0.1
Singapore	52	0.1	40	0.1	134	0.1	124	0.1
Malaysia	216	0.5	—	—	316	0.2	—	—
Russia and Kazakhstan	184	0.4	209	0.5	626	0.4	655	0.4
Europe	357	0.7	478	1.2	1,207	0.8	1,732	1.1
Total	$47,043	100.0%	$40,132	100.0%	$150,320	100.0%	$151,471	100.0%

1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales	$44,434	$37,666	$142,258	$143,771
Freight and other	3,365	2,960	10,550	10,775
Less: sales returns	(756)	(494)	(2,488)	(3,075)
Total net sales	$47,043	$40,132	$150,320	$151,471

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and nine months ended September 30, 2018 and 2017. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

The following tables illustrate the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2018			2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$7,629	11,309	$0.67	$7,338	11,258	$0.65
Effect of dilutive securities:
Non-vested restricted stock	—	13		—	18
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$7,629	11,322	$0.67	$7,338	11,276	$0.65

	Nine Months Ended September 30,
	2018			2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$25,476	11,298	$2.25	$28,066	11,244	$2.50
Effect of dilutive securities:
Non-vested restricted stock	—	9		—	25
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$25,476	11,307	$2.25	$28,066	11,269	$2.49

Certain non-vested restricted stock is anti-dilutive upon applying the treasury stock method since the amount of compensation cost for future service results in the hypothetical repurchase of shares exceeding the actual number of shares to be vested. Non-vested restricted stock totaling 12,781 and 9,178 shares were not included for the three and nine months ended September 30, 2018, respectively.

5. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	September 30, 2018	December 31, 2017
Cash, cash equivalents and restricted cash:
Cash	$54,709	$61,703
Cash equivalents	77,497	73,608
	132,206	135,311
Restricted cash	3,003	3,167
	$135,209	$138,478
Inventories:
Finished goods	$10,826	$7,779
Raw materials	370	799
Reserve for obsolescence	(77)	(180)
	$11,119	$8,398
Other accrued expenses:
Sales returns	$437	$614
Employee-related expense	5,802	5,568
Warehousing, inventory-related and other	1,102	1,423
	$7,341	$7,605
Deferred revenue:
Unshipped product	$2,307	$2,411
Auto ship advances	1,801	1,665
Other	354	379
	$4,462	$4,455

6. FAIR VALUE MEASUREMENTS

As of September 30, 2018, cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes and bonds and corporate debt, commercial paper, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at September 30, 2018 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	September 30, 2018			December 31, 2017
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Municipal bonds and notes	$553	$—	$553	$13,320	$(1)	$13,319
Corporate debt securities	35,857	(18)	35,839	49,432	(24)	49,408
Financial institution instruments	41,105	—	41,105	10,881	—	10,881
Total available-for-sale investments	$77,515	$(18)	$77,497	$73,633	$(25)	$73,608

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

7. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the nine months ended September 30, 2018 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
July 18, 2018 (special)	$0.25	$2,844	August 14, 2018	August 24, 2018
July 18, 2018	0.15	1,707	August 14, 2018	August 24, 2018
April 17, 2018 (special)	1.76	20,022	May 15, 2018	May 25, 2018
April 17, 2018	0.14	1,592	May 15, 2018	May 25, 2018
February 6, 2018	0.13	1,479	February 27, 2018	March 9, 2018
	$2.43	$27,644

Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of September 30, 2018, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

No stock-based compensation was recognized for the three or nine months ended September 30, 2018. Stock-based compensation expense totaled $8,600 and $25,900 for the three and nine months ended September 30, 2017, respectively.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At September 30, 2018, 2,359,671 shares remained available for issuance under the 2016 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2017	58,032	$28.59
Granted	34,202	16.19
Vested	(35,061)	26.31
Nonvested at September 30, 2018	57,173	22.57

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first nine months of 2018 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains/(Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2017	$(386)	$(27)	$(413)
Other comprehensive income (loss)	(798)	9	(789)
Balance, September 30, 2018	$(1,184)	$(18)	$(1,202)

8. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2018 was significantly impacted by recording the effect of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the maximum U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and providing for new Global Intangible Low-Taxed Income (“GILTI”) tax rules. In addition, the Tax Act requires a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings, which is payable over eight years beginning with 8% of the liability due with the filing of the year ended December 31, 2017 federal tax return that was due and paid in the second quarter of 2018.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company was able to make reasonable estimates of the impact of the reduction in the corporate income tax rate and the deemed repatriation transition tax, the final impact of the Tax Act slightly differed from these estimates, due to, among other things, changes in the Company’s interpretations and assumptions, and additional guidance issued by the Internal Revenue Service. The Company has recorded a benefit of $496,000 against income tax expense as a discrete item in the three months ended September 30, 2018 to reflect the final calculations, as reflected on the Company’s income tax returns filed during the third quarter. Further adjustments, if any, through the fourth quarter of 2018 will be included as an adjustment to income tax expense.

Effective January 1, 2018, the Company is subject to the new GILTI tax rules. GILTI is the excess income of foreign subsidiaries over a 10% routine return on tangible assets. After a 50% deduction, GILTI is subject to the 21% corporate tax rate. Due to the complexity of the GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Although the Company has not elected an accounting policy, it has recorded a provisional amount of the GILTI tax as a current period expense for 2018. The impact of GILTI as a component of the effective tax rate for the nine months ended September 30, 2018 was approximately 8.2%, or $2.3 million, net of foreign tax credits attributed to GILTI. The provisional amount of the GILTI tax during the third quarter of 2018 resulted in a slight increase as a component of the effective tax rate from 8% in the second quarter of 2018. The Company will determine the appropriate accounting policy for its structure and record any necessary adjustments within the measurement period.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings are no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. Due to the adoption of a territorial tax regime upon the enactment of the Tax Act, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on the Company’s effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of September 30, 2018, the Company has accrued tax liabilities for earnings that it plans to repatriate out of accumulated earnings in future periods for state tax purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2018.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey and Texas and various foreign jurisdictions. For federal income tax purposes, fiscal years 2007 through 2016 remain open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. The Company is no longer subject to state income tax examinations for years prior to 2012. The Company was notified that it has been selected for audit by the Internal Revenue Service for the tax year ended December 31, 2016. No other jurisdictions are currently examining any income tax returns of the Company or its subsidiaries.

9. COMMITMENTS AND CONTINGENCIES

Shareholder Derivative Claims

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng. On November 10, 2017, the parties to both the Zhou and Kleinfeldt actions entered into a Memorandum of Understanding (“MOU”) to resolve both actions, subject to the negotiation of a written settlement agreement and approval by the federal court in the Kleinfeldt matter.  On July 16, 2018, the court granted final approval of the settlement and entered judgment in the Kleinfeldt matter.  In exchange for full releases, the settlement required the Company to implement certain corporate governance reforms and included an award of $250,000 in attorneys’ fees to plaintiffs’ counsel, all of which was fully funded by the Company’s insurers. On August 9, 2018, plaintiff filed a request to voluntarily dismiss the Zhou action, which was entered by the court on August 30, 2018.

Other Claims

The Company is currently involved in a legal matter with one of its vendors and an outside party. Per the royalty agreement with the vendor, the Company believes that it is fully indemnified in the event of an unfavorable outcome and any potential settlement costs related to the matter would be fully covered by the Company’s vendor.

10. RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. Such royalties were $72,000 and $61,000 for the three months ended September 30, 2018 and 2017, respectively, and $248,000 and $238,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

11. SUBSEQUENT EVENT

On October 21, 2018, the Board of Directors declared a quarterly cash dividend of $0.16 and a special cash dividend of $0.18 on each share of common stock outstanding. Such dividends are payable on November 23, 2018 to stockholders of record on November 13, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

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

As of September 30, 2018, we were conducting business through 97,160 active members, compared to 93,000 three months ago and 99,690 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia and Europe. We also invested some resources in Mexico and Peru last year.

We generate approximately 96% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 88% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see generally in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”, and in “Part II, Item 1A, Risk Factors” in this report.

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

To date, the recently enacted tariffs and trade dispute between the United States and China have not materially impacted our business, although they may have negatively impacted the value of the Chinese yuan, which has in turn negatively affected our Hong Kong revenues because the prices at which our Chinese members can purchase our products have effectively increased. In the event the trade disputes between the United States and China continue or intensify, our business could be negatively impacted in the future. For more information, see Part II, Item 1A. Risk Factors - "Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition."

Income Statement Presentation

We mainly derive revenue from sales of products. Substantially all of our product sales are to independent members at published wholesale prices. Product sales are recognized when the products are shipped and title passes to independent members, which generally is upon our delivery to the carrier that completes delivery to the members. We estimate and accrue a reserve for product returns based on our return policies and historical experience. We bill members for shipping charges and recognize the freight revenue in net sales. We have elected to account for shipping and handling activities performed after title has passed to members as a fulfillment cost, and accrue for the costs of shipping and handling if revenue is recognized before the contractually obligated shipping and handling activities occur. Event and training revenue is deferred and recognized as the event or training occurs.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally enrolled members, as well as bonuses on commissions earned by up to three generations of personally enrolled members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first nine months of 2018 and 2017, represented 45% and 42%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.1	20.4	20.3	19.3
Gross profit	78.9	79.6	79.7	80.7
Operating expenses:
Commissions expense	46.8	39.4	44.8	42.1
Selling, general and administrative expenses	15.4	19.0	16.3	15.9
Total operating expenses	62.2	58.4	61.1	58.0
Income from operations	16.7	21.2	18.6	22.7
Other income (expense), net	0.5	—	0.3	0.1
Income before income taxes	17.2	21.2	18.9	22.8
Income tax provision	1.0	2.9	2.0	4.3
Net income	16.2%	18.3%	16.9%	18.5%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Americas[1]	$1,970	4.2%	$1,239	3.1%	$5,361	3.6%	$4,340	2.9%
Hong Kong[2]	41,447	88.1	35,049	87.3	133,681	88.9	135,304	89.3
China	1,698	3.6	1,731	4.3	5,510	3.7	4,732	3.1
Taiwan	935	2.0	1,229	3.1	2,933	1.9	4,116	2.7
South Korea	133	0.3	128	0.3	392	0.3	379	0.3
Japan	51	0.1	29	0.1	160	0.1	89	0.1
Singapore	52	0.1	40	0.1	134	0.1	124	0.1
Malaysia	216	0.5	—	—	316	0.2	—	—
Russia and Kazakhstan	184	0.4	209	0.5	626	0.4	655	0.4
Europe	357	0.7	478	1.2	1,207	0.8	1,732	1.1
Total	$47,043	100.0%	$40,132	100.0%	$150,320	100.0%	$151,471	100.0%
1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $47.0 million for the three months ended September 30, 2018 compared with $40.1 million for the comparable period a year ago, an increase of $6.9 million, or 17%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, increased $6.4 million, or 18%, over the comparable period a year ago. Our revenue in the third quarter increased year-over-year as a result of our effective marketing programs and was further fueled by our Ambassador Academy in Hong Kong.

Outside of our Hong Kong business, net sales increased $513,000, or 10%, over the comparable three month period a year ago, driven largely by a 59% increase in our Americas business, partially offset by a 24% decrease in Taiwan. The $731,000 net sales increase in our Americas business was primarily due to product sales of Airelle®, our new age-defying skincare system which was launched in June 2018, and increased order volume from our Peruvian business which began accepting orders in June 2017.

Net sales were $150.3 million for the nine months ended September 30, 2018 compared with $151.5 million for the comparable period a year ago, a decrease of $1.2 million, or 1%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $1.6 million, or 1%, over the comparable period a year ago. Hong Kong experienced a decrease of 2,900 active members, or 3%, from September 30, 2017 to September 30, 2018, which contributed to the decrease in product sales volume.

Outside of our Hong Kong business, net sales for the nine months ended September 30, 2018 increased $472,000, or 3%, over the comparable nine month period a year ago, driven largely by a 24% increase in our Americas business and a 16% increase in China e-commerce business, partially offset by a 29% decrease in Taiwan.

As of September 30, 2018, deferred revenue was $4.5 million, which primarily consisted of $2.3 million pertaining to unshipped product orders and $1.8 million pertaining to auto ship advances.

Gross Profit

Gross profit was 78.9% of net sales for the three months ended September 30, 2018 compared with 79.6% of net sales for the three months ended September 30, 2017. The gross profit margin percentage decrease was primarily attributable to Noni promotions in Hong Kong in September and higher freight costs partially due to the shipment of free promotional items.

Gross profit was 79.7% of net sales for the nine months ended September 30, 2018 compared with 80.7% of net sales for the nine months ended September 30, 2017. The gross profit margin percentage decrease was primarily due to lower event revenue and product promotions in our China e-commerce business, the Noni promotions in September and higher freight costs.

Commissions

Commissions were 46.8% of net sales for the three months ended September 30, 2018, compared with 39.4% of net sales for the three months ended September 30, 2017, and 44.8% of net sales for the nine months ended September 30, 2018, compared with 42.1% for the comparable period a year ago. The increase as a percentage of net sales for the three and nine month periods ended September 30, 2018 primarily resulted from higher estimated costs for on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.3 million for the three months ended September 30, 2018 compared with $7.6 million in the same period a year ago. For the nine months ended September 30, 2018, selling, general and administrative expenses were $24.5 million compared with $24.0 million for the comparable period a year ago. Selling, general and administrative expenses decreased by 5% during the 2018 three-month period as compared to the 2017 period mainly due to decreases in employee-related costs, partially offset by an increase in credit card fees and assessments. Selling, general and administrative expenses increased by 2% during the 2018 nine-month period as compared to the 2017 period mainly due to increases in employee-related costs, partially offset by decreases in professional fees.

Income Taxes

An income tax provision of $0.5 million and $1.2 million was recognized during the three month periods ended September 30, 2018 and 2017, respectively and $3.0 million and $6.5 million during the nine month periods ended September 30, 2018 and 2017, respectively. The effective tax rate for the three and nine month periods ended September 30, 2018 is less than each of the comparable periods a year ago due primarily to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 by the U.S. government, which was effective for taxable years beginning on or after January 1, 2018. The Tax Act reduced the maximum U.S. federal corporate income tax rate from 35% to 21%. The primary impact of the Tax Act on the three and nine months ended September 30, 2018 was the inclusion of the tax effects of Global Intangible Low-Taxed Income (“GILTI”). GILTI is the excess income of foreign subsidiaries over a 10% routine return on tangible assets. After a 50% deduction, GILTI is subject to the 21% corporate tax rate. The impact of GILTI as a component of the effective tax rate for the nine months ended September 30, 2018 was approximately 8.2%, or $2.3 million, net of foreign tax credits attributed to GILTI. The provisional amount of the GILTI tax during the third quarter of 2018 resulted in a slight increase as a component of the effective tax rate from 8% in the second quarter of 2018. Additionally, a benefit of $496,000 was recognized as a discrete item during the three months ended September 30, 2018 primarily resulting from the finalization of the deemed repatriation transition tax reported on the federal income tax return filed for the year ended December 31, 2017.

Liquidity and Capital Resources

At September 30, 2018, our cash and cash equivalents totaled $132.2 million. Total cash and cash equivalents decreased by $3.1 million from December 31, 2017 to September 30, 2018, primarily due to $27.6 million in dividends paid, including the $20.0 million special dividend our Board of Directors declared and paid as a result of an evaluation of the Tax Act, partially offset by an increase in cash from operations during the nine months ended September 30, 2018. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2018, we had $77.5 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $10.0 million held in banks located within China subject to foreign currency controls.

As of September 30, 2018, the ratio of current assets to current liabilities was 3.38 to 1.00 and we had $104.3 million of working capital. Working capital as of September 30, 2018 decreased $5.0 million compared to our working capital as of December 31, 2017, due primarily to the decrease in cash and cash equivalents during the nine months ended September 30, 2018 as stated above and an increase in accrued commissions of $2.0 million during the same period.

Cash provided by operations was $25.3 million for the first nine months of 2018 compared with $15.3 million in the comparable period of 2017. The increase in operating cash flows resulted primarily from lower commissions, employee-related costs and eWallet balances paid during 2018, partially offset by an increase in inventories and inventory-related deposits as we build up our inventory in Greater China to enhance our ability to navigate the challenging and uncertain international trade environment and our first installment payment of the one-time repatriation tax required under the Tax Act.

Cash flows used in investing activities totaled $176,000 during the first nine months of 2018 and consisted primarily of buildout costs in our Hong Kong and California offices and capitalizable software development costs. Cash flows used in investing activities totaled $238,000 during the first nine months of 2017 and consisted primarily of capitalizable software development costs and buildout costs for our expansion into Peru and Vietnam.

Cash flows used in financing activities during the first nine months of 2018 consisted solely of the following dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
July 18, 2018 (special)	$0.25	$2,844	August 14, 2018	August 24, 2018
July 18, 2018	0.15	1,707	August 14, 2018	August 24, 2018
April 17, 2018 (special)	1.76	20,022	May 15, 2018	May 25, 2018
April 17, 2018	0.14	1,592	May 15, 2018	May 25, 2018
February 6, 2018	0.13	1,479	February 27, 2018	March 9, 2018
	$2.43	$27,644

On October 21, 2018, the Board of Directors declared a quarterly cash dividend of $0.16 and a special cash dividend of $0.18 on each share of common stock outstanding. Such dividends are payable on November 23, 2018 to stockholders of record on November 13, 2018. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Cash flows used in financing activities during the first nine months of 2017 consisted solely of dividend payments totaling $14.2 million.

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

Revenue Recognition.  All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recognized when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $2.3 million and $2.4 million at September 30, 2018 and December 31, 2017, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.8 million and $1.7 million at September 30, 2018 and December 31, 2017, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $13.1 million and $11.2 million at September 30, 2018 and December 31, 2017, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of September 30, 2018, we no longer have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. The Tax Act, enacted on December 22, 2017 by the U.S. government, requires a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of September 30, 2018, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods for state tax purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2018.

We estimate what our effective tax rate will be for the full fiscal year at each interim reporting period and record a quarterly tax provision based on that estimated effective tax rate. Throughout the year that estimated rate may change based on variations in our business, changes in our corporate structure, changes in the geographic mix and amount of income, applicable tax laws and regulations, communications with tax authorities, as well as our estimated and actual level of annual pre-tax income. We adjust our income tax provision in the reporting period in which the change in our estimated rate occurs so that the year-to-date provision is consistent with the anticipated annual tax rate. Our effective tax rate projected for the year ending December 31, 2018, without the effect of discrete items, is 12.2%, which differs from the year ended December 31, 2017 primarily as a result of the Tax Act.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under smaller reporting company disclosure rules.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Remediation Efforts to Address Material Weakness

Management, with oversight from the Audit Committee, implemented a plan intended to remediate the material weakness related to our proprietary web-based system and strengthen our internal control environment. The remediation plan included the enhancement of controls to ensure that the system change management log is adequately backed up, secured and sufficiently maintained, as well as the periodic review and testing of user access rights and permissions.

During the third quarter of 2018, we completed the enhancement of our controls related to the backup of our proprietary web-based system change management logs and have sufficiently tested those controls.  We also sufficiently tested and documented the programming changes completed during the second quarter of 2018 regarding certain user access rights and permissions that were not previously provisioned. Programming changes to further enhance user access rights and permissions were completed during September 2018, and monthly reviews related to these enhancements are expected to continue through year end. As such, we expect that the remediation of this material weakness will be fully complete during 2018.

We will develop additional controls and procedures for continued improvement in our control environment, including compensating review controls for our proprietary web-based system, as deemed necessary.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Shareholder Derivative Claims

In February 2016, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Los Angeles: Zhou v. Sharng. In March 2016, a purported shareholder derivative complaint was filed in the United States District Court for the Central District of California: Kleinfeldt v. Sharng. On November 10, 2017, the parties to both the Zhou and Kleinfeldt actions entered into a Memorandum of Understanding (“MOU”) to resolve both actions, subject to the negotiation of a written settlement agreement and approval by the federal court in the Kleinfeldt matter.  On July 16, 2018, the court granted final approval of the settlement and entered judgment in the Kleinfeldt matter.  In exchange for full releases, the settlement required us to implement certain corporate governance reforms and included an award of $250,000 in attorneys’ fees to plaintiffs’ counsel, all of which was fully funded by our insurers. On August 9, 2018, plaintiff filed a request to voluntarily dismiss the Zhou action, which was entered by the court on August 30, 2018.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017, except that we (1) previously deleted the risk factor captioned “We are currently being sued in three lawsuits alleging, among other things, that we made materially false and misleading statements regarding the legality of our business operations in China” and (2) are now adding the following risk factor:

Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States recently proposed and enacted tariffs on certain items. Further, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, including China, are threatening to impose tariffs on U.S. imports, or have already implemented tariffs on U.S. imports or otherwise imposed non-tariff barriers in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, create anti-American consumer sentiment, restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by non-U.S. markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies' ability to obtain necessary licenses or approvals could negatively impact our business.

These tariffs and other policy changes have just recently been announced and are subject to a number of uncertainties as they are implemented, including future adjustments and changes in the countries excluded from such tariffs. The ultimate reaction of other countries, and the individuals in each of these countries, and the impact of these tariffs or other actions on the United States, China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time.

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

NATURAL HEALTH TRENDS CORP.

Date: October 30, 2018	/s/ Timothy S. Davidson
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