Form 10-K
period 2018-12-31
NATURAL HEALTH TRENDS CORP
filed 2019-04-26
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-36849

NATURAL HEALTH TRENDS CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2705336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Units 1205-07, 12F
Mira Place Tower A
132 Nathan Road, Tsimshatsui
Kowloon, Hong Kong
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: +852-3107-0800

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2018: $182,584,301

At April 22, 2019, the number of shares outstanding of the registrant’s common stock was 11,398,695 shares.

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
December 31, 2018

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

Part I

Item 1. BUSINESS

Overview of Business

Natural Health Trends Corp. is an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia, Thailand and Vietnam; South Korea; Japan; India; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider.

Most of our order volume, particularly in our Hong Kong subsidiary, is for personal consumption through existing members’ referrals. Our objectives are to enrich the lives of the users of our products and enable our members to benefit financially from the sale of our products.

We were originally incorporated as a Florida corporation in 1988. We re-incorporated in Delaware effective June 29, 2005. In January 2019, the Company relocated its corporate headquarters from Rolling Hills Estates, California to Hong Kong.

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

Our Principal Products

We offer a line of “NHT Global” branded products in seven distinct categories: wellness, herbal, beauty, lifestyle, home, baby, and active. These product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

The following table summarizes our product offering by category:

Product Category	Description	Products

Wellness
Products formulated and designed to meet specific wellness goals of our customers. Includes targeted nutrition for joint health, antioxidant support, digestive health, heart health, vision health, immune support and cellular health.
Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals
Premium Noni Juice, Triotein®, Cluster X2®, Children’s Chewable MultiVitamin, ReStor Silver®, ReStor Vital®, HerBalance®, Trifusion Max™, Glucosamine 2200, FibeRich®, Energin, Enhanced Essential Probiotics®, Omega 3 Essential Fatty Acids, Memory Burst®, StemRenu®, OcuFocus, FE Enzyme Toothpaste, RespFactor®, CurcuMore®, AdaptoGin®

Herbal
Products formulated incorporating ingredients commonly found in traditional Chinese medicine.	Herbal supplements	LivaPro®, Cordyceps Mycelia CS-4, Purus, CogniMax®

Beauty
Products to help improve skin health and bring an appearance of youthful vibrancy. This product line includes anti-aging and hydrating cleansers, creams, lotions, serums and toners to moisturize, protect and improve the appearance of skin.
Facial skin care and hand and body care
Skindulgence® 30-Minute Non-Surgical Facelift System, Time Restore Eye Cream and Essence, BioCell SC Mask, 24K Renaissance Rejuvenation Serum, Valesce®, Floraeda Hydrating Series, NHT Homme®, Botanical Hand Protector, Airelle® Exfoliating Cleanser, Airelle® Age-Defying Facial Serum, Airelle® Intense Hydrating Repair Complex, Airelle® Age-Defying Eye & Lip Treatment, Airelle® Hydrating Manuka Mask

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, intimacy support and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura® Lux by NHT Global, Valura Lux™, LaVie™ Vibrant Energy drink, Twin Slim Diet Jelly®, NaturalGlo™

Home
Products designed to create a clean and natural living environment for the home.	Home and car appliances	PurAir Air Purifier, AquaPur Water Purifier

Baby
Products uniquely formulated with gentle ingredients from nature for infants and babies.	Infant and toddler bath and body care	Moisturizing Lotion and Foaming Cleanser
Active
Products uniquely formulated to support those with active, healthy lifestyles. Products include dietary supplements to enhance daily nutrition for lasting energy and offer pre- and post- workout support.
	Dietary supplement drink mixes for nutritional support, mental and physical performance enhancement and refuel and recovery support	Phyto Daily Active, Charge NOX, Optimal Recovery

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

•	We have developed a year-round, multi-faceted promotional plan that targets different segments of our membership and has proven effective in the last few years.

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

Sourcing of Products

Our staff works with research and development personnel of our manufacturers and other prospective vendors to create product concepts and develop the product ideas into actual products. We then may enter into supply agreements with the vendors pursuant to which we obtain rights to sell the products under private labels (or trademarks) that are owned by us. In addition, some of our local markets introduce their own products from time to time and these products are sometimes adopted by our other markets.

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

Virtually all of our members are independent full-time or part-time contractors who purchase products directly from our subsidiaries via the internet for their own personal consumption or for resale to retail consumers. Purchasers of our products in some of our smaller markets and purchasers of our products from our China subsidiary may purchase only for their own personal consumption and not for resale.

The following table sets forth the number of active members by market as of the dates indicated. We consider a member “active” if they have placed at least one product order with us during the preceding year. Members may not necessarily reside in the market for which they sign up as a member.

	December 31,
	2018	2017
Americas[1]	6,880	5,540
Hong Kong (including those members residing in China)[2]	84,690	82,150
Taiwan	2,970	4,460
South Korea	180	200
Japan	170	130
Singapore	70	80
Malaysia	150	—
Russia and Kazakhstan	790	790
Europe	1,940	2,320
Total	97,840	95,670
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

Employees

At December 31, 2018, we employed 153 total full-time employees worldwide, of which 102 were located in Greater China (Hong Kong, China, and Taiwan), 34 in the Americas (United States, Canada, Cayman Islands, and Peru), three in Russia, three in Malaysia, three in South Korea, three in Europe, two in Japan, one in Singapore, one in Thailand, and one in Vietnam.

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

Compensation Plans

We employ what is commonly referred to as a binary compensation plan, enhanced with certain unilevel features. Under our compensation plan, members are paid weekly commissions by our subsidiary in which they are enrolled for product purchases by their down-line member network across all geographic markets. Our China subsidiary maintains an e-commerce retail platform and does not pay commissions, although our Chinese members may participate in our compensation plan through our other subsidiaries. This “seamless” compensation plan enables a member located in one country to sponsor other members located in other countries. Currently, there are basically two ways in which members can earn income:

•	Through commissions paid on the accumulated bonus volume from product purchases made by their down-line members and customers; and

•
Through retail profits on sales of products purchased by members at discount and wholesale prices and resold at retail prices (for purchasers in some of our smaller markets and purchasers from our China subsidiary, sales are for personal consumption only and income may not be earned through retail profits).

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

In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn income, trips and other prizes in specific time-limited promotions and contests we hold from time to time.

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

Our compliance and member services department reviews reports of alleged member misbehavior. If we determine that a member has violated our member policies or procedures, we may terminate the member’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the membership, fines, withholding commissions, until specified conditions are satisfied or other appropriate injunctive relief. Virtually all of our members are independent contractors, not employees, and may act independently of us. Further, our members may resign or terminate their membership at any time without notice. See “Item 1A. Risk Factors.”

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

At the end of 2005, China adopted new direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent members and engage in certain member recruitment activities. The regulatory environment in China is complex, and our operations in China can receive regulatory and media attention.

The Chinese government scrutinizes activities of direct selling companies. Our business continues to be subject to regulations and examinations by municipal and provincial level regulators. At times, actions by government regulators have impacted our members’ activities in certain locations, and have resulted in a few cases of enforcement actions. In each of these cases, we helped our members with their defense in the legality of their conduct. We expect that our business model will continue to evolve, as we work with our professional advisors and regulators to make any changes that need to be made to comply with the direct selling and other regulations.

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

Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter (OTC) cosmetic. In the United States, regulation of cosmetics is under the jurisdiction of the FDA.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, eye and facial makeup preparations, perfumes, lipsticks, fingernail polishes, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be surmised from marketing or product claims.  The other markets in which we operate have similar regulations.

In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan.  In Taiwan, all “medicated” cosmetic products require registration.  In China, personal care products are placed into one of two categories, “general” and “drug.”  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in China for these products can take from nine to more than 18 months or longer.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. In Peru, this is managed by the governing arm DIGEMID (Dirección General de Medicamentos, Insumos y Drogas) and can take up to three months to fully register as saleable. Similarly, in Mexico, the governing arm is COFEPRIS (Comisión Federal para la Protección contra Riesgos Sanitarios) and can also take three to six months to fully register as saleable.

The markets in which we operate all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  These regulations may require us to either modify a product or refrain from selling the product in a given market. As a result, we must regularly modify the ingredients and/or the levels of ingredients in our products to ensure all applicable regulatory restrictions are addressed.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether. There has been an increased movement in the United States and other markets to expand the regulation of dietary supplements. This could impose additional restrictions or requirements in the future.  Because of this increased regulatory focus, our internal regulatory staff has grown and review efforts have been enhanced in order to comply with our understanding of current regulations.

FDA regulations require current good manufacturing practices (cGMP) for dietary supplements.  The regulations seek to ensure personnel are routinely and properly trained, that dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products.  The regulations also include requirements for record keeping and handling consumer product complaints.  If dietary supplements contain contaminants or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. We seek to ensure compliance with all regulatory requirements through our periodic manufacturer and warehouse audits, as well as our corrective action request (CAR) program, if needed. The cGMP also extend to logistics where we seek to minimize any safety risks associated with product distribution.

Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AER’s”), which requires us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of our products.

Most of our major markets also regulate advertising and product claims regarding the efficacy of products. This is particularly true with respect to our dietary supplements because we typically market them as foods or health functional foods. For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which we operate have not adopted similar legislation, so distribution of U.S. products may be subject to more restrictive limitations on the claims we can make about our products in these markets.

China’s 100-Day Campaign Focusing on Health Products and Services

On January 8, 2019, the Chinese government announced a comprehensive 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign is specifically focused on the business practices of direct selling companies. During the campaign, we understand that the government will not issue any additional direct selling licenses, will cease issuing certifications of quality or other approvals of various healthcare products, and will review its regulatory oversight of the industry. We believe that the campaign will negatively impact our business in China in the short-term, but will benefit us and Chinese consumers in the long-term as purveyors of substandard products are driven from the market. Although we understand the 100-day campaign would have expired on or about April 18, 2019, we are not aware of any information indicating that the campaign has been concluded. See “Item 1A. Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview.”

Other Regulatory Issues

As we operate through many subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and custom laws that regulate the flow of funds between our entities for product purchases, management services and contractual obligations, such as the payment of member commissions. As is the case with most companies that operate in direct sales, we might receive inquiries or scrutiny from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, pyramid selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws.

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

In 2018 and 2017, approximately 88% and 89% of our revenue, respectively, was generated in Hong Kong. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region would have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

Our operations in China are subject to compliance with a myriad of applicable laws and regulations, and any actual or alleged violations of those laws or government actions otherwise directed at us could have a material adverse impact on our business and the value of our company.

In contrast to our operations in other parts of the world, our China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license, which we are in the process of applying for, and has also adopted anti-pyramid selling and multilevel marketing legislation. We operate an e-commerce direct selling model in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties.  In addition, through a Chinese entity, we sell products in China using an e-commerce retail model. Chinese members may elect to participate in either or both of the Chinese entity and the Hong Kong entity.

We continually evaluate our operations in China and Hong Kong for compliance with applicable laws and regulations, including seeking the input of outside professionals and certain Chinese authorities. This process can and has resulted in the identification of certain matters of potential noncompliance. We work on a continuing basis to satisfactorily address such matters, however there can be no assurance that adequate steps are taken or that applicable laws and regulations are properly interpreted. Should the government authorities determine that our activities violate applicable laws and regulations, including China’s direct selling, pyramid selling or multilevel marketing laws and regulations, or should new laws or regulations be adopted, there could be a material adverse effect on our business, financial condition and results of operations.

The Chinese government scrutinizes the activities of direct selling companies. Our business continues to be subject to regulations and examinations by municipal and provincial level regulators. At times, actions by government regulators have impacted our members’ activities in certain locations and have resulted in a few cases of enforcement actions. In each of these cases, we helped our members with their defense of the legality of their conduct.

Our business operations and the value of our company can be adversely affected by Chinese government scrutiny of our operations, even if that scrutiny does not result in investigations of our operations. For example, one or more parties encouraged the Beijing City governmental authorities to conduct an investigation of our business, which resulted in a meeting in January 2016 involving members of our Beijing office staff, Beijing City governmental officials, and two complainants. Even though the Beijing City governmental officials advised our staff and the complainants at that meeting that there was insufficient evidence to warrant an investigation of us, mischaracterizations of the meeting immediately appeared in several “news reports.” Similarly, a subsequent meeting between several Guangzhou City government officials and members of our Guangzhou office staff that resulted in our providing routine information about our operations to the government officials was mischaracterized in an online posting made immediately following the meeting. Although we remain in regular contact with Chinese government officials and take other steps to address the risks posed by these events, our business and the value of our company remain vulnerable to Chinese government scrutiny of our operations, whether or not initiated by third parties, which scrutiny could result in the Chinese or Hong Kong government taking action against us.

Various other factors could harm our business in Hong Kong and China, such as worsening economic conditions in Hong Kong or China, adverse local publicity, geopolitical or trade tensions between the U.S. and China or other events that may be out of our control. For example, in January 2019, China Central Television (CCTV) aired a segment alleging, among other things, that we conduct an illegal pyramid scheme in China. Several days later, in what we believe was an unrelated development, the Chinese government announced a comprehensive 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign is specifically focused on the business practices of direct selling companies. Similarly, during the third quarter of 2007, we learned that the Chinese government was expected to impose a more intense enforcement program against illegal pyramid scheme activities (or “chain sale” activities in transliterated Chinese terms). In January 2019 we, like some of our peers, voluntarily decided to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China as we did in 2007. We did this because we have learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies and did not want to run the risk of being inadvertently entangled in the government enforcement actions. Our suspension of member activities currently remains in effect, and it may be necessary or advisable to repeat this or similar actions from time to time in the future, and such periods of reduced activity can and do have a material adverse effect on our business. Although we understand the 100-day campaign would have expired on or about April 18, 2019, we are not aware of any information indicating that the campaign has been concluded.

Although we attempt to work closely with both national and local Chinese governmental agencies in conducting our business, our efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of direct selling, pyramid selling or multi-level marketing legislation, subjective interpretations of laws and regulations, and activities by individual members that may violate laws notwithstanding our strict policies prohibiting such activities.

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

Our number of active members or their productivity may not increase and could decline in the future.  We cannot accurately predict any fluctuation in the number or the productivity of members because we primarily rely upon existing members to enroll and train new members and to motivate new and existing members. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing members and to attract new members.

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

We are currently involved in, and may in the future face, lawsuits, claims, and governmental proceedings and inquiries that could harm our business.

We are currently, and have in the past, been a party to lawsuits, claims and governmental proceedings and inquiries. As disclosed elsewhere in this report, on January 8, 2019, we and our executive officers were named in a putative securities class action lawsuit alleging in part that we made materially false and misleading statements regarding the legality of our business operations in China. Prosecuting and defending these and any other matters may require significant expense and attention of our management and can expose us to adverse publicity, regardless of the outcome. Further, in the event of an adverse outcome, we could be required to pay substantial damages, fines or penalties and cease or be prevented from conducting certain practices or activities.

Since August 2016, the SEC has been conducting a non-public investigation to determine whether there have been violations of the federal securities laws relating to the trading of our securities. We have fully cooperated with the SEC and have and continue to provide documents in response to subpoenas. The SEC has expressly stated that its document requests should not be construed as an indication that any violation of law has occurred, or as a reflection upon any person, entity, or security. The amount of time needed to resolve this matter is uncertain, and we cannot predict the outcome or whether we will face additional governmental inquiries or other actions. The SEC could bring enforcement actions against us or individuals, including our officers or directors. Such actions, if brought, could result in dispositions, judgments, settlements, fines, injunctions, cease and desist orders, debarment or other civil or criminal penalties. The imposition of any sanctions, fines or the implementation of remedial measures could have a material adverse effect on our business.

Such matters can be complex, can extend for a protracted period of time, and can result in unpredictable expense. There can be no assurance that we will be able to successfully defend or resolve any such litigation, claims or governmental proceedings or inquiries, or that the significant money, time and effort spent in defending these matters, or any related adverse publicity, will not adversely affect our business, financial condition and results of operations.

Although virtually all of our members are independent contractors, improper member actions that violate laws or regulations could harm our business.

Virtually all of our members are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if these members were our own employees.  As a result, there can be no assurance that our members will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our member policies and procedures.  Extensive federal, state, local and foreign laws regulate our business, our products and our network marketing program.  Because we operate in a number of foreign countries, our policies and procedures for our members differ due to the different legal requirements of each country in which we do business.  While we have implemented member policies and procedures designed to govern member conduct and to protect the goodwill associated with our trademarks and trade names, it can be difficult to enforce these policies and procedures because of the large number of members and their independent status.

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

We incur significant expense in the payment of compensation to our members, which represented approximately 46% and 42% of net sales during 2018 and 2017, respectively.  We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the type and scope of promotions and incentives, local promotional programs and business development agreements.  Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

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

In 2018, 96% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries generally use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Thai baht, Canadian dollar, Mexican peso, Peruvian sol and European euro collectively represented approximately 10% of our revenue in both 2018 and 2017, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, India, Canada, Central America, South America and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on our members’ purchasing power.

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

Our parent corporation is domiciled in the United States. Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes paid abroad. Taxes paid to foreign taxing authorities may exceed the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations.

Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits in various jurisdictions around the world.

We may also be subject to examinations of our tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes, which is subject to significant discretion. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S., or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our financial results or operations could be adversely affected.

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

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our United States or local entities and are taxed accordingly. We have adopted transfer pricing agreements with our subsidiaries to regulate inter-company transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of member compensation. There can be no assurance that we will be found to be operating in compliance with transfer pricing laws, or that those laws would not be modified, which, as a result, may require changes in our operating procedures or otherwise may have a material adverse effect on our financial results or operations.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements.  Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements.  We face similar pressures in our other markets, particularly in China where certain government ministries announced in January 2019 a comprehensive 100-day campaign focusing on companies involved in the sale of certain products, including nutritional supplements.  In the United States the FTC Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) require disclosure of material connections between an endorser and the company they are endorsing and require the disclosure of typical results when these are different from those reported by the endorser.  The requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results.  If we or our members fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

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

Adverse publicity concerning any actual or claimed failure by us or our members to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our ability to attract, motivate and retain members, which would negatively impact our ability to generate revenue.  There have been several instances, including one recent instance, where adverse publicity in China has harmed our business. See “Risk Factors - Our operations in China are subject to a myriad of applicable laws and regulations…”. Further, we cannot ensure that all members will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

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

Also, it is difficult to assess the extent to which our products and sales techniques would be accepted or successful in any given country.  In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those elsewhere.  We may be required to reformulate certain of our products before commencing sales in a given country.  Once we have entered a market, we seek to adhere to the regulatory and legal requirements of that market.  No assurance can be given that we would be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers.  The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.  There can be no assurance that we would be able to obtain and retain necessary permits and approvals.

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

We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act.

We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity by the Department of Justice ("DOJ") and the SEC relating to business operations within certain countries in which we operate, including China. For example, in 2017, a U.S. based direct selling company announced that it was the target of an investigation being conducted by the SEC to determine whether certain activities related to the direct selling company's operations in China violated the FCPA. Also, in 2017, another U.S. based direct selling company announced that it had initiated a voluntary probe of its operations in China to determine if violations of the FCPA had occurred.

Our policies mandate compliance with anti-bribery laws by our employees and agents, including the requirements to maintain accurate information and internal controls. However, we may be liable for actions of our employees and agents, even if such actions are inconsistent with our policies. Being subject to an investigation by the DOJ or the SEC for an alleged violation of the FCPA could cause us to incur significant expenses and distractions that could adversely affect our business. Violations of the FCPA, or a similar anti-bribery law, may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our results of operations and financial condition.

Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States recently proposed and enacted tariffs on certain items. Further, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, including China, are threatening to impose tariffs on U.S. imports, or have already implemented tariffs on U.S. imports or otherwise imposed non-tariff barriers such as slow-walking custom clearance of American-made products in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, create anti-American consumer sentiment, restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by non-U.S. markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies' ability to obtain necessary licenses or approvals could negatively impact our business.

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

As disclosed under “Item 9A. Controls and Procedures” of this report, our management has identified a material weakness in our internal control over financial reporting at December 31, 2018. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of this or one or more material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weakness or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities, which could negatively impact our business, financial condition and results of operations.

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

We may experience negative cash flows, which may require that we seek debt or equity financing and could have a significant adverse effect on our business and threaten our solvency.

We experienced substantial negative cash flows during the years ended December 31, 2009 and 2008, primarily due to declines in our revenues greater than the decreases in expenditures we could manage. If we again experience negative cash flows, any resulting decreasing cash balance could impair our ability to support our operations and we may be required to seek debt or equity financing. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders. Negative cash flows would have a material adverse effect on our business, results of operations and financial condition, as well as our stock price, and could eventually threaten our solvency. Negative cash flows and any related adverse market perception may also negatively affect our ability to attract new members and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

In January 2019, we relocated our corporate headquarters from Rolling Hills Estates, California, to Hong Kong. We renewed our lease for 7,300 square feet of office space in Hong Kong in November 2017 with a term expiring in February 2021, and in May 2018 we entered into a lease for 2,300 square feet of additional office space in the same location in Hong Kong with a term expiring in February 2021.

We continue to lease 4,900 square feet of office space in Rolling Hills Estates, California with a term expiring in September 2025. To help further develop the market for our products in North America, we lease 2,400, 1,600 and 2,000 square feet of retail space in Monterey Park, California, Richmond, British Columbia, and Metuchen, New Jersey, respectively. The Monterey Park, Richmond and Metuchen locations have terms expiring in August 2020, February 2021, and November 2022, respectively.

In February 2017, we entered into a lease for 9,000 square feet of office and retail space in Peru with a term expiring in July 2019. We lease nine branch offices throughout China, and additional office space in Japan, Taiwan, South Korea, Singapore, Malaysia, Vietnam, Indonesia, Thailand, and the Cayman Islands. We also lease a multi-purpose facility and factory in Zhongshan, China and 11 service stations throughout the city of Guangzhou, China that serve or will in the future serve the needs of our Chinese consumers. We contract with third parties for fulfillment and distribution operations in all of our international markets. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163.  The complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between April 27, 2016 and January 5, 2019, inclusive, under (i) Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng and Timothy S. Davidson (together, the “Individual Defendants”), and (ii) Section 20(a) of the Exchange Act against the Individual Defendants. The complaint alleges, in part, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business.  The complaint seeks an indeterminate amount of damages, plus interest and costs.  Defendants believe that these claims are without merit and intend to vigorously defend against them.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” On April 22, 2019, the closing price of our common stock as reported by Nasdaq was $11.22 per share.

Holders of Record
At April 22, 2019, there were approximately 110 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Item 6. SELECTED FINANCIAL DATA

Not applicable under smaller reporting company disclosure rules.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia, Thailand and Vietnam; South Korea; Japan; India; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider. See Note 11 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information about our net sales by geographic area.

As of December 31, 2018, we were conducting business through 97,840 active members, compared to 95,670 in 2017. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 96% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 88% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China, see “Item 1A. Risk Factors,” and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

To date, the recently enacted tariffs and the trade disputes between the United States and China have not materially impacted our business, although they may have negatively impacted the value of the Chinese yuan, which has in turn negatively affected our Hong Kong revenues because the prices at which our Chinese members can purchase our products have effectively increased. In the event the trade disputes between the United States and China continue or intensify, our business could be negatively impacted in the future. For more information, see “Item 1A. Risk Factors - Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition.”

On January 8, 2019, the Chinese government announced a comprehensive 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign is specifically focused on the business practices of direct selling companies. During the campaign, we understand that the government will not issue any additional direct selling licenses, will cease issuing certifications of quality or other approvals of various healthcare products, and will review its regulatory oversight of the industry. We believe that the campaign will negatively impact our business in China in the short-term, but will benefit us and Chinese consumers in the long-term as purveyors of substandard products are driven from the market. The short-term impact of the campaign may have a significant impact on our business, as we, like some of our peers, voluntarily decided in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China. We did this because we have learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies, and did not want to run the risk of being inadvertently entangled in government enforcement actions. Although we understand the 100-day campaign would have expired on or about April 18, 2019, we are not aware of any information indicating that the campaign has been concluded. In any case, these recent events and our currently effective suspension of member activities are negatively impacting our business in Hong Kong and China, and we expect that Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first half of 2019, and possibly beyond, will be substantially lower than comparable periods in 2018. This anticipated decline in revenue will likely be greater than our ability to correspondingly reduce expenses, which could result in negative cash flows and a decreasing cash balance. See “Item 1A. Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

Member commissions are our most significant expense and are classified as an operating expense. Under our compensation plan, members are paid weekly commissions by our subsidiary in which they are enrolled, generally in their home country currency, for product purchases by their down-line member network across all geographic markets. Our China subsidiary maintains an e-commerce retail platform and does not pay commissions, although our Chinese members may participate in our compensation plan through our other subsidiaries. This “seamless” compensation plan enables a member located in one country to enroll other members located in other countries where we are authorized to conduct our business. Currently, there are basically two ways in which our members can earn income:

•	through commissions paid on the accumulated bonus volume from product purchases made by their down-line members and customers; and

•
through retail profits on sales of products purchased by members at wholesale prices and resold at retail prices (for purchasers in some of our smaller markets and purchasers from our China subsidiary, sales are for personal consumption only and income may not be earned through retail profits).

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for each of fiscal 2018 and 2017 represented 46% and 42%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	20.5	19.6
Gross profit	79.5	80.4
Operating expenses:
Commissions expense	45.6	42.3
Selling, general and administrative expenses	16.3	16.3
Total operating expenses	61.9	58.6
Income from operations	17.6	21.8
Other income, net	0.4	0.2
Income before income taxes	18.0	22.0
Income tax provision	1.8	10.0
Net income	16.2%	12.0%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2018		2017
Americas[1]	$6,982	3.6%	$5,794	2.9%
Hong Kong[2]	169,452	88.3	174,926	88.5
China	7,744	4.0	7,282	3.7
Taiwan	3,964	2.1	5,591	2.8
South Korea	493	0.3	466	0.2
Japan	204	0.1	129	0.1
Singapore	169	0.1	184	0.1
Malaysia	390	0.2	—	—
Russia and Kazakhstan	868	0.4	913	0.5
Europe	1,644	0.9	2,278	1.2
Total	$191,910	100.0%	$197,563	100.0%
_____________________________
1 United States, Canada, Mexico and Peru.
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.

Net sales were $191.9 million for the year ended December 31, 2018 compared with $197.6 million a year ago, a decrease of $5.7 million, or 3%.  Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $5.5 million, or 3%, over the prior year. The sales decrease was primarily attributable to current challenging market conditions of increased global trade tensions, China’s slowing economy and a weaker Chinese currency.

Outside of our Hong Kong business, net sales decreased $179,000, or 1%, compared with the prior year, driven by a 29% decrease in our Taiwan business and offset by a 21% increase in Americas.

As of December 31, 2018, deferred revenue was $6.8 million, which primarily consisted of $4.6 million in unshipped product orders and $1.9 million pertaining to auto ship advances.

Gross Profit

Gross profit was 79.5% of net sales for the year ended December 31, 2018 compared with 80.4% of net sales for the year ended December 31, 2017. The gross profit margin percentage decrease was primarily due to lower event revenue and product promotions in our China e-commerce business, our Noni Juice promotions and higher freight costs.

Commissions

Commissions were 45.6% of net sales for the year ended December 31, 2018 compared with 42.3% of net sales for the year ended December 31, 2017. The increase as a percentage of net sales was primarily due to higher costs for supplemental on-going cash and other incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.3 million for the year ended December 31, 2018 compared with $32.2 million for the year ended December 31, 2017. Selling, general and administrative expenses decreased by $912,000, or 3%, mainly due to decreases in professional fees as compared to the year ended December 31, 2017.

Income Taxes

An income tax provision of $3.5 million was recognized for the year ended December 31, 2018 compared with $19.8 million for the year ended December 31, 2017. The decrease is due primarily to the impact of the one-time transition tax on the December 31, 2017 tax year as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 by the U.S. government. One major provision of the Tax Act, however, increased our effective tax rate for the year ended December 31, 2018. The Global Intangible Low-Taxed Income (“GILTI”) provision, effective for the year ended December 31, 2018, subjects U.S. taxpayers owning at least 10% of a foreign controlled corporation to current taxation on the earnings and profits of the foreign corporation. We have accounted for GILTI as a current period expense (“period cost method”).

Liquidity and Capital Resources

At December 31, 2018, our cash and cash equivalents totaled $132.7 million. Total cash and cash equivalents decreased by $2.6 million at December 31, 2018, as compared to December 31, 2017. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2018, we had $85.3 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $11.1 million held in banks located in China subject to foreign currency controls.

At December 31, 2018, the ratio of current assets to current liabilities was 3.49 to 1.00 and we had $107.1 million of working capital. Working capital as of December 31, 2018 decreased $2.2 million compared to our working capital as of December 31, 2017, due primarily to the decrease in cash and cash equivalents as stated above and an increase in accrued commissions of $1.3 million when comparing the periods.

Cash provided by operations during 2018 was $29.7 million compared to $26.6 million during 2017. The increase in operating cash flows resulted primarily from lower employee-related costs and eWallet balances paid during 2018, partially offset by an increase in inventories and inventory-related deposits as we build up our inventory in Greater China to enhance our ability to navigate the challenging and uncertain international trade environment.

Cash flows used in investing activities totaled $214,000 during 2018 and consisted primarily of buildout costs in our Hong Kong and California offices and capitalizable software development costs. Cash flows used in investing activities totaled $278,000 during the year ended December 31, 2017 and consisted primarily of capitalizable software development costs and buildout costs for our expansion into Peru and Vietnam.

Cash flows used in financing activities during 2018 consisted solely of the following cash dividend payments (in thousands, except per share amounts) to holders of our common stock:

Declaration Date	Per Share	Amount	Record Date	Payment Date
October 21, 2018 (special)	$0.18	$2,048	November 13, 2018	November 23, 2018
October 21, 2018	0.16	1,820	November 13, 2018	November 23, 2018
July 18, 2018 (special)	0.25	2,844	August 14, 2018	August 24, 2018
July 18, 2018	0.15	1,707	August 14, 2018	August 24, 2018
April 17, 2018 (special)	1.76	20,022	May 15, 2018	May 25, 2018
April 17, 2018	0.14	1,592	May 15, 2018	May 25, 2018
February 6, 2018	0.13	1,479	February 27, 2018	March 9, 2018
Total	$2.77	$31,512

Subsequent to December 31, 2018, on January 27, 2019, the Board of Directors declared a quarterly cash dividend of $0.16, as well as a special cash dividend of $0.08 on each share of common stock outstanding. The dividends were paid on March 15, 2019 to stockholders of record on March 5, 2019. Declaration and payment of any future dividends on shares of common stock will be at the discretion of our Board of Directors.

Cash flows used in financing activities during 2017 consisted solely of dividend payments totaling $17.2 million.

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

Our priority is to focus our resources on investing in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe. We will continue to invest in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and other requirements for a China direct selling license application.

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

	2018				2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter[1]	3rd Quarter	2nd Quarter	1st Quarter

	(In Thousands, Except Per Share Data)
Net sales	$41,590	$47,043	$50,910	$52,367	$46,092	$40,132	$51,465	$59,874
Gross profit	32,769	37,117	40,511	42,146	36,668	31,949	41,672	48,629
Income from operations	5,733	7,847	10,108	10,044	8,686	8,514	12,867	12,992
Net income (loss)	5,559	7,629	9,023	8,824	(4,488)	7,338	10,303	10,425
Net income (loss) per common share:
Basic	0.49	0.67	0.80	0.78	(0.40)	0.65	0.92	0.93
Diluted	0.49	0.67	0.80	0.78	(0.40)	0.65	0.91	0.93
_____________________________
1 Reflects the impact of the Tax Cuts and Jobs Act of 2017 enacted in December 2017.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 and the expected effect on our cash flow and liquidity in future periods (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Operating leases	$4,455	$1,796	$1,792	$540	$327
Purchase obligations	280	280	—	—	—
Long-term incentive compensation	9,034	1,226	3,093	4,715	—
Tax Cut & Jobs Act repatriation tax liability	18,600	1,617	3,235	4,650	9,098
Other commitments	157	70	87	—	—
Total	$32,526	$4,989	$8,207	$9,905	$9,425

We have entered into non-cancelable operating lease agreements for locations within the United States and for our international subsidiaries, with expirations through September 2025 totaling $4.5 million.

In May 2013, we entered into an exclusive distribution agreement with one of our suppliers to purchase their product through July 2016 which automatically renews annually unless terminated 90 days prior to the termination date. To maintain exclusivity, we are required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2018, we were in compliance with the exclusivity provision.

In recognition of the achievement of specified performance goals, financial rewards are awarded under our 2014 Long-Term Incentive Plan with cash payments through December 2023. See Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for additional information.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries and an annual tax on the earnings and profits of any greater than 10% owned foreign controlled corporations. We are subject to this annual tax, resulting in a federal income tax liability as of December 31, 2018 in the amount of $2.9 million, net of foreign tax credits. In 2017, we were subject to the one-time repatriation tax, resulting in a federal income tax liability of $20.2 million. The Company made an election to spread the payment of the one-time repatriation tax liability over an eight year installment period. Under the election, 8% of the installment payments are due in each of the first five years, 15% in the sixth year, 20% in the seventh year, and the remaining 25% due in the eighth year. As a result of the Tax Act adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. tax, therefore resulting in any future repatriation having a minimal effect on our tax liability.

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

Revenue Recognition.  All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $4.6 million and $2.4 million at December 31, 2018 and 2017, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.9 million and $1.7 million at December 31, 2018 and 2017, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $12.5 million and $11.2 million at December 31, 2018 and 2017, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of December 31, 2018, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of December 31, 2018, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods for state tax purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2018.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Natural Health Trends Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated April 26, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Los Angeles, CA
April 26, 2019

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$132,653	$135,311
Inventories	12,165	8,398
Other current assets	5,369	7,534
Total current assets	150,187	151,243
Property and equipment, net	934	1,149
Goodwill	1,764	1,764
Restricted cash	2,998	3,167
Deferred tax asset	1,207	1,435
Other assets	831	796
Total assets	$157,921	$159,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,631	$1,751
Income taxes payable	287	309
Accrued commissions	12,502	11,170
Other accrued expenses	6,121	7,605
Deferred revenue	6,795	4,455
Amounts held in eWallets	14,611	15,152
Other current liabilities	1,137	1,479
Total current liabilities	43,084	41,921
Income taxes payable	16,982	19,052
Deferred tax liability	186	56
Long-term incentive	7,808	7,904
Total liabilities	68,060	68,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2018 and 2017	13	13
Additional paid-in capital	86,415	86,683
Retained earnings	44,431	44,908
Accumulated other comprehensive loss	(1,250)	(413)
Treasury stock, at cost; 1,603,322 and 1,637,524 shares at December 31, 2018 and 2017, respectively	(39,748)	(40,570)
Total stockholders’ equity	89,861	90,621
Total liabilities and stockholders’ equity	$157,921	$159,554

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2018	2017
Net sales	$191,910	$197,563
Cost of sales	39,367	38,645
Gross profit	152,543	158,918
Operating expenses:
Commissions expense	87,502	83,638
Selling, general and administrative expenses	31,309	32,221
Total operating expenses	118,811	115,859
Income from operations	33,732	43,059
Other income, net	789	367
Income before income taxes	34,521	43,426
Income tax provision	3,486	19,848
Net income	$31,035	$23,578
Net income per common share:
Basic	$2.75	$2.10
Diluted	$2.74	$2.09
Weighted-average number of common shares outstanding:
Basic	11,304	11,251
Diluted	11,318	11,267
Cash dividends declared per common share	$2.77	$1.52

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2018	2017
Net income	$31,035	$23,578
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(831)	677
Release of cumulative translation adjustment	—	(258)
Net change in foreign currency translation adjustment	(831)	419
Unrealized losses on available-for-sale securities	(6)	(25)
Comprehensive income	$30,198	$23,972

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2016	—	$—	12,979,414	$13	$86,574	$38,548	$(807)	(1,692,218)	$(41,889)	$82,439
Net income	—	—	—	—	—	23,578	—	—	—	23,578
Restricted stock forfeiture	—	—	—	—	(5)	—	—	(1,566)	(33)	(38)
Common stock issued	—	—	—	—	79	—	—	56,260	1,352	1,431
Dividends declared	—	—	—	—	—	(17,218)	—	—	—	(17,218)
Elimination of CTA upon dissolution	—	—	—	—	—	—	(258)	—	—	(258)
Foreign currency translation adjustments	—	—	—	—	—	—	677	—	—	677
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	35	—	—	—	—	35
BALANCE, December 31, 2017	—	—	12,979,414	13	86,683	44,908	(413)	(1,637,524)	(40,570)	90,621
Net income	—	—	—	—	—	31,035	—	—	—	31,035
Common stock issued	—	—	—	—	(268)	—	—	34,202	822	554
Dividends declared	—	—	—	—	—	(31,512)	—	—	—	(31,512)
Foreign currency translation adjustments	—	—	—	—	—	—	(831)	—	—	(831)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(6)	—	—	(6)
BALANCE, December 31, 2018	—	$—	12,979,414	$13	$86,415	$44,431	$(1,250)	(1,603,322)	$(39,748)	$89,861

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,035	$23,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424	536
Stock-based compensation	—	35
Cumulative translation adjustment realized in net income	—	(258)
Deferred income taxes	358	(1,644)
Changes in assets and liabilities:
Inventories	(3,879)	2,843
Other current assets	2,065	(3,399)
Other assets	(55)	(61)
Accounts payable	(116)	(392)
Income taxes payable	(2,077)	18,676
Accrued commissions	1,410	(2,417)
Other accrued expenses	(883)	(6,033)
Deferred revenue	2,359	(481)
Amounts held in eWallets	(509)	(3,875)
Other current liabilities	(326)	(179)
Long-term incentive	(96)	(324)
Net cash provided by operating activities	29,710	26,605
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(214)	(278)
Net cash used in investing activities	(214)	(278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(31,512)	(17,218)
Net cash used in financing activities	(31,512)	(17,218)
Effect of exchange rates on cash, cash equivalents and restricted cash	(811)	485
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,827)	9,594
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	138,478	128,884
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$135,651	$138,478

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes, net	$3,130	$6,772
Issuance of treasury stock for employee awards, net	$554	$1,393

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

The Company’s wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia, Thailand and Vietnam; South Korea; Japan; India; and Europe. The Company also operates in Russia and Kazakhstan through an engagement with a local service provider.

In January 2019, the Company relocated its corporate headquarters from Rolling Hills Estates, California to Hong Kong.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior year balances in the statement of operations have been reclassified to conform to current year presentation. Additionally, in accordance with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows - Restricted Cash, the Company has included amounts classified as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling beginning-of-period and end-of-period total cash, cash equivalents and restricted cash amounts, as presented in its consolidated statements of cash flows.

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

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes, bonds and corporate debt, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. Debt securities classified as cash equivalents are required to be accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2018 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive loss in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

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

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million ($2.9 million and $3.1 million at December 31, 2018 and 2017, respectively) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment, office software and capitalized internal-use software development costs and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are included in the statement of operations as selling, general and administrative expenses. Such expense totaled $424,000 and $536,000 during 2018 and 2017, respectively.

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

Long-Term Incentive

Financial rewards earned under the 2014 Long-Term Incentive Plan (the “LTI Plan”) are recognized over the performance period as specified performance or other goals are achieved or exceeded. In accordance with the LTI Plan, fifty percent of any cash payment earned is payable in thirty-five equal consecutive monthly installments commencing in February of the calendar year immediately following the conclusion of the performance period and the remaining fifty percent of the payment earned is payable in thirty-five equal consecutive monthly installments commencing in February 2021 and ending in December 2023. As of December 31, 2018, unpaid installments for long-term incentive compensation total $9.0 million, of which $7.8 million is reflected on the balance sheet as a non-current liability and $1.2 million is reflected in other accrued expenses.

At the sole discretion of the Compensation Committee of the Company’s Board of Directors, distributions under the LTI Plan are made in cash, or alternatively awarded in the form of common stock or other common stock rights having an equivalent cash value under the terms of the Natural Health Trends Corp. 2016 Equity Incentive Plan. A determination of the form of distribution, if any, is made by the Compensation Committee subsequent to the end of each calendar year. As such, amounts earned are considered non-equity awards. See Note 7 for grant information of distributions settled in common stock.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $739,000 and $451,000 was recognized during 2018 and 2017, respectively.

Commissions

Independent members earn commissions based on total personal and group bonus volume points per weekly sales period.  Each of the Company’s products are designated a specified number of bonus volume points, which is essentially a percentage of the product’s wholesale price.  The Company accrues commissions when earned and as the related revenue is recognized and pays commissions on product sales generally two weeks following the end of the weekly sales period.

In some markets, the Company also pays certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  The Company estimates and accrues all costs associated with the incentives as the members meet the qualification requirements.

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

Certain Risks and Concentrations

A substantial portion of the Company’s sales are generated in Hong Kong (see Note 11). Substantially all of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. In contrast to the Company’s operations in other parts of the world, the Company’s China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license, which the Company has applied for, and has also adopted anti-pyramid selling and multilevel marketing legislation. The Company operates an e-commerce direct selling model in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties. In addition, through a Chinese entity, the Company sells products in China using an e-commerce retail model. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate separately or in both.

The Company continually evaluates its operations in China and Hong Kong for compliance with applicable laws and regulations, including seeking the input of outside professionals and certain Chinese authorities. This process can and has resulted in the identification of certain matters of potential noncompliance. The Company works on a continuing basis to satisfactorily address such matters, however there can be no assurance that adequate steps are taken or that applicable laws and regulations are properly interpreted. Should the government authorities determine that the Company’s activities violate applicable laws and regulations, including China’s direct selling, pyramid selling or multilevel marketing laws and regulations, or should new laws or regulations be adopted, there could be a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company attempts to work closely with both national and local Chinese governmental agencies in conducting its business, the Company’s efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of direct selling, pyramid selling or multi-level marketing legislation, and subjective interpretations of laws and regulations. Any determination that the Company’s operations or activities, or the activities of its individual members or employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on the Company’s future ability to obtain business licenses or expand into new locations, changes to its business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm the Company’s business, financial condition and results of operations.

No single market other than Hong Kong had net sales greater than 10% of total sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of its net sales. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18 that requires amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new standard effective January 1, 2018 using the retrospective transition method. Its adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard will be effective January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt the new standard on January 1, 2019 using the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements.

While the Company continues to assess all of the effects of adoption, it currently believes that most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for office operating leases and providing significant new disclosures about our leasing activities. On adoption, the Company expects to recognize an operating lease liability of $4.6 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term leases recognition exemption for all leases that qualify. This means that the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and nonlease components for its leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. In July 2015, the FASB approved the deferral of the effective date for annual reporting periods beginning after December 15, 2017, including interim reporting periods. The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 2 for additional information.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 5% of sales. Sales returns were 2% of sales for both the years ended December 31, 2018 and 2017, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 4 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are considered a contract liability and are recorded as deferred revenue. The increase in deferred revenue for the year ended December 31, 2018 is primarily due to $4.5 million of cash payments received for unshipped product primarily towards the end of the year offset by $2.4 million of revenue recognized during the year that was included in deferred revenue as of December 31, 2017. See Note 4 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to some consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through the engagement of a third-party service provider. See Note 11 for additional information.

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

Practical Expedients

The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded in commissions expense.

The Company does not provide certain disclosures about unsatisfied performance obligations for contracts with an original expected length of one year or less.

3.     NET INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
Basic net income per common share:
Net income available to common stockholders	$31,035	11,304	$2.75	$23,578	11,251	$2.10
Effect of dilutive securities:
Non-vested restricted stock	—	14		—	16
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$31,035	11,318	$2.74	$23,578	11,267	$2.09

Certain non-vested restricted stock is anti-dilutive upon applying the treasury stock method since the amount of compensation cost for future service results in the hypothetical repurchase of shares exceeding the actual number of shares to be vested. Non-vested restricted stock totaling 2,232 shares were not included for the year ended December 31, 2017 as their effect would have been anti-dilutive.

4.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents:
Cash	$47,323	$61,703
Cash equivalents	85,330	73,608
	132,653	135,311
Restricted cash	2,998	3,167
	$135,651	$138,478

Inventories:
Finished goods	$11,171	$7,779
Raw materials	1,145	799
Reserve for obsolescence	(151)	(180)
	$12,165	$8,398
Property and equipment:
Office equipment	$537	$530
Office software	918	916
Machinery	29	30
Furniture and fixtures	319	276
Leasehold improvements	1,022	957
Construction in progress (including internal-use software development costs)	19	10
Property and equipment, at cost	2,844	2,719
Accumulated depreciation and amortization	(1,910)	(1,570)
	$934	$1,149
Other accrued expenses:
Sales returns	$801	$614
Employee-related expense	4,051	5,568
Warehousing, inventory-related and other	1,269	1,423
	$6,121	$7,605
Deferred revenue:
Unshipped product	$4,574	$2,411
Auto ship advances	1,876	1,665
Other	345	379
	$6,795	$4,455

As of December 31, 2018, cash and cash equivalents include $11.1 million held in banks located within China subject to foreign currency controls.

5.     FAIR VALUE MEASUREMENTS

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	December 31, 2018			December 31, 2017
	Adjusted Cost	Gross Unrealized Gains/Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains/Losses	Fair Value
Municipal bonds and notes	$12,149	$(7)	$12,142	$13,320	$(1)	$13,319
Corporate debt securities	51,862	(26)	51,836	49,432	(24)	49,408
Financial institution instruments	21,352	—	21,352	10,881	—	10,881
Total available-for-sale investments	$85,363	$(33)	$85,330	$73,633	$(25)	$73,608

Financial institution instruments include instruments issued or managed by financial institutions such as money market fund deposits and time deposits.

FASB Topic 820, Fair Value Measurements, establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The tables below present the Company’s hierarchy for assets measured at fair value on a recurring basis as of December 31, 2018 and 2017.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Amounts included in cash and cash equivalents	$85,330	$—	$—	$85,330
Total assets measured at fair value on a recurring basis	$85,330	$—	$—	$85,330

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Amounts included in cash and cash equivalents	$73,608	$—	$—	$73,608
Total assets measured at fair value on a recurring basis	$73,608	$—	$—	$73,608

6.     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating lease agreements for locations within the United States and for its international subsidiaries, with expirations through September 2025. Rent expense in connection with operating leases was $2.2 million and $2.0 million during 2018 and 2017, respectively.

Future minimum lease obligations as of December 31, 2018 are as follows (in thousands):

2019	$1,796
2020	1,340
2021	452
2022	332
2023	208
Thereafter	327
Total minimum lease obligations	$4,455

Purchase Commitment

In May 2013, the Company entered into an exclusive distribution agreement with one of its suppliers to purchase its product through July 2016 which automatically renews annually unless terminated 90 days prior to the termination date. To maintain exclusivity, the Company is required to purchase a minimum of $40,000 of product per month until the termination date. As of December 31, 2018, the Company was in compliance with the exclusivity provision.

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

Securities Class Actions

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163.  The complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between April 27, 2016 and January 5, 2019, inclusive, under (i) Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng and Timothy S. Davidson (together, the “Individual Defendants”), and (ii) Section 20(a) of the Exchange Act against the Individual Defendants. The complaint alleges, in part, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business.  The complaint seeks an indeterminate amount of damages, plus interest and costs.  Defendants believe that these claims are without merit and intend to vigorously defend against them.

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

Other Matters

The Company is currently involved in a legal matter with one of its vendors and an outside party. Per the royalty agreement with the vendor, the Company believes that it is fully indemnified in the event of an unfavorable outcome and any potential settlement costs related to the matter would be fully covered by the Company’s vendor.

Since August 2016, the SEC has been conducting a non-public investigation to determine whether there have been violations of the federal securities laws relating to the trading of the Company’s securities. The Company has fully cooperated with the SEC and has and continues to provide documents in response to subpoenas. The SEC has expressly stated that its document requests should not be construed as an indication that any violation of law has occurred, or as a reflection upon any person, entity, or security. The amount of time needed to resolve this matter is uncertain, and the Company cannot predict the outcome or whether it will face additional governmental inquiries or other actions.

7.     STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.

Dividends

The following tables summarize the Company’s cash dividend activity during 2018 and 2017 (in thousands, except per share data):

Declaration Date	Per Common Share	Amount	Payment Date
October 21, 2018 (special)	$0.18	$2,048	November 23, 2018
October 21, 2018	0.16	1,820	November 23, 2018
July 18, 2018 (special)	0.25	2,844	August 24, 2018
July 18, 2018	0.15	1,707	August 24, 2018
April 17, 2018 (special)	1.76	20,022	May 25, 2018
April 17, 2018	0.14	1,592	May 25, 2018
February 6, 2018	0.13	1,479	March 9, 2018
	$2.77	$31,512

Declaration Date	Per Common Share	Amount	Payment Date
October 30, 2017 (special)	$0.15	$1,701	November 24, 2017
October 30, 2017	0.12	1,360	November 24, 2017
July 31, 2017 (special)	0.25	2,833	August 31, 2017
July 31, 2017	0.11	1,246	August 31, 2017
April 24, 2017 (special)	0.35	3,964	May 19, 2017
April 24, 2017	0.10	1,133	May 19, 2017
January 24, 2017 (special)	0.35	3,962	March 3, 2017
January 24, 2017	0.09	1,019	March 3, 2017
	$1.52	$17,218

Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. No shares of the Company’s common stock were repurchased by the Company during 2018 or 2017. As of December 31, 2018, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

No stock-based compensation was recognized during 2018. Stock-based compensation expense totaled approximately $35,000 during 2017.

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. As of December 31, 2018, 2,359,671 shares remained available for issuance under the 2016 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2016	38,256	$34.13
Granted	56,260	25.44
Vested	(35,336)	29.58
Forfeited	(1,148)	28.55
Nonvested at December 31, 2017	58,032	28.59
Granted	34,202	16.19
Vested	(46,748)	26.31
Nonvested at December 31, 2018	45,486	21.61

The following table summarizes the Company’s other restricted stock activity:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2016	22,348	$12.15
Vested	(21,930)	12.15
Forfeited	(418)	12.28
Nonvested at December 31, 2017	—	—

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for 2018 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2017	$(386)	$(27)	$(413)
Other comprehensive loss	(831)	(6)	(837)
Balance, December 31, 2018	$(1,217)	$(33)	$(1,250)

8.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Domestic	$(3,391)	$(2,965)
Foreign	37,912	46,391
Income before income taxes	$34,521	$43,426

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$1,815	$20,277
State	13	2
Foreign	1,300	1,216
Total current taxes	3,128	21,495
Deferred taxes	358	(1,647)
Income tax provision	$3,486	$19,848

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Income tax at federal statutory rate	$7,249	$15,200
Effect of permanent differences	346	459
Tax Cut & Jobs Act one-time transition tax	(738)	20,792
Global Intangible Low Taxed Income	3,964	—
Tax Cut & Jobs Act federal rate change	(6)	954
Change in valuation allowance	(9)	(43)
Foreign rate differential	(6,541)	(15,002)
Foreign tax credits	(786)	(2,738)
Other reconciling items	7	226
Income tax provision	$3,486	$19,848

Income before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2018	2017
Cayman Islands	—%	$31,560	$39,954
Hong Kong	16.5%	3,545	3,315
China	25.0%	2,725	2,584

Deferred income taxes consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$183	$192
Stock-based compensation	191	270
Accrued expenses	1,062	1,374
Other	11	6
Total deferred tax assets	1,447	1,842
Valuation allowance	(183)	(192)
Net deferred tax assets	1,264	1,650
Deferred tax liabilities:
Foreign earnings	(2)	(4)
Other	(241)	(267)
Total deferred tax liabilities	(243)	(271)
Net deferred tax assets	$1,021	$1,379

The effective income tax rate for the year ended December 31, 2018 was impacted by recording the effect of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended, which has affected the Company’s year ended December 31, 2018, including, but not limited to, requiring an annual tax on the earnings and profits of any greater than 10% owned foreign controlled corporation.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740,

Income Taxes. In accordance with the expiration of the SAB 118 measurement period, we completed the assessment of the income tax effect of the Tax Act by the fourth quarter of tax year 2018. All adjustments recorded to the provisional amounts have been included as an adjustment to income tax expense.

As a result of the Tax Act, the Company recorded additional income tax expense due to the Global Intangible Low Taxed Income inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations (“GILTI”). To determine the amount of GILTI inclusion, the Company must determine, in addition to other factors, the current earnings of foreign controlled corporations, as well as the amount of foreign taxes paid by the foreign entities. The law provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. The Company recorded a tax expense for GILTI of $2.9 million, net of $1.0 million foreign tax credits.

As of December 31, 2018, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets.

As of December 31, 2018, the Company has a valuation allowance against certain foreign deferred tax assets. The Company is recording a valuation allowance in foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of December 31, 2018, the Company has no U.S. federal net operating loss or credit carryforwards as any attributes generated are expected to be fully utilized to offset tax in the current year. At December 31, 2018, the Company has foreign net operating loss carryforwards of approximately $1.2 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate. As of December 31, 2018, the Company has recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2018.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey and Texas and various foreign jurisdictions. During the fourth quarter of 2018, the Company was notified that it was selected for audit of the 2016 tax year by the U.S. Internal Revenue Service. For purposes of this audit, fiscal years 2007 through 2016 are open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. No adjustments have been proposed at this time. The Company is no longer subject to state income tax examinations for years prior to 2014. The Taiwan Taxation Administration closed the audit for the 2016 tax year with immaterial tax adjustments that have been recorded in the foreign income tax provision. No other jurisdictions are currently examining any income tax returns of the Company.

9.     RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under this agreement, the Company agreed to pay BHS a price per unit royalty in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States.  The Company recognized royalties of $327,000 and $306,000 during 2018 and 2017, respectively.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

During each of 2018 and 2017, the Company procured in China and arranged for shipment to The Aberdeen Group, LLC (“Aberdeen”), one order of apparel products.  Aberdeen is owned 40% by Sharng Holdings, which is wholly-owned by the Company’s president, Chris T. Sharng, and his wife, 40% by Mr. Broady, and 20% by an unrelated third party.  In each instance

Aberdeen promptly paid the Company for the product and shipping cost incurred. Such orders were in the amount of $3,700 and $3,800 during 2018 and 2017, respectively.  Given the Company’s provision of such product sourcing services to Aberdeen, Aberdeen also paid the Company a market-based fee consistent with the provision of such services of $450. The Company analyzed the nature of the transactions with Aberdeen to determine whether they could be construed a violation under the guidelines of Section 402 of the Sarbanes-Oxley Act of 2002. The Company, through advice from its legal counsel, concluded that there is not a reasonable possibility that the transactions with Aberdeen would be deemed a violation of Section 402. This relationship between the Company and Aberdeen ceased in early 2019.

10.     EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2018 and 2017, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $87,000 and $101,000 for 2018 and 2017, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

11.    SEGMENT INFORMATION

The Company sells products to a member network that operates in a seamless manner from market to market, except for the China market where it sells to some consumers through an e-commerce platform, and the Russia and Kazakhstan market where the Company’s engagement of a third-party service provider results in a different economic structure than its other markets. Otherwise, the Company believes that all of its other operating segments have similar economic characteristics and are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

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

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Net sales from external customers:
United States	$3,637	$3,348
Canada	1,710	1,938
Peru	1,635	508
Hong Kong[1]	169,452	174,926
China	7,744	7,282
Taiwan	3,964	5,591
South Korea	493	466
Russia and Kazakhstan	868	913
Europe	1,644	2,278
Other foreign countries	763	313
Total net sales	$191,910	$197,563

_____________________________
1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Net sales by product and service:
Product sales	$181,865	$187,591
Freight and other	13,329	13,676
Less: sales returns	(3,284)	(3,704)
Total net sales	$191,910	$197,563

Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2018	2017
Long-lived assets:
United States	$521	$648
Hong Kong	145	78
China	61	112
Other foreign countries	207	311
Total long-lived assets	$934	$1,149

12.     SUBSEQUENT EVENTS

On January 27, 2019, the Board of Directors declared a quarterly cash dividend of $0.16, as well as a special cash dividend of $0.08 on each share of common stock outstanding. The dividends were paid on March 15, 2019 to stockholders of record on March 5, 2019. Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

On February 1, 2019, the Company granted 22,603 shares of restricted common stock under the 2016 Plan to certain employees for the purpose of further aligning their interest with those of its stockholders and settling fiscal 2018 performance incentives totaling $377,000. The shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of their termination of service to the Company under specified circumstances.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the principal executive officer and principal financial officer concluded that due to a material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2018.

The material weakness identified is related to the ineffective design of controls over the completeness and accuracy of information used to recognize revenues, which could affect the appropriate cut-off surrounding revenue and deferred revenues. No material financial statement misstatement was identified in relation to this material weakness in our internal control over financial reporting. Management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K, fairly represent in all material respects our financial condition, results of operations and cash flows for the periods at and for the periods presented in accordance with U.S. GAAP.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a deficiency related to the design effectiveness of the Company’s controls surrounding the determination of the appropriate revenue recognition date. Specifically, the Company did not timely review and appropriately document shipping information provided by its third-party logistics (“3PL”) facilities. Furthermore, the Company did not test a sufficient sample of individual shipping documents, as provided by its 3PLs, to determine and conclude that the shipping date agreed with the date revenues were recognized. Although the control deficiency identified resulted in no material misstatements to the consolidated financial statements, this deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and represents a material weakness in the Company’s internal control over financial reporting. As a result, management concluded that our internal control over financial reporting was not effective at December 31, 2018.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses

Management, with oversight from the Audit Committee, implemented a plan intended to remediate the material weakness related to our proprietary web-based system identified as of December 31, 2017. The remediation plan included the enhancement of controls to ensure that the system change management log is adequately backed up, secured and sufficiently maintained, as well as the periodic review and testing of user access rights and permissions.

During the fourth quarter of 2018, we completed monthly reviews of programming changes made in September 2018 to further enhance user access rights and permissions. As the information technology general control deficiencies were fully remediated during the quarter, management concluded that the material weakness in the Company’s internal control over financial reporting related to its proprietary web-based system was successfully remediated as of December 31, 2018.

Management, with oversight from the Audit Committee, intends to remediate the material weakness identified as of December 31, 2018 related to the Company’s review of shipment documentation provided by its 3PLs by obtaining and documenting a sufficient sample of product orders during each quarterly period and ensuring that the underlying shipment documentation agrees with the shipment date as provided by the 3PLs.  This remediation plan commenced during the first quarter of 2019.  We expect that the remediation of this material weakness will be fully complete during the second quarter of 2019.

We will develop additional controls and procedures for continued improvement in our control environment, including compensating review controls for our proprietary web-based system, as deemed necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Natural Health Trends Corp.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Natural Health Trends Corp.’s (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”.

As of December 31, 2018, management identified a material weakness related to the ineffective design of controls over the completeness and accuracy of information used to recognize revenues, which could affect the appropriate cut-off surrounding revenue and deferred revenues.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2018 consolidated financial statements, and this report does not affect our report dated April 26, 2019 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years then in the period December 31, 2018 of the Company and our report dated April 26, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, CA
April 26, 2019

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2018.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2018.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2018.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2018.

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

NATURAL HEALTH TRENDS CORP.

Date: April 26, 2019	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	April 26, 2019
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	April 26, 2019
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	April 26, 2019
Randall A. Mason

/s/ George K. Broady	Director	April 26, 2019
George K. Broady

/s/ Kin Y. Chung	Director	April 26, 2019
Kin Y. Chung

/s/ Yiu T. Chan	Director	April 26, 2019
Yiu T. Chan

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
3.3	Amended and Restated Bylaws of Natural Health Trends Corp. effective March 27, 2018 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 28, 2018).
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