Form 10-K/A
period 2018-12-31
NATURAL HEALTH TRENDS CORP
filed 2019-04-29
CIK 912061

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

NATURAL HEALTH TRENDS CORP.
EXPLANATORY NOTE

Natural Health Trends Corp. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 26, 2019 (the “Form 10-K”) primarily to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). The reference on the cover of the Form 10-K to the incorporation by reference to portions of a definitive proxy statement into Part III of the Form 10-K is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Form 10-K, are hereby amended and restated in their entirety, and Part IV, Item 15(a)(3) of the Form 10-K, is hereby amended and restated in its entirety, with the only change to the latter being the filing of new currently dated certifications as found in Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

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

Directors and Executive Officers

The biographical information for each director of the Company is set forth below:

George K. Broady. Mr. Broady, age 80, has served as a director of the Company since October 2008. He has been involved in business for more than 40 years, and he is currently active in the direct selling industry and is the principal owner of several privately held companies in the fields of telecommunications and enterprise software. He currently serves as Chairman of the Board of SoloProtect US, LLC, a provider of lone worker safety solutions, and previously served as Chief Executive Officer of that company from 2013 to 2014. He also served as Chairman of the Board of Kings III of America, an emergency communications company, from 2014 until the sale of that company in 2017, and served as Chief Executive Officer of that company prior to 2014. He founded Network Security Corporation, Interactive Technologies Inc. and Ultrak Inc., and brought each of them public on The NASDAQ Stock Market. He was chairman of all three organizations and CEO of both Network Security and Ultrak. All three companies were involved in electronic security, including CCTV and access control. Earlier in his career, Mr. Broady was an investment analyst with both a private investment firm, Campbell Henderson & Co., and with the First National Bank in Dallas. Mr. Broady served twice in the U.S. Army and holds a Bachelor of Science degree from Iowa State University.

Mr. Broady is an experienced investor and businessman who also brings welcomed insight into management, operations, and finances. As a long-time investor in the Company, and incumbent director, Mr. Broady has a deep understanding of the business of the Company and its industry. He is owner of Broady Health Sciences, a leader in dietary supplements invigorating the production of Ca2+ATPase, an enzyme found in every cell of the body, and Soothe, a formula that helps to restore and repair dry skin.

Yiu T. Chan. Mr. Chan, age 52, has been a director of the Company since December 2015. Mr. Chan has since July 2016 served as the Corporate Secretary for Shen You, an investment holding company. Mr. Chan also currently serves as a self-employed business and tax advisor. Mr. Chan served as a Partner in Grant Thornton’s Tax and Business Advisory group in Guangzhou, China from October 2012 to October 2015, and from 2002 to 2011 served in several senior positions with both Ernst & Young (including Tax Director and Partner from June 2006 to December 2011) and PricewaterhouseCoopers, also located in Guangzhou, China. Mr. Chan served as Director of Investment and Planning from July to September 2012 for Blue Ocean Corporation Limited, which provides business and tax advisory services to foreign companies investing in China and Chinese companies investing overseas.

Mr. Chan has extensive experience in advising companies operating in China, helping to navigate complicated tax and business compliance matters. Mr. Chan holds a bachelor degree in accounting from City University of Hong Kong and is a member of both the Hong Kong Institute of Certified Public Accountants and Association of Chartered Certified Accountants.

Kin Y. Chung. Mr. Chung, age 79, has been a director of the Company since February 2015. Mr. Chung founded Bioherb Technology Company, Ltd. in 1988 and served as President of that company from the date of its founding through 2013, at which time he retired. Bioherb Technology Company, Ltd. was a private Hong Kong company that served as an importing company for food and food manufacturing products. Mr. Chung was also a consultant with Blue Ocean Corporation Limited, which provided business consulting services to the Company from June 2009 through June 2010. Mr. Chung has directly provided business consulting services to the Company since July 2010, but ceased doing so prior to his election to the Company’s Board of Directors.

Mr. Chung has been a life-long entrepreneur and businessperson, active in Greater China, by far our most important market. He is extensively experienced in business practices, culture and protocol, particularly those of Hong Kong and China. Mr. Chung also is an expert in importing and exporting consumer products for our core markets.

Randall A. Mason. Mr. Mason, age 60, has been a director of the Company since May 2003 and has served as Chairman of the Board of Directors since March 2006. Mr. Mason founded and has served as President and Chief Executive Officer of Marden Rehabilitation Associates, Inc. since 1989. Marden Rehabilitation Associates, Inc. is a private, Eastern U.S. ancillary provider of rehabilitative therapy services and home healthcare. Mr. Mason has a bachelor degree in chemical engineering from the University of Pittsburgh.

Mr. Mason is an experienced businessman with valued insight into management, operations, finances and governance issues. As a long-time member of the Company’s Board of Directors, Mr. Mason understands the business of the Company and potential risks and pitfalls.

Chris T. Sharng. Mr. Sharng has served as President of the Company since February 2007, and as a director since March 2012. He served as Executive Vice President and Chief Financial Officer of the Company from August 2004 to February 2007. Mr. Sharng also performed the functions of the principal executive officer of the Company from April 2006 to August 2006. From March 2006 to August 2006, Mr. Sharng served as a member of the Company’s Executive Management Committee, which was charged with managing the Company’s day-to-day operations while a search was conducted for a new chief executive officer for the Company. From March 2004 through July 2004, Mr. Sharng was the Chief Financial Officer of NorthPole Limited, a privately held Hong Kong-based manufacturer and distributor of outdoor recreational equipment. From October 2000 through February 2004, Mr. Sharng was the Senior Vice President and Chief Financial Officer of Ultrak Inc., which changed its name to American Building Control Inc. in 2002, a Texas-based, publicly traded company listed on The NASDAQ Stock Market that designed and manufactured security systems and products. From March 1989 through July 2000, Mr. Sharng worked at Mattel, Inc., most recently as the Vice President of International Finance. Mr. Sharng has an MBA from Columbia University and received his bachelor degree from National Taiwan University. As the Company’s President since 2007, and as the Chief Financial Officer prior to that, Mr. Sharng has developed a deep understanding of our business globally. His leadership has been integral to our success in recent years.

Biographical information regarding the Company’s executive officers is as follows:

Chris T. Sharng. The biographical information for Mr. Sharng, the Company’s President, is set forth above.

Timothy S. Davidson. Mr. Davidson has served as the Company’s Chief Financial Officer and Senior Vice President since February 2007, and as the Company’s Corporate Secretary since January 2014. He previously served as the Company’s Chief Accounting Officer from September 2004 to February 2007. From March 2001 to September 2004, Mr. Davidson was Corporate Controller for a telecommunications company, Celion Networks, Inc., located in Richardson, Texas. From February 2000 to February 2001, Mr. Davidson was Manager of Financial Reporting for another Dallas-based telecommunications company, IP Communications, Inc. From December 1994 through January 2000, Mr. Davidson was employed by Arthur Andersen, LLP, most recently as an Audit Manager. Mr. Davidson has a master degree in professional accounting from the University of Texas at Austin and received his bachelor degree from Texas A&M University at Commerce.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2018 and thereafter, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Code of Ethics

The Company has a Worldwide Code of Business Conduct (the “Code”) that applies to our employees, officers (including our principal executive officer and principal financial officer) and directors. The Code is intended to establish standards necessary to deter wrongdoing and to promote compliance with applicable governmental laws, rules and regulations, and honest and ethical conduct. The Code covers many areas of professional conduct, including conflicts of interest, financial reporting and disclosure, protection of Company assets and confidentiality. Employees have an obligation to promptly report any known or suspected violation of the Code without fear of retaliation. The Company has made the Code available on its website at https://ir.naturalhealthtrendscorp.com/governance-docs. Waiver of any provision of the Code for executive officers and directors may only be granted by the Board of Directors and any such waiver or any modification of the Code relating to such individuals will be disclosed by the Company on its website at https://ir.naturalhealthtrendscorp.com.

Audit Committee

The Company has a standing Audit Committee. Randall A. Mason serves as Chairman of the Audit Committee, and Yiu T. Chan and Kin Y. Chung also serve as members of the Audit Committee. The Board of Directors has determined that each of Messrs. Mason, Chan and Chung is independent and satisfies the other criteria set forth in the Nasdaq Marketplace Rules for service on the Audit Committee. The Board of Directors has also determined that each of Messrs. Mason and Chan meets the Securities and Exchange Commission criteria of an “audit committee financial expert” and that each also meets the requirements of Nasdaq Marketplace Rule 5605 relating to financial oversight responsibility. The Audit Committee is required to meet in person or telephonically at least four times a year. The Audit Committee met or acted by unanimous written consent a total of five times during the fiscal year ended December 31, 2018.

Item 11. EXECUTIVE COMPENSATION

The following table provides information concerning the compensation for the years ended December 31, 2018 and 2017 of our principal executive officer and one other executive officer (collectively, the “named executive officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Chris T. Sharng, President	2018	$1,000,000	$125,000	(1)	$414,801	(5)	$1,539,801
	2017	1,000,000	250,000	(2)	460,772	(6)	1,710,772
Timothy S. Davidson, Chief Financial Officer, Senior Vice President and Corporate Secretary	2018	350,000	200,000	(3)	165,424	(7)	715,424
	2017	350,000	400,000	(4)	160,054	(8)	910,054
_______________________

(1)
Represents the amount earned under the Company's Annual Incentive Plan (the “Annual Plan”). No amount was earned under the Company's 2014 Long-Term Incentive Plan (the “Long-Term Plan”). See Named Executive Officer Compensation Arrangements below for information regarding payment terms specific to each plan.

(2)
Represents $250,000 earned under the Long-Term Plan. Of the amount earned under the Long-Term Plan, $187,500 was awarded in the form of cash and $62,500 was awarded in the form of shares of restricted stock. No amount was earned under the Annual Plan. See Named Executive Officer Compensation Arrangements below for information regarding payment terms specific to each plan.

(3)
Represents $125,000 earned under the Long-Term Plan and $75,000 earned under the Annual Plan. Of the amount earned under the Long-Term Plan, $93,750 was awarded in the form of cash and $31,250 was awarded in the form of shares of restricted stock. See Named Executive Officer Compensation Arrangements below for information regarding payment terms specific to each plan.

(4)
Represents $250,000 earned under the Long-Term Plan and $150,000 earned under the Annual Plan. Of the amount earned under the Long-Term Plan, $187,500 was awarded in the form of cash and $62,500 was awarded in the form of shares of restricted stock. See Named Executive Officer Compensation Arrangements below for information regarding payment terms specific to each plan.

(5)	Represents $12,375 in employer matching contributions under the Company’s defined contribution plan and $402,426 in tax gross-up payments.

(6)	Represents $12,150 in employer matching contributions under the Company’s defined contribution plan and $448,622 in tax gross-up payments.

(7)	Represents $12,375 in employer matching contributions under the Company’s defined contribution plan and $153,049 in tax gross-up payments.

(8)	Represents $12,150 in employer matching contributions under the Company’s defined contribution plan and $147,904 in tax gross-up payments.

The following table provides information concerning outstanding equity awards to our named executive officers that remained subject to vesting at December 31, 2018.

Outstanding Equity Awards at December 31, 2018

Name	Number of Shares of Stock That Have Not Vested (1)	Market Value of Shares of Stock That Have Not Vested(2)
Chris T. Sharng	10,342	$191,224
Timothy S. Davidson	5,432	$100,438
_______________________

(1)
Shares of restricted stock granted to the named executive officers vest on a quarterly basis over the three-year period following the date of grant (extending from March 15, 2019 to December 15, 2020) and are subject to forfeiture in the event of the executive’s termination of service to the Company under specified circumstances.

(2)
Amounts in this column are determined by multiplying the number of unvested shares of restricted stock by the closing price per share of the Company’s common stock on December 31, 2018, as reported on the NASDAQ Capital Market.

Named Executive Officer Compensation Arrangements

Chris T. Sharng. The Company is a party to an employment agreement with Mr. Sharng that provides for a base annual salary and also entitles Mr. Sharng to participate in our incentive plans (including our equity incentive plan) and other standard U.S. employee benefit programs. Mr. Sharng’s base annual salary was raised to $1,000,000 effective January 1, 2016. Mr. Sharng participated in the Annual Plan in each of 2018 and 2017, and was eligible to receive awards thereunder based on the extent to which the Company achieved Net Sales and “Adjusted EBITDA” performance goals set by the Compensation Committee at the outset of each year, along with several key metrics established by the Compensation Committee that specifically applied to Mr. Sharng; for purposes of the Annual Plan (and the Long-Term Plan described below), the Company defines “Adjusted EBITDA” as net income before interest, taxes, depreciation expense, amortization expense, and incentive compensation expense. The individual metrics included the amount of Mr. Sharng’s annual salary compared to that of other participants in the Annual Plan, as well as “performance goal weightings” that were designed to incentivize Mr. Sharng to achieve each performance goal to varying degrees. For example, in both 2018 and 2017, the Compensation Committee established for Mr. Sharng a performance goal weighting of 75% for achievement of the Net Sales performance goal and 25% for achievement of the Adjusted EBITDA performance goal, as it sought to place relatively greater emphasis on incentivizing Mr. Sharng to achieve the Net Sales performance goal. The Company achieved 80% and 60% of the Net Sales performance goal in 2018 and 2017, respectively, and 68% and 60% of the Adjusted EBITDA performance goal in 2018 and 2017, respectively. Accordingly, and after determining in its discretion to reduce amounts otherwise payable to Mr. Sharng under the Annual Plan for such years, the Compensation Committee awarded Mr. Sharng $125,000 in 2018, and did not make an award to Mr. Sharng under the Annual Plan in 2017. Awards under the Annual Plan are paid in the year following the conclusion of the annual performance period to which the award relates (the “Distribution Year”), with one-third of the total award payable in a single lump sum no later than the last day of February of the Distribution Year, and the remainder paid in equal installments over the remainder of the Distribution Year in accordance with the Company’s applicable local payroll practices.

Mr. Sharng also participated in the Long-Term Plan in each of 2018 and 2017 and was eligible to earn awards under the Long-Term Plan based on the extent to which the Company achieved an Adjusted EBITDA performance goal set by the Compensation Committee at the outset of each year, as well as a metric based in part on the amount of Mr. Sharng’s annual salary relative to that of other Long-Term Plan participants. The Company achieved 68% and 60% of the Adjusted EBITDA performance goal under the Long-Term Plan in 2018 and 2017, respectively, and the Compensation Committee, after determining in its discretion to reduce the amounts otherwise payable to Mr. Sharng under the Long-Term Plan for such years, did not make an award to Mr. Sharng in 2018 and awarded him $250,000 under the Long-Term Plan in 2017. The Compensation Committee determined to award 75% of the incentive compensation earned by Mr. Sharng under the Long-Term Plan in 2017 in cash, and 25% in the form of shares of restricted stock. Fifty percent of the cash incentive compensation awarded under the Long-Term Plan is paid in 35 equal consecutive monthly installments commencing no later than last day of February of the year following the conclusion of the annual performance period to which the award relates, and the remaining 50% of the cash incentive compensation is paid in 35 consecutive monthly installments commencing in February 2021 and ending in December 2023. The portion of the incentive compensation awarded in the form of shares of restricted stock is made in a single grant no later than the last day of February of the year immediately following the conclusion of the annual performance period to which the award relates, with the number of shares issued being determined based upon the market price of the Company’s common stock on the date of grant. The shares of restricted stock are subject to quarterly vesting over the three-year period following the date of grant. Except in some limited circumstances, cash awards under the Annual Plan and Long-Term Plan, as well as vesting of the foregoing restricted stock awards, are subject to Mr. Sharng continuing to provide services to the Company. In 2018 and 2017, Mr. Sharng also received certain gross-up payments for income taxes payable in connection with restricted stock grants made to him. Mr. Sharng serves on the Company’s Board of Directors, but does not receive any additional compensation for his service in that capacity.

Timothy S. Davidson. The Company is a party to an employment agreement with Mr. Davidson that provides for a base annual salary and also entitles Mr. Davidson to participate in our incentive plans (including our equity incentive plan) and other standard U.S. employee benefit programs. Mr. Davidson’s base annual salary was raised to $350,000 effective January 1, 2016. Mr. Davidson participated in the Annual Plan in each of 2018 and 2017, and was eligible to receive awards thereunder based on the extent to which the Company achieved Net Sales and “Adjusted EBITDA” performance goals set by the Compensation Committee at the outset of each year, along with several key metrics established by the Compensation Committee that specifically applied to Mr. Davidson. The individual metrics included the amount of Mr. Davidson’s annual salary compared to that of other participants in the Annual Plan, as well as “performance goal weightings” that were designed to incentivize Mr. Davidson to achieve each performance goal to varying degrees. For example, in both 2018 and 2017, the Compensation Committee established for Mr. Davidson a performance goal weighting of 60% for achievement of the Net Sales performance goal and 40% for achievement of the Adjusted EBITDA performance goal, as it sought to place relatively greater emphasis on incentivizing Mr. Davidson to achieve the Adjusted EBITDA performance goal (as compared to Mr. Sharng’s performance goal weightings of 75% for achievement of the Net Sales performance goal and 25% for achievement of the Adjusted EBITDA performance goal). The Company achieved 80% and 60% of the Net Sales performance goal in 2018 and 2017, respectively, and 68% and 60% of the Adjusted EBITDA performance goal in 2018 and 2017, respectively. Accordingly, and after determining in its discretion to reduce amounts otherwise payable to Mr. Davidson under the Annual Plan for such years, the Compensation Committee awarded Mr. Davidson $75,000 and $150,000 in 2018 and 2017, respectively. Awards under the Annual Plan are paid in the year following the conclusion of the annual performance period to which the award relates (the “Distribution Year”), with one-third of the total award payable in a single lump sum no later than the last day of February of the Distribution Year, and the remainder paid in equal installments over the remainder of the Distribution Year in accordance with the Company’s applicable local payroll practices.

Mr. Davidson also participated in the Long-Term Plan in each of 2018 and 2017 and was eligible to earn awards under the Long-Term Plan based on the extent to which the Company achieved an Adjusted EBITDA performance goal set by the Compensation Committee at the outset of each year, as well as a metric based in part on the amount of Mr. Davidson’s annual salary relative to that of other Long-Term Plan participants. The Company achieved 68% and 60% of the Adjusted EBITDA performance goal under the Long-Term Plan in 2018 and 2017, respectively, and the Compensation Committee, after determining in its discretion to reduce the amounts otherwise payable to Mr. Davidson under the Long-Term Plan for such years, awarded Mr. Davidson $125,000 and $250,000 in 2018 and 2017, respectively. The Compensation Committee determined to award 75% of the incentive compensation earned by Mr. Davidson under the Long-Term Plan in each year in cash, and 25% in the form of shares of restricted stock. Fifty percent of the cash incentive compensation awarded under the Long-Term Plan is paid in 35 equal consecutive monthly installments commencing no later than last day of February of the year following the conclusion of the annual performance period to which the award relates, and the remaining 50% of the cash incentive compensation is paid in 35 consecutive monthly installments commencing in February 2021 and ending in December 2023. The portion of the incentive compensation awarded in the form of shares of restricted stock is made in a single grant no later than the last day of February of the year immediately following the conclusion of the annual performance period to which the award relates, with the number of shares issued being determined based upon the market price of the Company’s common stock on the date of grant. The shares of restricted stock are subject to quarterly vesting over the three-year period following the date of grant. Except in some limited circumstances, cash awards under the Annual Plan and Long-Term Plan, as well as vesting of the foregoing restricted stock awards, are subject to Mr. Davidson continuing to provide services to the Company. In 2018 and 2017, Mr. Davidson also received certain gross-up payments for income taxes payable in connection with restricted stock grants made to him.

Severance and Post-Termination Payment Arrangements

A primary feature of the Company’s employment agreements with its named executive officers provides compensation to the named executive officer in the event of the termination of the executive’s employment under certain circumstances. The employment agreements provide that if the executive’s employment with the Company is terminated voluntarily by him for “good reason,” or is terminated by the Company without “cause,” other than in connection with a “change of control,” then the executive will be entitled to the continuation of the payment of his salary, plus health and medical insurance coverage, for a period of up to one year following the termination date, or until the earlier date upon which he becomes engaged in any “competitive activity” (as defined in a separate non-competition agreement) or otherwise breaches the terms and conditions of such agreement. These severance provisions are intended to compensate the executive until he is able to secure another source of income. In the event the executive’s employment with the Company is terminated by the Company, or its successor in a change of control transaction, without “cause” during the period commencing on the date that is 30 days prior to a change of control through and including a date that is 18 months following the change of control, he is entitled to a payment equal to two years of his salary (plus health and medical insurance coverage costs). This payment is due in a lump sum 30 days after the termination date. These change of control features in the employment agreements are referred to as “double trigger” severance arrangements. This means that no severance compensation will become payable to a named executive officer only because of the occurrence of a change of control of the Company. Instead change of control severance compensation will only be payable if, within 30 days prior to a change of control through and including a date that is 18 months following the change of control, there is also a termination of the executive’s employment without “cause.” These change of control severance provisions are intended to (i) preserve morale and productivity and encourage retention of the executive in the face of the disruptive impact that a change of control of the Company is likely to have, and (ii) encourage the executive to remain focused on the business and interests of the Company’s stockholders when considering strategic alternatives that may be beneficial to those stockholders.

The named executive officers also participate in the Annual Plan and Long-Term Plan (collectively, the “Incentive Plans”). Under the terms of the Incentive Plans, if a participant separates from service for any reason other than on account of a “Qualifying Termination Event,” any award granted to the participant that remains undistributed shall be immediately and irrevocably forfeited in full. A “Qualifying Termination Event” is defined under the Incentive Plans to include a participant’s separation from service from the Company on account of death, due to disability, involuntarily for a reason other than for cause, voluntarily for good reason, due to retirement, or upon a change in control termination. If a participant experiences a separation from service with the Company due to a Qualifying Termination Event and the performance goals relating to an award for a prior performance period have been satisfied but the proceeds of such award remained undistributed, then the Company must pay such undistributed proceeds to the participant in a single lump sum, net of applicable withholding and other taxes, within two and one-half months following the participant’s separation from service and as soon as administratively practicable. These provisions in the Incentive Plans are designed to provide the named executive officers and other participants in such plans with a greater degree of certainty that if the performance goals under an Incentive Plan are achieved, then the participants will ultimately receive the entire amount of incentive compensation earned under the Incentive Plan notwithstanding the occurrence of largely unforeseeable events over which the participants may have little or no control. Similarly, the restricted stock agreements to which the named executive officers are parties provide for the acceleration of vesting of the restricted stock in the event of the executive’s death or disability, or in the event the Company experiences a change in control. In such event, as previously described, the Company may elect to pay the named executive officer income tax gross-up payments designed to cover all income and employment taxes associated with the accelerated vesting of the restricted stock. Finally, the Incentive Plans also provide that if, in connection with a change in control, an excise tax under Section 4999 of the Internal Revenue Code would be imposed upon a participant in connection with an award under an Incentive Plan, then the Company shall pay to the participant an additional amount (the “Excise Gross-Up Payment”) such that the net amount retained by the participant, after deduction of any excise tax and any federal, state or local income tax and any excise tax upon the Excise Gross-Up Payment, shall be equal to the amount that would have been distributable under the Incentive Plan as described above but for the application of Section 4999 of the Internal Revenue Code.

Director Compensation

The following table shows the compensation earned by each non-employee member of the Company’s Board of Directors for 2018:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
George K. Broady	$150,000	$—	$—	$150,000
Yiu T. Chan	150,000	—	—	150,000
Kin Y. Chung	150,000	—	—	150,000
Randall A. Mason	198,000	—	—	198,000
_______________________

During 2018 each non-employee member of our Board of Directors earned a cash retainer of $8,333 per month, plus the reimbursement of their respective out-of-pocket expenses incurred in connection with the performance of their duties as directors. Mr. Mason earned an additional retainer of $4,000 per month as Chairman of the Board of Directors in 2018.  Finally, Messrs. Mason, Broady, Chan and Chung received an additional cash payment of $50,000 in February 2019 for their services during 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding all compensation plans under which the Company's equity securities were authorized for issuance as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	2,359,671
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	2,359,671

The foregoing securities remaining available for issuance were reserved under the Company's 2016 Equity Incentive Plan.

Security Ownership of Management and Certain Beneficial Owners

The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of April 22, 2019 by (i) each stockholder known to us to be the beneficial owner of more than 5% of the Company’s common stock, (ii) each director or director nominee, (iii) each of the Company’s named executive officers and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes those persons who have voting or investment power with respect to the securities. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)
Executive Officers and Directors:
Chris T. Sharng	478,574	(3)	4.2%
Timothy S. Davidson	234,517	(4)	2.1%
George K. Broady	866,423	(5)	7.6%
Yiu T. Chan	—		—
Kin Y. Chung	3,058		*
Randall A. Mason	252,733	(6)	2.2%
All executive officers and directors as a group (6 persons)	1,835,305	(7)	16.1%
Stockholders Beneficially Owning 5% or More
The Jane Eleanor Broady Irrevocable Trust	2,245,128	(8)	19.7%
Renaissance Technologies LLC	894,010	(9)	7.8%
_______________________

*	Less than 1% of the Company’s outstanding common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Natural Health Trends Corp., 609 Deep Valley Drive, Suite 395, Rolling Hills Estates, California 90274.

(2)
Any securities not outstanding that are subject to conversion privileges exercisable within 60 days of April 22, 2019 are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by any person holding such securities, but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person in accordance with Item 403 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and Rules 13(d)-3 of the Exchange Act, and based upon 11,398,695 shares of common stock outstanding as of April 22, 2019.

(3)	Includes 6,183 shares of restricted stock subject to vesting. Mr. Sharng shares voting and investment power over 2,375 of the shares with his wife.

(4)	Includes 5,569 shares of restricted stock subject to vesting.

(5)
All shares of stock are held by the George K. Broady 2012 Irrevocable Trust, of which Mr. Broady is the trustee and a beneficiary. The George K. Broady 2012 Irrevocable Trust pledged 20,000 shares to secure a line of credit.

(6)	Includes (i) 23,899 shares owned by Marden Rehabilitation Associates, Inc., an entity controlled by Mr. Mason.

(7)	Includes 11,752 shares of restricted stock subject to vesting.

(8)
Jane Eleanor Broady, the spouse of George K. Broady, is a beneficiary of The Jane Eleanor Broady 2012 Irrevocable Trust. The Jane Eleanor Broady 2012 Irrevocable Trust pledged 1,980,000 shares to secure a line of credit.

(9)
The information regarding the beneficial ownership of Renaissance Technologies LLC (“RTC”) is based on the Schedule 13G filed jointly with Renaissance Technologies Holdings Corporation (“RTHC”) with the SEC on February 13, 2019. According to this Schedule 13G, RTHC owns a majority of RTC and therefore each of RTC and RTHC is deemed to have sole voting and dispositive power over all 894,010 common shares. The address for each of RTC and RTHC is 800 Third Avenue, New York, New York 10022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In February 2013, the Company entered into a Royalty Agreement and License for the manufacture and sale of a product called ReStor™ with Broady Health Sciences, L.L.C. (“BHS”), a company owned by George K. Broady (a director of the Company). Under this agreement, the Company agreed to pay BHS a royalty of 2.5% of sales revenue in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. The Company recognized royalties of $327,000 and $306,000 during 2018 and 2017, respectively (the Company also recognized royalties of zero and $1,400 in 2018 and 2017, respectively, under a separate, similar agreement with BHS). The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

Affirmative Determinations of Director Independence

The Board of Directors has adopted the requirements in Nasdaq Marketplace Rule 5605(a)(2) as its standard in determining the “independence” of members of its Board of Directors. The Board of Directors has determined that each of the following individuals qualifies as an “independent director” under this standard:

Yiu T. Chan
Kin Y. Chung
Randall A. Mason

Subject to applicable exemptions, the Company applies the foregoing Nasdaq standard for determining the “independence” of each member of its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board of Directors has determined that all of the members of each such Committee qualifies as “independent.” Further, the Board of Directors has separately determined that each member of the Audit Committee meets the criteria for independence set forth in Rule 10A-3(b)(1) promulgated under the Exchange Act, as required for service on the Audit Committee.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Professional Fees

During the fiscal years ended December 31, 2018 and 2017, approximate fees billed or accrued to the Company for services provided by Marcum LLP were as follows:

Audit Fees. Fees for the audit of our annual financial statements, including the integrated audit of internal control over financial reporting, and the reviews of our quarterly financial statements totaled $688,000 and $713,000, for 2018 and 2017, respectively. The 2017 amount is comprised of fees totaling $490,000 and $223,000 for services performed during 2018 and 2017, respectively, including a subsidiary audit performed during 2018 required for international regulatory purposes.

Audit-Related Fees. Fees specifically billed for the remediation of the material weakness identified as of December 31, 2017 totaled $66,000 during 2018. No audit-related services were rendered during 2017.

Tax Fees. No tax services were rendered during 2018 or 2017.

All Other Fees. No services other than those related to audit fees, audit-related fees or tax fees stated above were rendered during 2018 or 2017.

Pre-approval Policies and Procedures for Audit and Non-Audit Services

The policy of the Company’s Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent registered public accounting firm during the fiscal year. Before engaging an independent registered public accountant firm to render audit or non-audit services, the engagement is approved by the Company’s Audit Committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)    The exhibits listed on the accompanying Exhibit Index are filed as a part of, and are incorporated by reference into, this report. The Company will furnish any of the exhibits referenced in the accompanying Exhibit Index to a requesting shareholder upon payment of a fee equal to the Company’s reasonable expenses in furnishing such exhibit(s).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: April 29, 2019	/s/ Chris T. Sharng
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

21.1	Subsidiaries of Natural Health Trends Corp. (previously filed as Exhibit 21.1 with the Form 10-K on April 26, 2019).
24.1	Power of Attorney (previously filed as Exhibit 24.1 with the Form 10-K on April 26, 2019).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 with the Form 10-K on April 26, 2019).

101	Interactive Data Files (previously filed as Exhibit 101 with the Form 10-K on April 26, 2019).

+ Management contract or compensatory plan