Form 10-Q
period 2019-03-31
NATURAL HEALTH TRENDS CORP
filed 2019-05-07
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NHTC	The NASDAQ Stock Market LLC

At May 6, 2019, the number of shares outstanding of the registrant’s common stock was 11,398,695 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2019

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

•	Our failure to maintain and expand our member relationships could adversely affect our business;

•	We are currently involved in, and may in the future face, lawsuits, claims, and governmental proceedings and inquiries that could harm our business;

•	Although virtually all of our members are independent contractors, improper member actions that violate laws or regulations could harm our business;

•
Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;

•	The high level of competition in our industry could adversely affect our business;

•	Challenges by third parties to the legality of our business operations could harm our business;

•	An increase in the amount of compensation paid to members would reduce profitability;

•	Currency exchange rate fluctuations could lower our revenue and net income;

•	Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income;

•	Transfer pricing regulations affect our business and results of operations;

•	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;

•	Failure of new products to gain member and market acceptance could harm our business;

•	New regulations governing the marketing and sale of nutritional supplements could harm our business;

•	Regulations governing the production and marketing of our personal care products could harm our business;

•	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;

•	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;

•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;

•	We are subject to risks relating to product concentration and lack of revenue diversification;

•	We rely on a limited number of independent third parties to manufacture and supply our products;

•	Growth may be impeded by the political and economic risks of entering and operating in foreign markets;

•	We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

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

•	Terrorist attacks, acts of war, epidemics or natural disasters may seriously harm our business;

•	We may experience negative cash flows, which may require that we seek debt or equity financing and could have a significant adverse effect on our business and threaten our solvency;

•	Disappointing quarterly revenue or operating results could cause the price of our common stock to fall;

•	Our common stock is particularly subject to volatility because of the industry in which we operate;

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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,699	$132,653
Inventories	12,310	12,165
Other current assets	6,551	5,369
Total current assets	137,560	150,187
Property and equipment, net	888	934
Operating lease right-of-use assets	4,032	—
Goodwill	1,764	1,764
Restricted cash	3,068	2,998
Deferred tax asset	1,207	1,207
Other assets	829	831
Total assets	$149,348	$157,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,456	$1,631
Accrued commissions	8,909	12,502
Other accrued expenses	4,823	6,121
Deferred revenue	3,754	6,795
Amounts held in eWallets	14,435	14,611
Operating lease liabilities	1,762	—
Other current liabilities	1,191	1,424
Total current liabilities	36,330	43,084
Income taxes payable	16,982	16,982
Deferred tax liability	186	186
Long-term incentive	7,650	7,808
Operating lease liabilities	2,345	—
Total liabilities	63,493	68,060
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at March 31, 2019 and December 31, 2018	13	13
Additional paid-in capital	86,249	86,415
Retained earnings	39,772	44,431
Accumulated other comprehensive loss	(974)	(1,250)
Treasury stock, at cost; 1,580,719 and 1,603,322 shares at March 31, 2019 and December 31, 2018, respectively	(39,205)	(39,748)
Total stockholders’ equity	85,855	89,861
Total liabilities and stockholders’ equity	$149,348	$157,921

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$19,328	$52,367
Cost of sales	5,224	10,221
Gross profit	14,104	42,146
Operating expenses:
Commissions expense	9,498	22,980
Selling, general and administrative expenses	7,315	9,122
Total operating expenses	16,813	32,102
Income (loss) from operations	(2,709)	10,044
Other income, net	432	163
Income (loss) before income taxes	(2,277)	10,207
Income tax provision (benefit)	(354)	1,383
Net income (loss)	$(1,923)	$8,824
Net income (loss) per common share:
Basic	$(0.17)	$0.78
Diluted	$(0.17)	$0.78
Weighted-average number of common shares outstanding:
Basic	11,333	11,286
Diluted	11,333	11,288

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(1,923)	$8,824
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	259	397
Unrealized gains (losses) on available-for-sale securities	17	(11)
Comprehensive income (loss)	$(1,647)	$9,210

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, Except Share Data)

Three months ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2018	—	$—	12,979,414	$13	$86,415	$44,431	$(1,250)	(1,603,322)	$(39,748)	$89,861
Net loss	—	—	—	—	—	(1,923)	—	—	—	(1,923)
Common stock issued	—	—	—	—	(166)	—	—	22,603	543	377
Dividends declared, $0.24/share	—	—	—	—	—	(2,736)	—	—	—	(2,736)
Foreign currency translation adjustments	—	—	—	—	—	—	259	—	—	259
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	17	—	—	17
BALANCE, March 31, 2019	—	$—	12,979,414	$13	$86,249	$39,772	$(974)	(1,580,719)	$(39,205)	$85,855

Three months ended March 31, 2018

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2017	—	$—	12,979,414	$13	$86,683	$44,908	$(413)	(1,637,524)	$(40,570)	$90,621
Net income	—	—	—	—	—	8,824	—	—	—	8,824
Common stock issued	—	—	—	—	(268)	—	—	34,202	822	554
Dividends declared, $0.13/share	—	—	—	—	—	(1,479)	—	—	—	(1,479)
Foreign currency translation adjustments	—	—	—	—	—	—	397	—	—	397
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(11)	—	—	(11)
BALANCE, March 31, 2018	—	$—	12,979,414	$13	$86,415	$52,253	$(27)	(1,603,322)	$(39,748)	$98,906

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,923)	$8,824
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	93	131
Noncash lease expense	447	—
Changes in assets and liabilities:
Inventories	(192)	473
Other current assets	(1,159)	1,548
Other assets	(2)	(5)
Accounts payable	(174)	920
Accrued commissions	(3,575)	(1,119)
Other accrued expenses	(795)	1,483
Deferred revenue	(3,030)	(333)
Amounts held in eWallets	(142)	(466)
Operating lease liabilities	(499)	—
Other current liabilities	(241)	(3)
Long-term incentive	(158)	(308)
Net cash provided by (used in) operating activities	(11,350)	11,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46)	(17)
Net cash used in investing activities	(46)	(17)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,736)	(1,479)
Net cash used in financing activities	(2,736)	(1,479)
Effect of exchange rates on cash, cash equivalents and restricted cash	248	247
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,884)	9,896
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	135,651	138,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$121,767	$148,374
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$377	$554
Right-of-use assets obtained in exchange for operating lease liabilities	$4,462	$—

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2018 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on April 26, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts in the balance sheet have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. Effective January 1, 2019, the Company adopted the new standard using the effective date as its date of initial application. The new standard provided a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. Upon adoption, the Company recognized operating lease liabilities on its balance sheet for $4.5 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See Note 7 for additional information.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting is the requirement to disclose in interim periods on Form 10-Q the changes in stockholder’s equity as prescribed by Rule 3-04 of Regulation S-X.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 5% of sales.  Sales returns were 2% for each of the three months ended March 31, 2019 and 2018, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 5 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue for the three months ended March 31, 2019 is primarily due to $5.0 million of revenue recognized during the quarter that was included in deferred revenue as of December 31, 2018 offset by $2.0 million of cash payments received for unshipped product during the first quarter. See Note 4 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider.

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019		2018
Americas[1]	$1,515	7.8%	$1,536	2.9%
Hong Kong[2]	15,366	79.5	47,619	91.0
China	1,056	5.5	1,259	2.4
Taiwan	634	3.3	1,061	2.0
South Korea	106	0.5	119	0.2
Japan	44	0.2	65	0.1
Singapore	12	0.1	31	0.1
Malaysia	34	0.2	43	0.1
Russia and Kazakhstan	218	1.1	203	0.4
Europe	343	1.8	431	0.8
Total	$19,328	100.0%	$52,367	100.0%

1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Product sales	$18,523	$49,365
Freight and other	1,500	3,752
Less: sales returns	(695)	(750)
Total net sales	$19,328	$52,367

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three months ended March 31, 2019 and 2018. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. NET INCOME (LOSS) PER COMMON SHARE

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

The following tables illustrate the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2019			2018
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(1,923)	11,333	$(0.17)	$8,824	11,286	$0.78
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	2
Diluted net income per common share:
Net income (loss) available to common stockholders plus assumed conversions	$(1,923)	11,333	$(0.17)	$8,824	11,288	$0.78

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 196 shares were not included for the three months ended March 31, 2019.

4. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	March 31, 2019	December 31, 2018
Cash, cash equivalents and restricted cash:
Cash	$32,722	$47,323
Cash equivalents	85,977	85,330
	118,699	132,653
Restricted cash	3,068	2,998
	$121,767	$135,651
Inventories:
Finished goods	$11,608	$11,171
Raw materials	1,221	1,145
Reserve for obsolescence	(519)	(151)
	$12,310	$12,165
Other accrued expenses:
Sales returns	$508	$801
Employee-related expense	2,770	4,051
Warehousing, inventory-related and other	1,545	1,269
	$4,823	$6,121
Deferred revenue:
Unshipped product	$1,581	$4,574
Auto ship advances	1,928	1,876
Other	245	345
	$3,754	$6,795

5. FAIR VALUE MEASUREMENTS

As of March 31, 2019, cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes and bonds and corporate debt, commercial paper, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at March 31, 2019 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	March 31, 2019			December 31, 2018
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Municipal bonds and notes	$4,188	$—	$4,188	$12,149	$(7)	$12,142
Corporate debt securities	48,535	(16)	48,519	51,862	(26)	51,836
Financial institution instruments	33,270	—	33,270	21,352	—	21,352
Total available-for-sale investments	$85,993	$(16)	$85,977	$85,363	$(33)	$85,330

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
Level 3: Unobservable inputs that are not corroborated by market data.

The tables below present the Company’s hierarchy for assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Amounts included in cash and cash equivalents	$85,977	$—	$—	$85,977
Total assets measured at fair value on a recurring basis	$85,977	$—	$—	$85,977

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Amounts included in cash and cash equivalents	$85,330	$—	$—	$85,330
Total assets measured at fair value on a recurring basis	$85,330	$—	$—	$85,330

6. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the three months ended March 31, 2019 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
January 27, 2019 (special)	0.08	$912	March 5, 2019	March 15, 2019
January 27, 2019	0.16	$1,824	March 5, 2019	March 15, 2019
	$0.24	$2,736

Declaration and payment of any future dividends on shares of common stock will be at the discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the

Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of March 31, 2019, $32.0 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At March 31, 2019, 2,337,068 shares remained available for issuance under the 2016 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2018	45,486	$21.61
Granted	22,603	16.67
Vested	(13,553)	24.96
Nonvested at March 31, 2019	54,536	18.73

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first three months of 2019 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains/(Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2018	$(1,217)	$(33)	$(1,250)
Other comprehensive income	259	17	276
Balance, March 31, 2019	$(958)	$(16)	$(974)

7. LEASES

The Company leases 9,600 square feet of office space in Hong Kong with a term expiring in February 2021.

The Company leases 4,900 square feet of office space in Rolling Hills Estates, California with a term expiring in September 2025. To help further develop the market for its products in North America, the Company leases 2,400, 1,600 and 2,000 square feet of retail space in Monterey Park, California, Richmond, British Columbia, and Metuchen, New Jersey, respectively. The Monterey Park, Richmond and Metuchen locations have terms expiring in August 2020, February 2021, and November 2022, respectively.

The Company leases 9,000 square feet of office and retail space in Peru with a term expiring in July 2019. The Company leases nine branch offices throughout China, and additional office space in Japan, Taiwan, South Korea, Singapore, Malaysia,

Vietnam, Indonesia, Thailand, and the Cayman Islands. The Company also leases a multi-purpose facility and factory in Zhongshan, China and 11 service stations throughout the city of Guangzhou, China that serve or will in the future serve the needs of its Chinese consumers. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third party logistics contracts contain a lease as the Company does not have the right to access the warehouses or move its inventories at will.

The components of lease cost for the three months ended March 31, 2019 were as follows (in thousands):

Operating leases	$509
Short-term leases	66
Total lease cost	$575

Cash paid for amounts included in the measurement of operating leases liabilities was $511,000 for the three months ended March 31, 2019.

The weighted-average remaining lease term and discount rate related to operating leases as of March 31, 2019 were as follows:

Weighted-average remaining lease term (in years)	3.4
Weighted-average discount rate	5.5%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of March 31, 2019 were as follows (in thousands):

Remainder of 2019	$1,435
2020	1,566
2021	530
2022	403
2023	247
Thereafter	400
Total lease payments	$4,581
Less: imputed interest	(474)
Present value of lease liabilities	$4,107

For all asset classes, the Company elected not to recognize assets or liabilities at the acquisition date for leases that, at the acquisition date, have a remaining lease term of 12 months or less. Additionally, for all asset classes, the Company choose not to separate nonlease components from lease components and instead account for the combined lease and nonlease components associated with that lease component as a single lease component.

8. INCOME TAXES

The effective income tax rate for the three months ended March 31, 2019 was impacted by recording the effect of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended, which has affected the Company’s quarter ended March 31, 2019, including, but not limited to, requiring an annual tax on the earnings and profits of any greater than 10% owned foreign controlled corporation.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with the expiration of the SAB 118 measurement period, we completed the assessment of the income tax effect of the Tax Act for the year ended December 31, 2017 in the fourth quarter of tax year 2018. All adjustments recorded to the provisional amounts have been included as an adjustment to income tax expense.

As a result of the Tax Act, the Company recorded additional income tax expense due to the Global Intangible Low Taxed Income inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations (“GILTI”). To determine the amount of GILTI inclusion, the Company must determine, in addition to other factors, the current earnings of foreign controlled corporations, as well as the amount of foreign taxes paid by the foreign entities. The law provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, subject to certain limitations, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. The Company is projecting to record income tax expense for GILTI of $140,000, net of $473,000 foreign tax credits for the year ending December 31, 2019. Such projected expense has been included in the effective tax rate applied to the quarter.

As of March 31, 2019, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets.

As of March 31, 2019, the Company has a valuation allowance against certain foreign deferred tax assets. The Company is recording a valuation allowance in foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of March 31, 2019, the Company has no U.S. federal net operating loss or credit carryforwards as any attributes generated are expected to be fully utilized to offset tax in the current year. At December 31, 2018, the Company had foreign net operating loss carryforwards of approximately $1.2 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate. As of March 31, 2019, the Company has recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2019.

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

9. COMMITMENTS AND CONTINGENCIES

Securities Class Action

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163. The complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between April 27, 2016 and January 5, 2019, inclusive, under (i) Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng and Timothy S. Davidson (together, the “Individual Defendants”), and (ii) Section 20(a) of the Exchange Act against the Individual Defendants. The complaint alleges, in part, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business. The complaint seeks an indeterminate amount of damages, plus interest and costs. On May 3, 2019, the court issued an order appointing Xia Yang as lead plaintiff and appointing The Rosen Law Firm, P. A. as lead counsel. The plaintiff has until June 3, 2019 to file an amended complaint. Defendants believe that these claims are without merit and intend to vigorously defend against them.

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

10. RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. Such royalties were $27,000 and $83,000 for the three months ended March 31, 2019 and 2018, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

The Company procured in China and arranged for shipment to The Aberdeen Group, LLC (“Aberdeen”) one order of apparel products in the amount of $7,100 during the three months ended March 31, 2019.  Aberdeen is owned 40% by Sharng Holdings, which is wholly-owned by the Company’s president, Chris T. Sharng, and his wife, 40% by Mr. Broady, and 20% by an unrelated third party.  Aberdeen promptly paid the Company for the product and shipping cost incurred. Given the Company’s provision of such product sourcing service to Aberdeen, Aberdeen also paid the Company a market-based fee consistent with the provision of such service of $420. The Company analyzed the nature of the transaction with Aberdeen to determine whether it could be construed a violation under the guidelines of Section 402 of the Sarbanes-Oxley Act of 2002. The Company, through advice from its legal counsel, concluded that there is not a reasonable possibility that the transaction with Aberdeen would be deemed a violation of Section 402. This relationship between the Company and Aberdeen ceased following the completion of this transaction.

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

As of March 31, 2019, we were conducting business through 87,340 active members, compared to 97,840 three months ago and 95,040 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 92% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 80% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. We have identified certain matters of potential noncompliance and are working on a continuing basis to satisfactorily address such matters. For further information regarding some of the risks associated with the conduct of our business in China, see generally in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

To date, the recently enacted tariffs and the trade disputes between the United States and China have not materially impacted our business, although they may have negatively impacted the value of the Chinese yuan, which has in turn negatively affected our Hong Kong revenues because the prices at which our Chinese members can purchase our products have effectively increased. In the event the trade disputes between the United States and China continue or intensify, our business could be negatively impacted in the future. For more information, see “Item 1A. Risk Factors - Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2018.

On January 8, 2019, the Chinese government announced a comprehensive 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign is specifically focused on the business practices of direct selling companies. During the campaign, we understand that the government will not issue any additional direct selling licenses, will cease issuing certifications of quality or other approvals of various healthcare products, and will review its regulatory oversight of the industry. We believe that the campaign will negatively impact our business in China in the short-term, but will benefit us and Chinese consumers in the long-term as purveyors of substandard products are driven from the market. The short-term impact of the campaign has had a significant impact on our business, as we, like some of our peers, voluntarily decided in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China. We did this because we have learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies, and did not want to run the risk of being inadvertently entangled in government enforcement actions. Although we understand the 100-day campaign would have expired on or about April 18, 2019, we are not aware of any information indicating that the campaign has been concluded. In any case, these recent events and our currently effective suspension of member activities are negatively impacting our business in Hong Kong and China, and we expect that Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first half of 2019, and possibly beyond, will be substantially lower than comparable periods in 2018. This anticipated decline in revenue will likely be greater than our ability to correspondingly reduce expenses, which could result in negative cash flows and a decreasing cash balance. See “Item 1A.
Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first three months of 2019 and 2018, represented 49% and 44%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	27.0	19.5
Gross profit	73.0	80.5
Operating expenses:
Commissions expense	49.1	43.9
Selling, general and administrative expenses	37.9	17.4
Total operating expenses	87.0	61.3
Income (loss) from operations	(14.0)	19.2
Other income, net	2.2	0.3
Income (loss) before income taxes	(11.8)	19.5
Income tax provision (benefit)	(1.8)	2.6
Net income (loss)	(10.0)%	16.9%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019		2018
Americas[1]	$1,515	7.8%	$1,536	2.9%
Hong Kong[2]	15,366	79.5	47,619	91.0
China	1,056	5.5	1,259	2.4
Taiwan	634	3.3	1,061	2.0
South Korea	106	0.5	119	0.2
Japan	44	0.2	65	0.1
Singapore	12	0.1	31	0.1
Malaysia	34	0.2	43	0.1
Russia and Kazakhstan	218	1.1	203	0.4
Europe	343	1.8	431	0.8
Total	$19,328	100.0%	$52,367	100.0%
1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $19.3 million for the three months ended March 31, 2019 compared with $52.4 million for the comparable period a year ago, a decrease of $33.1 million, or 63%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $32.3 million, or 68%, over the comparable period a year ago. Our revenue in the first quarter decreased year-over-year as a result of the comprehensive 100-day campaign in China mentioned above as we voluntarily decided in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China.

Outside of our Hong Kong business, net sales decreased $786,000, or 17%, over the comparable three month period a year ago, driven largely by a 40% and a 16% decrease in our Taiwan and China e-commerce business, respectively, which were also indirectly impacted by the 100-day campaign and our temporary suspension of activities.

As of March 31, 2019, deferred revenue was $3.8 million, which primarily consisted of $1.6 million pertaining to unshipped product orders and $1.9 million pertaining to auto ship advances.

Gross Profit

Gross profit was 73.0% of net sales for the three months ended March 31, 2019 compared with 80.5% of net sales for the three months ended March 31, 2018. The gross profit margin percentage decrease was primarily attributable to product promotions and higher logistics costs.

Commissions

Commissions were 49.1% of net sales for the three months ended March 31, 2019, compared with 43.9% of net sales for the three month period ended March 31, 2018. The increase as a percentage of net sales for the three month periods ended March 31, 2019 was largely due to a one-month incentive in March, which resulted in incentive costs of 5.9% of revenue for the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.3 million for the three months ended March 31, 2019 compared with $9.1 million in the same period a year ago. Selling, general and administrative expenses decreased by 20% during the 2019 three-month period as compared to the 2018 period mainly due to a decrease in both employee-related costs and credit card fees, partially offset by distributor and other event costs.

Income Taxes

An income tax benefit of $354,000 and income tax provision $1.4 million was recognized during the three month periods ended March 31, 2019 and 2018, respectively. The decrease is due primarily to a smaller forecasted operating profit in the foreign jurisdictions during 2019. As a result, the Global Intangible Low-Tax Income (“GILTI”) inclusion, which subjects U.S. taxpayers owning at least 10% of a foreign controlled corporation to current taxation on the earnings and profits of the foreign corporation, decreased in the three month period ended March 31, 2019, as compared to the same period in 2018.

Liquidity and Capital Resources

At March 31, 2019, our cash and cash equivalents totaled $118.7 million. Total cash and cash equivalents decreased by $14.0 million from December 31, 2018 to March 31, 2019, primarily due to the net loss incurred, the payment of prior year accrued commissions, and dividends declared during the quarter. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2019, we had $86.0 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $10.1 million held in banks located within China subject to foreign currency controls.

As of March 31, 2019, the ratio of current assets to current liabilities was 3.79 to 1.00 and we had $101.2 million of working capital. Working capital as of March 31, 2019 decreased $5.9 million compared to our working capital as of December 31, 2018, due primarily to the decrease in cash and cash equivalents during the three months ended March 31, 2019 as stated above, as well as the $1.8 million of operating lease liabilities recognized on the balance sheet at March 31, 2019 due to the adoption of the new lease accounting standard effective January 1, 2019.

Cash used in operations was $11.3 million for the first three months of 2019 compared with $11.1 million cash provided by operations in the comparable period of 2018. The decrease in operating cash flows resulted primarily from net loss incurred and the decrease in accrued commissions.

Cash flows used in investing activities totaled $46,000 and $17,000 during the first three months of 2019 and 2018, respectively.

Cash flows used in financing activities during the first three months of 2019 consisted solely of the following dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
January 27, 2019 (special)	0.08	$912	March 5, 2019	March 15, 2019
January 27, 2019	0.16	$1,824	March 5, 2019	March 15, 2019
	$0.24	$2,736

Cash flows used in financing activities during the first three months of 2018 consisted solely of dividend payments totaling $1.5 million.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on April 26, 2019. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

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

Revenue Recognition. All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.6 million and $4.6 million at March 31, 2019 and December 31, 2018, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.9 million at both March 31, 2019 and December 31, 2018, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $8.9 million and $12.5 million at March 31, 2019 and December 31, 2018, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of March 31, 2019, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of March 31, 2019, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods for state tax purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2019.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Remediation Efforts to Address Material Weakness

Management, with oversight from the Audit Committee, intends to remediate the material weakness identified as of December 31, 2018 related to the Company’s review of shipment documentation provided by its 3PLs by obtaining and documenting a sufficient sample of product orders during each quarterly period and ensuring that the underlying shipment documentation agrees with the shipment date as provided by the 3PLs.  This remediation plan commenced during the first quarter of 2019.  The Company expects that the remediation of this material weakness will be fully complete during the second quarter of 2019.

The Company will develop additional controls and procedures for continued improvement in its control environment as deemed necessary.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Securities Class Action

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163.  The complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between April 27, 2016 and January 5, 2019, inclusive, under (i) Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng and Timothy S. Davidson (together, the “Individual Defendants”), and (ii) Section 20(a) of the Exchange Act against the Individual Defendants. The complaint alleges, in part, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business.  The complaint seeks an indeterminate amount of damages, plus interest and costs. On May 3, 2019, the court issued an order appointing Xia Yang as lead plaintiff and appointing The Rosen Law Firm, P. A. as lead counsel. The plaintiff has until June 3, 2019 to file an amended complaint. Defendants believe that these claims are without merit and intend to vigorously defend against them.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018.

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

NATURAL HEALTH TRENDS CORP.

Date: May 7, 2019	/s/ Timothy S. Davidson
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