Form 10-K/A
period 2018-12-31
NATURAL HEALTH TRENDS CORP
filed 2019-06-18
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Natural Health Trends Corp. is filing this Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 26, 2019, as amended by Amendment No. 1 on Form 10-K/A filed on April 29, 2019 (the “Form 10-K”). The sole purpose of this Amendment No. 2 is to correct the number of shares of the Company’s common stock pledged to secure a line of credit as set forth in footnotes 5 and 8 to the table of “Security Ownership of Management and Certain Beneficial Owners” under Item 12 of the Form 10-K. The information disclosed in Item 12, as amended pursuant to this Amendment No. 2, is otherwise set forth as of April 22, 2019 and as it appeared in the Form 10-K, although it should be noted that some of the information set forth therein has since changed. Part IV, Item 15(a)(3) of the Form 10-K, is hereby amended and restated in its entirety, with the only change being the filing of new currently dated certifications as found in Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

This Amendment No. 2 is limited in scope to the information identified above and should be read in conjunction with the Form 10-K. This Amendment No. 2 does not reflect events occurring after the filing of the Form 10-K and, other than correcting the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

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

(5)
All shares of stock are held by the George K. Broady 2012 Irrevocable Trust, of which Mr. Broady is the trustee and a beneficiary. The George K. Broady 2012 Irrevocable Trust pledged 570,390 shares to secure a line of credit.

(6)	Includes (i) 23,899 shares owned by Marden Rehabilitation Associates, Inc., an entity controlled by Mr. Mason.

(7)	Includes 11,752 shares of restricted stock subject to vesting.

(8)
Jane Eleanor Broady, the spouse of George K. Broady, is a beneficiary of The Jane Eleanor Broady 2012 Irrevocable Trust. The Jane Eleanor Broady 2012 Irrevocable Trust pledged 2,129,610 shares to secure a line of credit.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: June 18, 2019	/s/ Chris T. Sharng
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