Form 10-Q
period 2019-06-30
NATURAL HEALTH TRENDS CORP
filed 2019-08-07
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

At August 2, 2019, the number of shares outstanding of the registrant’s common stock was 10,785,966 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
June 30, 2019

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

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,106	$132,653
Inventories	10,343	12,165
Other current assets	6,127	5,369
Total current assets	124,576	150,187
Property and equipment, net	887	934
Operating lease right-of-use assets	3,796	—
Goodwill	1,764	1,764
Restricted cash	3,000	2,998
Deferred tax asset	1,210	1,207
Other assets	858	831
Total assets	$136,091	$157,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$675	$1,631
Accrued commissions	7,051	12,502
Other accrued expenses	3,676	6,121
Deferred revenue	3,390	6,795
Amounts held in eWallets	13,879	14,611
Operating lease liabilities	1,741	—
Other current liabilities	1,116	1,424
Total current liabilities	31,528	43,084
Income taxes payable	15,365	16,982
Deferred tax liability	187	186
Long-term incentive	7,531	7,808
Operating lease liabilities	2,128	—
Total liabilities	56,739	68,060
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at June 30, 2019 and December 31, 2018	13	13
Additional paid-in capital	86,249	86,415
Retained earnings	40,169	44,431
Accumulated other comprehensive loss	(1,192)	(1,250)
Treasury stock, at cost; 2,193,448 and 1,603,322 shares at June 30, 2019 and December 31, 2018, respectively	(45,887)	(39,748)
Total stockholders’ equity	79,352	89,861
Total liabilities and stockholders’ equity	$136,091	$157,921

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$23,428	$50,910	$42,756	$103,277
Cost of sales	5,407	10,399	10,631	20,620
Gross profit	18,021	40,511	32,125	82,657
Operating expenses:
Commissions expense	11,398	22,310	20,896	45,290
Selling, general and administrative expenses	6,627	8,093	13,942	17,215
Total operating expenses	18,025	30,403	34,838	62,505
Income (loss) from operations	(4)	10,108	(2,713)	20,152
Other income, net	373	53	805	216
Income (loss) before income taxes	369	10,161	(1,908)	20,368
Income tax provision (benefit)	(28)	1,138	(382)	2,521
Net income (loss)	$397	$9,023	$(1,526)	$17,847
Net income (loss) per common share:
Basic	$0.04	$0.80	$(0.14)	$1.58
Diluted	$0.04	$0.80	$(0.14)	$1.58
Weighted-average number of common shares outstanding:
Basic	11,082	11,298	11,207	11,292
Diluted	11,082	11,305	11,207	11,297

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$397	$9,023	$(1,526)	$17,847
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(212)	(762)	47	(365)
Unrealized gains (losses) on available-for-sale securities	(6)	15	11	4
Comprehensive income (loss)	$179	$8,276	$(1,468)	$17,486

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, Except Share Data)

Six months ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2018	—	$—	12,979,414	$13	$86,415	$44,431	$(1,250)	(1,603,322)	$(39,748)	$89,861
Net loss	—	—	—	—	—	(1,923)	—	—	—	(1,923)
Common stock issued	—	—	—	—	(166)	—	—	22,603	543	377
Dividends declared, $0.24/share	—	—	—	—	—	(2,736)	—	—	—	(2,736)
Foreign currency translation adjustments	—	—	—	—	—	—	259	—	—	259
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	17	—	—	17
BALANCE, March 31, 2019	—	—	12,979,414	13	86,249	39,772	(974)	(1,580,719)	(39,205)	85,855
Net income	—	—	—	—	—	397	—	—	—	397
Repurchase of common stock	—	—	—	—	—	—	—	(612,729)	(6,682)	(6,682)
Foreign currency translation adjustments	—	—	—	—	—	—	(212)	—	—	(212)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(6)	—	—	(6)
BALANCE, June 30, 2019	—	$—	12,979,414	$13	$86,249	$40,169	$(1,192)	(2,193,448)	$(45,887)	$79,352

Six months ended June 30, 2018

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2017	—	$—	12,979,414	$13	$86,683	$44,908	$(413)	(1,637,524)	$(40,570)	$90,621
Net income	—	—	—	—	—	8,824	—	—	—	8,824
Common stock issued	—	—	—	—	(268)	—	—	34,202	822	554
Dividends declared, $0.13/share	—	—	—	—	—	(1,479)	—	—	—	(1,479)
Foreign currency translation adjustments	—	—	—	—	—	—	397	—	—	397
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(11)	—	—	(11)
BALANCE, March 31, 2018	—	—	12,979,414	13	86,415	52,253	(27)	(1,603,322)	(39,748)	98,906
Net income	—	—	—	—	—	9,023	—	—	—	9,023
Dividends declared, $1.90/share	—	—	—	—	—	(21,614)	—	—	—	(21,614)
Foreign currency translation adjustments	—	—	—	—	—	—	(762)	—	—	(762)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	15	—	—	15
BALANCE, June 30, 2018	—	$—	12,979,414	$13	$86,415	$39,662	$(774)	(1,603,322)	$(39,748)	$85,568

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,526)	$17,847
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	189	235
Noncash lease expense	914	—
Deferred income taxes	(3)	—
Changes in assets and liabilities:
Inventories	1,881	(2,057)
Other current assets	(752)	1,955
Other assets	(35)	(73)
Accounts payable	(956)	1,246
Accrued commissions	(5,475)	(707)
Other accrued expenses	(1,946)	1,119
Deferred revenue	(3,409)	(592)
Amounts held in eWallets	(765)	(192)
Operating lease liabilities	(964)	—
Income taxes payable	(1,617)	(1,657)
Other current liabilities	(318)	(72)
Long-term incentive	(277)	(562)
Net cash provided by (used in) operating activities	(15,059)	16,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(141)	(113)
Net cash used in investing activities	(141)	(113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(6,682)	—
Dividends paid	(2,736)	(23,093)
Net cash used in financing activities	(9,418)	(23,093)
Effect of exchange rates on cash, cash equivalents and restricted cash	73	(381)
Net decrease in cash, cash equivalents and restricted cash	(24,545)	(7,097)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	135,651	138,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$111,106	$131,381
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$377	$554
Right-of-use assets obtained in exchange for operating lease liabilities	$4,697	$—

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 5% of sales.  Sales returns were 3% and 2% of sales for the six months ended June 30, 2019 and 2018, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 5 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue for the three months ended June 30, 2019 is primarily due to $1.5 million of revenue recognized during the quarter that was included in deferred revenue as of March 31, 2019 offset by $1.2 million of cash payments received for unshipped product during the second quarter. See Note 4 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider.

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Americas[1]	$1,393	5.9%	$1,855	3.6%	$2,908	6.8%	$3,391	3.3%
Hong Kong[2]	19,524	83.3	44,615	87.7	34,890	81.6	92,234	89.3
China	557	2.4	2,553	5.0	1,613	3.8	3,812	3.7
Taiwan	1,057	4.5	937	1.8	1,691	3.9	1,998	1.9
South Korea	84	0.4	140	0.3	190	0.4	259	0.3
Japan	50	0.2	44	0.1	94	0.2	109	0.1
Singapore	18	0.1	51	0.1	30	0.1	82	0.1
Malaysia	85	0.4	57	0.1	119	0.3	100	0.1
Russia and Kazakhstan	200	0.8	239	0.5	418	1.0	442	0.4
Europe	331	1.4	419	0.8	674	1.6	850	0.8
India	129	0.6	—	—	129	0.3	—	—
Total	$23,428	100.0%	$50,910	100.0%	$42,756	100.0%	$103,277	100.0%

1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product sales	$22,100	$48,458	$40,623	$97,823
Freight and other	1,745	3,434	3,245	7,186
Less: sales returns	(417)	(982)	(1,112)	(1,732)
Total net sales	$23,428	$50,910	$42,756	$103,277

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and six months ended June 30, 2019 and 2018. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. NET INCOME (LOSS) PER COMMON SHARE

Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following tables illustrate the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2019			2018
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$397	11,082	$0.04	$9,023	11,298	$0.80
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	7
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$397	11,082	$0.04	$9,023	11,305	$0.80

	Six Months Ended June 30,
	2019			2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(1,526)	11,207	$(0.14)	$17,847	11,292	$1.58
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	5
Diluted net income per common share:
Net income (loss) available to common stockholders plus assumed conversions	$(1,526)	11,207	$(0.14)	$17,847	11,297	$1.58

4. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	June 30, 2019	December 31, 2018
Cash, cash equivalents and restricted cash:
Cash	$21,851	$47,323
Cash equivalents	86,255	85,330
	108,106	132,653
Restricted cash	3,000	2,998
	$111,106	$135,651
Inventories:
Finished goods	$9,407	$11,171
Raw materials	1,367	1,145
Reserve for obsolescence	(431)	(151)
	$10,343	$12,165
Other accrued expenses:
Sales returns	$387	$801
Employee-related expense	2,384	4,051
Warehousing, inventory-related and other	905	1,269
	$3,676	$6,121
Deferred revenue:
Unshipped product	$1,215	$4,574
Auto ship advances	1,983	1,876
Other	192	345
	$3,390	$6,795

5. FAIR VALUE MEASUREMENTS

As of June 30, 2019, cash and cash equivalents include the Company’s investments in debt securities, comprising municipal notes and bonds and corporate debt, commercial paper, money market funds and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2019 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices.

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

Available-for-sale investments included in cash equivalents at the end of each period were as follows (in thousands):

	June 30, 2019			December 31, 2018
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Municipal bonds and notes	$1,836	$—	$1,836	$12,149	$(7)	$12,142
Corporate debt securities	45,294	(22)	45,272	51,862	(26)	51,836
Financial institution instruments	39,147	—	39,147	21,352	—	21,352
Total available-for-sale investments	$86,277	$(22)	$86,255	$85,363	$(33)	$85,330

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
Level 3: Unobservable inputs that are not corroborated by market data.

The tables below present the Company’s hierarchy for assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Amounts included in cash and cash equivalents	$86,255	$—	$—	$86,255
Total assets measured at fair value on a recurring basis	$86,255	$—	$—	$86,255

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Amounts included in cash and cash equivalents	$85,330	$—	$—	$85,330
Total assets measured at fair value on a recurring basis	$85,330	$—	$—	$85,330

6. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the six months ended June 30, 2019 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
January 27, 2019 (special)	0.08	$912	March 5, 2019	March 15, 2019
January 27, 2019	0.16	$1,824	March 5, 2019	March 15, 2019
	$0.24	$2,736

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

On May 16, 2019, the Company’s Board of Directors authorized the Company to proceed with the purchase of up to $8.0 million in shares of common stock under the foregoing stock repurchase program. In connection therewith, the Company was advised that George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program on a basis roughly proportional to his family’s ownership interest. See Note 10.

During May 2019, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $4.7 million in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The open market repurchases were completed on May 31, 2019. The stock repurchases, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 612,729 shares of its common stock for an aggregate purchase price of $6.7 million, plus transaction costs.

As of June 30, 2019, $25.3 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At June 30, 2019, 2,337,068 shares remained available for issuance under the 2016 Plan.

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

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2018	45,486	$21.61
Granted	22,603	16.67
Vested	(22,917)	23.28
Nonvested at June 30, 2019	45,172	18.28

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first six months of 2019 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains/(Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2018	$(1,217)	$(33)	$(1,250)
Other comprehensive income	47	11	58
Balance, June 30, 2019	$(1,170)	$(22)	$(1,192)

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

The Company leases nine branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Singapore, Malaysia, Vietnam, Indonesia, Thailand, India, and the Cayman Islands. The Company also leases a multi-purpose facility and factory in Zhongshan, China and 11 service stations throughout the city of Guangzhou, China that serve or will in the future serve the needs of its Chinese consumers. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third party logistics contracts contain a lease as the Company does not have the right to access the warehouses or move its inventories at will.

The components of lease cost for the three months and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases	$523	$1,032
Short-term leases	62	128
Total lease cost	$585	$1,160

Cash paid for amounts included in the measurement of operating leases liabilities was $577,000 and $1.1 million for the three months and six months ended June 30, 2019, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of June 30, 2019 were as follows:

Weighted-average remaining lease term (in years)	3.3
Weighted-average discount rate	5.5%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of June 30, 2019 were as follows (in thousands):

Remainder of 2019	$964
2020	1,655
2021	619
2022	431
2023	246
Thereafter	400
Total lease payments	$4,315
Less: imputed interest	(446)
Present value of lease liabilities	$3,869

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

8. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2019 was impacted by recording the effect of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended, which has affected the Company’s quarter ended June 30, 2019, including, but not limited to, requiring an annual tax on the earnings and profits of any greater than 10% owned foreign controlled corporation.

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

As a result of the Tax Act, the Company recorded additional income tax expense due to the Global Intangible Low Taxed Income inclusion on current earnings and profits of greater than 10% owned foreign controlled corporations (“GILTI”). To determine the amount of GILTI inclusion, the Company must determine, in addition to other factors, the current earnings of foreign controlled corporations, as well as the amount of foreign taxes paid by the foreign entities. The law provides that corporate taxpayers may benefit from a 50% reduction in the GILTI inclusion, subject to certain limitations, which effectively reduces the 21% U.S. corporate tax rate on the foreign income to an effective rate of 10.5%. The GILTI inclusion further provides for a foreign tax credit in connection with the foreign taxes paid. The Company is projecting to record income tax expense for GILTI of $356,000, net of $222,000 foreign tax credits for the year ending December 31, 2019. Such projected expense has been included in the effective tax rate applied to the quarter.

As of June 30, 2019, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets.

As of June 30, 2019, the Company has a valuation allowance against certain foreign deferred tax assets. The Company is recording a valuation allowance in foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of June 30, 2019, the Company has no U.S. federal net operating loss or credit carryforwards as any attributes generated are expected to be fully utilized to offset tax in the current year. At December 31, 2018, the Company had foreign net operating loss carryforwards of approximately $1.2 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate. As of June 30, 2019, the Company has recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2019.

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

9. COMMITMENTS AND CONTINGENCIES

Securities Class Action

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163. The complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between April 27, 2016 and January 5, 2019, inclusive, under (i) Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng and Timothy S. Davidson (together, the “Individual Defendants”), and (ii) Section 20(a) of the Exchange Act against the Individual Defendants. The complaint alleges, in part, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business. The complaint seeks an indeterminate amount of damages, plus interest and costs. On May 3, 2019, the court issued an order appointing Xia Yang as lead plaintiff and appointing The Rosen Law Firm, P. A. as lead counsel. On June 3, 2019, lead plaintiff filed an amended complaint. On June 27, 2019, the parties filed a joint stipulation seeking to postpone briefing on defendants’ motion to dismiss to allow the parties to continue ongoing discussions. Such joint stipulation was granted on July 1, 2019, and defendants’ motion to dismiss is now due on or before September 6, 2019. Defendants believe that these claims are without merit and intend to vigorously defend against them.

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

10. RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under the agreement, the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States. Such royalties were $29,000 and $93,000 for the three months ended June 30, 2019 and 2018, respectively, and $56,000 and $176,000 for the six months ended June 30, 2019 and 2018, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

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

On May 17, 2019, the Company entered into a Stock Repurchase Agreement with The George K. Broady 2012 Irrevocable Trust (“Broady Trust”). Mr. Broady is the trustee and a beneficiary of the Broady Trust. The Stock Repurchase Agreement, which the Company and the Broady Trust entered into in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, provided for the Company’s purchase of common stock from the Broady Trust in off-the-market, private transactions at a rate of 0.4105 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on May 16, 2019. The Company’s purchases from the Broady Trust concluded on May 31, 2019, were completed at a per share purchase price equal to the weighted average price per share paid by the Company’s broker in its open-market purchases, and resulted in an aggregate purchase price of $1.9 million. See Note 6.

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

As of June 30, 2019, we were conducting business through 78,280 active members, compared to 87,340 three months ago and 93,000 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 94% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 83% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. We have identified certain matters of potential noncompliance and are working on a continuing basis to satisfactorily address such matters. For further information regarding some of the risks associated with the conduct of our business in China, see generally in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

On January 8, 2019, the Chinese government announced a 100-day campaign focused on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign is specifically focused on the business practices of direct selling companies. During the campaign, we understand that the government will not issue any additional direct selling licenses, will cease issuing certifications of quality or other approvals of various healthcare products, will review its regulatory oversight of the industry, and will prohibit companies from conducting large distributor meetings. We believe that the campaign will continue to negatively impact our business in China in the short-term, but will benefit us and Chinese consumers in the long-term as purveyors of substandard products are driven from the market. Since it was implemented, the campaign and associated negative media coverage has had a significant impact on our business, as consumers have widely curtailed their purchases within the affected industries. We, like some of our peers, voluntarily decided in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China. We did this because we have learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies, and did not want to run the risk of being inadvertently entangled in government enforcement actions as the provincial and local governments formulate and implement their interpretive guidance and rule-making. Although we understand the 100-day campaign was to expire on or about April 18, 2019, we are not aware of any information indicating that the campaign has concluded. In any case, these recent events and our currently effective suspension of member activities are negatively impacting our business in Hong Kong and China. Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first half of 2019 were substantially lower than the comparable period in 2018, and it’s likely that we will experience continued lower net sales for the foreseeable future. While we were able to achieve modest net income during the three-month period ended June 30, 2019, the substantial decline in net sales during the first half of 2019 resulted in a net loss for the six-month period ended June 30, 2019, as well as negative cash flows and a decreasing cash balance. Inasmuch as we expect to continue experiencing lower net sales, we anticipate that our financial performance will continue to be negatively affected for the forseeable future. See “Item 1A. Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first six months of 2019 and 2018, represented 49% and 44%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.1	20.4	24.9	20.0
Gross profit	76.9	79.6	75.1	80.0
Operating expenses:
Commissions expense	48.7	43.8	48.9	43.8
Selling, general and administrative expenses	28.3	15.9	32.6	16.7
Total operating expenses	77.0	59.7	81.5	60.5
Income (loss) from operations	(0.1)	19.9	(6.4)	19.5
Other income, net	1.6	0.1	1.9	0.2
Income (loss) before income taxes	1.5	20.0	(4.5)	19.7
Income tax provision (benefit)	(0.1)	2.2	(0.9)	2.4
Net income (loss)	1.6%	17.8%	(3.6)%	17.3%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Americas[1]	$1,393	5.9%	$1,855	3.6%	$2,908	6.8%	$3,391	3.3%
Hong Kong[2]	19,524	83.3	44,615	87.7	34,890	81.6	92,234	89.3
China	557	2.4	2,553	5.0	1,613	3.8	3,812	3.7
Taiwan	1,057	4.5	937	1.8	1,691	3.9	1,998	1.9
South Korea	84	0.4	140	0.3	190	0.4	259	0.3
Japan	50	0.2	44	0.1	94	0.2	109	0.1
Singapore	18	0.1	51	0.1	30	0.1	82	0.1
Malaysia	85	0.4	57	0.1	119	0.3	100	0.1
Russia and Kazakhstan	200	0.8	239	0.5	418	1.0	442	0.4
Europe	331	1.4	419	0.8	674	1.6	850	0.8
India	129	0.6	—	—	129	0.3	—	—
Total	$23,428	100.0%	$50,910	100.0%	$42,756	100.0%	$103,277	100.0%
1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $23.4 million for the three months ended June 30, 2019 compared with $50.9 million for the comparable period a year ago, a decrease of $27.5 million, or 54%.  Hong Kong net sales, substantially all of which were shipped to members residing in China, decreased $25.1 million, or 56%, over the comparable period a year ago. Our revenue decrease resulted from the continued impact of the comprehensive 100-day campaign in China mentioned above, as we voluntarily decided in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events in China. While the 100-day period technically expired in mid-April, the operating environment in China remains restrictive and adversely impacted our performance during the second quarter as compared with the same period last year. Consequently, net sales were $42.8 million for the six months ended June 30, 2019 compared with $103.3 million for the comparable period a year ago, a decrease of $60.5 million, or 59%.  Hong Kong net sales decreased $57.3 million, or 62%, over the comparable period a year ago.

Outside of our Hong Kong business, net sales decreased $2.4 million, or 38%, over the comparable three month period a year ago, driven largely by a 78% decrease in our China e-commerce business, which was also indirectly impacted by the 100-day campaign and our temporary suspension of activities. Over the comparable six month period a year ago, net sales outside of our Hong Kong business decreased $3.2 million, or 29%, driven largely by a 58% decrease in our China e-commerce business.

As of June 30, 2019, deferred revenue was $3.4 million, which primarily consisted of $1.2 million pertaining to unshipped product orders and $2.0 million pertaining to auto ship advances.

Gross Profit

Gross profit was 76.9% of net sales for the three months ended June 30, 2019 compared with 79.6% of net sales for the three months ended June 30, 2018 and 73.0% of net sales for the three months ended March 31, 2019, and 75.1% of net sales for the six months ended June 30, 2019 compared with 80.0% of net sales for the six months ended June 30, 2018. The gross profit margin percentage decrease for both the three and six month periods ended June 30, 2019 was primarily attributable to product promotions, specifically an AquaPur Water Purifier promotion during the first quarter of 2019, and higher logistics costs.

Commissions

Commissions were 48.7% of net sales for the three months ended June 30, 2019, compared with 43.8% of net sales for the three month period ended June 30, 2018, and 48.9% of net sales for the six months ended June 30, 2019, compared with 43.8% for the comparable period a year ago. The increase as a percentage of net sales was largely due to a special incentive, which resulted in incentive costs of 5.5% and 5.7% of revenue for the three and six month periods ended June 30, 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.6 million for the three months ended June 30, 2019 compared with $8.1 million in the same period a year ago. For the six months ended June 30, 2019, selling, general and administrative expenses were $13.9 million compared with $17.2 million for the comparable period a year ago. The decreases in selling, general and administrative expenses during the 2019 three-month and six-month periods as compared to the 2018 periods are mainly due to a decrease in both employee-related costs and credit card fees, partially offset by distributor and other event costs and professional fees.

Income Taxes

An income tax benefit of $28,000 and an income tax provision of $1.1 million was recognized during the three month periods ended June 30, 2019 and 2018, respectively. An income tax benefit of $382,000 was recognized for the six months ended June 30, 2019 compared with an income tax provision of $2.5 million for the comparable period a year ago. The decrease for both periods is due primarily to a smaller forecasted operating profit in foreign jurisdictions during 2019. As a result, the Global Intangible Low-Tax Income (“GILTI”) inclusion, which subjects U.S. taxpayers owning at least 10% of a foreign controlled corporation to current taxation on the earnings and profits of the foreign corporation, decreased as compared to the same periods in 2018.

Liquidity and Capital Resources

At June 30, 2019, our cash and cash equivalents totaled $108.1 million. Total cash and cash equivalents decreased by $24.5 million from December 31, 2018 to June 30, 2019, primarily due to the net loss incurred, the payment of prior year accrued commissions, stock repurchases and dividends paid during the year. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2019, we had $86.3 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $9.8 million held in banks located within China subject to foreign currency controls.

As of June 30, 2019, the ratio of current assets to current liabilities was 3.95 to 1.00 and we had $93.0 million of working capital. Working capital as of June 30, 2019 decreased $14.1 million compared to our working capital as of December 31, 2018, due primarily to the decrease in cash and cash equivalents during the six months ended June 30, 2019 as stated above, as well as the $1.7 million of operating lease liabilities recognized on the balance sheet at June 30, 2019 due to the adoption of the new lease accounting standard effective January 1, 2019.

Cash used in operations was $15.1 million for the first six months of 2019 compared with $16.5 million cash provided by operations in the comparable period of 2018. The decrease in operating cash flows resulted primarily from the net loss incurred and the decrease in accrued commissions.

Cash flows used in investing activities totaled $141,000 and $113,000 during the first six months of 2019 and 2018, respectively.

Cash flows used in financing activities during the first six months of 2019 totaled $9.4 million. On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.

On May 16, 2019, the Company’s Board of Directors authorized the Company to proceed with the purchase of up to $8.0 million in shares of common stock under the foregoing stock repurchase program. In connection therewith, the Company was advised that George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program on a basis roughly proportional to his family’s ownership interest. During May 2019, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market. The stock repurchases, which included both open market purchases and the purchase of shares from Mr. Broady, resulted in the Company purchasing a total of 612,729 shares of its common stock for an aggregate purchase price of $6.7 million, plus transaction costs. As of June 30, 2019, $25.3 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax. Other financing cash flows during the first six months of 2019 included the following dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
January 27, 2019 (special)	0.08	$912	March 5, 2019	March 15, 2019
January 27, 2019	0.16	$1,824	March 5, 2019	March 15, 2019
	$0.24	$2,736

Cash flows used in financing activities during the first six months of 2018 consisted solely of dividend payments totaling $23.1 million.

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

Revenue Recognition. All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.2 million and $4.6 million at June 30, 2019 and December 31, 2018, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $2.0 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $7.1 million and $12.5 million at June 30, 2019 and December 31, 2018, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of June 30, 2019, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of June 30, 2019, we have accrued tax liabilities for earnings that we plan to repatriate out of accumulated earnings in future periods for state tax purposes only. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2019.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, our disclosure controls and procedures were not effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Remediation Efforts to Address Material Weakness

Management, with oversight from the Audit Committee, implemented a plan intended to remediate the material weakness identified as of December 31, 2018 related to the Company’s review of shipment documentation provided by its third-party logistics (“3PL”) facilities. In addition to enhancements of certain existing controls, the remediation plan included the following new controls:

•
Obtaining and documenting a sufficient sample of product orders during each quarterly period and ensuring that the underlying shipment documentation agrees with the shipment date as provided by the 3PLs; and

•	Review of monthly deferred revenue reports by logistics staff to ensure unshipped items are validated.

We believe these controls are effectively designed based upon the walkthroughs performed. We expect to complete sufficient testing of these controls during the third quarter of 2019 to fully remediate this material weakness.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Securities Class Action

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163.  The complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between April 27, 2016 and January 5, 2019, inclusive, under (i) Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng and Timothy S. Davidson (together, the “Individual Defendants”), and (ii) Section 20(a) of the Exchange Act against the Individual Defendants. The complaint alleges, in part, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business.  The complaint seeks an indeterminate amount of damages, plus interest and costs. On May 3, 2019, the court issued an order appointing Xia Yang as lead plaintiff and appointing The Rosen Law Firm, P. A. as lead counsel. On June 3, 2019, lead plaintiff filed an amended complaint. On June 27, 2019, the parties filed a joint stipulation seeking to postpone briefing on defendants’ motion to dismiss to allow the parties to continue ongoing discussions. Such joint stipulation was granted on July 1, 2019, and defendants’ motion to dismiss is now due on or before September 6, 2019. Defendants believe that these claims are without merit and intend to vigorously defend against them.

Item 1A. RISK FACTORS

Not applicable under smaller reporting company disclosure rules.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases of shares of its common stock during the quarter ended June 30, 2019 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
May 1-31, 2019	612,729	$10.90	612,729	$29,640

(a)	The shares were purchased in both open market transactions and directly from George K. Broady, a director and beneficial owner of more than 5% of the Company’s outstanding shares of common stock.

(b)
On January 12, 2016, the Board of Directors authorized an increase to our stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. On May 16, 2019, the Board of Directors authorized the Company to proceed with the purchase of up to $8.0 million in shares of common stock under the foregoing stock repurchase program. During May 2019, we purchased a total of 612,729 shares of our common stock for an aggregate purchase price of $6.7 million, plus transaction costs, under the stock repurchase program.

(c)	As of June 30, 2019, $29.6 million of the $70.0 million stock repurchase program first approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1
Stock Repurchase Agreement between Natural Health Trends Corp. and The George K. Broady 2012 Irrevocable Trust dated May 17, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 17, 2019).

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

NATURAL HEALTH TRENDS CORP.

Date: August 7, 2019	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1
Stock Repurchase Agreement between Natural Health Trends Corp. and The George K. Broady 2012 Irrevocable Trust dated May 17, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 17, 2019).

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