Form 10-K
period 2019-12-31
NATURAL HEALTH TRENDS CORP
filed 2020-03-09
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2019: $55,398,949

At March 5, 2020, the number of shares outstanding of the registrant’s common stock was 11,422,539 shares.

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
December 31, 2019

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

We are incorporated in Delaware and maintain our corporate headquarters in Hong Kong.

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

Our Principal Products

We offer a line of “NHT Global” branded products in eight distinct categories: wellness, herbal, beauty, lifestyle, home, baby, active, and daily. These product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

The following table summarizes our product offering by category:

Product Category	Description	Products

Wellness
Products formulated and designed to meet specific wellness goals of our customers. Includes targeted nutrition for joint health, antioxidant support, digestive health, heart health, vision health, immune support and cellular health.
Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals
Premium Noni Juice, Triotein™, Cluster X2™, Children’s Chewable Multivitamin, ReStor Silver™, ReStor Vital™, HerBalance, Trifusion Max™, Glucosamine 2200™, FibeRich™, Energin, Enhanced Essential Probiotics, Omega-3 Essential Fatty Acids, MemoryBurst™, StemRenu®, OcuFocus™, CurcuMore™, AdaptoGin™

Herbal
Products formulated incorporating ingredients commonly found in traditional Chinese medicine.	Herbal supplements	LivaPro™, Cordyceps Mycelia CS-4™, Purus, CogniMax, RespFactor™

Beauty
Products to help improve skin health and bring an appearance of youthful vibrancy. This product line includes age-defying and hydrating cleansers, creams, lotions, serums and toners to moisturize, protect and improve the appearance of skin.
Facial skin care and hand and body care
Skindulgence™ 30 Minute Firming System, Time Restore™ Eye Cream and Essence, BioCell SC Mask, 24K Renaissance™ Rejuvenation Serum, Valesce™, Floraeda Hydrating Series, Botanical Hand Protector™, Airelle® Exfoliating Cleanser, Airelle® Age-Defying Facial Serum, Airelle® Intense Hydrating Repair Complex, Airelle® Age-Defying Eye & Lip Treatment, Airelle® Hydrating Manuka Mask, Color Awakening Lipstick™, Adamas™ Brightening Series, Moisturizing Cleansing Gel

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura Lux™ by NHT Global, Valura Lux™, LaVie™, TwinSlim Diet Jelly™, NaturalGlo™

Home
Products designed to create a clean and natural living environment for the home.	Home appliances	Air Purifier

Baby
Products uniquely formulated with gentle ingredients from nature for infants and babies.	Infant and toddler bath and body care	Moisturizing Lotion and Bubble Cleanser

Active
Products uniquely formulated to support those with active, healthy lifestyles. Products include dietary supplements to enhance daily nutrition for lasting energy.	Dietary supplement drink mixes for nutritional support and refuel and recovery support	Phyto Daily Active™ and Optimal Recovery™

Daily
Daily care products designed to cleanse and protect the body and promote personal hygiene.	Oral care, hair care, and body care	FE Enzyme Toothpaste™, Bontanesse™ Series, Smart Sonic Toothbrush

We continuously source unique, proprietary and immediate impact products to offer to our members and customers. Our product development is an ongoing process that is fueled by marketplace trends, new technologies and scientific findings, members’ input, research and vendor proposals.

Working closely with raw material manufacturers and contract manufacturers, our mission is to co-develop and bring to market the highest quality products. Our manufacturers are primarily located in the United States, as well as a few in South Korea, Hong Kong, Taiwan and China. Our raw materials are sourced from reputable suppliers around the world. All current and new products introduced into the market are tested to ensure country and state regulatory compliance requirements are met where the products are sold. This includes proper handling, shipping, and shelf-life recommendations for our products. In addition, raw material Certificates of Analyses are reviewed to ensure that appropriate testing has been performed and are within required ingredient specifications.

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

	December 31,
	2019	2018
Americas[1]	7,150	6,880
Hong Kong (including those members residing in China)[2]	43,930	84,690
Taiwan	2,550	2,970
South Korea	120	180
Japan	130	170
Singapore	60	70
Malaysia	170	150
Russia and Kazakhstan	950	790
Europe	1,670	1,940
India	680	—
Total	57,410	97,840
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

Recent Disruptions to our Operations

Our normal business operations have recently been disrupted by a series of events, including the Chinese government’s 100-day campaign focused on companies involved in the sale of health products in China, recent political and social developments in Hong Kong, and the coronavirus (COVID-19) outbreak and related measures to control it. See “Item 1A. Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”, “Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong….”, “Risk Factors - Epidemics, such as the 2020 coronavirus outbreak, or natural disasters, terrorists attacks or acts of war…”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview.”

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

Employees

At December 31, 2019, we employed 152 total full-time employees worldwide, of which 97 were located in Greater China (Hong Kong, China, and Taiwan), 34 in the Americas (United States, Canada, Cayman Islands, and Peru), four in Europe, four in India, three in Malaysia, three in South Korea, three in Russia, two in Japan, one in Singapore, and one in Vietnam.

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

•
impose upon us requirements, such as requiring members to maintain levels of retail sales to qualify to receive commissions, to avoid pyramid schemes by ensuring that members are being compensated for sales of products and not for recruiting new members.

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

China has direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent members and engage in certain member recruitment activities. The regulatory environment in China is complex, and our operations in China can receive regulatory and media attention.

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

We believe that neither our Hong Kong-based website nor our e-commerce platform in China require a direct selling license in China, which we currently do not hold. We previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We understand that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. We applied to withdraw our application in November 2019, and the governmental authorities approved the withdrawal of our application shortly thereafter. In connection with the withdrawal of our application, we expect that we will soon receive a refund of a consumer protection fund deposit of CNY 20 million ($2.9 million as of December 31, 2019) that we made in connection with the submission of our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so.

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

Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter (OTC) cosmetic. In the United States, regulation of cosmetics is under the jurisdiction of the FDA and the FTC.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, eye and facial makeup preparations, perfumes, lipsticks, fingernail polishes, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be surmised from marketing or product claims.  The other markets in which we operate have similar regulations.  Additionally, the requirement that claims for products must be truthful and substantiated is enforced by the FTC.

In Japan, the Ministry of Health, Labor and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan.  In Taiwan, all “medicated” cosmetic products require registration.  In China, personal care products are placed into one of two categories, “general” and “drug.”  Products in both categories require submission of formulas and other information with the health authorities, and drug products require human clinical studies.  The product registration process in China for these products can take from nine to more than 18 months or longer.  Such regulations in any given market can limit our ability to import products and can delay product launches as we go through the registration and approval process for those products.  The sale of cosmetic products is regulated in the European Union under the European Union Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. In Peru, this is managed by the governing arm DIGEMID (Dirección General de Medicamentos, Insumos y Drogas) and can take up to three months to fully register as saleable. Similarly, in Mexico, the governing arm is COFEPRIS (Comisión Federal para la Protección contra Riesgos Sanitarios) and can also take three to six months to fully register as saleable.

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

China’s 100-Day Campaign Focusing on Health Products and Services

On January 8, 2019, the Chinese government announced a comprehensive 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is further understood that the campaign is specifically focused on the business practices of direct selling companies. During the campaign, we understand that the government is not issuing any additional direct selling licenses, is not issuing certifications of quality or other approvals of various healthcare products, is reviewing its regulatory oversight of the industry, and is prohibiting companies from conducting large distributor meetings. Although the 100-day campaign was due to expire on or about April 18, 2019, we are not aware of any information indicating that the campaign has formally concluded. However, on August 27, 2019, the Chinese government announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed.

The 100-day campaign, including its extension and aftermath, has and is expected to continue negatively impacting our business in China in the near-term, but will ultimately benefit us and Chinese consumers in the long-term as purveyors of substandard products are driven from the market. See “Item 1A. Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...” and “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview.”

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

Our Industry

We are engaged in the direct selling industry, selling wellness, herbal, beauty, lifestyle, home, baby, active, and daily products. More specifically, we are engaged in what is called network marketing or multi-level marketing. This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, cosmetics and dietary supplements, or selling other types of consumer products. Generally, direct selling is based upon an organizational structure in which independent members purchasing a company’s products are compensated for sales made directly to consumers.

Our members are compensated based on sales generated by members they have enrolled and all subsequent members enrolled by their “down-line” network of members. The experience of the direct selling industry has been that once a sizeable network of members is established, new and alternative products and services can be offered to those members for sale to consumers and additional members.

Competition

The network marketing industry is very diverse, with giant multinational corporations as well as smaller, local operators. Big network marketing companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Herbalife, Ltd, which have much greater name recognition and financial resources than we do and also have many more members. They are publicly traded and therefore serve as informational benchmarks, but we don’t overlap with them in terms of marketplace or product range. On the other hand, many medium- and small-sized privately held Chinese, Taiwanese and Hong Kong companies are fierce competitors and are much closer to directly competing with us. Also, a number of our former employees and members now work for competitors and sometimes try to use relationships and knowledge obtained to compete with us.

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

In 2019 and 2018, approximately 81% and 88% of our revenue, respectively, was generated in Hong Kong. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region, including the current economic challenges facing China and Hong Kong, are having and could in the future have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

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

In contrast to our operations in other parts of the world, our China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license and has also adopted anti-pyramid selling and multilevel marketing legislation. We operate an e-commerce direct selling model in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties.  In addition, through a Chinese entity, we sell products in China using an e-commerce retail model. Chinese members may elect to participate in either or both of the Chinese entity and the Hong Kong entity.

We previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We understand that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. We applied to withdraw our application in November 2019, and the governmental authorities approved the withdrawal of our application shortly thereafter. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

Various other factors could harm our business in Hong Kong and China, such as worsening economic conditions in Hong Kong or China, adverse local publicity, negative social media coverage, geopolitical or trade tensions between the U.S. and China or other events that may be out of our control. For example, in January 2019, China Central Television (CCTV) aired a segment alleging, among other things, that we conduct an illegal pyramid scheme in China. Several days later, in what we believe was an unrelated development, the Chinese government announced a comprehensive 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is further understood that the campaign is specifically focused on the business practices of direct selling companies. Similarly, during the third quarter of 2007, we learned that the Chinese government was expected to impose a more intense enforcement program against illegal pyramid scheme activities (or “chain sale” activities in transliterated Chinese terms). In January 2019 we, like some of our peers, voluntarily decided to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China as we did in 2007. We did this because we have learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies and did not want to run the risk of being inadvertently entangled in the government enforcement actions as the provincial and local government formulate and implement their interpretive guidance and rule-making.

Although the 100-day campaign was due to expire on or about April 18, 2019, we are not aware of any information indicating that the campaign has formally concluded. However, on August 27, 2019, the Chinese government announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed. As a result, the business environment for health product companies operating in China continues to be challenging, which has recently been exacerbated by negative social media sentiment expressed for these types of companies. Our suspension of member activities currently remains in effect, and it may be necessary or advisable to repeat this or similar actions from time to time in the future, and such periods of reduced activity can and do have a material adverse effect on our business.

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

Our recent loss of a significant number of members is adversely affecting our business, and if we cannot stabilize or increase the number of members our business could be further negatively impacted.

We distribute our products through independent members, and we depend upon them directly for all of our sales in most of our markets. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of members, as well as a relatively small number of key members.  Our members may terminate their services with us at any time and, like most direct selling organizations, we have a high rate of attrition. During 2019 we were not as effective as in the past in replacing terminated members. We had 41% fewer active members at December 31, 2019, as compared to December 31, 2018, which was a significant factor contributing to the decrease in our year-over-year sales. If we cannot stabilize or increase the number of our members, or if we lose one or more key member leaders, sales of our products could be further materially and adversely affected. The replacement of members could be difficult because, in our efforts to attract and retain members, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.

Our number of active members or their productivity could further decline in the future.  We cannot accurately predict fluctuations in the number or the productivity of members because we primarily rely upon existing members to enroll and train new members and to motivate new and existing members. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing members and to attract new members.

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

•
regulatory actions or charges or private actions against us or others in our industry, such as the 100-day campaign initiated in China in January 2019 (as well as its extension and aftermath, including the related look-back review);

•	general economic, business and political conditions, including the recent political unrest in Hong Kong;

•	changes in management or the loss of one or more key member leaders;

•	entry of new competitors, or new products or compensation plan enhancements by existing competitors, in our markets; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain members in such market.

Epidemics, such as the 2020 coronavirus outbreak, or natural disasters, terrorist attacks or acts of war may seriously harm our business.

Epidemics, natural disasters, terrorist attacks or acts of war may cause damage or disruption to us, our employees, our facilities and our members and customers, which could negatively impact our revenues, expenses and financial condition.  For example, in early 2020 an outbreak of the coronavirus (COVID-19) was identified in Wuhan, China. The coronavirus has since spread within China and infections have been found in a number of countries around the world. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We conduct significant business in or near Wuhan and in 2019 generated approximately 81% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. While the scope and impact of the coronavirus outbreak and related control measures are uncertain, these disruptions are expected to negatively impact our operations and financial results for at least the first quarter of 2020, as well as the operations of our third party logistics providers within certain provinces in China. This and other epidemics, such as the avian influenza, or natural disasters have in the past and could in the future adversely affect our business, financial condition and results of operations. Terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, such as challenges to Chinese sovereignty claims in the South China Sea or Chinese objection to the Taiwan independence movement and the resultant tension in the Taiwan Strait, could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

We experienced negative operating cash flows during the year ended December 31, 2019, and if this trend continues it could have a material adverse effect on our business and our stock price.

We experienced negative operating cash flows during the year ended December 31, 2019, primarily due to declines in our revenues being greater than the decreases in expenditures that we could manage. If we continue to experience these negative cash flows and our cash balance is substantially diminished, we may not be able to continuing paying cash dividends to our stockholders, our ability to support our operations could be impaired and we may be required to seek debt or equity financing. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders. Continued negative cash flows could have a material adverse effect on our business, results of operations and financial condition, as well as our stock price, and could eventually threaten our solvency. Negative cash flows and any related adverse market perception may also negatively affect our ability to attract new members and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

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

The SEC is conducting a non-public investigation to determine whether there have been violations of the federal securities laws relating to the trading of our securities and/or the Company's public disclosures. We have fully cooperated with the SEC and continue to do so. The amount of time needed to resolve this matter is uncertain, and we cannot predict the outcome or whether we will face additional governmental inquiries or other actions. The SEC could bring enforcement actions against us or individuals, including our officers or directors. Such actions, if brought, could result in dispositions, judgments, settlements, injunctions, cease and desist orders, or other financial or non-financial penalties. The imposition of any sanctions or penalties, or the implementation of remedial measures could have a material adverse effect on our business.

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

Given the size and diversity of our member force, we experience problems with members from time to time, especially with respect to our members in foreign markets. For example, if our members engage in illegal activities in China, those actions could be attributed to us. Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, are subject to interpretations and enforcement that sometimes vary from province to province, among different levels of government, and from time to time. Members can be accused of violating one or more of the laws regulating these activities, notwithstanding training that we attempt to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this has led some existing members in China - who are signed up as members in Hong Kong - to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are managing this risk with more training and public relations efforts that are designed, among other things, to distinguish our company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our current business model, specifically.

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

We incur significant expense in the payment of compensation to our members, which represented approximately 46% of net sales during both 2019 and 2018.  We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the type and scope of promotions and incentives, local promotional programs and business development agreements.  Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

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

In 2019, 96% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries generally use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Thai baht, Indian rupee, Canadian dollar, Mexican peso, Peruvian sol and European euro collectively represented approximately 17% and 10% of our revenue in 2019 and 2018, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, India, Canada, Central America, South America and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on our members’ purchasing power.

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

We are currently, and may in the future be subject to examinations of our tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes, which is subject to significant discretion. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S., or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our financial results or operations could be adversely affected.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements.   Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements.  We face similar pressures in our other markets, particularly in China where certain government ministries announced in January 2019 a comprehensive 100-day campaign focusing on companies involved in the sale of certain products, including nutritional supplements and health products.  This campaign, which may not have formally concluded, is also currently the subject of a “look-back review” being conducted by various Chinese governmental agencies, and could result in new legislation or regulation.  In the United States, the FTC Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) require disclosure of material connections between an endorser and the company they are endorsing and require the disclosure of typical results when these are different from those reported by the endorser.  The requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results.  If we or our members fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

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

Our failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by members for which we may be held responsible, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products. Our claims about the level of financial success that can be expected by our members are also subject to FTC review and enforcement.  Member activities in our existing markets that violate applicable governmental laws or regulations could result in governmental or private actions against us in markets where we operate. Given the size of our member force, we cannot ensure that our members will comply with applicable legal requirements.

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

Although we have in recent years expanded our line of products, we derive more than 10% of our total revenue from each of our Premium Noni Juice, Enhanced Essential Probiotics and Triotein™ products. Further, we currently source each such product from a single supplier. If demand decreases significantly, government regulation restricts their sale, we are unable to adequately source or deliver the products, or we are unable to offer the products for any reason without suitable replacements, our business, financial condition and results of operations could be materially and adversely affected. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which could substantially impair our business, financial condition and results of operations.

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

The United States recently enacted tariffs on certain items. Further, there are ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, including China, have implemented tariffs on U.S. imports or otherwise imposed non-tariff barriers such as slow-walking custom clearance of American-made products in response to these U.S. actions. These developments, together with the threat of new tariffs and non-tariff barriers, may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, create anti-American consumer sentiment, restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by non-U.S. markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies' ability to obtain necessary licenses or approvals could negatively impact our business.

These tariffs and other policy changes are subject to a number of uncertainties. The ultimate reaction of other countries, and the individuals in each of these countries, and the impact of these tariffs or other actions on the United States, China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time.

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

Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business and the market price of our stock.

We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which requires annual management assessments of the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC’s Sarbanes-Oxley rules require us to include a report by management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review internal control over financial reporting in order to ensure compliance with the SEC’s Sarbanes-Oxley rules, if we fail to maintain effective internal control over financial reporting, we could be required to take costly and time-consuming corrective measures to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by stockholders. For instance, as described in “Item 9A. - Controls and Procedures” in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting as of December 31, 2018. Management, with oversight from the Audit Committee, implemented a plan to remediate this material weakness and completed remediation during the fourth quarter of 2019. While the existence of this material weakness did not result in a restatement of previously issued interim or annual consolidated financial statements, we incurred substantial costs and utilized meaningful resources to remediate the material weakness during 2019. Any future failure to maintain effective internal control over financial reporting could result in the foregoing identified consequences and could cause investors to lose confidence in our reported financial information and in our company and could cause a decline in the market price of our stock.

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

Our common stock is particularly subject to volatility because of the industry and markets in which we operate.

The market prices of securities of direct selling companies have been extremely volatile, particularly those of companies that derive a substantial portion of their revenue from China and/or Hong Kong. These companies have experienced stock market price fluctuations that have often been disproportionate to their operating performance.  These broad fluctuations could adversely affect the market price of our common stock.

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

We continue to lease 4,900 square feet of office space in Rolling Hills Estates, California with a term expiring in September 2025. To help further develop the market for our products in North America, we lease retail space in Monterey Park, California; Richmond, British Columbia; and Metuchen, New Jersey.

We lease nine branch offices throughout China, and additional office space in Japan, Taiwan, South Korea, Singapore, Malaysia, Vietnam, Indonesia, Thailand, India, and the Cayman Islands. We also lease a multi-purpose facility and factory in Zhongshan, China and 11 service stations throughout the city of Guangzhou, China that serve or will in the future serve the needs of our Chinese consumers. We are also a party to a lease for office and retail space in Peru. We contract with third parties for fulfillment and distribution operations in all of our international markets. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163. The complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between April 27, 2016 and January 5, 2019, inclusive, under (i) Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng and Timothy S. Davidson (together, the “Individual Defendants”), and (ii) Section 20(a) of the Exchange Act against the Individual Defendants. The complaint alleges, in part, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business. The complaint seeks an indeterminate amount of damages, plus interest and costs. On May 3, 2019, the court issued an order appointing Xia Yang as lead plaintiff and appointing The Rosen Law Firm, P. A. as lead counsel. On June 3, 2019, lead plaintiff filed an amended complaint. On June 27, 2019, the parties filed a joint stipulation seeking to postpone briefing on defendants’ motion to dismiss to allow the parties to continue ongoing discussions, which stipulation was entered by the court on July 1, 2019. On September 6, 2019, Defendants filed a motion to dismiss the amended complaint. After full briefing and oral argument, the court issued an order on December 20, 2019, dismissing the complaint for failure to adequately plead any false or misleading statement and ordering that any amended complaint be filed on or before January 13, 2020. On January 13, 2020, plaintiff filed a notice of intent not to file an amended complaint. On January 17, 2020, the court issued an order dismissing the action with prejudice and ordering that judgment be entered for Defendants. On February 14, 2020, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals.  Plaintiff’s opening brief is currently due on June 1, 2020, and Defendants’ responding brief is currently due on July 1, 2020.  Defendants believe that these claims are without merit and intend to vigorously defend against them.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” On March 5, 2020, the closing price of our common stock as reported by Nasdaq was $3.75 per share.

Holders of Record
At March 5, 2020, there were approximately 100 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s purchases of shares of its common stock during the three months ended December 31, 2019 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (c)
October 1-31, 2019	—	$—	—	$26,762
November 1-30, 2019	—	$—	—	$26,762
December 1-31, 2019	97,785	$5.64	97,785	$26,210

(a)	The shares were purchased in open market transactions.

(b)
On January 12, 2016, the Board of Directors authorized an increase to our stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that our earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. During December 2019, the Company purchased a total of 97,785 shares of common stock for an aggregate purchase price of $552,000, plus transaction costs.

(c)
As of December 31, 2019, $26.2 million of the $70.0 million stock repurchase program first approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases. The after-tax equivalent remaining available is $21.9 million (see Note 9 to the consolidated financial statements).

Dividends

During 2020 and 2021, the Company expects to pay a quarterly cash dividend of $0.20 on each share of common stock outstanding. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on the Company's results of operations, financial condition, capital requirements and other factors considered relevant by the Board of Directors.

Item 6. SELECTED FINANCIAL DATA

Not applicable under smaller reporting company disclosure rules.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia, Thailand and Vietnam; South Korea; Japan; India; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider. See Note 13 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information about our net sales by geographic area.

As of December 31, 2019, we were conducting business through 57,410 active members, compared to 97,840 in 2018. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe. For further information regarding some of the risks associated with our loss of members, see “Item 1A. Risk Factors - Our recent loss of a significant number of members is adversely affecting our business…”.

We generate approximately 96% of our net sales from subsidiaries located outside North America, with sales of our Hong Kong subsidiary representing 81% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors,” and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...” , “Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong….”, and “Risk Factors - Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling model in Hong Kong that generates revenue derived from the sale of products to members in Hong Kong and elsewhere, including China. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We understand that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. We applied to withdraw our application in November 2019, and the governmental authorities approved the withdrawal of our application shortly thereafter. In connection with the withdrawal of our application, we expect that we will soon receive a refund of a consumer protection fund deposit of CNY 20 million ($2.9 million as of December 31, 2019) that we made in connection with the submission of our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

On January 8, 2019, the Chinese government announced a 100-day campaign focused on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign is specifically focused on the business practices of direct selling companies. During the campaign, we understand that the government is not issuing any additional direct selling licenses, is not issuing certifications of quality or other approvals of various healthcare products, is reviewing its regulatory oversight of the industry, and is prohibiting companies from conducting large distributor meetings. Since it was implemented, the campaign and associated negative media coverage have had a significant adverse impact on our business, as consumers have widely curtailed their purchases within the affected industries. We, like some of our peers, voluntarily decided in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China. We did this because we have learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies, and did not want to run the risk of being inadvertently entangled in government enforcement actions as the provincial and local governments formulate and implement their interpretive guidance and rule-making. Although the 100-day campaign was due to expire on or about April 18, 2019, we are not aware of any information indicating that the campaign has formally concluded. However, on August 27, 2019, the Chinese government announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed. As a result, the business environment for health product companies operating in China continues to be challenging, which has recently been exacerbated by negative social media sentiment expressed for these types of companies. Our suspension of member activities currently remains in effect, and it may be necessary or advisable to repeat this or similar actions from time to time in the future. We believe that the campaign, as well as its extension and aftermath (including the look-back review), will continue to negatively impact our business in China in the near-term, but will ultimately benefit us and Chinese consumers in the long-term as purveyors of substandard products are driven from the market.

In early 2020 an outbreak of the coronavirus (COVID-19) was identified in Wuhan, China.  The coronavirus has since spread within China and infections have been found in a number of countries around the world.  The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country.   We conduct significant business in or near Wuhan and, as indicated above, in 2019 generated approximately 81% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China.  While the scope and impact of the outbreak and related control measures are uncertain, we are taking steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the outbreak. We also determined to move our first half major event from March into the second half of 2020, as the health and safety of our employees, members and customers is a top priority.  The severity of the impact on us will depend on future developments, including the duration and spread of the outbreak, and related control measures.  These disruptions are expected to negatively impact our operations and financial results for at least the first quarter of 2020, as well as the operations of our third party logistics providers within certain provinces in China. We will continue to assess the operational and financial impact for the remainder of the year. See “Item 1A. Risk Factors - Epidemics, such as the 2020 coronavirus outbreak, or natural disasters, terrorists attacks or acts of war…”.

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

To date, the recently enacted tariffs and the trade disputes between the United States and China have not materially impacted our business, although they may have negatively impacted the value of the Chinese yuan, which has in turn negatively affected our Hong Kong revenues because the prices at which our Chinese members can purchase our products have effectively increased. In the event the trade disputes between the United States and China continue or intensify, our business could be negatively impacted in the future. For more information, see “Item 1A. Risk Factors - Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China...”.

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for 2019 were substantially lower than 2018, and it’s likely that we will experience continued lower net sales for the foreseeable future. The substantial decline in net sales during 2019 resulted in a net loss for the year, as well as negative cash flows and a decreasing cash balance. We anticipate that our financial performance will be adversely impacted for the foreseeable future.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for both fiscal 2019 and 2018 represented 46% of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

The functional currency of our international subsidiaries is generally their local currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into accumulated other comprehensive loss.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	25.9	20.5
Gross profit	74.1	79.5
Operating expenses:
Commissions expense	45.8	45.6
Selling, general and administrative expenses	35.1	16.3
Goodwill impairment	2.3	—
Total operating expenses	83.2	61.9
Income (loss) from operations	(9.1)	17.6
Other income, net	1.8	0.4
Income (loss) before income taxes	(7.3)	18.0
Income tax provision	—	1.8
Net income (loss)	(7.3)%	16.2%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2019		2018
Americas[1]	$5,431	7.0%	$6,982	3.6%
Hong Kong[2]	62,724	80.8	169,452	88.3
China	2,941	3.8	7,744	4.0
Taiwan	3,126	4.0	3,964	2.1
South Korea	368	0.5	493	0.3
Japan	180	0.2	204	0.1
Singapore	72	0.1	169	0.1
Malaysia	220	0.3	390	0.2
Russia and Kazakhstan	980	1.2	868	0.4
Europe	1,370	1.8	1,644	0.9
India	202	0.3	—	—
Total	$77,614	100.0%	$191,910	100.0%
_____________________________
1 United States, Canada, Mexico and Peru.
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.

Net sales were $77.6 million for the year ended December 31, 2019 compared with $191.9 million a year ago, a decrease of $114.3 million, or 60%.  Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $106.7 million, or 63%, over the prior year. Our net sales decrease primarily resulted from the continuing impact of China’s 100-day campaign and the related look-back review described elsewhere in this report, including our voluntary decision in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events in China. While the 100-day period technically expired in mid-April 2019, our suspension of member activities remains in effect and we are not aware of any information indicating that the campaign or related look-back review has formally concluded. The operating environment for our business in China remains restrictive and adversely impacted our performance throughout 2019. We believe that our 2019 net sales were also adversely affected by recent political and social developments in Hong Kong, which led us to curtail the number and scope of meetings and other events for our members in Hong Kong, thus impairing an important part of our product marketing and distribution efforts.

Outside of our Hong Kong business, net sales decreased $7.6 million, or 34%, compared with the prior year, driven largely by a 62% decrease in our China e-commerce business, which was also indirectly impacted by the 100-day campaign and our temporary suspension of activities.

As of December 31, 2019, deferred revenue was $4.5 million, which primarily consisted of $2.4 million in unshipped product orders and $2.0 million pertaining to auto ship advances.

Gross Profit

Gross profit was 74.1% of net sales for the year ended December 31, 2019 compared with 79.5% of net sales for the year ended December 31, 2018. The gross profit margin percentage decrease was primarily attributable to higher logistics costs and product promotions.

Commissions

Commissions were 45.8% of net sales for the year ended December 31, 2019 compared with 45.6% of net sales for the year ended December 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.2 million for the year ended December 31, 2019 compared with $31.3 million for the year ended December 31, 2018. Selling, general and administrative expenses decreased by $4.1 million, or 13%, mainly due to decreases in employee-related expenses and credit card fees as compared to the year ended December 31, 2018, partially offset by an increase in professional fees.

Goodwill Impairment

An impairment charge of $1.8 million was recognized for the year ended December 31, 2019 due to the early adoption of Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Such impairment pertained to goodwill that arose from a merger transaction with MarketVision Communication Corp. in March 2004.

Income Taxes

An income tax provision of $14,000 was recognized for the year ended December 31, 2019 compared with $3.5 million for the year ended December 31, 2018. The decrease is due primarily to the decrease in worldwide pre-tax book income and the resulting impact of the Global Intangible Low-Taxed Income (“GILTI”) provision as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) in 2017. The GILTI provision subjects U.S. taxpayers owning at least 10% of a foreign controlled corporation to current taxation on the earnings and profits of the foreign corporation. We do not have a tax provision for GILTI for the year ended December 31, 2019 due to losses in foreign jurisdictions.

Liquidity and Capital Resources

At December 31, 2019, our cash and cash equivalents totaled $96.0 million. Total cash and cash equivalents decreased by $36.6 million at December 31, 2019, as compared to December 31, 2018, primarily due to the net loss incurred, the payment of prior year accrued commissions, stock repurchases and dividends paid during the year. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2019, we had $82.3 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $9.1 million held in banks located in China subject to foreign currency controls.

At December 31, 2019, the ratio of current assets to current liabilities was 4.12 to 1.00 and we had $82.1 million of working capital. Working capital as of December 31, 2019 decreased $25.0 million compared to our working capital as of December 31, 2018, due primarily to the decrease in cash and cash equivalents as stated above, as well as the $1.7 million of operating lease liabilities recognized on the balance sheet at December 31, 2019 due to the adoption of a new lease accounting standard effective January 1, 2019.

Cash used in operations during 2019 was $18.6 million compared to $29.7 million cash provided by operations during 2018. The decrease in operating cash flows resulted primarily from the net loss incurred and the decrease in accrued commissions and other liability balances.

Cash flows used in investing activities totaled $189,000 and $214,000 during 2019 and 2018, respectively.

Cash flows used in financing activities during 2019 totaled $17.5 million, of which we used $10.1 million to repurchase shares of our common stock. On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.

On May 16, 2019, the Company’s Board of Directors authorized the Company to proceed with the purchase of up to $8.0 million in shares of common stock under the foregoing stock repurchase program. In connection therewith, the Company was advised that George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program through The George K. Broady 2012 Irrevocable Trust (the “Broady Trust”) on a basis roughly proportional to his family’s ownership interest. During May 2019, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market. The stock repurchases, which included both open market purchases and the purchase of shares from the Broady Trust, resulted in the Company purchasing a total of 612,729 shares of its common stock for an aggregate purchase price of $6.7 million, plus transaction costs. On August 6, 2019, the Company’s Board of Directors authorized the Company to proceed with further purchases under the foregoing stock repurchase program. During August and September 2019, the Company purchased a total of 383,127 shares of common stock in the open market for an aggregate purchase price of $2.9 million, plus transaction costs. During December 2019, the Company purchased a total of 97,785 shares of common stock for an aggregate purchase price of $552,000, plus transaction costs. As of December 31, 2019, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Cash flows used in financing activities during 2019 also included the following dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
October 29, 2019 (special)	$0.40	$4,608	November 19, 2019	November 29, 2019
January 27, 2019 (special)	0.08	912	March 5, 2019	March 15, 2019
January 27, 2019	0.16	1,824	March 5, 2019	March 15, 2019
	$0.64	$7,344

Subsequent to December 31, 2019, on February 10, 2020, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend was paid on March 6, 2020 to stockholders of record on February 25, 2020. During 2020 and 2021, we expect to pay a quarterly cash dividend of $0.20 on each share of common stock outstanding. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on our results of operations, financial condition, capital requirements and other factors considered relevant by the Board of Directors.

Cash flows used in financing activities during 2018 consisted solely of dividend payments totaling $31.5 million.

On August 9, 2019 our Compensation Committee amended the 2014 Long-Term Incentive Plan (the “LTI Plan”) to provide that all then unpaid cash benefits earned by currently employed participants under the LTI Plan with respect to performance periods that concluded on or prior to December 31, 2018 shall be paid in the form of an award of shares of restricted stock under the Company’s 2016 Equity Incentive Plan. Accordingly, on August 9, 2019, we awarded 1,117,485 shares of restricted common stock to certain of our employees (subject to quarterly vesting for the three-year period following the date of award) in lieu of aggregate unpaid cash benefits of $7.9 million earned under the LTI Plan for performance periods ending on or prior to December 31, 2018. As such, there were no unpaid installments for long-term incentive compensation as of December 31, 2019.

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

	2019				2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

	(In Thousands, Except Per Share Data)
Net sales	$17,835	$17,023	$23,428	$19,328	$41,590	$47,043	$50,910	$52,367
Gross profit	12,733	12,652	18,021	14,104	32,769	37,117	40,511	42,146
Income (loss) from operations	(3,246)	(1,064)	(4)	(2,709)	5,733	7,847	10,108	10,044
Net income (loss)	(2,842)	(1,243)	397	(1,923)	5,559	7,629	9,023	8,824
Net income (loss) per common share:
Basic	(0.27)	(0.12)	0.04	(0.17)	0.49	0.67	0.80	0.78
Diluted	(0.27)	(0.12)	0.04	(0.17)	0.49	0.67	0.80	0.78

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

Revenue Recognition.  All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $2.4 million and $4.6 million at December 31, 2019 and 2018, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $2.0 million and $1.9 million at December 31, 2019 and 2018, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $2.9 million and $12.5 million at December 31, 2019 and 2018, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of December 31, 2019, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of December 31, 2019, we have not recorded a state deferred tax liability for earnings to be repatriated in the future. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2019.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 9, 2020, expressed an unqualified opinion thereon on the effectiveness of the Company’s internal control over financial reporting.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

Los Angeles, CA
March 9, 2020

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$96,035	$132,653
Inventories	6,404	12,165
Other current assets	5,936	5,369
Total current assets	108,375	150,187
Property and equipment, net	735	934
Operating lease right-of-use assets	3,135	—
Goodwill	—	1,764
Restricted cash	3,390	2,998
Deferred tax asset	2,039	1,207
Other assets	823	831
Total assets	$118,497	$157,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$680	$1,631
Accrued commissions	2,931	12,502
Other accrued expenses	2,387	6,121
Deferred revenue	4,506	6,795
Amounts held in eWallets	12,938	14,611
Operating lease liabilities	1,655	—
Other current liabilities	1,205	1,424
Total current liabilities	26,302	43,084
Income taxes payable	15,365	16,982
Deferred tax liability	202	186
Long-term incentive	—	7,808
Operating lease liabilities	1,564	—
Total liabilities	43,433	68,060
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2019 and 2018	13	13
Additional paid-in capital	86,102	86,415
Retained earnings	16,117	44,431
Accumulated other comprehensive loss	(1,264)	(1,250)
Treasury stock, at cost; 1,556,875 and 1,603,322 shares at December 31, 2019 and 2018, respectively	(25,904)	(39,748)
Total stockholders’ equity	75,064	89,861
Total liabilities and stockholders’ equity	$118,497	$157,921

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2019	2018
Net sales	$77,614	$191,910
Cost of sales	20,104	39,367
Gross profit	57,510	152,543
Operating expenses:
Commissions expense	35,549	87,502
Selling, general and administrative expenses	27,220	31,309
Goodwill impairment	1,764	—
Total operating expenses	64,533	118,811
Income (loss) from operations	(7,023)	33,732
Other income, net	1,426	789
Income (loss) before income taxes	(5,597)	34,521
Income tax provision	14	3,486
Net income (loss)	$(5,611)	$31,035
Net income (loss) per common share:
Basic	$(0.52)	$2.75
Diluted	$(0.52)	$2.74
Weighted-average number of common shares outstanding:
Basic	10,871	11,304
Diluted	10,871	11,318

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Year Ended December 31,
	2019	2018
Net income (loss)	$(5,611)	$31,035
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28)	(831)
Unrealized gains (losses) on available-for-sale securities	14	(6)
Comprehensive income (loss)	$(5,625)	$30,198

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2017	—	$—	12,979,414	$13	$86,683	$44,908	$(413)	(1,637,524)	$(40,570)	$90,621
Net income	—	—	—	—	—	31,035	—	—	—	31,035
Common stock issued	—	—	—	—	(268)	—	—	34,202	822	554
Dividends declared, $2.77/share	—	—	—	—	—	(31,512)	—	—	—	(31,512)
Foreign currency translation adjustments	—	—	—	—	—	—	(831)	—	—	(831)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(6)	—	—	(6)
BALANCE, December 31, 2018	—	—	12,979,414	13	86,415	44,431	(1,250)	(1,603,322)	(39,748)	89,861
Net loss	—	—	—	—	—	(5,611)	—	—	—	(5,611)
Repurchase of common stock	—	—	—	—	—	—	—	(1,093,641)	(10,117)	(10,117)
Common stock issued	—	—	—	—	(313)	(15,359)	—	1,140,088	23,961	8,289
Dividends declared, $0.64/share	—	—	—	—	—	(7,344)	—	—	—	(7,344)
Foreign currency translation adjustments	—	—	—	—	—	—	(28)	—	—	(28)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	14	—	—	14
BALANCE, December 31, 2019	—	$—	12,979,414	$13	$86,102	$16,117	$(1,264)	(1,556,875)	$(25,904)	$75,064

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,611)	$31,035
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	387	424
Noncash lease expense	1,760	—
Deferred income taxes	(820)	358
Goodwill impairment	1,764	—
Changes in assets and liabilities:
Inventories	5,820	(3,879)
Other current assets	(554)	2,065
Other assets	—	(55)
Accounts payable	(953)	(116)
Accrued commissions	(9,598)	1,410
Other accrued expenses	(2,797)	(883)
Deferred revenue	(2,315)	2,359
Amounts held in eWallets	(1,742)	(509)
Operating lease liabilities	(1,807)	—
Income taxes payable	(1,617)	(2,077)
Other current liabilities	(222)	(326)
Long-term incentive	(333)	(96)
Net cash provided by (used in) operating activities	(18,638)	29,710
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(189)	(214)
Net cash used in investing activities	(189)	(214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(10,117)	—
Dividends paid	(7,344)	(31,512)
Net cash used in financing activities	(17,461)	(31,512)
Effect of exchange rates on cash, cash equivalents and restricted cash	62	(811)
Net decrease in cash, cash equivalents and restricted cash	(36,226)	(2,827)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	135,651	138,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$99,425	$135,651
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$1,985	$3,130
Issuance of treasury stock for employee awards, net	$8,289	$554
Right-of-use assets obtained in exchange for operating lease liabilities	$5,082	$—

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

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s investments in municipal and corporate debt securities, money market funds, and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Debt securities classified as cash equivalents are required to be accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2019 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive loss in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

The Company includes credit card receivables due from certain of its credit card processors in its cash and cash equivalents as the cash proceeds are received within two to five days.

The Company maintains certain cash balances at several institutions located in the United States, Hong Kong and elsewhere which at times may exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million ($2.9 million at December 31, 2019 and 2018) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund. In November 2019, the Company funded a similar bank deposit account in the amount of VND 10 million ($432,000 at December 31, 2019) for purposes of submitting a direct selling license application in Vietnam.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment, office software and capitalized internal-use software development costs and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are included in the statement of operations as selling, general and administrative expenses. Such expense totaled $387,000 and $424,000 during 2019 and 2018, respectively.

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

Income Taxes

The Company recognizes income taxes under the liability method of accounting for income taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized based on the more likely than not recognition criteria. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has evaluated its tax positions and determined that there are no significant uncertain tax positions for the current year or years prior. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Deferred taxes are not provided for state income tax purposes on the portion of undistributed earnings of subsidiaries outside of the United States when these earnings are considered permanently reinvested.

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

Long-Term Incentive

Financial rewards earned under the 2014 Long-Term Incentive Plan (the “LTI Plan”) are recognized over the performance period as specified performance or other goals are achieved or exceeded. At the sole discretion of the Compensation Committee of the Company’s Board of Directors, distributions under the LTI Plan are made in cash, or alternatively awarded in the form of common stock or other common stock rights having an equivalent cash value under the terms of the 2016 Equity Incentive Plan. A determination of the form of distribution is made by the Compensation Committee subsequent to the end of each calendar year. As such, amounts earned are considered non-equity awards. In accordance with the LTI Plan, fifty percent of any cash payment earned is payable in thirty-five equal consecutive monthly installments commencing in February of the calendar year immediately following the conclusion of the performance period and the remaining fifty percent of the payment earned is payable in thirty-five equal consecutive monthly installments commencing in February 2021 and ending in December 2023. Under the LTI Plan, distributions that are made in the form of common stock or other common stock rights are payable in a single distribution in February of the calendar year immediately following the conclusion of the performance period, or as soon thereafter as is administratively practical.

While it did not change the foregoing features of the LTI Plan going forward, on August 9, 2019 the Compensation Committee amended the LTI Plan to provide that all then unpaid cash benefits earned by currently employed participants under the LTI Plan with respect to performance periods that concluded on or prior to December 31, 2018 shall be paid in the form of an award of shares of restricted stock under the Company’s 2016 Equity Incentive Plan. Accordingly, on August 9, 2019, the Company awarded 1,117,485 shares of restricted common stock to certain of its employees (subject to quarterly vesting for the three-year period following the date of award) in lieu of aggregate unpaid cash benefits of $7.9 million earned under the LTI Plan for performance periods ending on or prior to December 31, 2018. As such, there were no unpaid installments for long-term incentive compensation as of December 31, 2019. See Note 9.

Foreign Currency

The functional currency of the Company’s international subsidiaries is generally their local currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into accumulated other comprehensive loss.

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $355,000 and $739,000 was recognized during 2019 and 2018, respectively.

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

Certain Risks and Concentrations

A substantial portion of the Company’s sales are generated in Hong Kong (see Note 13). Substantially all of the Company’s Hong Kong revenues are derived from the sale of products that are delivered to members in China. In contrast to the Company’s operations in other parts of the world, the Company’s China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license and has also adopted anti-pyramid selling and multilevel marketing legislation. The Company previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that the Company withdraw its application. The Company understands that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. The Company applied to withdraw its application in November 2019, and the governmental authorities approved the withdrawal of its application shortly thereafter. The Company operates an e-commerce direct selling model in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties. In addition, through a Chinese entity, the Company sells products in China using an e-commerce retail model. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate separately or in both.

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

The Company’s Premium Noni Juice, Enhanced Essential Probiotics and Triotein™ products each account for more than 10% of the Company’s total revenue. The Company currently sources each such product from a single supplier. If demand decreases significantly, government regulation restricts their sale, the Company is unable to adequately source or deliver the products, or the Company ceases offering the products for any reason without suitable replacements, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. Effective January 1, 2019, the Company adopted the new standard using the effective date as its date of initial application. The new standard provided a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. Upon adoption, the Company recognized operating lease liabilities on its balance sheet for $4.5 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See Note 6 for additional information.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis and added Topic 326 to the FASB ASC. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses.  The amendments to ASU 2019-11 clarify, correct and make improvements to Topic 326.  ASU 2016-13 as well as the updates in ASU 2019-11 are effective for interim and annual periods beginning after December 15, 2022, and early adoption is permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the required test of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This ASU is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company elected to early adopt the new standard during the fourth quarter of 2019. See Note 7 for additional information.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies, removes, and adds certain disclosure requirements on fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods.  It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 5% of sales. Sales returns were 2% of sales for each of 2019 and 2018.  No material changes in estimates have been recognized during the periods presented. See Note 4 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue for the year ended December 31, 2019 is primarily due to $4.9 million of revenue recognized during the year that was included in deferred revenue as of December 31, 2018 offset by $2.7 million of cash payments received for unshipped product primarily towards the end of 2019. See Note 4 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to some consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through the engagement of a third-party service provider. See Note 13 for additional information.

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

3.     NET INCOME (LOSS) PER COMMON SHARE

The following table illustrates the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2019			2018
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(5,611)	10,871	$(0.52)	$31,035	11,304	$2.75
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	14
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed conversions	$(5,611)	10,871	$(0.52)	$31,035	11,318	$2.74

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 459,654 shares were not included for year ended December 31, 2019.

4.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$13,720	$47,323
Cash equivalents	82,315	85,330
	96,035	132,653
Restricted cash	3,390	2,998
	$99,425	$135,651

Inventories:
Finished goods	$6,142	$11,171
Raw materials	1,249	1,145
Reserve for obsolescence	(987)	(151)
	$6,404	$12,165
Property and equipment:
Office equipment	$578	$537
Office software	1,037	918
Machinery	28	29
Furniture and fixtures	327	319
Leasehold improvements	1,001	1,022
Construction in progress (including internal-use software development costs)	—	19
Property and equipment, at cost	2,971	2,844
Accumulated depreciation and amortization	(2,236)	(1,910)
	$735	$934
Other accrued expenses:
Sales returns	$373	$801
Employee-related expense	1,258	4,051
Warehousing, inventory-related and other	756	1,269
	$2,387	$6,121
Deferred revenue:
Unshipped product	$2,390	$4,574
Auto ship advances	1,985	1,876
Other	131	345
	$4,506	$6,795

As of December 31, 2019, cash and cash equivalents include $9.1 million held in banks located within China subject to foreign currency controls.

5.     FAIR VALUE MEASUREMENTS

Investments by significant category included in cash equivalents at the end of each period were as follows (in thousands):

		December 31, 2019			December 31, 2018
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$11,659	$—	$11,659	$3,281	$—	$3,281
Time deposits	Level 2	13,544	—	13,544	18,071	—	18,071
Municipal debt securities	Level 2	347	—	347	12,149	(7)	12,142
Corporate debt securities	Level 2	56,784	(19)	56,765	51,862	(26)	51,836
Total investments		$82,334	$(19)	$82,315	$85,363	$(33)	$85,330

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

6.     LEASES

The Company leases 9,600 square feet of office space in Hong Kong with a term expiring in February 2021. The Company leases 4,900 square feet of office space in Rolling Hills Estates, California with a term expiring in September 2025. To help further develop the market for its products in North America, the Company leases 2,400, 1,600 and 2,000 square feet of retail space in Monterey Park, California; Richmond, British Columbia; and Metuchen, New Jersey, respectively. The Monterey Park, Richmond and Metuchen locations have terms expiring in August 2020, February 2021, and November 2022, respectively.

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

The components of lease cost for the year ended December 31, 2019 were as follows (in thousands):

Operating leases	$2,024
Short-term leases	284
Total lease cost	$2,308

Cash paid for amounts included in the measurement of operating leases liabilities was $2.0 million for the year ended December 31, 2019.

The weighted-average remaining lease term and discount rate related to operating leases as of December 31, 2019 were as follows:

Weighted-average remaining lease term (in years)	3.1
Weighted-average discount rate	5.5%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of December 31, 2019 were as follows (in thousands):

2020	$1,734
2021	739
2022	429
2023	246
2024	227
Thereafter	173
Total lease payments	$3,548
Less: imputed interest	(329)
Present value of lease liabilities	$3,219

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

7.     GOODWILL

The Company’s goodwill primarily consists of $11.9 million acquired in connection with the MarketVision Communication Corp. (“MV Corp.”) merger in March 2004. Due to full integration of MV Corp. into the Company and the seamless nature of the Company’s operations from market to market, the entire carrying amount of goodwill is evaluated at the enterprise level. The Company’s policy is to test for goodwill impairment annually during its fourth quarter.

During the fourth quarter of 2019, the Company elected to early adopt the guidance of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The Company estimated fair value based on market capitalization after considering recent trends in its stock price. Upon comparing such fair value with its carrying amount, the Company recognized an impairment loss of $1.8 million in December 2019.

The changes in the carrying amount of goodwill during 2018 and 2019 are as follows:

	December 31, 2017	Impairment Losses	December 31, 2018	Impairment Losses	December 31, 2019
Goodwill	$14,145	$—	$14,145	$—	$14,145
Accumulated impairment losses	(12,381)	—	(12,381)	(1,764)	(14,145)
	$1,764	$—	$1,764	$(1,764)	$—

8.     COMMITMENTS AND CONTINGENCIES

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163. The complaint purports to assert claims on behalf of all persons who purchased or otherwise acquired our common stock between April 27, 2016 and January 5, 2019, inclusive, under (i) Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Chris T. Sharng and Timothy S. Davidson (together, the “Individual Defendants”), and (ii) Section 20(a) of the Exchange Act against the Individual Defendants. The complaint alleges, in part, that the Company made materially false and misleading statements regarding the legality of its business operations in China, including running an allegedly illegal multilevel marketing business. The complaint seeks an indeterminate amount of damages, plus interest and costs. On May 3, 2019, the court issued an order appointing Xia Yang as lead plaintiff and appointing The Rosen Law Firm, P. A. as lead counsel. On June 3, 2019, lead plaintiff filed an amended complaint. On June 27, 2019, the parties filed a joint stipulation seeking to postpone briefing on defendants’ motion to dismiss to allow the parties to continue ongoing discussions, which stipulation was entered by the court on July 1, 2019. On September 6, 2019, Defendants filed a motion to dismiss the amended complaint. After full briefing and oral argument, the court issued an order on December 20, 2019, dismissing the complaint for failure to adequately plead any false or misleading statement and ordering that any amended complaint be filed on or before January 13, 2020. On January 13, 2020, plaintiff filed a notice of intent not to file an amended complaint. On January 17, 2020, the court issued an order dismissing the action with prejudice and ordering that judgment be entered for Defendants. On February 14, 2020, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals.  Plaintiff’s opening brief is currently due on June 1, 2020, and Defendants’ responding brief is currently due on July 1, 2020.  Defendants believe that these claims are without merit and intend to vigorously defend against them.

The SEC is conducting a non-public investigation to determine whether there have been violations of the federal securities laws relating to the trading of the Company’s securities and/or its public disclosures. The Company has fully cooperated with the SEC and continues to do so. The amount of time needed to resolve this matter is uncertain, and the Company cannot predict the outcome or whether it will face additional governmental inquiries or other actions.

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

9.     STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.

Dividends

The following tables summarize the Company’s cash dividend activity during 2019 and 2018 (in thousands, except per share data):

Declaration Date	Per Common Share	Amount	Payment Date
October 29, 2019 (special)	$0.40	$4,608	November 29, 2019
January 27, 2019 (special)	0.08	912	March 15, 2019
January 27, 2019	0.16	1,824	March 15, 2019
	$0.64	$7,344

Declaration Date	Per Common Share	Amount	Payment Date
October 21, 2018 (special)	$0.18	$2,048	November 23, 2018
October 21, 2018	0.16	1,820	November 23, 2018
July 18, 2018 (special)	0.25	2,844	August 24, 2018
July 18, 2018	0.15	1,707	August 24, 2018
April 17, 2018 (special)	1.76	20,022	May 25, 2018
April 17, 2018	0.14	1,592	May 25, 2018
February 6, 2018	0.13	1,479	March 9, 2018
	$2.77	$31,512

Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

On May 16, 2019, the Company’s Board of Directors authorized the Company to proceed with the purchase of up to $8.0 million in shares of common stock under the foregoing stock repurchase program. In connection therewith, the Company was advised that George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program through The George K. Broady 2012 Irrevocable Trust (the “Broady Trust”) on a basis roughly proportional to his family’s ownership interest in the Company (See Note 11). During May 2019, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $4.7 million. The stock repurchases, which included both open market purchases and the purchase of shares from the Broady Trust, were completed May 31, 2019 and resulted in the Company purchasing a total of 612,729 shares of its common stock for an aggregate purchase price of $6.7 million, plus transaction costs.

On August 6, 2019, the Company’s Board of Directors authorized the Company to proceed with additional purchases under the foregoing stock repurchase program in the open market. During August and September 2019, the Company purchased a total of 383,127 shares of common stock in the open market for an aggregate purchase price of $2.9 million, plus transaction costs. During December 2019, the Company purchased a total of 97,785 shares of common stock for an aggregate purchase price of $552,000, plus transaction costs.

As of December 31, 2019, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At December 31, 2019, 1,219,583 shares remained available for issuance under the 2016 Plan.

On February 1, 2019, the Company granted 22,603 shares of restricted common stock under the 2016 Plan to certain employees for the purpose of further aligning their interests with those of its stockholders and settling fiscal 2018 performance incentives totaling $377,000. The shares vest on a quarterly basis over the next three years and are subject to forfeiture in the event of an employee’s termination of service to the Company under specified circumstances.

On August 9, 2019 the Compensation Committee amended the LTI Plan to provide that all then unpaid cash benefits earned by currently employed participants under the LTI Plan with respect to performance periods that concluded on or prior to December 31, 2018 shall be paid in the form of an award of shares of restricted stock under the Company’s 2016 Equity Incentive Plan. Accordingly, on August 9, 2019, the Company awarded 1,117,485 shares of restricted common stock to certain of its employees (subject to quarterly vesting for the three-year period following the date of award) in lieu of aggregate unpaid cash benefits of $7.9 million earned under the LTI Plan for performance periods ending on or prior to December 31, 2018.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2017	58,032	$28.59
Granted	34,202	16.19
Vested	(46,748)	26.31
Nonvested at December 31, 2018	45,486	21.61
Granted	1,140,088	7.27
Vested	(227,892)	9.84
Nonvested at December 31, 2019	957,682	7.34

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for 2019 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2018	$(1,217)	$(33)	$(1,250)
Other comprehensive income (loss)	(28)	14	(14)
Balance, December 31, 2019	$(1,245)	$(19)	$(1,264)

10.     INCOME TAXES

The components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$(4,917)	$(3,391)
Foreign	(680)	37,912
Income (loss) before income taxes	$(5,597)	$34,521

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2019	2018
Current:
Federal	$399	$1,815
State	33	13
Foreign	398	1,300
Total current taxes	830	3,128
Deferred taxes	(816)	358
Income tax provision	$14	$3,486

A reconciliation of the reported income tax provision to the provision (benefit) that would result from applying the domestic federal statutory tax rate to pretax income (loss) is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Income tax at federal statutory rate	$(1,175)	$7,249
Effect of permanent differences	260	346
Goodwill impairment	375	—
Tax Cut & Jobs Act one-time transition tax	—	(738)
Global Intangible Low-Taxed Income	364	3,964
Change in valuation allowance	106	(9)
Foreign rate differential	13	(6,541)
Foreign tax credits	10	(786)
Other reconciling items	61	1
Income tax provision	$14	$3,486

Income (loss) before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2019	2018
Cayman Islands	—%	$(2,746)	$31,560
Hong Kong	16.5%	3,441	3,545
China	25.0%	(1,644)	2,725

Deferred income taxes consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$1,477	$183
Stock-based compensation	925	191
Operating lease liabilities	335	—
Accrued expenses	67	1,248
Other	6	11
Total deferred tax assets	2,810	1,633
Valuation allowance	(289)	(183)
Net deferred tax assets	2,521	1,450
Deferred tax liabilities:
Operating lease assets	(313)	—
Foreign deferreds	(202)	(186)
Other	(169)	(243)
Total deferred tax liabilities	(684)	(429)
Net deferred tax assets	$1,837	$1,021

The effective income tax rate for the year ended December 31, 2019 was impacted by permanent differences including a true-up of the Global Intangible Low-Taxed Income (“GILTI”) provision for the tax year ended December 31, 2018 and goodwill impairment for the year ended December 31, 2019.

As of December 31, 2019, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of December 31, 2019, the Company has a valuation allowance against certain foreign deferred tax assets. The Company is recording a valuation allowance in foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of December 31, 2019, the Company has U.S. federal net operating loss carryforwards of $3.6 million with no expiration. The Company has U.S. state net operating loss carryforwards of $2.4 million that begin expiring in 2040. At December 31, 2019, the Company has foreign net operating loss carryforwards of approximately $3.3 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of December 31, 2019, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods. Due to the U.S. Tax Cuts and Jobs Act in 2017, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2019.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey and Texas and various foreign jurisdictions. During the fourth quarter of 2018, the Company was notified that it was selected for audit of the 2016 tax year by the U.S. Internal Revenue Service. The audit was recently expanded to also include the 2017 and 2018 tax years. For purposes of this audit, fiscal years since 2007 are open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. No adjustments have been proposed at this time. The Company is no longer subject to state income tax examinations for years prior to 2015.

11.     RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under this agreement, the Company agreed to pay BHS a price per unit royalty in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide, with certain rights being exclusive outside the United States.  The Company recognized royalties of $96,000 and $327,000 during 2019 and 2018, respectively, under this agreement.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated at any time on 120 days’ notice or, under certain circumstances, with no notice. Otherwise, the agreement terminates March 31, 2020.

During each of 2019 and 2018, the Company procured in China and arranged for shipment to The Aberdeen Group, LLC (“Aberdeen”) one order of apparel products. Aberdeen is owned 40% by Sharng Holdings, which is wholly-owned by the Company’s president, Chris T. Sharng, and his wife, 40% by Mr. Broady, and 20% by an unrelated third party.  Aberdeen promptly paid the Company for the product and shipping cost incurred. Such orders were in the amount of $7,100 and $3,700 during 2019 and 2018, respectively. Given the Company’s provision of such product sourcing service to Aberdeen, Aberdeen also paid the Company a market-based fee consistent with the provision of such service of $420 and $220 for services performed during 2019 and 2018, respectively. The Company analyzed the nature of the transactions with Aberdeen to determine whether it could be construed a violation under the guidelines of Section 402 of the Sarbanes-Oxley Act of 2002. The Company, through advice from its legal counsel, concluded that there is not a reasonable possibility that the transactions with Aberdeen would be deemed a violation of Section 402. This relationship between the Company and Aberdeen ceased following the completion of the 2019 transaction, which occurred during the first fiscal quarter of 2019.

On May 17, 2019, the Company entered into a Stock Repurchase Agreement with The George K. Broady 2012 Irrevocable Trust (“Broady Trust”). Mr. Broady is the trustee and a beneficiary of the Broady Trust. The Stock Repurchase Agreement, which the Company and the Broady Trust entered into in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, provided for the Company’s purchase of common stock from the Broady Trust in off-the-market, private transactions at a rate of 0.4105 times the number of shares purchased by the Company’s broker in the open market as part of the stock repurchase program authorized by the Company’s Board of Directors on May 16, 2019. The Company’s purchases from the Broady Trust concluded on May 31, 2019, were completed at a per share purchase price equal to the weighted average price per share paid by the Company’s broker in its open-market purchases, and resulted in the purchase of 178,324 shares of common stock for an aggregate purchase price of $1.9 million. See Note 9.

12.     EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the following month of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2019 and 2018, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $85,000 and $87,000 for 2019 and 2018, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

13.    SEGMENT INFORMATION

The Company sells products to a member network that operates in a seamless manner from market to market, except for the China market where it sells to some consumers through an e-commerce platform, and the Russia and Kazakhstan market where the Company’s engagement of a third-party service provider results in a different economic structure than its other markets. Otherwise, the Company believes that all of its other operating segments have similar economic characteristics and are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. Therefore, the Company aggregates its other operating segments into a single reporting segment (the “Primary Reporting Segment”).

The Company reviews its net sales and operating income (loss) by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. As such, net sales and operating income (loss) are presented by reportable segment and assets and capital expenditures by operating segment are not presented. Segment operating income (loss) is adjusted for certain direct costs and commission allocation.

The Company’s operating information by geographic area are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net sales:
Primary Reporting Segment	$73,693	$183,298
China	2,941	7,744
Russia and Kazakhstan	980	868
Total net sales	$77,614	$191,910

Income (loss) from operations:
Primary Reporting Segment	$9,339	$45,851
China	(1,719)	2,579
Russia and Kazakhstan	(115)	(154)
Total income (loss) from operations for reportable segments	7,505	48,276
Unallocated corporate expenses	(14,528)	(14,544)
Other income, net	1,426	789
Income (loss) before income taxes	$(5,597)	$34,521

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net sales from external customers:
United States	$2,003	$3,637
Canada	1,048	1,710
Peru	2,380	1,635
Hong Kong[1]	62,724	169,452
China	2,941	7,744
Taiwan	3,126	3,964
South Korea	368	493
Russia and Kazakhstan	980	868
Europe	1,370	1,644
Other foreign countries	674	763
Total net sales	$77,614	$191,910

_____________________________
1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net sales by product and service:
Product sales	$73,048	$181,865
Freight and other	6,106	13,329
Less: sales returns	(1,540)	(3,284)
Total net sales	$77,614	$191,910

Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2019	2018
Long-lived assets:
United States	$379	$521
Hong Kong	135	145
China	57	61
Other foreign countries	164	207
Total long-lived assets	$735	$934

14.     SUBSEQUENT EVENTS

On February 10, 2020, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend was paid on March 6, 2020 to stockholders of record on February 25, 2020. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

In early 2020 an outbreak of the coronavirus (COVID-19) was identified in Wuhan, China.  The coronavirus has since spread within China and infections have been found in a number of countries around the world.  The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country.   The Company conducts significant business in or near Wuhan and in 2019 generated approximately 81% of its revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China.  While the scope and impact of the outbreak and related control measures are uncertain, the Company is taking steps to adapt some of its marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the outbreak. The Company also determined to move its first half major event from March into the second half of 2020, as the health and safety of its employees, members and customers is a top priority.  The severity of the impact on the Company will depend on future developments, including the duration and spread of the outbreak, and related control measures.  These disruptions are expected to negatively impact the Company’s operations and financial results for at least the first quarter of 2020, as well as the operations of the Company’s third party logistics providers within certain provinces in China. The Company will continue to assess the operational and financial impact for the remainder of the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2019 was effective.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During the fourth quarter of 2019, we completed an evaluation of the testing results of these and other controls related to the control environment which led to the material weakness and found the controls to be operating effectively. As the Company deemed these controls to be effective, management concluded that the material weakness in the Company’s internal control over financial reporting related to the review of shipment documentation was successfully remediated as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Natural Health Trends Corp.

Opinion on Internal Control over Financial Reporting

We have audited Natural Health Trends Corp.’s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 9, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 9, 2020

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2019.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2019.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2019.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2019.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2019.

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

NATURAL HEALTH TRENDS CORP.

Date: March 9, 2020	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	March 9, 2020
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	March 9, 2020
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	March 9, 2020
Randall A. Mason

/s/ George K. Broady	Director	March 9, 2020
George K. Broady

/s/ Kin Y. Chung	Director	March 9, 2020
Kin Y. Chung

/s/ Yiu T. Chan	Director	March 9, 2020
Yiu T. Chan

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Natural Health Trends Corp. (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 12, 2005).
3.2	Second Amended and Restated Bylaws of Natural Health Trends Corp. effective February 6, 2020 (filed herewith).
4.1
Specimen Certificate for shares of common stock, $.001 par value per share, of Natural Health Trends Corp. (incorporated by reference to Exhibit 4.01 to Annual Report on Form 10-K filed on May 8, 2006).

4.2	Description of Securities (filed herewith).
+10.1	Natural Health Trends Corp. 2016 Equity Incentive Plan (incorporated by reference to Appendix C to Definitive Proxy Statement filed on March 4, 2016).
+10.2	First Amendment to the Natural Health Trends Corp. 2016 Equity Incentive Plan dated October 10, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2019).
+10.3	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed March 4, 2016).
+10.4	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (Exempt Award to “U.S. Person” Under Regulation D) (filed herewith).
+10.5	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (Exempt Award to “Non-U.S. Person” Under Regulation S) (filed herewith).
+10.6	Natural Health Trends Corp. Annual Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Appendix A to Definitive Proxy Statement filed on March 4, 2016).
+10.7	Natural Health Trends Corp. 2014 Long-Term Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Appendix B to Definitive Proxy Statement filed on March 4, 2016).
+10.8
First Amendment to the Natural Health Trends Corp. 2014 Long-Term Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 10, 2017).

+10.9
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

+10.11
Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Timothy S. Davidson dated April 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2007).

+10.12
Form of Indemnification Agreement dated February 11, 2015, between Natural Health Trends Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 12, 2015).

10.13
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