Form 10-Q
period 2020-03-31
NATURAL HEALTH TRENDS CORP
filed 2020-05-06
CIK 912061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

At May 1, 2020, the number of shares outstanding of the registrant’s common stock was 11,422,539 shares.

NATURAL HEALTH TRENDS CORP.
Quarterly Report on Form 10-Q
March 31, 2020

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

For a summary of certain risks related to our business, see “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which includes the following:

•We could be adversely affected by management changes or an inability to attract and retain key management, directors and consultants;
•Because our Hong Kong operations account for a substantial portion of our overall business, and substantially all of our Hong Kong business is derived from the sale of products to members in China, any material adverse change in our business relating to either Hong Kong or China would likely have a material adverse impact on our overall business;
•Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong, and the negative impact on our operations and financial performance could continue or intensify;
•Our operations in China are subject to compliance with a myriad of applicable laws and regulations, and any actual or alleged violations of those laws or government actions otherwise directed at us could have a material adverse impact on our business and the value of our company;
•Our recent loss of a significant number of members is adversely affecting our business, and if we cannot stabilize or increase the number of members our business could be further negatively impacted;
•Epidemics, such as the 2020 coronavirus outbreak, or natural disasters, terrorist attacks or acts of war may seriously harm our business;
•We experienced negative operating cash flows during the year ended December 31, 2019, and if this trend continues it could have a material adverse effect on our business and our stock price;
•We are currently involved in, and may in the future face, lawsuits, claims, and governmental proceedings and inquiries that could harm our business;
•Although virtually all of our members are independent contractors, improper member actions that violate laws or regulations could harm our business;
•Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;
•The high level of competition in our industry could adversely affect our business;
•Challenges by third parties to the legality of our business operations could harm our business;
•An increase in the amount of compensation paid to members would reduce profitability;
•Currency exchange rate fluctuations could lower our revenue and net income;
•Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income;
•Transfer pricing regulations affect our business and results of operations;
•Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;
•Failure of new products to gain member and market acceptance could harm our business;
•New regulations governing the marketing and sale of nutritional supplements could harm our business;
•Regulations governing the production and marketing of our personal care products could harm our business;
•If we are found not to be in compliance with good manufacturing practices our operations could be harmed;
•Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;
•Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;

•We are subject to risks relating to product concentration and lack of revenue diversification;
•We rely on a limited number of independent third parties to manufacture and supply our products;
•Growth may be impeded by the political and economic risks of entering and operating in foreign markets;
•We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;
•Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition;
•We may be held responsible for certain taxes or assessments relating to the activities of our members and service providers, which could harm our financial condition and operating results;
•We may be unable to protect or use our intellectual property rights;
•We do not have a comprehensive product liability insurance program and product liability claims could hurt our business;
•Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business and the market price of our stock;
•We rely on and are subject to risks associated with our reliance upon information technology systems;
•System disruptions or failures, cybersecurity risks, and compromises of data could harm our business;
•Our systems, software and data reside on third-party servers, exposing us to risks that disruption or intrusion of those servers could temporarily or permanently interrupt our access and damage our business;
•Disappointing quarterly revenue or operating results could cause the price of our common stock to fall;
•Our common stock is particularly subject to volatility because of the industry and markets in which we operate;
•Our common stock continues to experience wide fluctuations in trading volumes and prices. This may make it more difficult for holders of our common stock to sell shares when they want and at prices they find attractive; and
•Future sales by us or our existing stockholders could depress the market price of our common stock.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our financial statements and the related notes.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,393	$96,035
Inventories	5,406	6,404
Other current assets	6,922	5,936
Total current assets	107,721	108,375
Property and equipment, net	649	735
Operating lease right-of-use assets	2,878	3,135
Restricted cash	505	3,390
Deferred tax asset	1,162	2,039
Other assets	754	823
Total assets	$113,669	$118,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$848	$680
Accrued commissions	2,341	2,931
Other accrued expenses	1,971	2,387
Deferred revenue	3,994	4,506
Amounts held in eWallets	12,823	12,938
Operating lease liabilities	1,549	1,655
Other current liabilities	1,275	1,205
Total current liabilities	24,801	26,302
Income taxes payable	15,365	15,365
Deferred tax liability	203	202
Operating lease liabilities	1,403	1,564
Total liabilities	41,772	43,433
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at March 31, 2020 and December 31, 2019	13	13
Additional paid-in capital	86,102	86,102
Retained earnings	13,259	16,117
Accumulated other comprehensive loss	(1,573)	(1,264)
Treasury stock, at cost; 1,556,875 shares at March 31, 2020 and December 31, 2019	(25,904)	(25,904)
Total stockholders’ equity	71,897	75,064
Total liabilities and stockholders’ equity	$113,669	$118,497

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$14,948	$19,328
Cost of sales	4,514	5,224
Gross profit	10,434	14,104
Operating expenses:
Commissions expense	6,603	9,498
Selling, general and administrative expenses	5,279	7,315
Total operating expenses	11,882	16,813
Loss from operations	(1,448)	(2,709)
Other income, net	93	432
Loss before income taxes	(1,355)	(2,277)
Income tax benefit	(782)	(354)
Net loss	$(573)	$(1,923)

Net loss per common share – basic and diluted	$(0.05)	$(0.17)
Weighted-average common shares outstanding – basic and diluted	10,483	11,333

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(573)	$(1,923)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(222)	259
Unrealized gains (losses) on available-for-sale securities	(87)	17
Comprehensive loss	$(882)	$(1,647)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, Except Share Data)

Three months ended March 31, 2020

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2019	—	$—	12,979,414	$13	$86,102	$16,117	$(1,264)	(1,556,875)	$(25,904)	$75,064
Net loss	—	—	—	—	—	(573)	—	—	—	(573)
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	—	—	(222)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(87)	—	—	(87)
BALANCE, March 31, 2020	—	$—	12,979,414	$13	$86,102	$13,259	$(1,573)	(1,556,875)	$(25,904)	$71,897

Three months ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
BALANCE, December 31, 2018	—	$—	12,979,414	$13	$86,415	$44,431	$(1,250)	(1,603,322)	$(39,748)	$89,861
Net loss	—	—	—	—	—	(1,923)	—	—	—	(1,923)
Common stock issued	—	—	—	—	(166)	—	—	22,603	543	377
Dividends declared, $0.24/share	—	—	—	—	—	(2,736)	—	—	—	(2,736)
Foreign currency translation adjustments	—	—	—	—	—	—	259	—	—	259
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	17	—	—	17
BALANCE, March 31, 2019	—	$—	12,979,414	$13	$86,249	$39,772	$(974)	(1,580,719)	$(39,205)	$85,855

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(573)	$(1,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	93
Noncash lease expense	418	447
Deferred income taxes	869	—
Changes in assets and liabilities:
Inventories	1,001	(192)
Other current assets	(1,033)	(1,159)
Other assets	52	(2)
Accounts payable	168	(174)
Accrued commissions	(528)	(3,575)
Other accrued expenses	(398)	(795)
Deferred revenue	(521)	(3,030)
Amounts held in eWallets	(175)	(142)
Operating lease liabilities	(440)	(499)
Other current liabilities	75	(241)
Long-term incentive	—	(158)
Net cash used in operating activities	(990)	(11,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12)	(46)
Net cash used in investing activities	(12)	(46)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,285)	(2,736)
Net cash used in financing activities	(2,285)	(2,736)
Effect of exchange rates on cash, cash equivalents and restricted cash	(240)	248
Net decrease in cash, cash equivalents and restricted cash	(3,527)	(13,884)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	99,425	135,651
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$95,898	$121,767
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$—	$377
Right-of-use assets obtained in exchange for operating lease liabilities	$194	$4,462

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 9, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million ($2.9 million at December 31, 2019) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund. The Company received a refund of this deposit in March 2020 in connection with the withdrawal of its application.

Net Loss Per Common Share

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 940,476 and 57,894 shares were not included for the three months ended March 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies, removes, and adds certain disclosure requirements on fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company elected to early adopt the new standard during the first quarter of 2020. Such adoption did not have a material impact on the Company’s consolidated financial statement.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 9% of sales.  Sales returns were 2% of sales for each of the three months ended March 31, 2020 and 2019, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue for the three months ended March 31, 2020 is primarily due to $2.4 million of revenue recognized during the quarter that was included in deferred revenue as of December 31, 2019 offset by $2.0 million of cash payments received for unshipped product during the quarter. See Note 3 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 10 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Product sales	$14,011	$18,523
Freight and other	1,084	1,500
Less: sales returns	(147)	(695)
Total net sales	$14,948	$19,328

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three months ended March 31, 2020 and 2019. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash, cash equivalents and restricted cash:
Cash	$13,668	$13,720
Cash equivalents	81,725	82,315
	95,393	96,035
Restricted cash	505	3,390
	$95,898	$99,425
Inventories:
Finished goods	$4,765	$6,142
Raw materials	1,283	1,249
Reserve for obsolescence	(642)	(987)
	$5,406	$6,404
Other accrued expenses:
Sales returns	$238	$373
Employee-related expense	1,064	1,258
Warehousing, inventory-related and other	669	756
	$1,971	$2,387
Deferred revenue:
Unshipped product	$1,948	$2,390
Auto ship advances	1,933	1,985
Other	113	131
	$3,994	$4,506

4. FAIR VALUE MEASUREMENTS

As of March 31, 2020, cash and cash equivalents include the Company’s investments in municipal and corporate debt securities, money market funds, and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at March 31, 2020 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents at the end of each period were as follows (in thousands):

		March 31, 2020			December 31, 2019
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$1,017	$—	$1,017	$11,659	$—	$11,659
Time deposits	Level 2	14,860	—	14,860	13,544	—	13,544
Municipal debt securities	Level 2	14,059	(7)	14,052	347	—	347
Corporate debt securities	Level 2	51,895	(99)	51,796	56,784	(19)	56,765
Total investments		$81,831	$(106)	$81,725	$82,334	$(19)	$82,315

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

5. STOCKHOLDERS’ EQUITY

Dividends

On February 10, 2020, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend was paid on March 6, 2020 to stockholders of record on February 25, 2020. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of March 31, 2020, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At March 31, 2020, 1,219,583 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2019	957,682	$7.34
Vested	(97,861)	7.53
Nonvested at March 31, 2020	859,821	7.32

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first three months of 2020 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2019	$(1,245)	$(19)	$(1,264)
Other comprehensive loss	(222)	(87)	(309)
Balance, March 31, 2020	$(1,467)	$(106)	$(1,573)

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

The components of lease cost for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating leases	$469	$509
Short-term leases	83	66
Total lease cost	$552	$575

Cash paid for amounts included in the measurement of operating leases liabilities was $479,000 and $511,000 for the three months ended March 31, 2020 and 2019, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of March 31, 2020 were as follows:

Weighted-average remaining lease term (in years)	3.0
Weighted-average discount rate	5.5%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of March 31, 2020 were as follows (in thousands):

Remainder of 2020	$1,311
2021	799
2022	496
2023	254
2024	227
Thereafter	173
Total lease payments	$3,260
Less: imputed interest	(308)
Present value of lease liabilities	$2,952

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

7. INCOME TAXES

The effective income tax rate for the three months ended March 31, 2020 includes an estimate for the Global Intangible Low-Taxed Income (“GILTI”) inclusion along with recording the effect of the U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted on March 27, 2020. The CARES Act makes broad changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, the ability to carry net operating losses generated in tax years 2018, 2019 or 2020 back to the each of the five tax years preceding the tax year of such loss.

As of March 31, 2020, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of March 31, 2020, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of March 31, 2020, the Company has U.S. federal net operating losses of $3.6 million which are expected to be fully utilized to offset taxable income from the tax year ended December 31, 2016. The Company has U.S. state net operating loss carryforwards of $2.4 million that begin expiring in 2040. At March 31, 2020, the Company has foreign net operating loss carryforwards of approximately $3.3 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of March 31, 2020, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of March 31, 2020 have already been repatriated. Due to the U.S. Tax Cuts and Jobs Act in 2017, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2020.

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

8. COMMITMENTS AND CONTINGENCIES

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163. On May 3, 2019, the court issued an order appointing Xia Yang as lead plaintiff and appointing The Rosen Law Firm, P.A. as lead counsel. On June 3, 2019, lead plaintiff filed an amended complaint. On January 17, 2020, after briefing and oral argument on the Company’s motion to dismiss, the court issued an order dismissing the entire action with prejudice and ordering that judgment be entered for defendants. On February 14, 2020, plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On April 9, 2020, plaintiff filed a stipulated motion for voluntary dismissal of her appeal, concluding this matter.

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

9. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. Such royalties were $15,000 and $27,000 for the three months ended March 31, 2020 and 2019, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. An amendment to the agreement effective March 20, 2020 extends the term of the agreement for an additional five years to March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales:
Primary Reporting Segment	$14,008	$18,054
China	698	1,056
Russia and Kazakhstan	242	218
Total net sales	$14,948	$19,328

Income (loss) from operations:
Primary Reporting Segment	$1,315	$822
China	(83)	(311)
Russia and Kazakhstan	(82)	(25)
Total income from operations for reportable segments	1,150	486
Unallocated corporate expenses	(2,598)	(3,195)
Other income, net	93	432
Loss before income taxes	$(1,355)	$(2,277)

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales from external customers:
United States	$491	$541
Canada	261	286
Peru	360	688
Hong Kong[1]	11,413	15,366
China	698	1,056
Taiwan	940	634
South Korea	127	106
Russia and Kazakhstan	242	218
Europe	233	343
Other foreign countries	183	90
Total net sales	$14,948	$19,328
_____________________________
1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

11. SUBSEQUENT EVENT

On May 4, 2020, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on May 29, 2020 to stockholders of record on May 19, 2020. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of March 31, 2020, we were conducting business through 56,490 active members, compared to 57,410 three months ago and 87,340 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 93% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 76% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. We have identified certain matters of potential noncompliance and are working on a continuing basis to satisfactorily address such matters. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see generally in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and more specifically under the captions “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”, and “Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling model in Hong Kong that generates revenue derived from the sale of products to members in Hong Kong and elsewhere, including China. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We understand that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. We applied to withdraw our application in November 2019, and the governmental authorities approved the withdrawal of our application shortly thereafter. In connection with the withdrawal of our application, we received a refund in March 2020 of a consumer protection fund deposit of CNY 20 million ($2.9 million) that we made upon the submission of our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

In late 2019 or early 2020 an outbreak of the coronavirus (COVID-19) was first identified in Wuhan, China. The coronavirus has since spread within China and in many countries around the world, and on March 11, 2020 the World Health Organization declared the coronavirus outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We conduct significant business in or near Wuhan and in 2019 generated approximately 81% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government has recently taken steps to reduce some of the restrictive measures that it imposed to control the coronavirus, while the governments of other countries in which we operate are working at various stages in their efforts to control the virus. The scope and impact of the pandemic and related control measures are uncertain, but we are taking steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the outbreak. We also determined to cancel our first-half major event that was to be held in March 2020, but hope to proceed with our second-half 2020 major event if allowed by the health and safety of our employees, members and customers. The severity of the impact on us of the pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our first quarter 2020 financial results, and we expect that our financial results for the remaining fiscal quarters of 2020 may be adversely affected. These disruptions have also adversely affected the operations of some of our third party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions. We will continue to assess the operational and financial impact of the coronavirus pandemic for the remainder of the year. See “Item 1A. Risk Factors - Epidemics, such as the 2020 coronavirus outbreak, or natural disasters, terrorists attacks or acts of war…”.

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

To date, the recently enacted tariffs and the trade disputes between the United States and China have not materially impacted our business, although they may have negatively impacted the value of the Chinese yuan, which has in turn negatively affected our Hong Kong revenues because the prices at which our Chinese members can purchase our products have effectively increased. In the event the trade disputes between the United States and China continue or intensify, our business could be negatively impacted in the future. For more information, see “Item 1A. Risk Factors - Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China…” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first three months of 2020 were substantially lower than the comparable period in 2019, and it’s likely that we will experience continued lower net sales on a year-over-year basis for the foreseeable future. The substantial decline in net sales during the first three months of 2020 resulted in a net loss for the three-month period ended March 31, 2020, as well as negative cash flows and a decreasing cash balance. We anticipate that our financial performance will be adversely impacted for the foreseeable future.

Statement of Operations Presentation

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

Member commissions are our most significant expense and are classified as an operating expense. Under our compensation plan, members are paid weekly commissions by our subsidiary in which they are enrolled, generally in their home country currency, for product purchases by their down-line member network across all geographic markets. Our China subsidiary maintains an e-commerce retail platform and does not pay commissions, although our Chinese members may participate in our compensation plan through our other subsidiaries. This “seamless” compensation plan enables a member located in one country to enroll other members located in other countries where we are authorized to conduct our business. Currently, there are basically two ways in which our members can earn income:

•through commissions paid on the accumulated bonus volume from product purchases made by their down-line members and customers; and

•through retail profits on sales of products purchased by members at wholesale prices and resold at retail prices (for purchasers in some of our smaller markets and purchasers from our China subsidiary, sales are for personal consumption only and income may not be earned through retail profits).

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first three months of 2020 and 2019, represented 44% and 49%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

The functional currency of our international subsidiaries is generally their local currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly into stockholders’ equity.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	30.2	27.0
Gross profit	69.8	73.0
Operating expenses:
Commissions expense	44.2	49.1
Selling, general and administrative expenses	35.3	37.9
Total operating expenses	79.5	87.0
Loss from operations	(9.7)	(14.0)
Other income, net	0.6	2.2
Loss before income taxes	(9.1)	(11.8)
Income tax benefit	(5.2)	(1.8)
Net loss	(3.9)%	(10.0)%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020		2019
Americas[1]	$1,112	7.4%	$1,515	7.8%
Hong Kong[2]	11,413	76.3	15,366	79.5
China	698	4.7	1,056	5.5
Taiwan	940	6.3	634	3.3
South Korea	127	0.8	106	0.5
Japan	58	0.4	44	0.2
Singapore	12	0.1	12	0.1
Malaysia	54	0.4	34	0.2
Russia and Kazakhstan	242	1.6	218	1.1
Europe	233	1.6	343	1.8
India	59	0.4	—	—
Total	$14,948	100.0%	$19,328	100.0%
1 United States, Canada, Mexico and Peru
2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

Net sales were $14.9 million for the three months ended March 31, 2020 compared with $19.3 million for the comparable period a year ago, a decrease of $4.4 million, or 23%.  Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $4.0 million, or 26%, over the comparable period a year ago. The decrease in our net sales primarily resulted from the impact of the coronavirus outbreak in China, and the related powerful measures implemented by the Chinese government to control the virus, including the required closure of some businesses and restrictions on public gatherings and travel. We believe that the decrease in our net sales can also be attributed to the continuing impact of China’s 100-day campaign and the related look-back review, including our voluntary decision in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events in China. Due to both of these factors, the operating environment for our business in China remains restrictive. Outside of our Hong Kong business, net sales decreased $427,000, or 11%, over the comparable three-month period a year ago, driven largely by a 34% decrease in our China e-commerce business, which was also impacted by the coronavirus outbreak, the 100-day campaign and our temporary suspension of activities. We also experienced net sales decreases in some of our other markets, as the coronavirus pandemic spread in a number of countries around the world.

As of March 31, 2020, deferred revenue was $4.0 million, which primarily consisted of $1.9 million pertaining to unshipped product orders and $1.9 million pertaining to auto ship advances.

Gross Profit

Gross profit was 69.8% of net sales for the three months ended March 31, 2020 compared with 73.0% of net sales for the three months ended March 31, 2019. The gross profit margin percentage decrease for the three month periods ended March 31, 2020 was primarily attributable to higher logistics costs and product promotions.

Commissions

Commissions were 44.2% of net sales for the three months ended March 31, 2020, compared with 49.1% of net sales for the three month period ended March 31, 2019. The decrease as a percentage of net sales for the three month period largely resulted from lower estimated costs for on-going incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.3 million for the three months ended March 31, 2020 compared with $7.3 million in the same period a year ago. The decrease in selling, general and administrative expenses during the 2020 three-month period as compared to the 2019 period is primarily due to a decrease in event costs, as we did not hold a first-half 2020 major event due to the coronavirus outbreak. Additionally, the decrease was due to lower employee-related expenses and professional fees.

Income Taxes

An income tax benefit of $782,000 and $354,000 was recognized during the three month periods ended March 31, 2020 and 2019, respectively. The increased tax benefit during 2020 is due primarily to the deferred tax asset adjustment necessary to reflect the net operating losses arising from the 2019 tax year, which is due to the CARES Act enacted in March 2020 (described below under “– Critical Accounting Policies and Estimates – Income Taxes”) are expected to be carried back to offset taxable income in tax year 2016.

Liquidity and Capital Resources

At March 31, 2020, our cash and cash equivalents totaled $95.4 million. Total cash and cash equivalents decreased by $642,000 from December 31, 2019 to March 31, 2020, primarily due to the dividends paid during the quarter and the net loss incurred, offset by the refund received in March 2020 in connection with the withdrawal of our Chinese direct selling license application. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2020, we had $81.7 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $11.9 million held in banks located within China subject to foreign currency controls.

As of March 31, 2020, the ratio of current assets to current liabilities was 4.34 to 1.00 and we had $82.9 million of working capital. Working capital as of March 31, 2020 increased $847,000 compared to our working capital as of December 31, 2019.

Cash used in operations was $990,000 for the first three months of 2020 compared with $11.3 million in the comparable period of 2019. The improvement in operating cash flows resulted primarily from a smaller loss incurred during 2020 and a decrease in accrued commission payments.

Cash flows used in investing activities totaled $12,000 and $46,000 during the first three months of 2020 and 2019, respectively.

Cash flows used in financing activities during the first three months of 2020 and 2019 consisted solely of dividend payments totaling $2.3 million and $2.7 million, respectively.

Subsequent to March 31, 2020, on May 4, 2020, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on May 29, 2020 to stockholders of record on May 19, 2020. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of March 31, 2020, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 9, 2020. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

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

Revenue Recognition. All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $1.9 million and $2.4 million at March 31, 2020 and December 31, 2019, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.9 million and $2.0 million at March 31, 2020 and December 31, 2019, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $2.3 million and $2.9 million at March 31, 2020 and December 31, 2019, respectively.

Income Taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of March 31, 2020, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of March 31, 2020, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because all earnings as of March 31, 2020 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2020.

The U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020. The CARES Act was enacted to provide tax relief to companies impacted by the COVID-19 pandemic. In addition to other broad changes, the CARES Act allows for a 5-year carryback period for net operating losses arising in tax years beginning after 2017 and before 2021, effectively taking advantage of differences in tax rate as a result of enactment of the Tax Act. We booked a tax benefit in the quarter ended March 31, 2020 due to the net operating loss generated in the taxable year ended December 31, 2019.

We estimate what our effective tax rate will be for the full fiscal year at each interim reporting period and record a quarterly tax provision based on that estimated effective tax rate. Throughout the year that estimated rate may change based on variations in our business, changes in our corporate structure, changes in the geographic mix and amount of income, applicable tax laws and regulations, communications with tax authorities, as well as our estimated and actual level of annual pre-tax income. We adjust our income tax provision in the reporting period in which the change in our estimated rate occurs so that the year-to-date provision is consistent with the anticipated annual tax rate. The Company’s effective tax rate projected for the year ending December 31, 2020 differs from the year ended December 31, 2019 primarily as a result of the CARES Act.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under smaller reporting company disclosure rules.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On January 8, 2019, the Company and its two executive officers were named in a putative securities class action filed in the United States District Court for the Central District of California, captioned Kauffman v. Natural Health Trends Corp., Case No. 2:19-cv-00163. On May 3, 2019, the court issued an order appointing Xia Yang as lead plaintiff and appointing The Rosen Law Firm, P.A. as lead counsel. On June 3, 2019, lead plaintiff filed an amended complaint. On January 17, 2020, after briefing and oral argument on the Company’s motion to dismiss, the court issued an order dismissing the entire action with prejudice and ordering that judgment be entered for defendants. On February 14, 2020, plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On April 9, 2020, plaintiff filed a stipulated motion for voluntary dismissal of her appeal, concluding this matter.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019.

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

NATURAL HEALTH TRENDS CORP.

Date: May 6, 2020	/s/ Timothy S. Davidson
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