Form 10-Q
period 2020-06-30
NATURAL HEALTH TRENDS CORP
filed 2020-08-05
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At July 31, 2020, the number of shares outstanding of the registrant’s common stock was 11,422,539 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

June 30, 2020

INDEX

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

•	Our recent loss of a significant number of members is adversely affecting our business, and if we cannot stabilize or increase the number of members our business could be further negatively impacted;
•	Epidemics, such as the 2020 coronavirus outbreak, or natural disasters, terrorist attacks or acts of war may seriously harm our business;
•	We experienced negative operating cash flows during the year ended December 31, 2019, and if this trend continues it could have a material adverse effect on our business and our stock price;
•	We are currently involved in, and may in the future face, lawsuits, claims, and governmental proceedings and inquiries that could harm our business;
•	Although virtually all of our members are independent contractors, improper member actions that violate laws or regulations could harm our business;
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

•	We may be held responsible for certain taxes or assessments relating to the activities of our members and service providers, which could harm our financial condition and operating results;
•	We may be unable to protect or use our intellectual property rights;
•	We do not have a comprehensive product liability insurance program and product liability claims could hurt our business;
•	Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business and the market price of our stock;
•	We rely on and are subject to risks associated with our reliance upon information technology systems;
•	System disruptions or failures, cybersecurity risks, and compromises of data could harm our business;
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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,206	$96,035
Inventories	4,114	6,404
Other current assets	5,057	5,936
Total current assets	102,377	108,375
Property and equipment, net	599	735
Operating lease right-of-use assets	3,096	3,135
Restricted cash	513	3,390
Deferred tax asset	1,163	2,039
Other assets	729	823
Total assets	$108,477	$118,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084	$680
Accrued commissions	3,113	2,931
Other accrued expenses	1,763	2,387
Deferred revenue	2,645	4,506
Amounts held in eWallets	11,438	12,938
Operating lease liabilities	1,247	1,655
Other current liabilities	1,438	1,205
Total current liabilities	22,728	26,302
Income taxes payable	13,748	15,365
Deferred tax liability	203	202
Operating lease liabilities	1,963	1,564
Total liabilities	38,642	43,433
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at June 30, 2020 and December 31, 2019	13	13
Additional paid-in capital	86,102	86,102
Retained earnings	11,008	16,117
Accumulated other comprehensive loss	(1,384)	(1,264)
Treasury stock, at cost; 1,556,875 shares at June 30, 2020 and December 31, 2019	(25,904)	(25,904)
Total stockholders’ equity	69,835	75,064
Total liabilities and stockholders’ equity	$108,477	$118,497

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$16,404	$23,428	$31,352	$42,756
Cost of sales	4,817	5,407	9,331	10,631
Gross profit	11,587	18,021	22,021	32,125
Operating expenses:
Commissions expense	7,113	11,398	13,716	20,896
Selling, general and administrative expenses	4,291	6,627	9,570	13,942
Total operating expenses	11,404	18,025	23,286	34,838
Income (loss) from operations	183	(4)	(1,265)	(2,713)
Other income, net	125	373	218	805
Income (loss) before income taxes	308	369	(1,047)	(1,908)
Income tax provision (benefit)	274	(28)	(508)	(382)
Net income (loss)	$34	$397	$(539)	$(1,526)
Net income (loss) per common share:
Basic	$0.00	$0.04	$(0.05)	$(0.14)
Diluted	$0.00	$0.04	$(0.05)	$(0.14)
Weighted-average common shares outstanding:
Basic	10,580	11,082	10,532	11,207
Diluted	11,424	11,135	10,532	11,207

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$34	$397	$(539)	$(1,526)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	84	(212)	(138)	47
Unrealized gains (losses) on available-for-sale securities	105	(6)	18	11
Comprehensive income (loss)	$223	$179	$(659)	$(1,468)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Six months ended June 30, 2020

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total

BALANCE, December 31, 2019	—	$—	12,979,414	$13	$86,102	$16,117	$(1,264)	(1,556,875)	$(25,904)	$75,064
Net loss	—	—	—	—	—	(573)	—	—	—	(573)
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	—	—	(222)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(87)	—	—	(87)
BALANCE, March 31, 2020	—	—	12,979,414	13	86,102	13,259	(1,573)	(1,556,875)	(25,904)	71,897
Net income	—	—	—	—	—	34	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	84	—	—	84
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	105	—	—	105
BALANCE, June 30, 2020	—	$—	12,979,414	$13	$86,102	$11,008	$(1,384)	(1,556,875)	$(25,904)	$69,835

Six months ended June 30, 2019

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
BALANCE, December 31, 2018	—	$—	12,979,414	$13	$86,415	$44,431	$(1,250)	(1,603,322)	$(39,748)	$89,861
Net loss	—	—	—	—	—	(1,923)	—	—	—	(1,923)
Common stock issued	—	—	—	—	(166)	—	—	22,603	543	377
Dividends declared, $0.24/share	—	—	—	—	—	(2,736)	—	—	—	(2,736)
Foreign currency translation adjustments	—	—	—	—	—	—	259	—	—	259
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	17	—	—	17
BALANCE, March 31, 2019	—	—	12,979,414	13	86,249	39,772	(974)	(1,580,719)	(39,205)	85,855
Net income	—	—	—	—	—	397	—	—	—	397
Repurchase of common stock	—	—	—	—	—	—	—	(612,729)	(6,682)	(6,682)
Foreign currency translation adjustments	—	—	—	—	—	—	(212)	—	—	(212)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(6)	—	—	(6)
BALANCE, June 30, 2019	—	$—	12,979,414	$13	$86,249	$40,169	$(1,192)	(2,193,448)	$(45,887)	$79,352

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(539)	$(1,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	189
Noncash lease expense	834	914
Deferred income taxes	870	(3)
Changes in assets and liabilities:
Inventories	2,314	1,881
Other current assets	845	(752)
Other assets	82	(35)
Accounts payable	402	(956)
Accrued commissions	212	(5,475)
Other accrued expenses	(617)	(1,946)
Deferred revenue	(1,872)	(3,409)
Amounts held in eWallets	(1,560)	(765)
Operating lease liabilities	(811)	(964)
Income taxes payable	(1,617)	(1,617)
Other current liabilities	237	(318)
Long-term incentive	—	(277)
Net cash used in operating activities	(1,018)	(15,059)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68)	(141)
Net cash used in investing activities	(68)	(141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(6,682)
Dividends paid	(4,570)	(2,736)
Net cash used in financing activities	(4,570)	(9,418)
Effect of exchange rates on cash, cash equivalents and restricted cash	(50)	73
Net decrease in cash, cash equivalents and restricted cash	(5,706)	(24,545)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	99,425	135,651
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$93,719	$111,106
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$—	$377
Right-of-use assets obtained in exchange for operating lease liabilities	$1,081	$4,697

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

The following tables illustrate the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2020			2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$34	10,580	$0.00	$397	11,082	$0.04
Effect of dilutive securities:
Non-vested restricted stock	—	844		—	53
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$34	11,424	$0.00	$397	11,135	$0.04

	Six Months Ended June 30,
	2020			2019
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per common share:
Net loss available to common stockholders	$(539)	10,532	$(0.05)	$(1,526)	11,207	$(0.14)
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	—
Diluted net loss per common share:
Net loss available to common stockholders plus assumed conversions	$(539)	10,532	$(0.05)	$(1,526)	11,207	$(0.14)

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 892,083 and 55,430 shares were not included for the six-month periods ended June 30, 2020 and 2019, respectively.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 10% of sales.  Sales returns were 2% of sales for each of the six-month periods ended June 30, 2020 and 2019, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue for the three months ended June 30, 2020 is primarily due to $1.9 million of revenue recognized during the quarter that was included in deferred revenue as of March 31, 2020 offset by $565,000 of cash payments received for unshipped product during the quarter. See Note 3 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 10 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales	$15,200	$22,100	$29,211	$40,623
Freight and other	1,454	1,745	2,538	3,245
Less: sales returns	(250)	(417)	(397)	(1,112)
Total net sales	$16,404	$23,428	$31,352	$42,756

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and six months ended June 30, 2020 and 2019. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash:
Cash	$14,020	$13,720
Cash equivalents	79,186	82,315
	93,206	96,035
Restricted cash	513	3,390
	$93,719	$99,425
Inventories:
Finished goods	$3,368	$6,142
Raw materials	1,253	1,249
Reserve for obsolescence	(507)	(987)
	$4,114	$6,404
Other accrued expenses:
Sales returns	$195	$373
Employee-related expense	994	1,258
Warehousing, inventory-related and other	574	756
	$1,763	$2,387
Deferred revenue:
Unshipped product	$584	$2,390
Auto ship advances	1,955	1,985
Other	106	131
	$2,645	$4,506

4. FAIR VALUE MEASUREMENTS

As of June 30, 2020, cash and cash equivalents include the Company’s investments in municipal and corporate debt securities, money market funds, and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2020 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents at the end of each period were as follows (in thousands):

		June 30, 2020			December 31, 2019
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level [1]	$35,607	$—	$35,607	$11,659	$—	$11,659
Time deposits	Level [2]	12,077	—	12,077	13,544	—	13,544
Municipal debt securities	Level [2]	31,198	—	31,198	347	—	347
Corporate debt securities	Level [2]	305	(1)	304	56,784	(19)	56,765
Total investments		$79,187	$(1)	$79,186	$82,334	$(19)	$82,315

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

5. LEASES

The Company leases 9,600 square feet of office space in Hong Kong and 4,900 square feet of office space in Rolling Hills Estates, California for its corporate staff.  In June 2020, the Company extended the Rolling Hills Estates office lease for an additional five years with a term now expiring in September 2030.  Effective July 1, 2020, the Company modified the terms of its largest Hong Kong office lease resulting in 10% monthly lease cost savings and a lease extension through June 2023. The modification will also result in an $831,000 increase in operating lease liability. To help further develop the market for its products in North America, the Company leases 2,400, 1,600 and 2,000 square feet of retail space in Monterey Park, California; Richmond, British Columbia; and Metuchen, New Jersey, respectively. The Monterey Park, Richmond and Metuchen locations have terms expiring in August 2020, February 2021, and November 2022, respectively.

The Company leases eight branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Singapore, Malaysia, Vietnam, Indonesia, Thailand, India, and the Cayman Islands. The Company also leases a multi-purpose facility and factory in Zhongshan, China. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third party logistics contracts contain a lease as the Company does not have the right to access the warehouses or move its inventories at will.

The components of lease cost for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating leases	$446	$523	$915	$1,032
Short-term leases	82	62	165	128
Total lease cost	$528	$585	$1,080	$1,160

Cash paid for amounts included in the measurement of operating leases liabilities was $421,000 and $577,000 for the three months ended  June 30, 2020 and 2019, respectively, and $900,000 and $1.1 million for the six months ended  June 30, 2020 and 2019, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of June 30, 2020 were as follows:

Weighted-average remaining lease term (in years)	6.1
Weighted-average discount rate	4.5%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Remainder of 2020	$816
2021	743
2022	477
2023	224
2024	193
Thereafter	1,186
Total lease payments	$3,639
Less: imputed interest	(429)
Present value of lease liabilities	$3,210

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

6. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2020 includes an estimate for the Global Intangible Low-Taxed Income (“GILTI”) inclusion along with recording the effect of the U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted on March 27, 2020. The CARES Act makes broad changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, the ability to carry net operating losses generated in tax years 2018, 2019 or 2020 back to the each of the five tax years preceding the tax year of such loss.

As of June 30, 2020, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of June 30, 2020, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of June 30, 2020, the Company has U.S. federal net operating losses of $3.6 million which are expected to be fully utilized to offset taxable income from the tax year ended December 31, 2016. The Company has U.S. state net operating loss carryforwards of $2.4 million that begin expiring in 2040. At June 30, 2020, the Company has foreign net operating loss carryforwards of approximately $3.3 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of June 30, 2020, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of June 30, 2020 have already been repatriated. Due to the U.S. Tax Cuts and Jobs Act in 2017, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2020.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey and Texas and various foreign jurisdictions. During the fourth quarter of 2018, the Company was notified that it was selected for audit of the 2016 tax year by the U.S. Internal Revenue Service. The audit was expanded to also include the 2017 and 2018 tax years. For purposes of this audit, fiscal years since 2007 are open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. No adjustments have been proposed at this time. The Company is no longer subject to state income tax examinations for years prior to 2015.

7. COMMITMENTS AND CONTINGENCIES

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

8. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the six months ended June 30, 2020 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
February 10, 2020	$0.20	$2,285	February 25, 2020	March 6, 2020
May 4, 2020	0.20	2,285	May 19, 2020	May 29, 2020
	$0.40	$4,570

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

On May 16, 2019, the Company’s Board of Directors authorized the Company to proceed with the purchase of up to $8.0 million in shares of common stock under the foregoing stock repurchase program. In connection therewith, the Company was advised that George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program through The George K. Broady 2012 Irrevocable Trust (the "Broady Trust") on a basis roughly proportional to his family’s ownership interest (see Note 9). During May 2019, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $4.7 million in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The open market repurchases were completed on May 31, 2019. The stock repurchases, which included both open market purchases and the purchase of shares from the Broady Trust, resulted in the Company purchasing a total of 612,729 shares of its common stock for an aggregate purchase price of $6.7 million, plus transaction costs.

As of June 30, 2020, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At June 30, 2020, 1,219,583 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2019	957,682	$7.34
Vested	(195,722)	$7.53
Nonvested at June 30, 2020	761,960	$7.29

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the six months of 2020 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2019	$(1,245)	$(19)	$(1,264)
Other comprehensive income (loss)	(138)	18	(120)
Balance, June 30, 2020	$(1,383)	$(1)	$(1,384)

9. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. Such royalties were $35,000 and $29,000 for the three months ended June 30, 2020 and 2019, respectively, and $50,000 and $56,000 for the six months ended June 30, 2020 and 2019, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. An amendment to the agreement effective March 20, 2020 extends the term of the agreement for an additional five years to March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

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

On May 17, 2019, the Company entered into a Stock Repurchase Agreement with The George K. Broady 2012 Irrevocable Trust (“Broady Trust”). Mr. Broady is the trustee and a beneficiary of the Broady Trust. The Stock Repurchase Agreement, which the Company and the Broady Trust entered into in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, provided for the Company’s purchase of common stock from the Broady Trust in off-the-market, private transactions at a rate of 0.4105 times the number of shares purchased by the Company’s broker in conjunction with the stock repurchase program authorized by the Company’s Board of Directors on May 16, 2019. The Company’s purchases from the Broady Trust concluded on May 31, 2019, were completed at a per share purchase price equal to the weighted average price per share paid by the Company’s broker in its open-market purchases, and resulted in the purchase of 178,324 shares of common stock for an aggregate purchase price of $1.9 million. See Note 8.

10.    SEGMENT INFORMATION

The Company sells products to a member network that operates in a seamless manner from market to market, except for the China market where it sells to some consumers through an e-commerce platform, and the Russia and Kazakhstan market where the Company’s engagement of a third-party service provider results in a different economic structure than its other markets. Otherwise, the Company believes that all of its other operating segments have similar economic characteristics and are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. Therefore, the Company aggregates its other operating segments (including its Hong Kong operating segment) into a single reporting segment (the “Primary Reporting Segment”).

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

The Company’s operating information by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Primary Reporting Segment	$15,416	$22,671	$29,424	$40,725
China	818	557	1,516	1,613
Russia and Kazakhstan	170	200	412	418
Total net sales	$16,404	$23,428	$31,352	$42,756

Income (loss) from operations:
Primary Reporting Segment	$2,008	$3,710	$3,323	$4,532
China	13	(424)	(70)	(735)
Russia and Kazakhstan	104	(31)	22	(56)
Total income from operations for reportable segments	2,125	3,255	3,275	3,741
Unallocated corporate expenses	(1,942)	(3,259)	(4,540)	(6,454)
Other income, net	125	373	218	805
Income (loss) before income taxes	$308	$369	$(1,047)	$(1,908)

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales from external customers:
United States	$372	$514	$863	$1,055
Canada	143	210	404	496
Peru	238	669	598	1,357
Hong Kong[1]	13,693	19,524	25,106	34,890
China	818	557	1,516	1,613
Taiwan	550	1,057	1,490	1,691
South Korea	41	84	168	190
Russia and Kazakhstan	170	200	412	418
Europe	255	331	488	674
Other foreign countries	124	282	307	372
Total net sales	$16,404	$23,428	$31,352	$42,756

1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

11. SUBSEQUENT EVENTS

Effective July 1, 2020, the Company modified the terms of one of its Hong Kong office leases.  See Note 5.

On August 3, 2020, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on August 28, 2020 to stockholders of record on August 18, 2020. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of June 30, 2020, we were conducting business through 54,370 active members, compared to 56,490 three months ago and 78,280 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 95% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 84% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. We have identified certain matters of potential noncompliance and are working on a continuing basis to satisfactorily address such matters. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see generally in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and more specifically under the captions “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”, and “Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

In late 2019 or early 2020 an outbreak of the coronavirus (COVID-19) was first identified in Wuhan, China. The coronavirus has since spread within China and in many countries around the world, and on March 11, 2020 the World Health Organization declared the coronavirus outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We conduct significant business in or near Wuhan and in 2019 generated approximately 81% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government has recently taken steps to reduce some of the restrictive measures that it imposed to control the coronavirus, while the governments of other countries in which we operate are working at various stages in their efforts to control the virus. The scope and impact of the pandemic and related control measures are uncertain, but we are taking steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the outbreak. We also determined to cancel both of our major member events planned for 2020, as protecting the health and safety of our members, employees, and customers remains paramount. The severity of the impact on us of the pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our financial results for the first two fiscal quarters of 2020, and we expect that our financial results for the remaining fiscal quarters of 2020 may be adversely affected. These disruptions have also adversely affected the operations of some of our third party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions. We will continue to assess the operational and financial impact of the coronavirus pandemic for the remainder of the year. See “Item 1A. Risk Factors - Epidemics, such as the 2020 coronavirus outbreak, or natural disasters, terrorists attacks or acts of war…” in our most recent Annual Report on Form 10-K.

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

To date, the recently enacted tariffs and the trade disputes between the United States and China have not materially impacted our business, although they may have negatively impacted the value of the Chinese yuan, which has in turn negatively affected our Hong Kong revenues because the prices at which our Chinese members can purchase our products have effectively increased. In the event that political and trade tensions involving the United States, China and Hong Kong continue or intensify, our business could be negatively impacted in the future. For more information, see “Item 1A. Risk Factors - The China legislature's recent passage of a national security law in Hong Kong...” in this Quarterly Report on Form 10-Q, and “Item 1A. Risk Factors - Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China…” in our most recent Annual Report on Form 10-K.

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first six months of 2020 were substantially lower than the comparable period in 2019, and it’s likely that we will experience continued lower net sales on a year-over-year basis for the foreseeable future. The substantial decline in net sales during the first six months of 2020 resulted in a net loss for the six-month period ended June 30, 2020, as well as negative cash flows and a decreasing cash balance. We anticipate that our financial performance will be adversely impacted for the foreseeable future.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first six months of 2020 and 2019, represented 44% and 49%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	29.4	23.1	29.8	24.9
Gross profit	70.6	76.9	70.2	75.1
Operating expenses:
Commissions expense	43.4	48.7	43.7	48.9
Selling, general and administrative expenses	26.1	28.3	30.5	32.6
Total operating expenses	69.5	77.0	74.2	81.5
Income (loss) from operations	1.1	(0.1)	(4.0)	(6.4)
Other income, net	0.8	1.6	0.7	1.9
Income (loss) before income taxes	1.9	1.5	(3.3)	(4.5)
Income tax provision (benefit)	1.7	(0.1)	(1.6)	(0.9)
Net income (loss)	0.2%	1.6%	(1.7)%	(3.6)%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Americas[1]	$753	4.6%	$1,393	5.9%	$1,865	5.9%	$2,908	6.8%
Hong Kong[2]	13,693	83.5	19,524	83.3	25,106	80.1	34,890	81.6
China	818	5.0	557	2.4	1,516	4.8	1,613	3.8
Taiwan	550	3.4	1,057	4.5	1,490	4.8	1,691	3.9
South Korea	41	0.2	84	0.4	168	0.5	190	0.4
Japan	56	0.3	50	0.2	114	0.4	94	0.2
Singapore	24	0.1	18	0.1	36	0.1	30	0.1
Malaysia	33	0.2	85	0.4	87	0.3	119	0.3
Russia and Kazakhstan	170	1.0	200	0.8	412	1.3	418	1.0
Europe	255	1.6	331	1.4	488	1.6	674	1.6
India	11	0.1	129	0.6	70	0.2	129	0.3
Total	$16,404	100.0%	$23,428	100.0%	$31,352	100.0%	$42,756	100.0%

1 United States, Canada, Mexico and Peru

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

Net sales were $16.4 million for the three months ended June 30, 2020 compared with $23.4 million for the comparable period a year ago, a decrease of $7.0 million, or 30%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $5.8 million, or 30%, over the comparable period a year ago. The decrease in our net sales primarily resulted from the impact of the coronavirus outbreak in China, and the related powerful measures implemented by the Chinese government to control the virus, including the required closure of some businesses and restrictions on public gatherings and travel. We believe that the decrease in our net sales can also be attributed to the continuing impact of China’s 100-day campaign and the related look-back review. Due to both of these factors, the operating environment for our business in China remains restrictive. Outside of our Hong Kong business, net sales decreased $1.2 million, or 31%, over the comparable three-month period a year ago due primarily to the spread of the coronavirus pandemic and efforts to control it in a number of countries around the world.

Net sales were $31.4 million for the six months ended June 30, 2020 compared with $42.8 million for the comparable period a year ago, a decrease of $11.4 million, or 27%, due to substantially the same factors that adversely affected net sales for the three months ended June 30, 2020.

As of June 30, 2020, deferred revenue was $2.6 million, which primarily consisted of $584,000 pertaining to unshipped product orders and $2.0 million pertaining to auto ship advances.

Gross Profit

Gross profit was 70.6% of net sales for the three months ended June 30, 2020 compared with 76.9% of net sales for the three months ended June 30, 2019, and 70.2% of net sales for the six months ended June 30, 2020 compared with 75.1% of net sales for the six months ended June 30, 2019. The gross profit margin percentage decrease for the three and six month periods ended June 30, 2020 was primarily attributable to higher logistics costs and product promotions.

Commissions

Commissions were 43.4% of net sales for the three months ended June 30, 2020, compared with 48.7% of net sales for the three month period ended June 30, 2019, and 43.7% of net sales for the six months ended June 30, 2020, compared with 48.9% for the comparable period a year ago. The decrease as a percentage of net sales for the three and six month periods ended June 30, 2020 largely resulted from lower estimated costs for on-going incentive programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.3 million for the three months ended June 30, 2020 compared with $6.6 million in the same period a year ago. For the six months ended June 30, 2020, selling, general and administrative expenses were $9.6 million compared with $13.9 million for the comparable period a year ago. The decrease in selling, general and administrative expenses during each of the three- and six-month periods as compared to the comparable periods in the prior year is primarily due to lower employee-related expenses and professional fees, as well as a decrease in event costs, as we did not hold a first-half 2020 major event due to the coronavirus outbreak.

Income Taxes

An income tax provision of $274,000 and an income tax benefit of $28,000 was recognized during the three month periods ended June 30, 2020 and 2019, respectively. An income tax benefit of $508,000 and $382,000 was recognized during the six month periods ended June 30, 2020 and 2019, respectively. The increased tax benefit during 2020 is due primarily to the deferred tax asset adjustment necessary to reflect the net operating losses arising from the 2019 tax year, which is due to the CARES Act enacted in March 2020 (described below under “– Critical Accounting Policies and Estimates – Income Taxes”) and are expected to be carried back to offset taxable income in tax year 2016.

Liquidity and Capital Resources

At June 30, 2020, our cash and cash equivalents totaled $93.2 million. Total cash and cash equivalents decreased by $2.8 million from December 31, 2019 to June 30, 2020, primarily due to the dividends paid during the first six months of 2020, offset by the refund received in March 2020 in connection with the withdrawal of our Chinese direct selling license application. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2020, we had $79.2 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $12.3 million held in banks located within China subject to foreign currency controls.

As of June 30, 2020, the ratio of current assets to current liabilities was 4.50 to 1.00 and we had $79.6 million of working capital. Working capital as of June 30, 2020 decreased $2.4 million compared to our working capital as of December 31, 2019.

Cash used in operations was $1.0 million for the first six months of 2020 compared with $15.1 million in the comparable period of 2019. The improvement in operating cash flows resulted primarily from a smaller loss incurred during 2020 and a decrease in accrued commission payments.

Cash flows used in investing activities totaled $68,000 and $141,000 during the first six months of 2020 and 2019, respectively.

Cash flows used in financing activities during the first six months of 2020 included the following dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
February 10, 2020	$0.20	$2,285	February 25, 2020	March 6, 2020
May 4, 2020	0.20	2,285	May 19, 2020	May 29, 2020
	$0.40	$4,570

Cash flows used in financing activities during the first six months of 2019 included the repurchase of common stock totaling $6.7 million and dividend payments totaling $2.7 million.

Subsequent to June 30, 2020, on August 3, 2020, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on August 28, 2020 to stockholders of record on August 18, 2020. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of June 30, 2020, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

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

Revenue Recognition. All revenue is recognized when the performance obligations under a contract are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product are recorded as deferred revenue. Such amounts totaled $584,000 and $2.4 million at June 30, 2020 and December 31, 2019, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $2.0 million at June 30, 2020 and December 31, 2019.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $3.1 million and $2.9 million at June 30, 2020 and December 31, 2019, respectively.

Income Taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of June 30, 2020, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of June 30, 2020, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because all earnings as of June 30, 2020 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2020.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for disclosure of a legal proceeding that has since been concluded.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019, except that we are now adding the following risk factor:

The China legislature’s recent passage of a national security law in Hong Kong may escalate political and trade tensions involving the U.S., China and Hong Kong, which could harm our business and adversely affect our financial performance.

On June 30, 2020, China’s legislature passed a national security law that changes the way Hong Kong has been governed since the territory was handed over by England to China in 1997. This law criminalizes secessionist activities, subversion, terrorism, and collusion with a foreign country or with external elements to endanger national security in Hong Kong. The U.S. State Department has announced that the U.S. no longer considers Hong Kong to have significant autonomy from China, and the U.S. administration is taking action to end many of the U.S. government’s special trade and economic relations with Hong Kong. Further, on July 14, 2020 the U.S. enacted the Hong Kong Autonomy Act, authorizing the U.S. administration to impose sanctions against individuals and entities determined to materially contribute to the erosion of Hong Kong's autonomy, as well as to punish financial institutions that facilitate certain significant transactions. These and other recent actions may represent an escalation in political and trade tensions involving the U.S, China and Hong Kong, which could harm our business. A continued deterioration in these political or economic relations or other future unforeseen problems could disrupt our China and Hong Kong operations (including our Hong Kong office and employees), adversely affect the distribution of our products, reduce our net sales, increase the cost of conducting our operations, or result in retaliatory actions against U.S. interests, any of which could have a material adverse effect on our results of operations, financial condition and business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Natural Health Trends Corp. dated March 21, 2005, and Certificate of Amendment to the Certificate of Incorporation dated May 15, 2020.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: August 5, 2020	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Natural Health Trends Corp. dated March 21, 2005, and Certificate of Amendment to the Certificate of Incorporation dated May 15, 2020.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)