Form 10-Q
period 2020-09-30
NATURAL HEALTH TRENDS CORP
filed 2020-11-04
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

132 Nathan Road

, Tsimshatsui

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

At October 30, 2020, the number of shares outstanding of the registrant’s common stock was 11,422,539 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

September 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,789	$96,035
Inventories	4,259	6,404
Other current assets	4,972	5,936
Total current assets	100,020	108,375
Property and equipment, net	581	735
Operating lease right-of-use assets	4,200	3,135
Restricted cash	517	3,390
Deferred tax asset	1,069	2,039
Other assets	701	823
Total assets	$107,088	$118,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887	$680
Accrued commissions	3,046	2,931
Other accrued expenses	1,786	2,387
Deferred revenue	3,477	4,506
Amounts held in eWallets	9,831	12,938
Operating lease liabilities	1,217	1,655
Other current liabilities	1,067	1,205
Total current liabilities	21,311	26,302
Income taxes payable	13,748	15,365
Deferred tax liability	203	202
Operating lease liabilities	3,150	1,564
Total liabilities	38,412	43,433
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at September 30, 2020 and December 31, 2019	13	13
Additional paid-in capital	86,102	86,102
Retained earnings	9,358	16,117
Accumulated other comprehensive loss	(893)	(1,264)
Treasury stock, at cost; 1,556,875 shares at September 30, 2020 and December 31, 2019	(25,904)	(25,904)
Total stockholders’ equity	68,676	75,064
Total liabilities and stockholders’ equity	$107,088	$118,497

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$14,124	$17,023	$45,476	$59,779
Cost of sales	3,635	4,371	12,966	15,002
Gross profit	10,489	12,652	32,510	44,777
Operating expenses:
Commissions expense	5,620	7,362	19,336	28,258
Selling, general and administrative expenses	4,201	6,354	13,771	20,296
Total operating expenses	9,821	13,716	33,107	48,554
Income (loss) from operations	668	(1,064)	(597)	(3,777)
Other income, net	385	323	603	1,128
Income (loss) before income taxes	1,053	(741)	6	(2,649)
Income tax provision (benefit)	418	502	(90)	120
Net income (loss)	$635	$(1,243)	$96	$(2,769)
Net income (loss) per common share:
Basic	$0.06	$(0.12)	$0.01	$(0.25)
Diluted	$0.06	$(0.12)	$0.01	$(0.25)
Weighted-average common shares outstanding:
Basic	10,678	10,623	10,581	11,010
Diluted	11,424	10,623	11,424	11,010

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$635	$(1,243)	$96	$(2,769)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	493	(584)	355	(537)
Unrealized gains (losses) on available-for-sale securities	(2)	12	16	23
Comprehensive income (loss)	$1,126	$(1,815)	$467	$(3,283)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Nine months ended September 30, 2020

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total

BALANCE, December 31, 2019	—	$—	12,979,414	$13	$86,102	$16,117	$(1,264)	(1,556,875)	$(25,904)	$75,064
Net loss	—	—	—	—	—	(573)	—	—	—	(573)
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	—	—	(222)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(87)	—	—	(87)
BALANCE, March 31, 2020	—	—	12,979,414	13	86,102	13,259	(1,573)	(1,556,875)	(25,904)	71,897
Net income	—	—	—	—	—	34	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	84	—	—	84
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	105	—	—	105
BALANCE, June 30, 2020	—	—	12,979,414	13	86,102	11,008	(1,384)	(1,556,875)	(25,904)	69,835
Net income	—	—	—	—	—	635	—	—	—	635
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	493	—	—	493
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(2)	—	—	(2)
BALANCE, September 30, 2020	—	$—	12,979,414	$13	$86,102	$9,358	$(893)	(1,556,875)	$(25,904)	$68,676

Nine months ended September 30, 2019

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
BALANCE, December 31, 2018	—	$—	12,979,414	$13	$86,415	$44,431	$(1,250)	(1,603,322)	$(39,748)	$89,861
Net loss	—	—	—	—	—	(1,923)	—	—	—	(1,923)
Common stock issued	—	—	—	—	(166)	—	—	22,603	543	377
Dividends declared, $0.24/share	—	—	—	—	—	(2,736)	—	—	—	(2,736)
Foreign currency translation adjustments	—	—	—	—	—	—	259	—	—	259
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	17	—	—	17
BALANCE, March 31, 2019	—	—	12,979,414	13	86,249	39,772	(974)	(1,580,719)	(39,205)	85,855
Net income	—	—	—	—	—	397	—	—	—	397
Repurchase of common stock	—	—	—	—	—	—	—	(612,729)	(6,682)	(6,682)
Foreign currency translation adjustments	—	—	—	—	—	—	(212)	—	—	(212)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(6)	—	—	(6)
BALANCE, June 30, 2019	—	—	12,979,414	13	86,249	40,169	(1,192)	(2,193,448)	(45,887)	79,352
Net loss	—	—	—	—	—	(1,243)	—	—	—	(1,243)
Repurchase of common stock	—	—	—	—	—	—	—	(383,127)	(2,882)	(2,882)
Common stock issued	—	—	—	—	(147)	(15,359)	—	1,117,485	23,418	7,912
Foreign currency translation adjustments	—	—	—	—	—	—	(584)	—	—	(584)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	12	—	—	12
BALANCE, September 30, 2019	—	$—	12,979,414	$13	$86,102	$23,567	$(1,764)	(1,459,090)	$(25,351)	$82,567

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$96	$(2,769)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	301	290
Noncash lease expense	1,199	1,336
Deferred income taxes	979	(3)
Changes in assets and liabilities:
Inventories	2,193	4,104
Other current assets	923	(1,674)
Other assets	120	2
Accounts payable	206	(1,002)
Accrued commissions	136	(8,683)
Other accrued expenses	(598)	(1,779)
Deferred revenue	(1,045)	(3,485)
Amounts held in eWallets	(3,163)	(1,508)
Operating lease liabilities	(1,120)	(1,392)
Income taxes payable	(1,617)	(1,617)
Other current liabilities	(140)	(235)
Long-term incentive	—	(333)
Net cash used in operating activities	(1,530)	(18,748)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(147)	(181)
Net cash used in investing activities	(147)	(181)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(9,564)
Dividends paid	(6,855)	(2,736)
Net cash used in financing activities	(6,855)	(12,300)
Effect of exchange rates on cash, cash equivalents and restricted cash	413	(428)
Net decrease in cash, cash equivalents and restricted cash	(8,119)	(31,657)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	99,425	135,651
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$91,306	$103,994
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Issuance of treasury stock for employee awards, net	$—	$8,289
Right-of-use assets obtained in exchange for operating lease liabilities	$2,724	$5,058

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

The following tables illustrate the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2020			2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$635	10,678	$0.06	$(1,243)	10,623	$(0.12)
Effect of dilutive securities:
Non-vested restricted stock	—	746		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed conversions	$635	11,424	$0.06	$(1,243)	10,623	$(0.12)

	Nine Months Ended September 30,
	2020			2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$96	10,581	$0.01	$(2,769)	11,010	$(0.25)
Effect of dilutive securities:
Non-vested restricted stock	—	843		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed conversions	$96	11,424	$0.01	$(2,769)	11,010	$(0.25)

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

2. REVENUE

Revenue Recognition

All revenue is recognized when the performance obligations under a contract, including any product vouchers sold on a stand-alone basis in Hong Kong, are satisfied. Product sales are recognized when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon the Company’s delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” The Company’s sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. These contracts are generally short-term in nature.

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 10% of sales.  Sales returns were 1% and 2% of sales for the nine months ended September 30, 2020 and 2019, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. The increase in deferred revenue from June 30, 2020 to September 30, 2020 is primarily due to an increase of $812,000 in the value of unshipped product orders and unredeemed vouchers. See Note 3 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 10 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales	$12,023	$15,732	$41,234	$56,355
Administrative fees, freight and other	2,316	1,468	4,854	4,713
Less: sales returns	(215)	(177)	(612)	(1,289)
Total net sales	$14,124	$17,023	$45,476	$59,779

During June 2020, the Company modified its fee structure associated with certain electronic (eWallet) accounts held by members in Hong Kong, resulting in increased administrative fees recognized as revenue during the three months ended September 30, 2020.

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and nine months ended September 30, 2020 and 2019. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	September 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash:
Cash	$22,408	$13,720
Cash equivalents	68,381	82,315
	90,789	96,035
Restricted cash	517	3,390
	$91,306	$99,425
Inventories:
Finished goods	$3,844	$6,142
Raw materials	836	1,249
Reserve for obsolescence	(421)	(987)
	$4,259	$6,404
Other accrued expenses:
Sales returns	$207	$373
Employee-related expense	941	1,258
Warehousing, inventory-related and other	638	756
	$1,786	$2,387
Deferred revenue:
Unshipped product and unredeemed product vouchers	$1,397	$2,390
Auto ship advances	1,971	1,985
Other	109	131
	$3,477	$4,506

4. FAIR VALUE MEASUREMENTS

As of September 30, 2020, cash and cash equivalents include the Company’s investments in municipal and corporate debt securities, money market funds, and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at September 30, 2020 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents at the end of each period were as follows (in thousands):

		September 30, 2020			December 31, 2019
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level [1]	$56,547	$—	$56,547	$11,659	$—	$11,659
Time deposits	Level [2]	5,000	—	5,000	13,544	—	13,544
Municipal debt securities	Level [2]	2,104	—	2,104	347	—	347
Corporate debt securities	Level [2]	4,732	(2)	4,730	56,784	(19)	56,765
Total investments		$68,383	$(2)	$68,381	$82,334	$(19)	$82,315

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

5. LEASES

The Company leases 9,600 square feet of office space in Hong Kong and 4,900 square feet of office space in Rolling Hills Estates, California for its corporate staff.  In June 2020, the Company extended the Rolling Hills Estates office lease for an additional five years with a term now expiring in September 2030.  Effective July 1, 2020, the Company modified the terms of its largest Hong Kong office lease resulting in 10% monthly lease cost savings and a lease extension through June 2023.  To help further develop the market for its products in North America, the Company leases 1,600 square feet of retail space in each of Rowland Heights, California and Richmond, British Columbia and 2,000 square feet of retail space in Metuchen, New Jersey. The Rowland Heights, Richmond and Metuchen locations have terms expiring in November 2025, February 2021, and November 2022, respectively.

The Company leases eight branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Singapore, Malaysia, Vietnam, Indonesia, Thailand, India, and the Cayman Islands. The Company also leases a factory in Zhongshan, China. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third party logistics contracts contain a lease as the Company does not have the right to access the warehouses or move its inventories at will.

The components of lease cost for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating leases	$377	$512	$1,292	$1,544
Short-term leases	72	73	237	201
Total lease cost	$449	$585	$1,529	$1,745

Cash paid for amounts included in the measurement of operating leases liabilities was $342,000 and $459,000 for the three months ended  September 30, 2020 and 2019, respectively, and $1.2 million and $1.5 million for the nine months ended  September 30, 2020 and 2019, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of September 30, 2020 were as follows:

Weighted-average remaining lease term (in years)	5.5
Weighted-average discount rate	3.5%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Remainder of 2020	$373
2021	1,245
2022	1,095
2023	582
2024	261
Thereafter	1,251
Total lease payments	$4,807
Less: imputed interest	(440)
Present value of lease liabilities	$4,367

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

6. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2020 includes an estimate for the Global Intangible Low-Taxed Income (“GILTI”) inclusion along with recording the effect of the U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted on March 27, 2020. The CARES Act makes broad changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, the ability to carry net operating losses generated in tax years 2018, 2019 or 2020 back to the each of the five tax years preceding the tax year of such loss.

As of September 30, 2020, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of September 30, 2020, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of September 30, 2020, the Company no longer has U.S. federal net operating losses due to its filing in August 2020 to carry back $3.6 million of losses generated in the tax year ended December 31, 2019 to offset taxable income from the tax year ended December 31, 2016. The Company has U.S. state net operating loss carryforwards of $2.4 million that begin expiring in 2040. At September 30, 2020, the Company has foreign net operating loss carryforwards of approximately $2.9 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of September 30, 2020, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of September 30, 2020 have already been repatriated. Due to the U.S. Tax Cuts and Jobs Act in 2017, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2020.

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

8. STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the Company’s cash dividend activity for the nine months ended September 30, 2020 (in thousands, except per share data):

Declaration Date	Per Share	Amount	Record Date	Payment Date
February 10, 2020	$0.20	$2,285	February 25, 2020	March 6, 2020
May 4, 2020	0.20	2,285	May 19, 2020	May 29, 2020
August 3, 2020	0.20	2,285	August 18, 2020	August 28, 2020
	$0.60	$6,855

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

As of September 30, 2020, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At September 30, 2020, 1,219,583 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2019	957,682	$7.34
Vested	(293,583)	$7.53
Nonvested at September 30, 2020	664,099	$7.25

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the nine months of 2020 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2019	$(1,245)	$(19)	$(1,264)
Other comprehensive income	355	16	371
Balance, September 30, 2020	$(890)	$(3)	$(893)

9. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is owner of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. Such royalties were $14,000 and $19,000 for the three months ended September 30, 2020 and 2019, respectively, and $64,000 and $75,000 for the nine months ended September 30, 2020 and 2019, respectively. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. An amendment to the agreement effective March 20, 2020 extends the term of the agreement for an additional five years to March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Primary Reporting Segment	$13,294	$16,254	$42,718	$56,979
China	640	525	2,156	2,138
Russia and Kazakhstan	190	244	602	662
Total net sales	$14,124	$17,023	$45,476	$59,779

Income (loss) from operations:
Primary Reporting Segment	$2,715	$2,974	$6,038	$7,506
China	134	(795)	64	(1,530)
Russia and Kazakhstan	(59)	(82)	(37)	(138)
Total income from operations for reportable segments	2,790	2,097	6,065	5,838
Unallocated corporate expenses	(2,122)	(3,161)	(6,662)	(9,615)
Other income, net	385	323	603	1,128
Income (loss) before income taxes	$1,053	$(741)	$6	$(2,649)

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales from external customers:
United States	$338	$551	$1,202	$1,607
Canada	132	313	536	808
Peru	357	581	954	1,938
Hong Kong[1]	11,132	13,575	36,238	48,465
China	640	525	2,156	2,138
Taiwan	771	649	2,261	2,340
South Korea	52	98	220	288
Russia and Kazakhstan	190	244	602	662
Europe	259	343	747	1,017
Other foreign countries	253	144	560	516
Total net sales	$14,124	$17,023	$45,476	$59,779

1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

11. SUBSEQUENT EVENT

On November 2, 2020, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on November 27, 2020 to stockholders of record on November 17, 2020. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of September 30, 2020, we were conducting business through 53,300 active members, compared to 54,370 three months ago and 68,150 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 94% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 79% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and potential inability to obtain necessary product registrations. We have identified certain matters of potential noncompliance and are working on a continuing basis to satisfactorily address such matters. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see generally in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and more specifically under the captions “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”, and “Our operations in China are subject to compliance with a myriad of applicable laws and regulations...”.

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

In late 2019 or early 2020 an outbreak of the coronavirus (COVID-19) was first identified in Wuhan, China. The coronavirus subsequently spread within China and in many countries around the world, and on March 11, 2020 the World Health Organization declared the coronavirus outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We conduct significant business in or near Wuhan and in 2019 generated approximately 81% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government has recently taken steps to reduce some of the restrictive measures that it imposed to control the coronavirus, while the governments of other countries in which we operate are working at various stages in their efforts to control the virus. The scope and impact of the pandemic and related control measures are uncertain, but we are taking steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the outbreak. We also determined to cancel both of our major member events planned for 2020, as protecting the health and safety of our members, employees, and customers remains paramount. The severity of the impact on us of the pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our financial results for the first three fiscal quarters of 2020, and we expect that our financial results for the foreseeable future will be adversely affected. These disruptions have also adversely affected the operations of some of our third party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions. We will continue to assess the operational and financial impact of the coronavirus pandemic for the remainder of the year. See “Item 1A. Risk Factors - Epidemics, such as the 2020 coronavirus outbreak, or natural disasters, terrorists attacks or acts of war…” in our most recent Annual Report on Form 10-K.

Recent political and social developments in Hong Kong are also adversely affecting our Hong Kong operations.

Although the recently enacted tariffs and the trade disputes between the United States and China have not materially impacted our business, to date, they may have negatively impacted the value of the Chinese yuan, which has in turn negatively affected our Hong Kong revenues because the prices at which our Chinese members can purchase our products have effectively increased. In the event that political and trade tensions involving the United States, China and Hong Kong continue or intensify, our business could be negatively impacted in the future. For more information, see “Item 1A. Risk Factors - The China legislature's recent passage of a national security law in Hong Kong...” in this Quarterly Report on Form 10-Q, and “Item 1A. Risk Factors - Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions, particularly China…” in our most recent Annual Report on Form 10-K.

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first nine months of 2020 were substantially lower than the comparable period in 2019, and it’s likely that we will experience continued lower net sales on a year-over-year basis for the foreseeable future. The substantial decline in net sales during the first nine months of 2020 resulted in a loss from operations for the nine-month period ended September 30, 2020, as well as negative cash flows and a decreasing cash balance. We anticipate that our financial performance will be adversely impacted for the foreseeable future.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first nine months of 2020 and 2019, represented 43% and 47%, respectively, of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.7	25.7	28.5	25.1
Gross profit	74.3	74.3	71.5	74.9
Operating expenses:
Commissions expense	39.8	43.2	42.5	47.3
Selling, general and administrative expenses	29.7	37.3	30.3	34.0
Total operating expenses	69.5	80.5	72.8	81.3
Income (loss) from operations	4.8	(6.2)	(1.3)	(6.4)
Other income, net	2.7	1.9	1.3	1.9
Income (loss) before income taxes	7.5	(4.3)	0.0	(4.5)
Income tax provision (benefit)	3.0	2.9	(0.2)	0.2
Net income (loss)	4.5%	(7.2)%	0.2%	(4.7)%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Americas[1]	$827	5.9%	$1,445	8.5%	$2,692	5.9%	$4,353	7.3%
Hong Kong[2]	11,132	78.8	13,575	79.7	36,238	79.7	48,465	81.0
China	640	4.5	525	3.1	2,156	4.8	2,138	3.6
Taiwan	771	5.5	649	3.8	2,261	5.0	2,340	3.9
South Korea	52	0.4	98	0.6	220	0.5	288	0.5
Japan	70	0.5	47	0.3	184	0.4	141	0.2
Singapore	19	0.1	13	0.1	55	0.1	43	0.1
Malaysia	111	0.8	51	0.3	198	0.4	170	0.3
Russia and Kazakhstan	190	1.3	244	1.4	602	1.3	662	1.1
Europe	259	1.8	343	2.0	747	1.6	1,017	1.7
India	53	0.4	33	0.2	123	0.3	162	0.3
Total	$14,124	100.0%	$17,023	100.0%	$45,476	100.0%	$59,779	100.0%

1 United States, Canada, Mexico and Peru

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

Net sales were $14.1 million for the three months ended September 30, 2020 compared with $17.0 million for the comparable period a year ago, a decrease of $2.9 million, or 17%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $2.4 million, or 18%, over the comparable period a year ago. This decrease in Hong Kong net sales was mitigated by increased administrative fees of $1.2 million resulting from the modification of our fee structure associated with certain electronic (eWallet) accounts held by our Hong Kong members.  The overall decrease in our Hong Kong net sales primarily resulted from the impact of the coronavirus outbreak in China, and the related powerful measures implemented by the Chinese government to control the virus, including the required closure of some businesses and restrictions on public gatherings and travel. We believe that the decrease in our net sales can also be attributed to the continuing impact of China’s 100-day campaign and the related look-back review. Due to both of these factors, the operating environment for our business in China remains restrictive. Outside of our Hong Kong business, net sales decreased $456,000, or 13%, over the comparable three-month period a year ago due primarily to the spread of the coronavirus pandemic and efforts to control it in a number of countries around the world.

Net sales were $45.5 million for the nine months ended September 30, 2020 compared with $59.8 million for the comparable period a year ago, a decrease of $14.3 million, or 24%, due to substantially the same factors that adversely affected net sales for the three months ended September 30, 2020.

As of September 30, 2020, deferred revenue was $3.5 million, which primarily consisted of $1.4 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $2.0 million in auto ship advances.

Gross Profit

Gross profit was 74.3% of net sales for each of the three month periods ended September 30, 2020 and 2019, and 71.5% of net sales for the nine months ended September 30, 2020 compared with 74.9% of net sales for the nine months ended September 30, 2019. The gross profit margin percentage was consistent for the three month periods as higher logistics costs and product promotions incurred during the most recent quarter were offset by, as referenced above, the additional administrative fees recognized during the most recent quarter.  The gross profit margin percentage decrease for the nine month period ended September 30, 2020 was primarily attributable to higher logistics costs and product promotions throughout the current year period.

Commissions

Commissions were 39.8% of net sales for the three months ended September 30, 2020, compared with 43.2% of net sales for the three month period ended September 30, 2019, and 42.5% of net sales for the nine months ended September 30, 2020, compared with 47.3% for the comparable period a year ago. Excluding the additional administrative fee revenue recognized during the most recent quarter referred to above, commissions as a percentage of net sales were roughly consistent with the same period in the prior year.  The decrease in commissions as a percentage of net sales of the nine month period ended September 30, 2020 largely resulted from lower estimated costs for on-going incentive programs during the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.2 million for the three months ended September 30, 2020 compared with $6.4 million in the same period a year ago. For the nine months ended September 30, 2020, selling, general and administrative expenses were $13.8 million compared with $20.3 million for the comparable period a year ago. The decrease in selling, general and administrative expenses during each of the three- and nine-month periods as compared to the comparable periods in the prior year is primarily due to lower employee-related expenses and professional fees.  The decrease in the nine-month period is also due to a reduction in event costs as we did not hold a first-half 2020 major event due to the coronavirus outbreak.

Income Taxes

An income tax provision of $418,000 and $502,000 was recognized during the three month periods ended September 30, 2020 and 2019, respectively. An income tax benefit of $90,000 and an income tax provision of $120,000 was recognized during the nine month periods ended September 30, 2020 and 2019, respectively. The tax benefit during 2020 primarily results from a $512,000 deferred tax asset adjustment necessary to reflect the net operating losses arising from the 2019 tax year, which is due to the CARES Act enacted in March 2020 (described below under “– Critical Accounting Policies and Estimates – Income Taxes”) and which were carried back in August 2020 to offset taxable income in tax year 2016.

Liquidity and Capital Resources

At September 30, 2020, our cash and cash equivalents totaled $90.8 million. Total cash and cash equivalents decreased by $5.2 million from December 31, 2019 to September 30, 2020, primarily due to the dividends paid and the net cash used in operating activities during the first nine months of 2020, offset by the refund received in March 2020 in connection with the withdrawal of our Chinese direct selling license application. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2020, we had $68.4 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $13.4 million held in banks located within China subject to foreign currency controls.

As of September 30, 2020, the ratio of current assets to current liabilities was 4.69 to 1.00 and we had $78.7 million of working capital. Working capital as of September 30, 2020 decreased $3.4 million compared to our working capital as of December 31, 2019.

Cash used in operations was $1.5 million for the first nine months of 2020 compared with $18.7 million in the comparable period of 2019. The improvement in operating cash flows resulted primarily from a smaller operating loss incurred during 2020 and a decrease in accrued commission payments.

Cash flows used in investing activities totaled $147,000 and $181,000 during the first nine months of 2020 and 2019, respectively.

Cash flows used in financing activities during the first nine months of 2020 included the following dividend payments (in thousands, except per share amounts):

Declaration Date	Per Share	Amount	Record Date	Payment Date
February 10, 2020	$0.20	$2,285	February 25, 2020	March 6, 2020
May 4, 2020	0.20	2,285	May 19, 2020	May 29, 2020
August 3, 2020	0.20	2,285	August 18, 2020	August 28, 2020
	$0.60	$6,855

Cash flows used in financing activities during the first nine months of 2019 included the repurchase of common stock totaling $9.6 million and dividend payments totaling $2.7 million.

Subsequent to September 30, 2020, on November 2, 2020, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on November 27, 2020 to stockholders of record on November 17, 2020. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of September 30, 2020, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

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

Our priority is to focus our resources on investing in our most important markets, which we consider to be Greater China and countries where our existing members may have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe. We will continue to invest in our Mainland China entity for such purposes as establishing China-based manufacturing capabilities, increasing public awareness of our brand and our products, sourcing more Chinese-made products, building a chain of service stations, opening additional Healthy Lifestyle Centers or branch offices, adding local staffing and other requirements for a prospective China direct selling license application.

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

Revenue Recognition. All revenue is recognized when the performance obligations under a contract, including product vouchers sold on a stand-alone basis in Hong Kong, are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product orders and unredeemed product vouchers are recorded as deferred revenue. Such amounts totaled $1.4 million and $2.4 million at September 30, 2020 and December 31, 2019, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $2.0 million at September 30, 2020 and December 31, 2019.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $3.0 million and $2.9 million at September 30, 2020 and December 31, 2019, respectively.

Income Taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of September 30, 2020, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of September 30, 2020, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because all earnings as of September 30, 2020 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2020.

The U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020. The CARES Act was enacted to provide tax relief to companies impacted by the COVID-19 pandemic. In addition to other broad changes, the CARES Act allows for a 5-year carryback period for net operating losses arising in tax years beginning after 2017 and before 2021, effectively taking advantage of differences in tax rate as a result of enactment of the Tax Act. We booked a tax benefit of $512,000 during 2020 due to the net operating loss generated in the taxable year ended December 31, 2019.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

NATURAL HEALTH TRENDS CORP.

Date: November 4, 2020	/s/ Timothy S. Davidson
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