Form 10-K
period 2020-12-31
NATURAL HEALTH TRENDS CORP
filed 2021-02-26
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2020: $39,932,227

At February 22, 2021, the number of shares outstanding of the registrant’s common stock was 11,422,539 shares.

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

December 31, 2020

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

Our Principal Products

We offer a line of “NHT Global” branded products in seven distinct categories: wellness, herbal, beauty, lifestyle, home, baby, and daily. These product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

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

Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals

Premium Noni Juice, Triotein™, Cluster X2™, Children’s Chewable Multivitamin, ReStor Silver™, ReStor Vital™, Trifusion Max™, Glucosamine 2200™, FibeRich™, Energin, Enhanced Essential Probiotics, Omega-3 Essential Fatty Acids, StemRenu®, OcuFocus™, CurcuMore™, AdaptoGin™

Herbal
Products formulated incorporating ingredients commonly found in traditional Chinese medicine.	Herbal supplements	LivaPro™, Cordyceps Mycelia CS-4™, Purus, RespFactor™

Beauty

Products to help improve skin health and bring an appearance of youthful vibrancy. This product line includes age-defying and hydrating cleansers, creams, lotions, serums and toners to moisturize, protect and improve the appearance of skin.

Facial skin care and hand and body care

Skindulgence™ 30 Minute Firming System, Time Restore™ Eye Cream and Essence, BioCell SC Mask, Renaissance™ Rejuvenation Serum, Valesce™, Floraeda Hydrating Series, Botanical Hand Protector™, Airelle® Exfoliating Cleanser, Airelle® Age-Defying Facial Serum, Airelle® Intense Hydrating Repair Complex, Airelle® Age-Defying Eye & Lip Treatment, Airelle® Hydrating Manuka Mask, Color Awakening Lipstick™, Adamas™ Brightening Series, Moisturizing Cleansing Gel, Micellion Cleansing Water

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura Lux™ by NHT Global, Valura Lux™, LaVie™, TwinSlim™ Probiotics, NaturalGlo™

Home
Products designed to create a clean and natural living environment for the home.	Home appliances	Air Purifier, AquaPur Desktop Water Purifier

Baby
Products uniquely formulated with gentle ingredients from nature for infants and babies.	Infant and toddler bath and body care	Moisturizing Lotion and Bubble Cleanser

Daily
Daily care products designed to cleanse and protect the body and promote personal hygiene.	Oral care, hair care, and body care	FE Enzyme Toothpaste™, Bontanesse™ Series, Smart Sonic Toothbrush

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

We believe we have a competitive business model applicable to the markets in which we conduct business based on six key competencies:

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

•	We have developed a year-round, multi-faceted promotional plan that targets different segments of our membership.

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

	December 31,
	2020	2019
Americas[1]	4,760	7,150
Hong Kong (including those members residing in China)[2]	41,130	43,930
Taiwan	2,550	2,550
South Korea	90	120
Japan	220	130
Singapore	50	60
Malaysia	240	170
Russia and Kazakhstan	1,340	950
Europe	1,300	1,670
India	550	680
Total	52,230	57,410

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

Recent Disruptions to our Business

Our normal business operations have recently been disrupted by a series of events, including the Chinese government’s 100-day campaign focused on companies involved in the sale of health products in China, recent political and social developments in Hong Kong, and the COVID-19 pandemic and related measures to control it. See “Item 1A. Risk Factors - Our business in China is subject to compliance with a myriad of applicable laws and regulations...”, “Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong….”, “Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorists attacks or acts of war…”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview.”

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

Employees

At December 31, 2020, we employed 145 total full-time employees worldwide, of which 93 were located in Greater China (Hong Kong, China, and Taiwan), 31 in the Americas (United States, Canada, Cayman Islands, and Peru), four in Europe, four in India, four in Malaysia, two in South Korea, three in Russia, two in Japan, one in Singapore, and one in Vietnam.

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

Through product training meetings, regular conventions, web-based messages, member focus groups, regular telephone conference calls and other personal contacts with members, we seek to understand and satisfy the needs of our members. Via our platform, we may provide product fulfillment and tracking services that result in user-friendly and timely product distribution.

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

Technology and Internet Initiatives

We believe that the internet is important to our business as more consumers communicate online and purchase products over the internet as opposed to traditional retail and direct sales channels. As a result, we have committed significant resources to our e-commerce capabilities and the abilities of our members to take advantage of the internet. Substantially all of our sales take place via the internet. We offer a global platform that allows a member to have a personalized replicating website through which he or she can sell products in all of the countries in which we do business. Links to these websites can be found at our main website for members at www.nhtglobal.com. The information provided on these websites should not be considered part of this report.

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

Our compliance and member services department reviews reports of alleged member misbehavior. If we determine that a member has violated our member policies or procedures, we may terminate the member’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the membership, fines, withholding commissions, until specified conditions are satisfied or other appropriate injunctive relief. Virtually all of our members are independent contractors, not employees, and may act independently of us. Further, our members may resign or terminate their membership at any time without notice. See “Item 1A. Risk Factors - Our recent loss of a significant number of members is adversely affecting our business...”.

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

China has direct selling and anti-pyramiding regulations that are restrictive and contain various limitations, including a restriction on the ability to pay multi-level compensation to independent members and engage in certain member recruitment activities. The regulatory environment in China is complex, and our business in China can receive regulatory and media attention.

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

We believe that neither our Hong Kong-based e-commerce direct selling platform nor our e-commerce retail platform in China require a direct selling license in China, which we currently do not hold. We previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We understand that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. We applied to withdraw our application in November 2019, and the governmental authorities approved the withdrawal of our application shortly thereafter. In connection with the withdrawal of our application, we received a refund in March 2020 of a consumer protection fund deposit of CNY 20 million ($2.9 million) that we made upon submission of our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so.

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

Our personal care products are subject to various laws and regulations that regulate cosmetic products and set forth regulations for determining whether a product can be marketed as a “cosmetic” or requires further approval as an over-the-counter (OTC) cosmetic. In the United States, regulation of cosmetics is under the jurisdiction of the FDA and the FTC.  The Food, Drug and Cosmetic Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.”  Among the products included in this definition are skin moisturizers, eye and facial makeup preparations, perfumes, lipsticks, fingernail polishes, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as any material intended for use as a component of a cosmetic product.  Conversely, a product will not be considered a cosmetic, but may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body. A product’s intended use can be surmised from marketing or product claims.  The other markets in which we conduct business have similar regulations.  Additionally, the requirement that claims for products must be truthful and substantiated is enforced by the FTC.

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

The markets in which we conduct business all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  These regulations may require us to either modify a product or refrain from selling the product in a given market. As a result, we must regularly modify the ingredients and/or the levels of ingredients in our products to ensure all applicable regulatory restrictions are addressed.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether. There has been an increased movement in the United States and other markets to expand the regulation of dietary supplements. This could impose additional restrictions or requirements in the future.  Because of this increased regulatory focus, our internal regulatory staff has grown and review efforts have been enhanced in order to comply with our understanding of current regulations.

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

Most of our major markets also regulate advertising and product claims regarding the efficacy of products. This is particularly true with respect to our dietary supplements because we typically market them as foods or health functional foods. For example, in the United States, we are unable to claim that any of our nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. In the United States, the Dietary Supplement Health and Education Act, however, permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. Most of the other markets in which we conduct business have not adopted similar legislation, so distribution of U.S. products may be subject to more restrictive limitations on the claims we can make about our products in these markets.

China’s 100-Day Campaign Focusing on Health Products and Services

In January 2019 the Chinese government announced a 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign is specifically focused on the business practices of direct selling companies. During the campaign, we understand that the government is not issuing any additional direct selling licenses, is not issuing certifications of quality or other approvals of various healthcare products, and is reviewing its regulatory oversight of the industry. Although the 100-day campaign was due to expire on or about April 18, 2019, we are not aware of any information indicating that the campaign has formally concluded. However, on August 27, 2019, the Chinese government announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed. As a result, the business environment in China for health product companies continues to be challenging, which has recently been exacerbated by negative social media sentiment expressed for these types of companies.

The 100-day campaign, including its extension and aftermath, has and is expected to continue negatively impacting our business in China in the near-term, but we believe will ultimately benefit us and Chinese consumers in the long-term as purveyors of substandard products are driven from the market. See “Item 1A. Risk Factors - Our business in China is subject to compliance with a myriad of applicable laws and regulations...” and “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview.”

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

Our Industry

We are engaged in the direct selling industry, selling wellness, herbal, beauty, lifestyle, home, baby, and daily products. More specifically, we are engaged in what is called network marketing or multi-level marketing. This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, cosmetics and dietary supplements, or selling other types of consumer products. Generally, direct selling is based upon an organizational structure in which independent members purchasing a company’s products are compensated for sales made directly to consumers.

Our members are compensated based on sales generated by members they have enrolled and all subsequent members enrolled by their “down-line” network of members. The experience of the direct selling industry has been that once a sizeable network of members is established, new and alternative products and services can be offered to those members for sale to consumers and additional members.

Competition

The network marketing industry is very diverse, with giant multinational corporations as well as smaller, local operators, some of which are direct-selling subsidiaries of much larger conglomerates. Big network marketing companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Herbalife, Ltd, which have much greater name recognition and financial resources than we do and also have many more members. They are publicly traded and therefore serve as informational benchmarks, but we don’t overlap with them in terms of marketplace or product range. On the other hand, many medium- and small-sized privately held Chinese, Taiwanese and Hong Kong companies are fierce competitors and are much closer to directly competing with us. Also, a number of our former employees and members now work for competitors and sometimes try to use relationships and knowledge obtained to compete with us.

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

Business, Product and Market Risks, Including COVID-19 Risks

Because our Hong Kong operations account for a substantial portion of our overall business, and substantially all of our Hong Kong business is derived from the sale of products to members in China, any material adverse change in our business relating to either Hong Kong or China would likely have a material adverse impact on our overall business.

In 2020 and 2019, approximately 79% and 81% of our revenue, respectively, was generated in Hong Kong. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region, including the current economic challenges facing China and Hong Kong, are having and could in the future have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war may seriously harm our business.

Epidemics, natural disasters, terrorist attacks or acts of war may cause damage or disruption to us, our employees, our facilities and our members and customers, which could negatively impact our revenues, expenses and financial condition.  For example, in late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world, being declared a global pandemic by the World Health Organization in March 2020. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2020 generated approximately 79% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government has recently taken steps to reduce some of the restrictive measures that it imposed to control COVID-19, while the governments of other countries in which we operate are working at various stages to control the virus. The severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our financial results throughout 2020, and we expect that our financial results for the near-term may be adversely affected. These disruptions have also adversely affected the operations of our third-party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions.

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

Our headquarters and a significant number of our employees are based in Hong Kong, and our Hong Kong subsidiary generates a substantial portion of our overall business. Hong Kong has in recent years experienced significant political unrest and social strife, including a series of large-scale protests. These developments, along with the impact of the COVID-19 pandemic, recently led us to cease conducting member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that this action has negatively affected our operations and financial performance. If current conditions continue or further deteriorate, we anticipate that our business, financial condition and results of operations will be adversely affected.

We experienced negative operating cash flows during the year ended December 31, 2019, and only modest positive operating cash flows during the year ended December 31, 2020. Unless our operating cash flows improve, this negative financial performance it could have a material adverse effect on our business and our stock price.

We experienced negative operating cash flows during the year ended December 31, 2019, and only modest positive operating cash flows during the year ended December 31, 2020. This cash flow performance was primarily due to declines in our revenues being greater than the decreases in expenditures that we could manage. If we again experience negative operating cash flows or our cash balance is substantially diminished, we may not be able to continuing paying cash dividends to our stockholders, our ability to support our operations could be impaired and we may be required to seek debt or equity financing. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders. Negative operating cash flows could have a material adverse effect on our business, results of operations and financial condition, as well as our stock price, and could eventually threaten our solvency. Negative operating cash flows and any related adverse market perception may also negatively affect our ability to attract new members and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

Adverse publicity concerning any actual or claimed failure by us or our members to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing and distribution of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our ability to attract, motivate and retain members, which would negatively impact our ability to generate revenue.  There have been several instances where adverse publicity in China has harmed our business. For example, in January 2019 Central China Television (CCTV) aired a segment alleging, among other things, that we conduct an illegal pyramid scheme in China, and we believe that this media coverage had a short-term negative impact on our business. See “Risk Factors - Our business in China is subject to a myriad of applicable laws and regulations…”.

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

Although we have in recent years expanded our line of products, we derive at least 10% of our total revenue from each of our Premium Noni Juice, Enhanced Essential Probiotics and Triotein™ products. Further, we currently source each such product from a single supplier. If demand decreases significantly, government regulation restricts their sale, we are unable to adequately source or deliver the products, or we are unable to offer the products for any reason without suitable replacements, our business, financial condition and results of operations could be materially and adversely affected. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which could substantially impair our business, financial condition and results of operations.

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

We are subject to significant competition for the recruitment of members from other direct selling organizations, including those that market similar products.  Many of our competitors are substantially larger than we are, offer a wider array of products, have far greater financial resources and many more active members than we have.  Even more numerous are those medium- and small-sized, all privately held Chinese, Taiwanese and Hong Kong companies, some of which are direct-selling subsidiaries of much larger conglomerates, that are fierce competitors and are much closer to directly competing with us. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining members with our products, attractive compensation plan and other incentives.  We believe that we have an attractive product line and that our compensation and incentive programs provide our members with significant earning potential.  However, we cannot be sure that our programs for recruitment and retention of members will be successful.

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

All of our products are manufactured by a limited number of independent third parties.  There is no assurance that our current manufacturers will continue to reliably supply products to us at the level of quality we require.  If a key manufacturer suffers liquidity problems or experiences operational or other problems assisting with our products, our results could suffer.  In the event any of our third-party manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement manufacturing sources or replacement products.  There is no assurance that we will be able to obtain alternative manufacturing sources or products or be able to do so on a timely basis.  An extended interruption in the supply of certain of our products may result in a substantial loss of revenue.  In addition, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on revenue or result in increased product returns.

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

Also, it is difficult to assess the extent to which our products and sales techniques would be accepted or successful in any given country.  In addition to significant regulatory barriers, we may also encounter problems conducting operations in foreign markets with different cultures and legal systems from those elsewhere.  There are substantial uncertainties in many such legal systems around the world, including in China, which could limit our ability to enforce third-party contractual arrangements and have other negative consequences. We may also be required to reformulate certain of our products before commencing sales in a given country.  Once we have entered a market, we seek to adhere to the regulatory and legal requirements of that market.  No assurance can be given that we would be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers.  The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.  There can be no assurance that we would be able to obtain and retain necessary permits and approvals.

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

We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which requires annual management assessments of the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC’s Sarbanes-Oxley rules require us to include a report by management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. Although we review internal control over financial reporting in order to ensure compliance with the SEC’s Sarbanes-Oxley rules, if we fail to maintain effective internal control over financial reporting, we could be required to take costly and time-consuming corrective measures to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by stockholders. For instance, as described in “Item 9A. - Controls and Procedures” in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting as of December 31, 2018. Management, with oversight from the Audit Committee, implemented a plan to remediate this material weakness and completed remediation during 2019. While the existence of this material weakness did not result in a restatement of previously issued interim or annual consolidated financial statements, we incurred substantial costs and utilized meaningful resources to remediate the material weakness during 2019. Any future failure to maintain effective internal control over financial reporting could result in the foregoing identified consequences and could cause investors to lose confidence in our reported financial information and in our company and could cause a decline in the market price of our stock.

Management and Member Network Risks

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

We distribute our products through independent members, and we depend upon them directly for all of our sales in most of our markets. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of members, as well as a relatively small number of key members.  Our members may terminate their services with us at any time and, like most direct selling organizations, we have a high rate of attrition. We had 9% fewer active members at December 31, 2020, as compared to the end of 2019, and 41% fewer active members at the end of 2019 as compared to the end of 2018. Although our rate of loss of active members in 2020 was less than in 2019, we have not in recent years been as effective as in the past in replacing terminated members. These losses in the number of active members was a significant factor contributing to the decrease in our recent year-over-year sales. If we cannot stabilize or increase the number of our members, or if we lose one or more key member leaders, sales of our products could be further materially and adversely affected. The replacement of members could be difficult because, in our efforts to attract and retain members, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.

Our number of active members or their productivity could further decline in the future.  We cannot accurately predict fluctuations in the number or the productivity of members because we primarily rely upon existing members to train new members and to motivate new and existing members. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing members and to attract new members.

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

Given the size and diversity of our member force, we experience problems with members from time to time, especially with respect to our members in foreign markets. For example, if our members engage in illegal activities in China, those actions could be attributed to us. Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, are subject to significant regulatory discretion resulting in interpretations and enforcement that sometimes vary from province to province, among different levels of government, and from time to time. Members can be accused of violating one or more of the laws regulating these activities, notwithstanding training that we attempt to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this has led some existing members in China - who are signed up as members in Hong Kong - to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are managing this risk with more training and public relations efforts that are designed, among other things, to distinguish our company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our current business model, specifically.

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

We incur significant expense in the payment of compensation to our members, which represented approximately 42% and 46% of net sales during 2020 and 2019, respectively.  We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the type and scope of promotions and incentives, local promotional programs and business development agreements.  Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

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

Legal, Regulatory, Tax, Currency and Trade Policy Risks

Our business in China is subject to compliance with a myriad of applicable laws and regulations, and any actual or alleged violations of those laws or government actions otherwise directed at us could have a material adverse impact on our business and the value of our company.

In contrast to our operations in other parts of the world, our China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license and has also adopted anti-pyramid selling and multilevel marketing legislation. We operate an e-commerce direct selling platform in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties.  In addition, through a Chinese entity, we sell products in China using an e-commerce retail platform. Chinese members may elect to participate in either or both of the Chinese entity and the Hong Kong entity.

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

We continually evaluate our business in China and Hong Kong for compliance with applicable laws and regulations, including seeking the input of outside professionals and certain Chinese authorities. This process can and has resulted in the identification of certain matters of potential noncompliance. We work on a continuing basis to satisfactorily address such matters, however there can be no assurance that adequate steps are taken or that applicable laws and regulations are properly interpreted.

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

Our business and the value of our company can be adversely affected by Chinese government scrutiny, even if that scrutiny does not result in investigations of our business. For example, one or more parties encouraged the Beijing City governmental authorities to conduct an investigation of our business, which resulted in a meeting in January 2016 involving members of our Beijing office staff, Beijing City governmental officials, and two complainants. Even though the Beijing City governmental officials advised our staff and the complainants at that meeting that there was insufficient evidence to warrant an investigation of us, mischaracterizations of the meeting immediately appeared in several “news reports.” Similarly, a subsequent meeting between several Guangzhou City government officials and members of our Guangzhou office staff that resulted in our providing routine information about our business to the government officials was mischaracterized in an online posting made immediately following the meeting. Although we remain in regular contact with Chinese government officials and take other steps to address the risks posed by these events, these government officials have significant discretion in the application and enforcement of laws and regulations. As a result, our business and the value of our company remain vulnerable to Chinese government scrutiny, whether or not initiated by third parties, which scrutiny could result in changes to our business and/or the Chinese or Hong Kong government taking action against us.

Various other factors could harm our business in Hong Kong and China, such as worsening economic conditions in Hong Kong or China, adverse developments relating to the industry in which we conduct our business, adverse local publicity, negative changes to our business and/or social media coverage, geopolitical or trade tensions between the U.S. and China or other events that may be out of our control. For example, in January 2019 the Chinese government announced a 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. During the campaign, we understand that the government is not issuing any additional direct selling licenses, is not issuing certifications of quality or other approvals of various healthcare products, and is reviewing its regulatory oversight of the industry. It is further understood that the campaign is specifically focused on the business practices of direct selling companies. Similarly, during the third quarter of 2007, we learned that the Chinese government was expected to impose a more intense enforcement program against illegal pyramid scheme activities (or “chain sale” activities in transliterated Chinese terms). In January 2019 we, like some of our peers, voluntarily decided to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China as we did in 2007. We did this because we learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies and did not want to run the risk of being inadvertently entangled in the government enforcement actions as the provincial and local government formulate and implement their interpretive guidance and rule-making. Although we have recently been able to relax some restrictions on member activities in certain markets, it may again in the future be necessary or advisable to suspend member activities or take similar actions, and the resulting periods of reduced activity may have a material adverse effect on our business.

Although the 100-day campaign was due to expire on or about April 18, 2019, we are not aware of any information indicating that the campaign has formally concluded. However, on August 27, 2019, the Chinese government announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed. As a result, the business environment in China for health product companies continues to be challenging, which has recently been exacerbated by negative social media sentiment expressed for these types of companies. We believe that the campaign, as well as its extension and aftermath (including the look-back review), will continue to negatively impact our business in China in the near-term, but will ultimately benefit us and Chinese consumers as purveyors of substandard products are driven from the market.

Although we attempt to work closely with both national and local Chinese governmental agencies in conducting our business, our efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of direct selling, pyramid selling or multi-level marketing legislation, subjective interpretations of laws and regulations, and activities by individual members that may violate laws notwithstanding our policies prohibiting such activities.

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

Changes in government trade and economic policies, including the imposition or threatened imposition of tariffs and other restrictive trade policies, and ongoing political and economic disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States has in recent years enacted tariffs on certain items. Further, there are ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, particularly China, have implemented tariffs on U.S. imports or otherwise imposed non-tariff barriers such as slow-walking custom clearance of American-made products in response to these U.S. actions. These developments, together with the threat of new tariffs and other restrictive trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, adversely affect trade and economic relations between China and the United States.

Tensions between China and the United States have become particularly acute following the China legislature’s passage of a national security law in June 2020 that changes the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law criminalizes secessionist activities, subversion, terrorism, and collusion with a foreign country or with external elements to endanger national security in Hong Kong. The U.S. State Department has announced that the U.S. no longer considers Hong Kong to have significant autonomy from China, and the U.S. administration is taking action to end many of the U.S. government’s special trade and economic relations with Hong Kong. Further, on July 14, 2020 the U.S. enacted the Hong Kong Autonomy Act (and the U.S. President issued a related Executive Order), authorizing the U.S. administration to impose sanctions against individuals and entities determined to materially contribute to the erosion of Hong Kong's autonomy, as well as to punish financial institutions that facilitate certain significant transactions.   The U.S. has since imposed sanctions on a number of individuals, and China has responded in kind.  These and other recent actions may represent an escalation in political and economic tensions involving the U.S, China and Hong Kong, which could harm our business. A continued deterioration in these political or economic relations or other future unforeseen problems could disrupt our China and Hong Kong business (including our Hong Kong office and employees), adversely affect the distribution of our products, reduce our net sales, increase the cost of conducting our operations, or result in retaliatory actions against U.S. interests, any of which could have a material adverse effect on our results of operations, financial condition and business.

In addition, any actions by non-U.S. markets to implement further trade or economic policy changes, including limiting foreign investment or trade, imposing currency controls restricting the international transfer of funds, increasing regulatory scrutiny or taking other actions which impact U.S. companies' ability to obtain necessary licenses or approvals could negatively impact our business.

Trade and economic policy changes are subject to a number of uncertainties and are only one part of the larger dynamic of political and economic relations amongst countries. The ultimate reaction of other countries, and the individuals in each of these countries, and the impact of actions on the United States, China, Hong Kong, the global economy and our business, financial condition and results of operations, cannot be predicted at this time.

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

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct our business in certain markets or the loss of necessary licenses.  This could be particularly detrimental to us if we have to change or modify the way we conduct business, or cannot conduct any business, in markets that represent a significant percentage of our revenue.

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

We are currently, and have in the past, been a party to lawsuits, claims and governmental proceedings and inquiries. Prosecuting and defending these matters may require significant expense and attention of our management and can expose us to adverse publicity, regardless of the outcome. Further, in the event of an adverse outcome, we could be required to pay substantial damages, fines or penalties and cease or be prevented from conducting certain practices or activities.

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

Currency exchange rate fluctuations could lower our revenue and net income.

In 2020, 96% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries generally use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Thai baht, Indian rupee, Canadian dollar, Mexican peso, Peruvian sol and European euro collectively represented approximately 18% and 10% of our revenue in 2020 and 2019, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, India, Canada, Central America, South America and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on our members’ purchasing power.

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

We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity by the Department of Justice ("DOJ") and the SEC relating to certain countries in which we have business, including China. For example, in 2017, a U.S. based direct selling company announced that it was the target of an investigation being conducted by the SEC to determine whether certain activities related to the direct selling company's operations in China violated the FCPA. Also, in 2017, another U.S. based direct selling company announced that it had initiated a voluntary probe of its operations in China to determine if violations of the FCPA had occurred.

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

If our suppliers’ product liability insurance fails to cover product liability claims or other product liability claims, or any product liability claims exceeds the amount of coverage provided by such policies or if we are unsuccessful in any third-party claim against the manufacturer or if we are unsuccessful in collecting any judgment that may be recovered by us against the manufacturer, we could be required to pay substantial monetary damages which could materially harm our business, financial condition and results of operations. As a result, we may become required to pay high premiums and accept high deductibles in order to secure adequate insurance coverage in the future.  Especially since we do not have direct product liability insurance, it is possible that product liability claims and the resulting adverse publicity could negatively affect our business.

Intellectual Property, Information Technology and Cybersecurity Risks

We may be unable to protect or use our intellectual property rights.

We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection of our confidential information and trademarks.  Moreover, the laws of some countries in which we market our products, including China, may not afford effective protection of our intellectual property rights.  The unauthorized copying, use or other misappropriation of our confidential information, trademarks and other intellectual property could enable third parties to benefit from such property without paying us for it.  This could have a material adverse effect on our business, operating results and financial condition.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, expensive and result in inadequate remedies.  It is also possible that our use of our intellectual property rights could be found to infringe on prior rights of others and, in that event, we could be compelled to stop or modify the infringing use, which could be burdensome and expensive.

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

In any case, a data breach or other significant disruption of our information systems or those related to our third-party vendors, including as a result of cyber-attacks, could (1) disrupt the proper functioning of our systems and networks and therefore operations, (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of personal, confidential, sensitive or otherwise valuable data or other information, (3) result in a violation of applicable privacy, cybersecurity, data breach notification requirements under applicable laws, regulations and contractual provisions, subjecting us to additional regulatory scrutiny, and exposing us to possible fines, lawsuits and related financial liability, (4) require significant management attention and financial resources to investigate and remedy the breach or disruption, and (5) harm our reputation, cause a decrease in the number of our members and revenue, and otherwise damage our business.  The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

Common Stock Risks

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

The public market for our common stock has historically been very volatile experiencing wide fluctuations in trading volumes and prices. There are a number of factors that may contribute to this volatility, including the following:

•	active participation of speculative traders in our stock (including short sellers);

•	limited trading activity in our common stock;

•	the sale of a large number of shares of our common stock from time to time;

•	market rumors regarding our business operations;

•	government scrutiny of our business;

•	adverse publicity related to our business or industry; and

•	fluctuations in our operating results.

This market volatility for our stock may make it more difficult for holders of our stock to sell shares when they want and at prices they find attractive. There can be no assurance that a larger or more liquid market will be developed or maintained for our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

In January 2019 we relocated our corporate headquarters from Rolling Hills Estates, California, to Hong Kong. We renewed our lease for 7,300 square feet of office space in Hong Kong in July 2020 with a term expiring in June 2023. In June 2020, we extended our lease for 4,900 square feet of office space in Rolling Hills Estates, California with a term now expiring in September 2030. To help further develop the market for our products in North America, we lease retail space in Rowland Heights, California; Richmond, British Columbia; and Metuchen, New Jersey.

We lease eight branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Singapore, Malaysia, Vietnam, Indonesia, Thailand, India, and the Cayman Islands. We also lease a factory in Zhongshan, China. We contract with third parties for fulfillment and distribution operations in all of our international markets. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” On February 22, 2021, the closing price of our common stock as reported by Nasdaq was $7.04 per share.

At February 22, 2021, there were approximately 95 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

During 2021, the Company expects to pay a quarterly cash dividend of $0.20 on each share of common stock outstanding. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on the Company's results of operations, financial condition, capital requirements and other factors considered relevant by the Board of Directors.

Item 6. SELECTED FINANCIAL DATA

Not applicable under smaller reporting company disclosure rules.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Singapore, Malaysia, Thailand and Vietnam; South Korea; Japan; India; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider. See Note 12 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information about our net sales by geographic area.

As of December 31, 2020, we were conducting business through 52,230 active members, compared to 57,410 in 2019. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe. For further information regarding some of the risks associated with our loss of members, see “Item 1A. Risk Factors - Our recent loss of a significant number of members is adversely affecting our business…”.

We generate approximately 94% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 79% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our operations for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors,” and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...”, “Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong….”, and “Risk Factors - Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that generates revenue derived from the sale of products to members in Hong Kong and elsewhere, including China. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We understand that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. We applied to withdraw our application in November 2019, and the governmental authorities approved the withdrawal of our application shortly thereafter. In connection with the withdrawal of our application, we received a refund in March 2020 of a consumer protection fund deposit of CNY 20 million ($2.9 million) that we made upon the submission of our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

In January 2019, the Chinese government announced a 100-day campaign focused on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign is specifically focused on the business practices of direct selling companies. During the campaign, we understand that the government is not issuing any additional direct selling licenses, is not issuing certifications of quality or other approvals of various healthcare products, and is reviewing its regulatory oversight of the industry. Since it was implemented, the campaign and associated negative media coverage have had a significant adverse impact on our business, as consumers have widely curtailed their purchases within the affected industries. We, like some of our peers, voluntarily decided in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China. We did this because we learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies, and did not want to run the risk of being inadvertently entangled in government enforcement actions as the provincial and local governments formulate and implement their interpretive guidance and rule-making. Although we have recently been able to relax some restrictions on member activities in certain markets, it may again in the future be necessary or advisable to suspend member activities or take similar actions from time to time, and such periods of reduced activity may have a material adverse effect on our business.

Although the 100-day campaign was due to expire on or about April 18, 2019, we are not aware of any information indicating that the campaign has formally concluded. However, on August 27, 2019, the Chinese government announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed. As a result, the business environment in China for health product companies continues to be challenging, which has recently been exacerbated by negative social media sentiment expressed for these types of companies. We believe that the campaign, as well as its extension and aftermath (including the look-back review), will continue to negatively impact our business in China in the near-term, but will ultimately benefit us and Chinese consumers in the long-term as purveyors of substandard products are driven from the market.

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2020 generated approximately 79% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government has recently taken steps to reduce some of the restrictive measures that it imposed to control COVID-19, while the governments of other countries in which we operate are working at various stages in their efforts to control the virus. The scope and impact of the pandemic and related control measures are uncertain, but we have taken steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. We also canceled both of our major member events planned for 2020, although some relatively small member events were held in the second half of the year. The severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our financial results throughout 2020, and we expect that our financial results for the near-term may be adversely affected. For example, in February 2021 several coronavirus outbreaks caused the Chinese government to abruptly reintroduce restrictions on personal mobility and strongly discourage gathering and travel ahead of the Chinese New Year. These measures effectively lengthened the traditional holiday and reduced the number of working days in the first quarter of 2021, and may have a significant short-term effect on the level of our sales. The disruptions associated with the COVID-19 pandemic have also adversely affected the operations of some of our third-party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions. We will continue to assess the operational and financial impact of the COVID-19 pandemic. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorists attacks or acts of war…”.

Recent political and social developments in Hong Kong, along with the impact of the COVID-19 pandemic and related government control measures, are also adversely affecting our Hong Kong operations and recently led us to cease conducting member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that this action has negatively affected our operations and financial performance. If current conditions continue or further deteriorate, we anticipate that our business, financial condition and results of operations will be adversely affected. See “Item 1A. Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”.

Although the recently enacted tariffs and the trade disputes between the United States and China have not materially impacted our business to date, they may have negatively impacted the value of the Chinese yuan. For example, the value of the Chinese yuan relative to that of the U.S. dollar decreased during much of 2018 and 2019, which we believe negatively affected our Hong Kong revenues because the prices at which our Chinese members could purchase our products was effectively increased. In the event that political and trade tensions involving the United States, China and Hong Kong continue or intensify, our business could be negatively impacted in the future. For more information, see “Item 1A. Risk Factors,” and more specifically under the caption “Risk Factors - Changes in government trade and economic policies...”.

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for 2020 were substantially lower than 2019. The substantial decline in net sales during 2020 resulted in modest income from operations for the year, as well as modest positive operating cash flows. We anticipate that our financial performance for the near-term may continue to be adversely impacted.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for fiscal 2020 and 2019 represented 42% and 46% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

The functional currency of our international subsidiaries is generally their local currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into stockholders' equity.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	27.4	25.9
Gross profit	72.6	74.1
Operating expenses:
Commissions expense	42.2	45.8
Selling, general and administrative expenses	29.3	35.1
Goodwill impairment	—	2.3
Total operating expenses	71.5	83.2
Income (loss) from operations	1.1	(9.1)
Other income, net	1.3	1.8
Income (loss) before income taxes	2.4	(7.3)
Income tax provision	1.0	—
Net income (loss)	1.4%	(7.3)%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2020		2019
Americas[1]	$3,791	6.1%	$5,431	7.0%
Hong Kong[2]	49,169	79.2	62,724	80.8
China	2,940	4.7	2,941	3.8
Taiwan	3,034	4.9	3,126	4.0
South Korea	280	0.5	368	0.5
Japan	260	0.4	180	0.2
Singapore	76	0.1	72	0.1
Malaysia	282	0.5	220	0.3
Russia and Kazakhstan	888	1.4	980	1.2
Europe	1,050	1.7	1,370	1.8
India	301	0.5	202	0.3
Total	$62,071	100.0%	$77,614	100.0%

1 United States, Canada, Mexico and Peru.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.

Net sales were $62.1 million for the year ended December 31, 2020 compared with $77.6 million a year ago, a decrease of $15.5 million, or 20%.  Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $13.6 million, or 22%, over the prior year. This decrease in Hong Kong net sales was mitigated by increased administrative fees of $2.3 million resulting from the modification of our fee structure associated with certain electronic (eWallet) accounts held by our Hong Kong members.  The overall decrease in our Hong Kong net sales primarily resulted from the impact of the COVID-19 pandemic in China, and the related powerful measures implemented by the Chinese government to control the virus, including the required closure of some businesses and restrictions on public gatherings and travel. We believe that the decrease in our net sales can also be attributed to the continuing impact of China’s 100-day campaign and the related look-back review. Due to both of these factors, the operating environment for our business in China remains restrictive.

Outside of our Hong Kong business, net sales decreased $2.0 million, or 13%, compared with the prior year, due primarily to the spread of COVID-19 and efforts to control it in a number of countries around the world.

As of December 31, 2020, deferred revenue was $3.1 million, which primarily consisted of $1.0 million in unshipped product orders and unredeemed product vouchers, as well as $2.0 million pertaining to auto ship advances.

Gross Profit

Gross profit was 72.6% of net sales for the year ended December 31, 2020 compared with 74.1% of net sales for the year ended December 31, 2019. The gross profit margin percentage decrease was primarily attributable to higher logistics costs and product promotions, partially offset by, as referenced above, the additional administrative fees recognized as revenue in 2020.

Commissions Expense

Commissions were 42.2% of net sales for the year ended December 31, 2020 compared with 45.8% of net sales for the year ended December 31, 2019. The decrease in commissions as a percentage of net sales largely resulted from lower estimated costs for on-going incentive programs during the current year, as well as the additional administrative fees recognized as revenue in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.2 million for the year ended December 31, 2020 compared with $27.2 million for the year ended December 31, 2019. Selling, general and administrative expenses decreased by $9.0 million, or 33%, mainly due to lower employee-related expenses, professional fees, and event costs as we did not hold any major events in 2020 due to the COVID-19 pandemic.

Goodwill Impairment

An impairment charge of $1.8 million was recognized for the year ended December 31, 2019 due to the early adoption of Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Such impairment pertained to goodwill that arose from a merger transaction with MarketVision Communication Corp. in March 2004.

Income Taxes

An income tax provision of $647,000 was recognized for the year ended December 31, 2020 compared with $14,000 for the year ended December 31, 2019. The tax provision for 2020 includes an estimate for the Global Intangible Low-Taxed Income ("GILTI") inclusion, as well an income tax benefit of $512,000 from the carryback of net operating losses arising from the 2019 tax year under CARES Act enacted in March 2020 (described below under “– Critical Accounting Policies and Estimates – Income Taxes”), which were carried back in August 2020 to offset taxable income in tax year 2016. No GILTI inclusion was reflected in the 2019 tax provision due to losses in foreign jurisdictions.

Liquidity and Capital Resources

At December 31, 2020, our cash and cash equivalents totaled $92.4 million. Total cash and cash equivalents decreased by $3.7 million from December 31, 2019 to December 31, 2020, primarily due to cash dividends paid in 2020, offset by net cash provided by operating activities during the year and by the CNY 20 million ($2.9 million) refund received in March 2020 in connection with the withdrawal of our Chinese direct selling license application. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2020, we had $68.4 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $12.5 million held in banks located in China subject to foreign currency controls.

At December 31, 2020, the ratio of current assets to current liabilities was 4.64 to 1.00 and we had $78.2 million of working capital. Working capital as of December 31, 2020 decreased $3.8 million compared to our working capital as of December 31, 2019.

Cash provided by operations during 2020 was $1.9 million compared to $18.6 million cash used in operations during 2019. The improvement in operating cash flows resulted primarily from improved profitability during 2020 and a decrease in accrued commission payments.

Cash flows used in investing activities totaled $211,000 and $189,000 during 2020 and 2019, respectively.

Cash flows used in financing activities during 2020 included dividend payments of $0.20 per common share during each quarter of 2020, totaling an aggregate of $9.1 million. On February 8, 2021, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on March 5, 2021 to stockholders of record on February 23, 2021. During 2021, we expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on our results of operations, financial condition, capital requirements and other factors considered relevant by the Board of Directors.

Cash flows used in financing activities during 2019 included the repurchase of common stock totaling $10.1 million and dividend payments totaling $7.3 million. On May 16, 2019, the Company’s Board of Directors authorized the Company to proceed with the purchase of up to $8.0 million in shares of common stock under the foregoing stock repurchase program. In connection therewith, the Company was advised that George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program through The George K. Broady 2012 Irrevocable Trust (the “Broady Trust”) on a basis roughly proportional to his family’s ownership interest. During May 2019, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market. The stock repurchases, which included both open market purchases and the purchase of shares from the Broady Trust, resulted in the Company purchasing a total of 612,729 shares of its common stock for an aggregate purchase price of $6.7 million, plus transaction costs. On August 6, 2019, the Company’s Board of Directors authorized the Company to proceed with further purchases under the foregoing stock repurchase program. During August and September 2019, the Company purchased a total of 383,127 shares of common stock in the open market for an aggregate purchase price of $2.9 million, plus transaction costs. During December 2019, the Company purchased a total of 97,785 shares of common stock for an aggregate purchase price of $552,000, plus transaction costs.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2020, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

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

	2020				2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
(In Thousands, Except Per Share Data)
Net sales	$16,595	$14,124	$16,404	$14,948	$17,835	$17,023	$23,428	$19,328
Gross profit	12,571	10,489	11,587	10,434	12,733	12,652	18,021	14,104
Income (loss) from operations	1,266	668	183	(1,448)	(3,246)	(1,064)	(4)	(2,709)
Net income (loss)	747	635	34	(573)	(2,842)	(1,243)	397	(1,923)
Net income (loss) per common share:
Basic	$0.07	$0.06	$0.00	$(0.05)	$(0.27)	$(0.12)	$0.04	$(0.17)
Diluted	$0.07	$0.06	$0.00	$(0.05)	$(0.27)	$(0.12)	$0.04	$(0.17)

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

Revenue Recognition.  All revenue is recognized when the performance obligations under a contract, including product vouchers sold on a stand-alone basis in Hong Kong, are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product orders and unredeemed product vouchers are recorded as deferred revenue. Such amounts totaled $1.0 million and $2.4 million at December 31, 2020 and 2019, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $2.0 million at both December 31, 2020 and 2019.

Commissions Expense. Independent members earn commissions based on total personal and group bonus volume points per weekly sales period.  Each of our products are designated a specified number of bonus volume points, which is essentially a percentage of the product’s wholesale price.  We accrue commissions when earned and as the related revenue is recognized and pay commissions on product sales generally two weeks following the end of the weekly sales period.

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $3.5 million and $2.9 million at December 31, 2020 and 2019, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of December 31, 2020, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of December 31, 2020, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because the portion of all earnings which are no longer deemed reinvested indefinitely as of December 31, 2020 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2020.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Natural Health Trends Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commissions Expense and the Related Accrued Commissions

As described in Note 1 to the consolidated financial statements, the Company accrues weekly commissions when earned, and estimates and accrues all costs associated with certain incentives independent members may earn during a designated incentive period as the members meet the qualification requirements, which may range from several weeks to up to a year.

The principal consideration for our determination that performing procedures related to commissions expense and the related accrued commissions is a critical audit matter is there was significant judgment by management in determining the amounts to accrue for each of its member compensation programs, which in turn, led to significant audit judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to these accounts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of the Company’s estimation process relating to commission-based member incentives; (ii) testing the Company’s information technology general controls, including internal controls over the algorithm used to compute  commissions expense; (iii) performing analytical procedures on commissions expense as it relates to net sales; and (iv) testing the mathematical accuracy of the schedule of commissions expense and related accrued commissions prepared by management.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Los Angeles, CA

February 26, 2021

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$92,367	$96,035
Inventories	3,779	6,404
Other current assets	3,595	5,936
Total current assets	99,741	108,375
Property and equipment, net	539	735
Operating lease right-of-use assets	3,745	3,135
Restricted cash	525	3,390
Deferred tax asset	731	2,039
Other assets	661	823
Total assets	$105,942	$118,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580	$680
Income taxes payable	1,481	173
Accrued commissions	3,496	2,931
Other accrued expenses	1,922	2,387
Deferred revenue	3,091	4,506
Amounts held in eWallets	8,503	12,938
Operating lease liabilities	1,163	1,655
Other current liabilities	1,270	1,032
Total current liabilities	21,506	26,302
Income taxes payable	13,748	15,365
Deferred tax liability	216	202
Operating lease liabilities	2,775	1,564
Total liabilities	38,245	43,433
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2020 and 2019	13	13
Additional paid-in capital	86,102	86,102
Retained earnings	7,822	16,117
Accumulated other comprehensive loss	(336)	(1,264)
Treasury stock, at cost; 1,556,875 shares at December 31, 2020 and 2019	(25,904)	(25,904)
Total stockholders’ equity	67,697	75,064
Total liabilities and stockholders’ equity	$105,942	$118,497

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019
Net sales	$62,071	$77,614
Cost of sales	16,990	20,104
Gross profit	45,081	57,510
Operating expenses:
Commissions expense	26,204	35,549
Selling, general and administrative expenses	18,208	27,220
Goodwill impairment	—	1,764
Total operating expenses	44,412	64,533
Income (loss) from operations	669	(7,023)
Other income, net	821	1,426
Income (loss) before income taxes	1,490	(5,597)
Income tax provision	647	14
Net income (loss)	$843	$(5,611)
Net income (loss) per common share:
Basic	$0.08	$(0.52)
Diluted	$0.07	$(0.52)
Weighted-average number of common shares outstanding:
Basic	10,630	10,871
Diluted	11,424	10,871

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2020	2019
Net income (loss)	$843	$(5,611)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	920	(28)
Unrealized gains on available-for-sale securities	8	14
Comprehensive income (loss)	$1,771	$(5,625)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
BALANCE, December 31, 2018	—	$—	12,979,414	$13	$86,415	$44,431	$(1,250)	(1,603,322)	$(39,748)	$89,861
Net loss	—	—	—	—	—	(5,611)	—	—	—	(5,611)
Repurchase of common stock	—	—	—	—	—	—	—	(1,093,641)	(10,117)	(10,117)
Common stock issued	—	—	—	—	(313)	(15,359)	—	1,140,088	23,961	8,289
Dividends declared, $0.64/share	—	—	—	—	—	(7,344)	—	—	—	(7,344)
Foreign currency translation adjustments	—	—	—	—	—	—	(28)	—	—	(28)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	14	—	—	14
BALANCE, December 31, 2019	—	—	12,979,414	13	86,102	16,117	(1,264)	(1,556,875)	(25,904)	75,064
Net income	—	—	—	—	—	843	—	—	—	843
Dividends declared, $0.80/share	—	—	—	—	—	(9,138)	—	—	—	(9,138)
Foreign currency translation adjustments	—	—	—	—	—	—	920	—	—	920
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	8	—	—	8
BALANCE, December 31, 2020	—	$—	12,979,414	$13	$86,102	$7,822	$(336)	(1,556,875)	$(25,904)	$67,697

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$843	$(5,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	410	387
Noncash lease expense	1,532	1,760
Deferred income taxes	1,339	(820)
Goodwill impairment	—	1,764
Changes in assets and liabilities:
Inventories	2,700	5,820
Other current assets	2,322	(554)
Other assets	181	—
Accounts payable	(102)	(953)
Income taxes payable	(311)	(1,731)
Accrued commissions	566	(9,598)
Other accrued expenses	(471)	(2,797)
Deferred revenue	(1,433)	(2,315)
Amounts held in eWallets	(4,491)	(1,742)
Operating lease liabilities	(1,427)	(1,807)
Other current liabilities	227	(108)
Long-term incentive	—	(333)
Net cash provided by (used in) operating activities	1,885	(18,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(211)	(189)
Net cash used in investing activities	(211)	(189)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(10,117)
Dividends paid	(9,138)	(7,344)
Net cash used in financing activities	(9,138)	(17,461)
Effect of exchange rates on cash, cash equivalents and restricted cash	931	62
Net decrease in cash, cash equivalents and restricted cash	(6,533)	(36,226)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	99,425	135,651
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$92,892	$99,425
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes, net	$(2,097)	$1,985
Issuance of treasury stock for employee awards, net	$—	$8,289
Right-of-use assets obtained in exchange for operating lease liabilities	$2,747	$5,082

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

Reclassification

Certain income taxes payable balances have been reclassified in the prior year consolidated financial statements to conform to current year presentation. No change in total current liabilities occurred.

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

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s investments in municipal and corporate debt securities, money market funds, and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Debt securities classified as cash equivalents are required to be accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2020 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Restricted Cash

In June 2015, the Company funded a bank deposit account in the amount of CNY 20 million ($2.9 million at December 31, 2019) in anticipation of submitting a direct selling license application in China. Such deposit is required by Chinese laws to establish a consumer protection fund. The Company received a refund of this deposit in  March 2020 in connection with the withdrawal of its application. In November 2019, the Company funded a similar bank deposit account in the amount of VND 10 million ($433,000 and $432,000 at December 31, 2020 and 2019, respectively) for purposes of submitting a direct selling license application in Vietnam.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment, office software and capitalized internal-use software development costs and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are included in the statement of operations as selling, general and administrative expenses. Such expense totaled $410,000 and $387,000 during 2020 and 2019, respectively.

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

Goodwill

During the fourth quarter of 2019, the Company elected to early adopt the guidance of Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The Company estimated fair value based on market capitalization after considering recent trends in its stock price. Upon comparing such fair value with its carrying amount, the Company recognized an impairment loss of $1.8 million in December 2019.

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

Amounts Held in eWallets

The Company requires commission payments of certain members in Hong Kong and other markets to be first recorded into an electronic wallet (eWallet) account in lieu of being paid out directly to members. The eWallet functionality allows members to place new product orders utilizing eWallet available balance and/or request commission payout via multiple payment methods. Amounts held in eWallets are reflected on the balance sheet as a current liability.

Foreign Currency

The functional currency of the Company’s international subsidiaries is generally their local currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into stockholders' equity.

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $335,000 and $355,000 was recognized during 2020 and 2019, respectively.

Commissions Expense

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

Certain Risks and Concentrations

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country.   The Company has significant business in China and in 2020 generated approximately 79% of its revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China.  The Chinese government has recently taken steps to reduce some of the restrictive measures that it imposed to control COVID-19, while the governments of other countries in which the Company operates are working at various stages in their efforts to control the virus. The scope and impact of the pandemic and related control measures are uncertain, but the Company has taken steps to adapt some of its marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. The Company also canceled both of its major member events planned for 2020, although some relatively small member events were held in the second half of the year. The severity of the impact on the Company of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which the Company is unable to accurately predict. Regardless, these disruptions have materially negatively impacted the Company’s financial results throughout 2020, and the Company expects that its financial results for the near-term may be adversely affected. These disruptions have also adversely impacted the operations of some of the Company’s third-party logistics providers, and it expects that the future operations of these logistics providers and other third parties with whom it works may be adversely affected by these disruptions. The Company will continue to assess the operational and financial impact of the COVID-19 pandemic.

In contrast to the Company’s business in other parts of the world, the Company’s China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license and has also adopted anti-pyramid selling and multilevel marketing legislation. The Company previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that the Company withdraw its application. The Company understands that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. The Company applied to withdraw its application in November 2019, and the governmental authorities approved the withdrawal of its application shortly thereafter. The Company operates an e-commerce direct selling platform in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties. In addition, through a Chinese entity, the Company sells products in China using an e-commerce retail platform. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate separately or in both.

The Company continually evaluates its business in China and Hong Kong for compliance with applicable laws and regulations, including seeking the input of outside professionals and certain Chinese authorities. This process can and has resulted in the identification of certain matters of potential noncompliance. The Company works on a continuing basis to satisfactorily address such matters, however there can be no assurance that adequate steps are taken or that applicable laws and regulations are properly interpreted. Should the government authorities determine that the Company’s activities violate applicable laws and regulations, including China’s direct selling, pyramid selling or multilevel marketing laws and regulations, or should new laws or regulations be adopted, there could be a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company attempts to work closely with both national and local Chinese governmental agencies in conducting its business, the Company’s efforts to comply with national and local laws may be harmed by a rapidly evolving regulatory climate, concerns about activities resembling violations of direct selling, pyramid selling or multi-level marketing legislation, subjective interpretations of laws and regulations, and activities by individual members that may violate laws notwithstanding the Company's policies prohibiting such activities. Any determination that the Company’s operations or activities, or the activities of its individual members or employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on the Company’s future ability to obtain business licenses or expand into new locations, changes to its business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm the Company’s business, financial condition and results of operations.

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

The Company’s Premium Noni Juice, Enhanced Essential Probiotics and Triotein™ products each account for at least 10% of the Company’s total revenue. The Company currently sources each such product from a single supplier. If demand decreases significantly, government regulation restricts their sale, the Company is unable to adequately source or deliver the products, or the Company ceases offering the products for any reason without suitable replacements, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies, removes, and adds certain disclosure requirements on fair value measurements. This ASU was effective for interim and annual periods beginning after December 15, 2019, and early adoption was permitted.  The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods.  It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU was effective for interim and annual periods beginning after December 15, 2020, and early adoption was permitted.  The Company elected to early adopt the new standard during the first quarter of 2020. Such adoption did not have a material impact on the Company's consolidated financial statements.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 10% of sales. Sales returns were 1% and 2% of sales for 2020 and 2019, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 4 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue for the year ended December 31, 2020 is primarily due to a decrease of $1.4 million in unshipped product orders and unredeemed product vouchers. See Note 4 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to some consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through the engagement of a third-party service provider. See Note 12 for additional information.

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

3.     NET INCOME (LOSS) PER COMMON SHARE

The following table illustrates the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2020			2019
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$843	10,630	$0.08	$(5,611)	10,871	$(0.52)
Effect of dilutive securities:
Non-vested restricted stock	—	794		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed conversions	$843	11,424	$0.07	$(5,611)	10,871	$(0.52)

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 459,654 shares were not included for the year ended  December 31, 2019.

4.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$23,977	$13,720
Cash equivalents	68,390	82,315
	92,367	96,035
Restricted cash	525	3,390
	$92,892	$99,425

Inventories:
Finished goods	$3,071	$6,142
Raw materials	1,047	1,249
Reserve for obsolescence	(339)	(987)
	$3,779	$6,404
Property and equipment:
Office equipment	$449	$578
Office software	1,001	1,037
Machinery	30	28
Furniture and fixtures	254	327
Leasehold improvements	839	1,001
Construction in progress	41	—
Property and equipment, at cost	2,614	2,971
Accumulated depreciation and amortization	(2,075)	(2,236)
	$539	$735
Other accrued expenses:
Sales returns	$189	$373
Employee-related expense	1,149	1,258
Warehousing, inventory-related and other	584	756
	$1,922	$2,387
Deferred revenue:
Unshipped product and unredeemed product vouchers	$1,005	$2,390
Auto ship advances	1,977	1,985
Other	109	131
	$3,091	$4,506

As of December 31, 2020, cash and cash equivalents include $12.5 million held in banks located within China subject to foreign currency controls.

5.     FAIR VALUE MEASUREMENTS

Investments by category included in cash equivalents at the end of each period were as follows (in thousands):

		December 31, 2020			December 31, 2019
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$21,042	$—	$21,042	$11,659	$—	$11,659
Time deposits	Level 2	5,458	—	5,458	13,544	—	13,544
Municipal debt securities	Level 2	30,280	(5)	30,275	347	—	347
Corporate debt securities	Level 2	11,621	(6)	11,615	56,784	(19)	56,765
Total investments		$68,401	$(11)	$68,390	$82,334	$(19)	$82,315

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

6.     LEASES

The Company leases 7,300 square feet of office space in Hong Kong and 4,900 square feet of office space in Rolling Hills Estates, California for its corporate staff. In June 2020, the Company extended the Rolling Hills Estates office lease for an additional five years with a term now expiring in September 2030. Effective  July 1, 2020, the Company modified the terms of its largest Hong Kong office lease resulting in a lease extension through  June 2023. To help further develop the market for its products in North America, the Company leases 1,600 square feet of retail space in each of Rowland Heights, California and Richmond, British Columbia and 2,000 square feet of retail space in Metuchen, New Jersey. The Rowland Heights, Richmond and Metuchen locations have terms expiring in November 2025, February 2024, and November 2022, respectively.

The Company leases eight branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Singapore, Malaysia, Vietnam, Indonesia, Thailand, India, and the Cayman Islands. The Company also leases a factory in Zhongshan, China. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third-party logistics contracts contain a lease as the Company does not have the right to access the warehouses or move its inventories at will.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating leases	$1,716	$2,024
Short-term leases	299	284
Total lease cost	$2,015	$2,308

Cash paid for amounts included in the measurement of operating leases liabilities was $1.6 million and $2.0 million for 2020 and 2019, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of December 31, 2020 were as follows:

Weighted-average remaining lease term (in years)	5.5
Weighted-average discount rate	3.4%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	$1,184
2022	1,081
2023	583
2024	261
2025	261
Thereafter	990
Total lease payments	$4,360
Less: imputed interest	(422)
Present value of lease liabilities	$3,938

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

7.     INCOME TAXES

The components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$(1,663)	$(4,917)
Foreign	3,153	(680)
Income (loss) before income taxes	$1,490	$(5,597)

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2020	2019
Current taxes:
Federal	$(512)	$399
State	1	33
Foreign	626	398
Total current taxes	115	830

Deferred taxes:
Federal	346	(381)
State	6	(47)
Foreign	180	(388)
Total deferred taxes	532	(816)
Income tax provision	$647	$14

A reconciliation of the reported income tax provision to the provision (benefit) that would result from applying the domestic federal statutory tax rate to pretax income (loss) is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Income tax at federal statutory rate	$313	$(1,175)
Effect of permanent differences	121	260
Global Intangible Low-Taxed Income	555	364
Change in valuation allowance	51	106
Foreign rate differential	72	13
Foreign tax credits	(98)	10
Stock-based compensation	164	98
Net operating loss carryback	(512)	—
Goodwill impairment	—	375
Other reconciling items	(19)	(37)
Income tax provision	$647	$14

Income (loss) before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2020	2019
Cayman Islands	—%	$2,589	$(2,746)
Hong Kong	16.5%	267	3,441
China	25.0%	716	(1,644)

Deferred income taxes consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$628	$1,477
Stock-based compensation	510	925
Operating lease liabilities	460	335
Other	60	73
Total deferred tax assets	1,658	2,810
Valuation allowance	(340)	(289)
Net deferred tax assets	1,318	2,521
Deferred tax liabilities:
Operating lease assets	(438)	(313)
Foreign deferreds	(216)	(202)
Prepaids	(113)	(109)
Other	(36)	(60)
Total deferred tax liabilities	(803)	(684)
Net deferred tax assets	$515	$1,837

The effective income tax rate for the year ended December 31, 2020 includes an estimate for the Global Intangible Low-Taxed Income (“GILTI”) inclusion along with recording the effect of the U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted on  March 27, 2020. The CARES Act makes broad changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, the ability to carry net operating losses generated in tax years 2018, 2019 or 2020 back to the each of the five tax years preceding the tax year of such loss.  The effective income tax rate for the year ended December 31, 2019 was impacted by permanent differences including a true-up of the GILTI provision for the tax year ended December 31, 2018 and goodwill impairment for the year ended December 31, 2019.

As of December 31, 2020, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of December 31, 2020, the Company has a valuation allowance against deferred taxes in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of December 31, 2020, the Company no longer has U.S. federal net operating losses due to its filing in  August 2020 to carry back $3.6 million of losses generated in the tax year ended  December 31, 2019 to offset taxable income from the tax year ended  December 31, 2016. The Company has U.S. state net operating loss carryforwards of $3.5 million that begin expiring in 2039. At December 31, 2020, the Company has foreign net operating loss carryforwards of approximately $2.8 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of December 31, 2020, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of December 31, 2020 have already been repatriated. Due to the U.S. Tax Cuts and Jobs Act in 2017, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2020.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey and Texas and various foreign jurisdictions. During the fourth quarter of 2018, the Company was notified that it was selected for audit of the 2016 tax year by the U.S. Internal Revenue Service. The audit was expanded to include the 2017 and 2018 tax years, and a request has been submitted to also include the 2019 tax year. For purposes of this audit, fiscal years since 2007 are open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. No adjustments have been proposed at this time. The Company is no longer subject to state income tax examinations for years prior to 2016.

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

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each quarter of 2020, totaling an aggregate of $9.1 million. The following table summarizes the Company’s cash dividend activity during 2019 (in thousands, except per share data):

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

On May 16, 2019, the Company’s Board of Directors authorized the Company to proceed with the purchase of up to $8.0 million in shares of common stock under the foregoing stock repurchase program. In connection therewith, the Company was advised that George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding shares of common stock, would participate in the stock repurchase program through The George K. Broady 2012 Irrevocable Trust (the “Broady Trust”) on a basis roughly proportional to his family’s ownership interest in the Company (See Note 10). During May 2019, the Company authorized its broker to proceed with the purchase of shares of the Company’s common stock in the open market for a total purchase price of $4.7 million. The stock repurchases, which included both open market purchases and the purchase of shares from the Broady Trust, were completed May 31, 2019 and resulted in the Company purchasing a total of 612,729 shares of its common stock for an aggregate purchase price of $6.7 million, plus transaction costs.

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

As of December 31, 2020, $21.9 million of the $70.0 million stock repurchase program approved on July 28, 2015 and increased on January 12, 2016 remained available for future purchases, inclusive of related estimated income tax.

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At December 31, 2020, 1,219,583 shares remained available for issuance under the 2016 Plan.

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

On August 9, 2019, the Compensation Committee amended the 2014 Long-Term Incentive Plan (the "LTI Plan") to provide that all then unpaid cash benefits earned by currently employed participants under the LTI Plan with respect to performance periods that concluded on or prior to December 31, 2018 shall be paid in the form of an award of shares of restricted stock under the 2016 Plan. Accordingly, on August 9, 2019, the Company awarded 1,117,485 shares of restricted common stock to certain of its employees (subject to quarterly vesting for the three-year period following the date of award) in lieu of aggregate unpaid cash benefits of $7.9 million earned under the LTI Plan for performance periods ending on or prior to December 31, 2018.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2018	45,486	$21.61
Granted	1,140,088	7.27
Vested	(227,892)	9.84
Nonvested at December 31, 2019	957,682	7.34
Vested	(391,410)	7.53
Nonvested at December 31, 2020	566,272	7.21

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for 2020 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2019	$(1,245)	$(19)	$(1,264)
Other comprehensive income	920	8	928
Balance, December 31, 2020	$(325)	$(11)	$(336)

10.     RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing.  The Company recognized royalties of $83,000 and $96,000 during 2020 and 2019, respectively, under this agreement.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. An amendment to the agreement effective March 20, 2020 extends the term of the agreement for an additional five years to March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

The Company procured in China and arranged for shipment to The Aberdeen Group, LLC (“Aberdeen”) one order of apparel products in the amount of $7,100 during the first quarter of 2019. Aberdeen is owned 40% by Sharng Holdings, which is wholly-owned by the Company’s president, Chris T. Sharng, and his wife, 40% by Mr. Broady, and 20% by an unrelated third party.  Aberdeen promptly paid the Company for the product and shipping cost incurred. Given the Company’s provision of such product sourcing service to Aberdeen, Aberdeen also paid the Company a market-based fee consistent with the provision of such service of $420. The Company analyzed the nature of the transaction with Aberdeen to determine whether it could be construed a violation under the guidelines of Section 402 of the Sarbanes-Oxley Act of 2002. The Company, through advice from its legal counsel, concluded that there is not a reasonable possibility that the transaction with Aberdeen would be deemed a violation of Section 402. This relationship between the Company and Aberdeen ceased following the completion of this transaction.

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

11.     EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the month following the date of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2020 and 2019, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $68,000 and $85,000 for 2020 and 2019, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

12.    SEGMENT INFORMATION

The Company sells products to a member network that operates in a seamless manner from market to market, except for the China market where it sells to some consumers through an e-commerce retail platform, and the Russia and Kazakhstan market where the Company’s engagement of a third-party service provider results in a different economic structure than its other markets. Otherwise, the Company believes that all of its other operating segments have similar economic characteristics and are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. Therefore, the Company aggregates its other operating segments (including its Hong Kong operating segment) into a single reporting segment (the “Primary Reporting Segment”).

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

The Company’s operating information by geographic area are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net sales:
Primary Reporting Segment	$58,243	$73,693
China	2,940	2,941
Russia and Kazakhstan	888	980
Total net sales	$62,071	$77,614

Income (loss) from operations:
Primary Reporting Segment	$9,277	$9,339
China	330	(1,719)
Russia and Kazakhstan	(96)	(115)
Total income (loss) from operations for reportable segments	9,511	7,505
Unallocated corporate expenses	(8,842)	(14,528)
Other income, net	821	1,426
Income (loss) before income taxes	$1,490	$(5,597)

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net sales from external customers:
United States	$1,573	$2,003
Canada	765	1,048
Peru	1,453	2,380
Hong Kong[1]	49,169	62,724
China	2,940	2,941
Taiwan	3,034	3,126
Russia and Kazakhstan	888	980
Europe	1,050	1,370
Other foreign countries	1,199	1,042
Total net sales	$62,071	$77,614

1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors”.

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net sales by product and service:
Product sales	$55,840	$73,048
Administrative fees, freight and other	6,991	6,106
Less: sales returns	(760)	(1,540)
Total net sales	$62,071	$77,614

During June 2020, the Company modified its fee structure associated with certain electronic (eWallet) accounts held by members in Hong Kong, resulting in increased administrative fees recognized as revenue in 2020. Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2020	2019
Long-lived assets:
United States	$227	$379
Hong Kong	146	135
China	47	57
Other foreign countries	119	164
Total long-lived assets	$539	$735

13.     SUBSEQUENT EVENT

On February 8, 2021, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on March 5, 2021 to stockholders of record on February 23, 2021. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2020 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2020.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2020.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2020.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2020.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2020.

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
3.1

Certificate of Incorporation of Natural Health Trends Corp. dated March 21, 2005, and Certificate of Amendment to the Certificate of Incorporation dated May 15, 2020 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on August 5, 2020).

3.2	Second Amended and Restated Bylaws of Natural Health Trends Corp. effective February 6, 2020 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 9, 2020).
4.1

Specimen Certificate for shares of common stock, $.001 par value per share, of Natural Health Trends Corp. (incorporated by reference to Exhibit 4.01 to Annual Report on Form 10-K filed on May 8, 2006).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed on March 9, 2020).
+10.1	Natural Health Trends Corp. 2016 Equity Incentive Plan (incorporated by reference to Appendix C to Definitive Proxy Statement filed on March 4, 2016).
+10.2	First Amendment to the Natural Health Trends Corp. 2016 Equity Incentive Plan dated October 10, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 11, 2019).
+10.3	Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed March 4, 2016).
+10.4

Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (Exempt Award to “U.S. Person” Under Regulation D) (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K filed on March 9, 2020).

+10.5

Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (Exempt Award to “Non-U.S. Person” Under Regulation S) (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K filed on March 9, 2020).

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

21.1	Subsidiaries of Natural Health Trends Corp. (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: February 26, 2021	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	February 26, 2021
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	February 26, 2021
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	February 26, 2021
Randall A. Mason

/s/ George K. Broady	Director	February 26, 2021
George K. Broady

/s/ Yiu T. Chan	Director	February 26, 2021
Yiu T. Chan

/s/ Ching C. Wong	Director	February 26, 2021
Ching C. Wong