Form 10-Q
period 2021-03-31
NATURAL HEALTH TRENDS CORP
filed 2021-05-05
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

At April 30, 2021, the number of shares outstanding of the registrant’s common stock was 11,422,539 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

March 31, 2021

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

•	Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war may seriously harm our business;
•

Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong, and the negative impact on our operations and financial performance could continue or intensify;

•	We experienced negative operating cash flows during the year ended December 31, 2019, and only modest positive operating cash flows during the year ended December 31, 2020. Unless our operating cash flows improve, this negative financial performance could have a material adverse effect on our business and our stock price;
•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;
•	We are subject to risks relating to product concentration and lack of revenue diversification;
•	The high level of competition in our industry could adversely affect our business;
•	Failure of new products to gain member and market acceptance could harm our business;
•	We rely on a limited number of independent third parties to manufacture and supply our products;
•	Growth may be impeded by the political and economic risks of entering and operating in foreign markets;
•	Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business and the market price of our stock;
•	We could be adversely affected by management changes or an inability to attract and retain key management, directors and consultants;
•	Our recent loss of a significant number of members is adversely affecting our business, and if we cannot stabilize or increase the number of members our business could be further negatively impacted;
•	Although virtually all of our members are independent contractors, improper member actions that violate laws or regulations could harm our business;
•	An increase in the amount of compensation paid to members would reduce profitability;
•	We may be held responsible for certain taxes or assessments relating to the activities of our members and service providers, which could harm our financial condition and operating results;
•	Our business in China is subject to compliance with a myriad of applicable laws and regulations, and any actual or alleged violations of those laws or government actions otherwise directed at us could have a material adverse impact on our business and the value of our company;
•	Changes in government trade and economic policies, including the imposition or threatened imposition of tariffs and other restrictive trade policies, and ongoing political and economic disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition;
•

Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;

•	Challenges by third parties to the legality of our business operations could harm our business;
•	We are currently involved in, and may in the future face, lawsuits, claims, and governmental proceedings and inquiries that could harm our business;
•	Currency exchange rate fluctuations could lower our revenue and net income;
•	Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income;
•	Transfer pricing regulations affect our business and results of operations;
•	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;
•	New regulations governing the marketing and sale of nutritional supplements could harm our business;
•	Regulations governing the production and marketing of our personal care products could harm our business;
•	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;
•	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;
•	We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;
•	We do not have a comprehensive product liability insurance program and product liability claims could hurt our business;

•	We may be unable to protect or use our intellectual property rights;
•	We rely on and are subject to risks associated with our reliance upon information technology systems;
•	System disruptions or failures, cybersecurity risks, and compromises of data could harm our business;
•	Our systems, software and data reside on third-party servers, exposing us to risks that disruption or intrusion of those servers could temporarily or permanently interrupt our access and damage our business;
•	Our common stock is particularly subject to volatility because of the industry and markets in which we operate; and
•	Our common stock continues to experience wide fluctuations in trading volumes and prices. This may make it more difficult for holders of our common stock to sell shares when they want and at prices they find attractive.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our financial statements and the related notes.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,214	$92,367
Inventories	3,627	3,779
Other current assets	3,393	3,595
Total current assets	97,234	99,741
Property and equipment, net	521	539
Operating lease right-of-use assets	3,839	3,745
Restricted cash	522	525
Deferred tax asset	721	731
Other assets	648	661
Total assets	$103,485	$105,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$756	$580
Income taxes payable	1,547	1,481
Accrued commissions	3,116	3,496
Other accrued expenses	1,670	1,922
Deferred revenue	4,169	3,091
Amounts held in eWallets	7,754	8,503
Operating lease liabilities	1,252	1,163
Other current liabilities	1,125	1,270
Total current liabilities	21,389	21,506
Income taxes payable	13,748	13,748
Deferred tax liability	216	216
Operating lease liabilities	2,756	2,775
Total liabilities	38,109	38,245
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at March 31, 2021 and December 31, 2020	13	13
Additional paid-in capital	86,102	86,102
Retained earnings	5,690	7,822
Accumulated other comprehensive loss	(525)	(336)
Treasury stock, at cost; 1,556,875 shares at March 31, 2021 and December 31, 2020	(25,904)	(25,904)
Total stockholders’ equity	65,376	67,697
Total liabilities and stockholders’ equity	$103,485	$105,942

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2021	2020
Net sales	$13,469	$14,948
Cost of sales	3,255	4,514
Gross profit	10,214	10,434
Operating expenses:
Commissions expense	5,514	6,603
Selling, general and administrative expenses	4,480	5,279
Total operating expenses	9,994	11,882
Income (loss) from operations	220	(1,448)
Other income, net	20	93
Income (loss) before income taxes	240	(1,355)
Income tax provision (benefit)	87	(782)
Net income (loss)	$153	$(573)
Net income (loss) per common share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)
Weighted average common shares outstanding:
Basic	10,874	10,483
Diluted	11,424	10,483

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$153	$(573)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(182)	(222)
Unrealized losses on available-for-sale securities	(7)	(87)
Comprehensive loss	$(36)	$(882)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Three months ended March 31, 2021

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total

BALANCE, December 31, 2020	—	$—	12,979,414	$13	$86,102	$7,822	$(336)	(1,556,875)	$(25,904)	$67,697
Net income	—	—	—	—	—	153	—	—	—	153
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(182)	—	—	(182)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(7)	—	—	(7)
BALANCE, March 31, 2021	—	$—	12,979,414	$13	$86,102	$5,690	$(525)	(1,556,875)	$(25,904)	$65,376

Three months ended March 31, 2020

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
BALANCE, December 31, 2019	—	$—	12,979,414	$13	$86,102	$16,117	$(1,264)	(1,556,875)	$(25,904)	$75,064
Net loss	—	—	—	—	—	(573)	—	—	—	(573)
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	—	—	(222)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(87)	—	—	(87)
BALANCE, March 31, 2020	—	$—	12,979,414	$13	$86,102	$13,259	$(1,573)	(1,556,875)	$(25,904)	$71,897

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$153	$(573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	79	95
Noncash lease expense	294	418
Deferred income taxes	9	869
Changes in assets and liabilities:
Inventories	123	1,001
Other current assets	195	(1,033)
Other assets	2	52
Accounts payable	176	168
Income taxes payable	67	(164)
Accrued commissions	(344)	(528)
Other accrued expenses	(245)	(398)
Deferred revenue	1,093	(521)
Amounts held in eWallets	(727)	(175)
Operating lease liabilities	(322)	(440)
Other current liabilities	(139)	239
Net cash provided by (used in) operating activities	414	(990)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63)	(12)
Net cash used in investing activities	(63)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,285)	(2,285)
Net cash used in financing activities	(2,285)	(2,285)
Effect of exchange rates on cash, cash equivalents and restricted cash	(222)	(240)
Net decrease in cash, cash equivalents and restricted cash	(2,156)	(3,527)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	92,892	99,425
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$90,736	$95,898
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease liabilities	$400	$194

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 26, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification

Certain income taxes payable balances have been reclassified in the prior year consolidated statement of cash flows to conform to current year presentation.

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

The following table illustrates the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021			2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$153	10,874	$0.01	$(573)	10,483	$(0.05)
Effect of dilutive securities:
Non-vested restricted stock	—	550		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed conversions	$153	11,424	$0.01	$(573)	10,483	$(0.05)

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 940,476 shares were not included for the three months ended March 31, 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis and added Topic 326 to the FASB ASC. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments to ASU 2019-11 clarify, correct and make improvements to Topic 326. ASU 2016-13 as well as the updates in ASU 2019-11 are effective for interim and annual periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 5% of sales.  Sales returns were 1% and 2% of sales for the three months ended March 31, 2021 and 2020, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. The increase in deferred revenue from  December 31, 2020 to March 31, 2021 is primarily due to an increase of $1.1 million in the value of unshipped product orders and unredeemed vouchers. See Note 3 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Product sales	$12,031	$14,011
Administrative fees, freight and other	1,554	1,084
Less: sales returns	(116)	(147)
Total net sales	$13,469	$14,948

During June 2020, the Company modified its fee structure associated with certain electronic (eWallet) accounts held by members in Hong Kong, resulting in increased administrative fees recognized as revenue during the three months ended March 31, 2021.

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three months ended March 31, 2021 and 2020. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash, cash equivalents and restricted cash:
Cash	$23,993	$23,977
Cash equivalents	66,221	68,390
	90,214	92,367
Restricted cash	522	525
	$90,736	$92,892
Inventories:
Finished goods	$3,275	$3,071
Raw materials	635	1,047
Reserve for obsolescence	(283)	(339)
	$3,627	$3,779
Other accrued expenses:
Sales returns	$182	$189
Employee-related expense	879	1,149
Warehousing, inventory-related and other	609	584
	$1,670	$1,922
Deferred revenue:
Unshipped product and unredeemed product vouchers	$2,117	$1,005
Auto ship advances	1,946	1,977
Other	106	109
	$4,169	$3,091

4. FAIR VALUE MEASUREMENTS

As of March 31, 2021, cash and cash equivalents include the Company’s investments in government, municipal and corporate debt securities, money market funds, and time deposits. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at March 31, 2021 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income. Realized gains and losses, as well as interest income, are also included in other income. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents at the end of each period were as follows (in thousands):

		March 31, 2021			December 31, 2020
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$22,553	$—	$22,553	$21,042	$—	$21,042
Time deposits	Level 2	5,000	—	5,000	5,458	—	5,458
Government and municipal debt securities	Level 2	18,455	(7)	18,448	30,280	(5)	30,275
Corporate debt securities	Level 2	20,231	(11)	20,220	11,621	(6)	11,615
Total investments		$66,239	$(18)	$66,221	$68,401	$(11)	$68,390

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

The components of lease cost for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating leases	$318	$469
Short-term leases	48	83
Total lease cost	$366	$552

Cash paid for amounts included in the measurement of operating leases liabilities was $358,000 and $479,000 for the three months ended  March 31, 2021 and 2020, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of March 31, 2021 were as follows:

Weighted-average remaining lease term (in years)	5.3
Weighted-average discount rate	3.3%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of March 31, 2021 were as follows (in thousands):

Remainder of 2021	$958
2022	1,242
2023	676
2024	272
2025	261
Thereafter	990
Total lease payments	$4,399
Less: imputed interest	(391)
Present value of lease liabilities	$4,008

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

6. INCOME TAXES

The effective income tax rate for the three months ended March 31, 2021 includes an estimate for the Global Intangible Low-Taxed Income (“GILTI”) inclusion. As of March 31, 2021, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of March 31, 2021, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of March 31, 2021, the Company no longer has U.S. federal net operating losses due to its filing in August 2020 to carry back $3.6 million of losses generated in the tax year ended December 31, 2019 to offset taxable income from the tax year ended December 31, 2016. The Company has U.S. state net operating loss carryforwards of $3.5 million that begin expiring in 2039. At March 31, 2021, the Company has foreign net operating loss carryforwards of approximately $2.8 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of March 31, 2021, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of March 31, 2021 have already been repatriated. Due to the U.S. Tax Cuts and Jobs Act in 2017, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2021.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey and Texas and various foreign jurisdictions. During the fourth quarter of 2018, the Company was notified that it was selected for audit of the 2016 tax year by the U.S. Internal Revenue Service. The audit was expanded to also include the 2017, 2018 and 2019 tax years. For purposes of this audit, fiscal years since 2007 are open for examination by tax authorities as a result of net operating loss carryovers from older years being used to offset income in recent tax years. No adjustments have been proposed at this time. The Company is no longer subject to state income tax examinations for years prior to 2015. No other jurisdictions are currently examining any income tax returns of the Company.

7. COMMITMENTS AND CONTINGENCIES

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At March 31, 2021, 1,219,583 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2020	566,272	$7.21
Vested	(95,008)	$7.27
Nonvested at March 31, 2021	471,264	$7.19

Phantom Equity

On March 15, 2021, the Company’s Board of Directors approved and adopted a Phantom Equity Plan (the “Phantom Plan”). Under the terms of the Phantom Plan, the Compensation Committee may grant to the Company’s employees, officers, directors, contractors, consultants, or advisors awards of phantom shares entitling grantees the right to receive a cash payment equal to the fair market value of an equal number of shares of the Company’s common stock upon the close of a vesting period, subject to any maximum payment value that the Compensation Committee may set. The vesting of phantom shares is subject to such vesting conditions as the Compensation Committee may specify in a grantee’s award agreement. Grantees of phantom shares shall not by virtue of their receipt of phantom shares have any ownership rights in shares of the Company’s common stock. The Phantom Plan shall continue for a period of ten years, after which no further phantom shares may be awarded (although any phantom shares awarded prior to the expiration of such 10-year period shall be unaffected by the termination of the Phantom Plan).

Also on March 15, 2021, awards for 223,307 phantom shares were granted to the Company’s employees and its non-employee directors.  The phantom shares vest in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. These vesting conditions were deemed satisfied on the grant date for the initial vesting increment. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must remain continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each vesting period, the performance criteria designated by the Compensation Committee must be satisfied. The initial performance vesting condition to be applied to measure performance for the period between March 15, 2021 and June 15, 2021 was designated by the Compensation Committee on or before April 14, 2021, and will apply to all future performance periods unless the Compensation Committee elects to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition shall be made on or before the fifteenth day of any future performance period. If either vesting condition is not satisfied for a vesting date, then the phantom shares scheduled to vest on such date will be forfeited. These phantom shares are subject to a maximum payment value of $12.00 per phantom share.

The phantom share awards are accounted for as liabilities in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation since they require cash settlement. The grant date of each vesting increment will be established when the Company and the grantees reach a mutual understanding of the key terms and conditions of an award, which is the date upon which each performance vesting condition is communicated to the grantees. Compensation expense is recognized over the requisite service period if it is probable that the performance vesting condition will be achieved. The fair value of the liability incurred is remeasured at the end of each reporting period with any changes in fair value recognized as compensation expense over the requisite service period.

Awards totaling 27,913 phantom shares vested on March 15, 2021, resulting in compensation expense of $188,000 during the three months ended March 31, 2021 related to their cash settlement.

9. STOCKHOLDERS’ EQUITY

Dividends

On  February 8, 2021, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend was paid on  March 5, 2021 to stockholders of record on  February 23, 2021. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of March 31, 2021, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months of 2021 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2020	$(325)	$(11)	$(336)
Other comprehensive loss	(182)	(7)	(189)
Balance, March 31, 2021	$(507)	$(18)	$(525)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $8,000 and $15,000 during the three months ended March 31, 2021 and 2020, respectively, under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales:
Primary Reporting Segment	$12,770	$14,008
China	508	698
Russia and Kazakhstan	191	242
Total net sales	$13,469	$14,948

Income (loss) from operations:
Primary Reporting Segment	$2,699	$1,315
China	(7)	(83)
Russia and Kazakhstan	(48)	(82)
Total income (loss) from operations for reportable segments	2,644	1,150
Unallocated corporate expenses	(2,424)	(2,598)
Other income, net	20	93
Income (loss) before income taxes	$240	$(1,355)

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales from external customers:
United States	$311	$491
Canada	171	261
Peru	516	360
Hong Kong[1]	10,322	11,413
China	508	698
Taiwan	691	940
South Korea	68	127
Russia and Kazakhstan	191	242
Europe	350	233
Other foreign countries	341	183
Total net sales	$13,469	$14,948

1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

12. SUBSEQUENT EVENT

On May 3, 2021, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on May 28, 2021 to stockholders of record on May 18, 2021. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of March 31, 2021, we were conducting business through 49,420 active members, compared to 52,230 three months ago and 56,490 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 93% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 77% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our operations for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see generally in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and more specifically under the captions “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”, and “Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

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

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2020 generated approximately 79% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government has taken steps to reduce some of the restrictive measures that it imposed to control COVID-19, while the governments of other countries in which we operate are working at various stages in their efforts to control the virus. The scope and impact of the pandemic and related control measures are uncertain, but we have taken steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. We also canceled both of our major member events planned for 2020, although some relatively small member events were held in the second half of the year. The severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our financial results throughout 2020, and we expect that our financial results for the near-term may be adversely affected. For example, in February 2021 several coronavirus outbreaks caused the Chinese government to abruptly reintroduce restrictions on personal mobility and strongly discourage gathering and travel ahead of the Chinese New Year. These measures effectively lengthened the traditional holiday and reduced the number of working days in the first quarter of 2021, which had a significant short-term effect on the level of our sales. The disruptions associated with the COVID-19 pandemic have also adversely affected the operations of some of our third-party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions. We will continue to assess the operational and financial impact of the COVID-19 pandemic. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorists attacks or acts of war…” in our most recent Annual Report on Form 10-K.

Recent political and social developments in Hong Kong, along with the impact of the COVID-19 pandemic and related government control measures, are also adversely affecting our Hong Kong operations and recently led us to cease conducting member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that this action has negatively affected our operations and financial performance. If current conditions continue or further deteriorate, we anticipate that our business, financial condition and results of operations will be adversely affected. See “Item 1A. Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...” in our most recent Annual Report on Form 10-K.

Although the recently enacted tariffs and the trade disputes between the United States and China have not materially impacted our business to date, they may have negatively impacted the value of the Chinese yuan. For example, the value of the Chinese yuan relative to that of the U.S. dollar decreased during much of 2018 and 2019, which we believe negatively affected our Hong Kong revenues because the prices at which our Chinese members could purchase our products was effectively increased. In the event that political and trade tensions involving the United States, China and Hong Kong continue or intensify, our business could be negatively impacted in the future. For more information, see “Item 1A. Risk Factors,” and more specifically under the caption “Risk Factors - Changes in government trade and economic policies...” in our most recent Annual Report on Form 10-K.

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first three months of 2021 were lower than the comparable period in 2020. The decline in net sales during the first three months of 2021 resulted in modest income from operations for the period, as well as modest positive cash flows from operations. We anticipate that our financial performance for the near-term may continue to be adversely impacted.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first three months of 2021 and 2020, represented 41% and 44% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	24.2	30.2
Gross profit	75.8	69.8
Operating expenses:
Commissions expense	40.9	44.2
Selling, general and administrative expenses	33.3	35.3
Total operating expenses	74.2	79.5
Income (loss) from operations	1.6	(9.7)
Other income, net	0.1	0.6
Income (loss) before income taxes	1.7	(9.1)
Income tax provision (benefit)	0.6	(5.2)
Net income (loss)	1.1%	(3.9)%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021		2020
Americas[1]	$998	7.4%	$1,112	7.4%
Hong Kong[2]	10,322	76.6	11,413	76.3
China	508	3.8	698	4.7
Taiwan	691	5.1	940	6.3
South Korea	68	0.5	127	0.8
Japan	149	1.1	58	0.4
Singapore	8	0.1	12	0.1
Malaysia	67	0.5	54	0.4
Russia and Kazakhstan	191	1.4	242	1.6
Europe	350	2.6	233	1.6
India	117	0.9	59	0.4
Total	$13,469	100.0%	$14,948	100.0%

1 United States, Canada, Mexico and Peru

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

Net sales were $13.5 million for the three months ended March 31, 2021 compared with $14.9 million for the comparable period a year ago, a decrease of $1.5 million, or 10%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $1.1 million, or 10%, over the comparable period a year ago. This decrease in Hong Kong net sales was mitigated by increased administrative fees of $522,000 resulting from the modification of our fee structure associated with certain electronic (eWallet) accounts held by our Hong Kong members in June 2020.  The overall decrease in our Hong Kong net sales primarily resulted from the impact of the coronavirus outbreak in China, and the related powerful measures implemented by the Chinese government to control the virus, including the required closure of some businesses and restrictions on public gatherings and travel. We believe that the depressed net sales in both quarters as compared to our historical performance can also be attributed to the continuing impact of China’s 100-day campaign and the related look-back review. Due to both of these factors, the operating environment for our business in China remains restrictive. Outside of our Hong Kong business, net sales decreased $388,000, or 11%, over the comparable three-month period a year ago due primarily to the spread of the coronavirus pandemic and efforts to control it in a number of countries around the world.

As of March 31, 2021, deferred revenue was $4.2 million, which primarily consisted of $2.1 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.9 million in auto ship advances.

Gross Profit

Gross profit was 75.8% of net sales for the three months ended March 31, 2021, compared with 69.8% of net sales for the three months ended March 31, 2020. The gross profit margin percentage increase was primarily due to lower logistics costs incurred, less product promotions, as well as the additional administrative fees recognized as revenue during the first three months of 2021.

Commissions Expense

Commissions were 40.9% of net sales for the three months ended March 31, 2021, compared with 44.2% of net sales for the three month period ended March 31, 2020. Excluding the additional administrative fee revenue recognized during the most recent quarter referred to above, commissions as a percentage of net sales decreased slightly as compared with the same quarter in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.5 million for the three months ended March 31, 2021, compared with $5.3 million in the same period a year ago. The decrease in selling, general and administrative expenses as compared to the comparable period in the prior year is primarily due to a lower event-related costs, professional fees and lease costs.

Income Taxes

An income tax provision of $87,000 and an income tax benefit of $782,000 was recognized during the three month periods ended March 31, 2021 and 2020, respectively. The tax benefit during the first three months of 2020 results primarily from a $512,000 deferred tax asset adjustment necessary to reflect the net operating losses arising from the 2019 tax year, which is due to the U.S. Coronavirus Aid, Relief, and Economic Security ("CARES") Act enacted in March 2020 and which were carried back in August 2020 to offset taxable income in tax year 2016.

Liquidity and Capital Resources

At March 31, 2021, our cash and cash equivalents totaled $90.2 million. Total cash and cash equivalents decreased by $2.2 million from December 31, 2020 to March 31, 2021, due to the dividends paid during the first three months of 2021. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2021, we had $66.2 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $12.4 million held in banks located within China subject to foreign currency controls. In April 2021, the Company adjusted the registered capital of its primary Chinese subsidiary and repatriated $9.0 million from China.

As of March 31, 2021, the ratio of current assets to current liabilities was 4.5 to 1.00 and we had $75.8 million of working capital. Working capital as of March 31, 2021 decreased $2.4 million compared to our working capital as of December 31, 2020.

Cash provided by operations was $414,000 for the first three months of 2021, compared with cash used in operations of $990,000 in the comparable period of 2020. The improvement in operating cash flows resulted primarily from improved profitability during 2021.

Cash flows used in investing activities totaled $63,000 and $12,000 during the first three months of 2021 and 2020, respectively.

Cash flows used in financing activities during the first three months of 2021 and 2020 consisted solely of dividend payments of $0.20 per common share, totaling $2.3 million each quarter. Subsequent to March 31, 2021, on May 3, 2021, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on May 28, 2021 to stockholders of record on May 18, 2021. For the remainder of 2021, we expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding. However, any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our results of operations, financial condition, capital requirements and other factors considered relevant by the Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of March 31, 2021, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 26, 2021. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. To the extent that there are material differences between the estimates and actual results, future results of operations will be affected.

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

Revenue Recognition. All revenue is recognized when the performance obligations under a contract, including product vouchers sold on a stand-alone basis in Hong Kong, are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product orders and unredeemed product vouchers are recorded as deferred revenue. Such amounts totaled $2.1 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.9 million and $2.0 million at March 31, 2021 and December 31, 2020, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $3.1 million and $3.5 million at March 31, 2021 and December 31, 2020, respectively.

Income Taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of March 31, 2021, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of March 31, 2021, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because all earnings as of March 31, 2021 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2021.

The U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020. The CARES Act was enacted to provide tax relief to companies impacted by the COVID-19 pandemic. In addition to other broad changes, the CARES Act allowed for a 5-year carryback period for net operating losses arising in tax years beginning after 2017 and before 2021, effectively taking advantage of differences in tax rate as a result of enactment of the Tax Act. We booked a tax benefit of $512,000 during 2020 due to the net operating loss generated in the taxable year ended December 31, 2019.

We estimate what our effective tax rate will be for the full fiscal year at each interim reporting period and record a quarterly tax provision based on that estimated effective tax rate. Throughout the year that estimated rate may change based on variations in our business, changes in our corporate structure, changes in the geographic mix and amount of income, applicable tax laws and regulations, communications with tax authorities, as well as our estimated and actual level of annual pre-tax income. We adjust our income tax provision in the reporting period in which the change in our estimated rate occurs so that the year-to-date provision is consistent with the anticipated annual tax rate. The Company’s effective tax rate projected for the year ending December 31, 2021 differs from the year ended December 31, 2020 primarily as a result of the CARES Act.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under smaller reporting company disclosure rules.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

+10.1	Natural Health Trends Corp. Phantom Equity Plan
+10.2	Form of Phantom Share Agreement under the Phantom Equity Plan
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: May 5, 2021	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

+10.1	Natural Health Trends Corp. Phantom Equity Plan
+10.2	Form of Phantom Share Agreement under the Phantom Equity Plan
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan