Form 10-Q
period 2021-06-30
NATURAL HEALTH TRENDS CORP
filed 2021-08-04
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

At July 30, 2021, the number of shares outstanding of the registrant’s common stock was 11,422,539 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

June 30, 2021

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,114	$92,367
Inventories	3,706	3,779
Other current assets	3,707	3,595
Total current assets	95,527	99,741
Property and equipment, net	528	539
Operating lease right-of-use assets	3,540	3,745
Restricted cash	523	525
Deferred tax asset	702	731
Other assets	586	661
Total assets	$101,406	$105,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,027	$580
Income taxes payable	1,721	1,481
Accrued commissions	3,425	3,496
Other accrued expenses	1,853	1,922
Deferred revenue	5,713	3,091
Amounts held in eWallets	7,305	8,503
Operating lease liabilities	1,219	1,163
Other current liabilities	877	1,270
Total current liabilities	23,140	21,506
Income taxes payable	12,130	13,748
Deferred tax liability	216	216
Operating lease liabilities	2,488	2,775
Total liabilities	37,974	38,245
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at June 30, 2021 and December 31, 2020	13	13
Additional paid-in capital	86,102	86,102
Retained earnings	3,634	7,822
Accumulated other comprehensive loss	(413)	(336)
Treasury stock, at cost; 1,556,875 shares at June 30, 2021 and December 31, 2020	(25,904)	(25,904)
Total stockholders’ equity	63,432	67,697
Total liabilities and stockholders’ equity	$101,406	$105,942

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$16,152	$16,404	$29,621	$31,352
Cost of sales	3,934	4,817	7,189	9,331
Gross profit	12,218	11,587	22,432	22,021
Operating expenses:
Commissions expense	6,927	7,113	12,441	13,716
Selling, general and administrative expenses	4,906	4,291	9,386	9,570
Total operating expenses	11,833	11,404	21,827	23,286
Income (loss) from operations	385	183	605	(1,265)
Other income (expense), net	(59)	125	(39)	218
Income (loss) before income taxes	326	308	566	(1,047)
Income tax provision (benefit)	97	274	184	(508)
Net income (loss)	$229	$34	$382	$(539)
Net income (loss) per common share:
Basic	$0.02	$0.00	$0.03	$(0.05)
Diluted	$0.02	$0.00	$0.03	$(0.05)
Weighted average common shares outstanding:
Basic	10,968	10,580	10,921	10,532
Diluted	11,424	11,424	11,424	10,532

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$229	$34	$382	$(539)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	96	84	(86)	(138)
Unrealized gains on available-for-sale securities	16	105	9	18
Comprehensive income (loss)	$341	$223	$305	$(659)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Six months ended June 30, 2021

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total

BALANCE, December 31, 2020	—	$—	12,979,414	$13	$86,102	$7,822	$(336)	(1,556,875)	$(25,904)	$67,697
Net income	—	—	—	—	—	153	—	—	—	153
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(182)	—	—	(182)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(7)	—	—	(7)
BALANCE, March 31, 2021	—	—	12,979,414	13	86,102	5,690	(525)	(1,556,875)	(25,904)	65,376
Net income	—	—	—	—	—	229	—	—	—	229
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	96	—	—	96
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	16	—	—	16
BALANCE, June 30, 2021	—	$—	12,979,414	$13	$86,102	$3,634	$(413)	(1,556,875)	$(25,904)	$63,432

Six months ended June 30, 2020

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
BALANCE, December 31, 2019	—	$—	12,979,414	$13	$86,102	$16,117	$(1,264)	(1,556,875)	$(25,904)	$75,064
Net loss	—	—	—	—	—	(573)	—	—	—	(573)
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	—	—	(222)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(87)	—	—	(87)
BALANCE, March 31, 2020	—	—	12,979,414	13	86,102	13,259	(1,573)	(1,556,875)	(25,904)	71,897
Net income	—	—	—	—	—	34	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—			(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	84	—	—	84
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	105	—	—	105
BALANCE, June 30, 2020	—	$—	12,979,414	$13	$86,102	$11,008	$(1,384)	(1,556,875)	$(25,904)	$69,835

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$382	$(539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	156	202
Noncash lease expense	594	834
Deferred income taxes	24	870
Changes in assets and liabilities:
Inventories	53	2,314
Other current assets	(117)	845
Other assets	65	82
Accounts payable	446	402
Income taxes payable	(1,376)	(1,723)
Accrued commissions	(37)	212
Other accrued expenses	(66)	(617)
Deferred revenue	2,629	(1,872)
Amounts held in eWallets	(1,186)	(1,560)
Operating lease liabilities	(629)	(811)
Other current liabilities	(390)	343
Net cash provided by (used in) operating activities	548	(1,018)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(147)	(68)
Net cash used in investing activities	(147)	(68)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,570)	(4,570)
Net cash used in financing activities	(4,570)	(4,570)
Effect of exchange rates on cash, cash equivalents and restricted cash	(86)	(50)
Net decrease in cash, cash equivalents and restricted cash	(4,255)	(5,706)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	92,892	99,425
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$88,637	$93,719
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease liabilities	$400	$1,081

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

The following table illustrates the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2021			2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$229	10,968	$0.02	$34	10,580	$0.00
Effect of dilutive securities:
Non-vested restricted stock	—	456		—	844
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$229	11,424	$0.02	$34	11,424	$0.00

	Six Months Ended June 30,
	2021			2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$382	10,921	$0.03	$(539)	10,532	$(0.05)
Effect of dilutive securities:
Non-vested restricted stock	—	503		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed conversions	$382	11,424	$0.03	$(539)	10,532	$(0.05)

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 892,083 shares were not included for the six months ended June 30, 2020.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 8% of sales.  Sales returns were 1% and 2% of sales for the six months ended June 30, 2021 and 2020, respectively.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. The increase in deferred revenue from March 31, 2021 to June 30, 2021 is primarily due to $3.3 million of cash received for unshipped product orders and unredeemed vouchers offset by $1.7 million of revenue recognized during the quarter that was included in deferred revenue as of March 31, 2021. See Note 3 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales	$14,565	$15,200	$26,596	$29,211
Administrative fees, freight and other	1,699	1,454	3,253	2,538
Less: sales returns	(112)	(250)	(228)	(397)
Total net sales	$16,152	$16,404	$29,621	$31,352

During June 2020, the Company modified its fee structure associated with certain electronic (eWallet) accounts held by members in Hong Kong, resulting in increased administrative fees recognized as revenue during the three and six months ended June 30, 2021.

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and six months ended June 30, 2021 and 2020. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash:
Cash	$21,579	$23,977
Cash equivalents	66,535	68,390
	88,114	92,367
Restricted cash	523	525
	$88,637	$92,892
Inventories:
Finished goods	$2,945	$3,071
Raw materials	930	1,047
Reserve for obsolescence	(169)	(339)
	$3,706	$3,779
Other accrued expenses:
Sales returns	$195	$189
Employee-related expense	960	1,149
Warehousing, inventory-related and other	698	584
	$1,853	$1,922
Deferred revenue:
Unshipped product and unredeemed product vouchers	$3,686	$1,005
Auto ship advances	1,918	1,977
Other	109	109
	$5,713	$3,091

4. FAIR VALUE MEASUREMENTS

As of June 30, 2021, cash and cash equivalents include the Company’s investments in money market funds, government and municipal debt securities, and corporate debt securities. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2021 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income (expense). Realized gains and losses, as well as interest income, are also included in other income (expense). The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents at the end of each period were as follows (in thousands):

		June 30, 2021			December 31, 2020
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$42,735	$—	$42,735	$21,042	$—	$21,042
Time deposits	Level 2	—	—	—	5,458	—	5,458
Government and municipal debt securities	Level 2	22,993	(2)	22,991	30,280	(5)	30,275
Corporate debt securities	Level 2	809	—	809	11,621	(6)	11,615
Total investments		$66,537	$(2)	$66,535	$68,401	$(11)	$68,390

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

The components of lease cost for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating leases	$340	$446	$658	$915
Short-term leases	41	82	89	165
Total lease cost	$381	$528	$747	$1,080

Cash paid for amounts included in the measurement of operating leases liabilities was $344,000 and $421,000 for the three months ended  June 30, 2021 and 2020, respectively, and $702,000 and $900,000 for the six months ended June 30, 2021 and 2020, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of June 30, 2021 were as follows:

Weighted-average remaining lease term (in years)	5.2
Weighted-average discount rate	3.3%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Remainder of 2021	$608
2022	1,245
2023	678
2024	273
2025	261
Thereafter	990
Total lease payments	$4,055
Less: imputed interest	(348)
Present value of lease liabilities	$3,707

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

6. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2021 includes an estimate for the Global Intangible Low-Taxed Income (“GILTI”) inclusion. As of June 30, 2021, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of June 30, 2021, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of June 30, 2021, the Company no longer has U.S. federal net operating losses due to its filing in August 2020 to carry back $3.6 million of losses generated in the tax year ended December 31, 2019 to offset taxable income from the tax year ended December 31, 2016. The Company has U.S. state net operating loss carryforwards of $3.5 million that begin expiring in 2039. At June 30, 2021, the Company has foreign net operating loss carryforwards of approximately $2.8 million in various jurisdictions with various expirations.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of June 30, 2021, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of June 30, 2021 have already been repatriated. Due to the U.S. Tax Cuts and Jobs Act in 2017, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2021.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At June 30, 2021, 1,219,583 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2020	566,272	$7.21
Vested	(190,016)	$7.27
Nonvested at June 30, 2021	376,256	$7.18

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

Also on March 15, 2021, awards for 223,307 phantom shares were granted to the Company’s employees and its non-employee directors.  The phantom shares vest in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. These vesting conditions were deemed satisfied on the grant date for the initial vesting increment. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must remain continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each vesting period, the performance criteria designated by the Compensation Committee must be satisfied. The initial performance vesting condition to be applied to measure performance for the period between March 15, 2021 and June 15, 2021 was designated by the Compensation Committee on or before April 14, 2021, and will apply to all future performance periods unless the Compensation Committee elects to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition shall be made on or before the fifteenth day of any future performance period. If either vesting condition is not satisfied for a vesting date, then the phantom shares scheduled to vest on such date will be forfeited. These phantom shares are subject to a maximum payment value of $12.00 per phantom share. An additional award with similar vesting conditions for 9,074 phantom shares was granted on May 14, 2021 to the Company's new non-employee director, while the unvested 9,074 phantom shares to the Company's departing non-employee director were forfeited.

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

Awards totaling 27,913 and 55,826 phantom shares vested during the three and six months ended June 30, 2021, respectively, resulting in compensation expense of $205,000 and $393,000 during the three and six months ended June 30, 2021, respectively, related to their cash settlement.

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each of the first two quarters of 2021, totaling an aggregate of $4.6 million. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of June 30, 2021, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first six months of 2021 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2020	$(325)	$(11)	$(336)
Other comprehensive income (loss)	(86)	9	(77)
Balance, June 30, 2021	$(411)	$(2)	$(413)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Brunde E. Broady, a director of the Company and daughter of Mr. Broady, is the President and Chief Executive Officer of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $11,000 and $35,000 during the three months ended June 30, 2021 and 2020, respectively, and $19,000 and $50,000 during the six months ended June 30, 2021 and 2020, respectively, under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Primary Reporting Segment	$15,333	$15,416	$28,103	$29,424
China	587	818	1,095	1,516
Russia and Kazakhstan	232	170	423	412
Total net sales	$16,152	$16,404	$29,621	$31,352

Income from operations:
Primary Reporting Segment	$2,546	$2,008	$5,245	$3,323
China	53	13	46	(70)
Russia and Kazakhstan	(58)	104	(106)	22
Income from operations for reportable segments, net	2,541	2,125	5,185	3,275
Unallocated corporate expenses	(2,156)	(1,942)	(4,580)	(4,540)
Other income (expense), net	(59)	125	(39)	218
Income (loss) before income taxes	$326	$308	$566	$(1,047)

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales from external customers:
United States	$328	$372	$639	$863
Canada	170	143	341	404
Peru	628	238	1,144	598
Hong Kong[1]	12,704	13,693	23,026	25,106
China	587	818	1,095	1,516
Taiwan	715	550	1,406	1,490
South Korea	83	41	151	168
Russia and Kazakhstan	232	170	423	412
Europe	261	255	611	488
Other foreign countries	444	124	785	307
Total net sales	$16,152	$16,404	$29,621	$31,352

1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

12. SUBSEQUENT EVENT

On August 2, 2021, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on August 27, 2021 to stockholders of record on August 17, 2021. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of June 30, 2021, we were conducting business through 46,860 active members, compared to 49,420 three months ago and 54,370 a year ago. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 93% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 79% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our operations for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors” in this report and see generally in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and more specifically under the captions “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”, and “Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

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

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2020 generated approximately 79% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government has taken steps to reduce some of the restrictive measures that it imposed to control COVID-19, while the governments of other countries in which we operate are working at various stages in their efforts to control the virus. The scope and impact of the pandemic and related control measures are uncertain, but we have taken steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. We also canceled both of our major member events planned for 2020, although some relatively small member events were held in the second half of the year. The severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our financial results throughout 2020 and the first half of 2021, and we expect that our financial results for the near-term may be adversely affected. For example, in February 2021 several coronavirus outbreaks caused the Chinese government to abruptly reintroduce restrictions on personal mobility and strongly discourage gathering and travel ahead of the Chinese New Year. These measures effectively lengthened the traditional holiday and reduced the number of working days in the first quarter of 2021, which had a significant short-term effect on the level of our sales. The disruptions associated with the COVID-19 pandemic have also adversely affected the operations of some of our third-party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions. We will continue to assess the operational and financial impact of the COVID-19 pandemic. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorists attacks or acts of war…” in our most recent Annual Report on Form 10-K.

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

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first six months of 2021 were lower than the comparable period in 2020. The decline in net sales during the first six months of 2021 resulted in modest income from operations for the period, as well as modest positive cash flows from operations. We anticipate that our financial performance for the near-term may continue to be adversely impacted.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first six months of 2021 and 2020, represented 42% and 44% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.3	29.4	24.3	29.8
Gross profit	75.7	70.6	75.7	70.2
Operating expenses:
Commissions expense	42.9	43.4	42.0	43.7
Selling, general and administrative expenses	30.4	26.1	31.7	30.5
Total operating expenses	73.3	69.5	73.7	74.2
Income (loss) from operations	2.4	1.1	2.0	(4.0)
Other income (expense), net	(0.4)	0.8	(0.1)	0.7
Income (loss) before income taxes	2.0	1.9	1.9	(3.3)
Income tax provision (benefit)	0.6	1.7	0.6	(1.6)
Net income (loss)	1.4%	0.2%	1.3%	(1.7)%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Americas[1]	$1,126	7.0%	$753	4.6%	$2,124	7.2%	$1,865	5.9%
Hong Kong[2]	12,704	78.7	13,693	83.5	23,026	77.7	25,106	80.1
China	587	3.6	818	5.0	1,095	3.7	1,516	4.8
Taiwan	715	4.4	550	3.4	1,406	4.8	1,490	4.8
South Korea	83	0.5	41	0.2	151	0.5	168	0.5
Japan	187	1.2	56	0.3	336	1.1	114	0.4
Singapore	15	0.1	24	0.1	23	0.1	36	0.1
Malaysia	116	0.7	33	0.2	183	0.6	87	0.3
Russia and Kazakhstan	232	1.4	170	1.0	423	1.4	412	1.3
Europe	261	1.6	255	1.6	611	2.1	488	1.6
India	126	0.8	11	0.1	243	0.8	70	0.2
Total	$16,152	100.0%	$16,404	100.0%	$29,621	100.0%	$31,352	100.0%

1 United States, Canada, Mexico and Peru

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

Net sales were $16.2 million for the three months ended June 30, 2021 compared with $16.4 million for the comparable period a year ago, a decrease of $252,000, or 2%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $989,000, or 7%, over the comparable period a year ago. This decrease in Hong Kong net sales was mitigated by increased administrative fees of $247,000 resulting from the modification of our fee structure associated with certain electronic (eWallet) accounts held by our Hong Kong members in June 2020.  The overall decrease in our Hong Kong net sales primarily resulted from the increase in deferred revenue, as unshipped product orders and unredeemed product vouchers, mostly received late in the quarter, increased $1.6 million from March 31, 2021. Also contributing to the deferred revenue increase was shortages of certain products due to bottlenecks in some of our supply chains. Additionally, coronavirus outbreaks in China, and the related measures implemented by the Chinese government to control the virus, including the required closure of some businesses and restrictions on public gatherings and travel continue to impact net sales. Due to these factors, the operating environment for our business in China remains restrictive. Outside of our Hong Kong business, net sales increased $737,000, or 27%, over the comparable three-month period a year ago, as net sales in almost all of our markets increased over the heavily coronavirus-restricted quarter a year ago.

Net sales were $29.6 million for the six months ended June 30, 2021 compared with $31.4 million for the comparable period a year ago, a decrease of $1.7 million, or 6%, due to substantially the same factors that adversely affected Hong Kong net sales for the three months ended June 30, 2021. Outside of our Hong Kong business, net sales increased $349,000, or 6%, over the comparable six-month period a year ago. As of June 30, 2021, deferred revenue was $5.7 million, which primarily consisted of $3.7 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.9 million in auto ship advances.

Gross Profit

Gross profit was 75.7% of net sales for the three months ended June 30, 2021 compared with 70.6% of net sales for the three months ended June 30, 2020, and 75.7% of net sales for the six months ended June 30, 2021 compared with 70.2% of net sales for the six months ended June 30, 2020. The gross profit margin percentage increase for the three and six month periods ended June 30, 2021 was primarily due to lower logistics costs and less product promotions, as well as the additional administrative fees recognized as revenue in the 2021 periods.

Commissions Expense

Commissions were 42.9% of net sales for the three months ended June 30, 2021 compared with 43.4% of net sales for the three months ended June 30, 2020, and 42.0% of net sales for the six months ended June 30, 2021 compared with 43.7% of net sales for the six months ended June 30, 2020. Excluding the additional administrative fee revenue referred to above, commissions as a percentage of net sales for the second quarter was relatively consistent as compared to the same quarter last year and decreased slightly for the first six months of 2021 as compared to the comparable period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.9 million for the three months ended June 30, 2021 compared with $4.3 million in the same period a year ago. For the six months ended June 30, 2021, selling, general and administrative expenses were $9.4 million compared with $9.6 million for the comparable period a year ago. The increase in selling, general and administrative expenses during the second quarter of 2021 was primarily due to higher event costs, as we held our first major event in June 2021 since the initial coronavirus outbreak. The decrease in selling, general and administrative expenses during the first six months of 2021 as compared to the comparable period in the prior year is primarily due to lower professional fees and lease costs offset by the cost of the June 2021 event.

Income Taxes

An income tax provision of $97,000 and $274,000 was recognized during the three month periods ended June 30, 2021 and 2020, respectively. An income tax provision of $184,000 and an income tax benefit of $508,000 was recognized during the six month periods ended June 30, 2021 and 2020, respectively. The tax benefit during the first six months of 2020 resulted primarily from a $512,000 deferred tax asset adjustment necessary to reflect the net operating losses arising from the 2019 tax year, which is due to the U.S. Coronavirus Aid, Relief, and Economic Security ("CARES") Act enacted in March 2020 and which were carried back in August 2020 to offset taxable income in tax year 2016.

Liquidity and Capital Resources

At June 30, 2021, our cash and cash equivalents totaled $88.1 million. Total cash and cash equivalents decreased by $4.3 million from December 31, 2020 to June 30, 2021, due to the dividends paid during the first six months of 2021. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2021, we had $66.5 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $3.7 million held in banks located within China subject to foreign currency controls. In April 2021, the Company adjusted the registered capital of its primary Chinese subsidiary and repatriated $9.0 million from China.

As of June 30, 2021, the ratio of current assets to current liabilities was 4.1 to 1.00 and we had $72.4 million of working capital. Working capital as of June 30, 2021 decreased $5.8 million compared to our working capital as of December 31, 2020.

Cash provided by operations was $548,000 for the first six months of 2021, compared with cash used in operations of $1.0 million in the comparable period of 2020. The improvement in operating cash flows resulted primarily from improved profitability during 2021.

Cash flows used in investing activities totaled $147,000 and $68,000 during the first six months of 2021 and 2020, respectively.

Cash flows used in financing activities during the first six months of 2021 and 2020 consisted solely of dividend payments of $0.20 per common share, totaling $4.6 million each period. Subsequent to June 30, 2021, on August 2, 2021, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on August 27, 2021 to stockholders of record on August 17, 2021. For the remainder of 2021, we expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding. However, any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our results of operations, financial condition, capital requirements and other factors considered relevant by the Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Repurchases are expected to be executed to the extent that the Company’s earnings and cash-on-hand allow, and are made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of June 30, 2021, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

We believe that our existing internal liquidity, supported by cash on hand and cash flows from operations, should be adequate to fund normal business operations and address our financial commitments for the foreseeable future.

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

Revenue Recognition. All revenue is recognized when the performance obligations under a contract, including product vouchers sold on a stand-alone basis in Hong Kong, are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product orders and unredeemed product vouchers are recorded as deferred revenue. Such amounts totaled $3.7 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.9 million and $2.0 million at June 30, 2021 and December 31, 2020, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $3.4 million and $3.5 million at June 30, 2021 and December 31, 2020, respectively.

Income Taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of June 30, 2021, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The Tax Act, enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of June 30, 2021, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because all earnings as of June 30, 2021 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2021.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2020, except that now we are adding the following risk factor:

Our business is subject to a variety of laws, regulations and other obligations regarding privacy, data protection and information security.  Any actual or perceived failure by us or our third-party vendors to comply with such laws, regulations or other obligations could materially adversely affect our business.

We collect certain personal information, including payment data, from members and consumers, as well as our employees.   We also develop and maintain sensitive and proprietary business information.  We are therefore subject to numerous laws, regulations and other obligations that address privacy, data protection and information security in the various markets in which we conduct business.   We are particularly focused on the evolving state of laws and regulations in China applicable to privacy, data protection and information security.   Of particular note is that on June 10, 2021, the Standing Committee of the National People's Congress of China promulgated the Data Security Law, which will take effect in September 2021. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information.

The interpretation, application and enforcement of privacy, data security and information security laws, regulations and other obligations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in interpretation and enforcement. We have incurred, and will continue to incur, significant expenses in an effort to comply with such laws, regulations and other obligations, as well as related security standards and protocols.  Despite our compliance efforts, we may not meet all of the requirements imposed on us.  Any failure on our part or on the part of our third-party vendors to comply with applicable laws, regulations or other obligations relating to privacy, data protection or information security could damage our reputation, result in investigations, fines or other penalties imposed by governmental authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices or those of our third-party vendors are not subject to legal challenge, the perception of data or privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.

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

NATURAL HEALTH TRENDS CORP.

Date: August 4, 2021	/s/ Timothy S. Davidson
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