Form 10-K
period 2021-12-31
NATURAL HEALTH TRENDS CORP
filed 2022-02-25
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2021: $48,628,270

At February 22, 2022, the number of shares outstanding of the registrant’s common stock was 11,422,539 shares.

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

December 31, 2021

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

Part I

Item 1. BUSINESS

Overview of Business

Natural Health Trends Corp. is an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Malaysia, Singapore and Thailand; South Korea; Japan; India; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider.

Most of our order volume, particularly in our Hong Kong subsidiary, is for personal consumption through existing members’ referrals. Our objectives are to enrich the lives of our customers and enable our members to benefit financially from the sale of our products.

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

Our Principal Products

We offer a line of “NHT Global” branded products in six distinct categories: wellness, herbal, beauty, lifestyle, home, and daily. These product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

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

Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals

Premium Noni Juice, Triotein™, Cluster X2™, Children’s Chewable Multivitamin, ReStor Silver™, ReStor Vital™, Trifusion Max™, Glucosamine 2200™, FibeRich™, Energin, Enhanced Essential Probiotics, Omega-3 Essential Fatty Acids, StemRenu®, OcuFocus™, CurcuMore™, AdaptoGin™, Biotic Trio, Ultra B Complex, CalComplex, Colostrum Chewable Tablets

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

Facial skin care and hand and body care

Skindulgence™ 30 Minute Firming System, BioCell SC Mask, Skindulgence™ Essence Gel, Valesce™ Eye Cream and Eye Mask, Floraeda Toner and Primer, Botanical Hand Protector™, Airelle® Age-Defying Facial Serum, Airelle® Intense Hydrating Repair Complex, Airelle® Age-Defying Eye & Lip Treatment, Color Awakening Lipstick™, Adamas™ Brightening Series, Micellion Cleansing Water, Skindulgence™ Probiotic Ampoule, Skindulgence™ Daily Gentle Facial Cleanser

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura Lux™ by NHT Global, Valura Lux™, LaVie™, TwinSlim™ Probiotics, NaturalGlo™

Home
Products designed to create a clean and natural living environment for the home.	Home appliances	Air Purifier, AquaPur Desktop Water Purifier

Daily
Daily care products designed to cleanse and protect the body and promote personal hygiene.	Oral care, hair care, and body care	FE Enzyme Toothpaste™, Bontanesse™ Shampoo, Smart Sonic Toothbrush

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

•

We have developed and rolled out a comprehensive training system that provides a complete advancement path appropriate for our members. Our training material covers the needs of our members, be they prospects, new recruits, product evangelists, sales leaders or dream builders.

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

We generally purchase finished goods from third-party manufacturers and sell them to our members for retail and personal consumption. We believe that in the event we are unable to timely source products from our current or alternate suppliers, our revenue, income and cash flow could be adversely and materially impacted. See “Item 1A. Risk Factors - We rely on a limited number of independent third parties to manufacture and supply our products on a timely basis.” We have some contracts with our suppliers with automatic renewal rights.

Marketing and Distribution

We distribute our products internationally primarily through a network marketing system, which is a form of person-to-person direct selling.  Under this system, members primarily refer our products to prospective consumers or they may buy at wholesale or discounted prices for personal consumption or for resale to consumers.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials as well as higher levels of customer service, all of which are not as readily available through other distribution channels. It should be noted, however, that the restrictive measures imposed in response to the COVID-19 pandemic have tempered some of the benefits associated with network marketing. In this document, we generically use the term “member” to refer to members who purchase for their own consumption or for resale, or both, as well as to members who only sign up to consume our products.

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

	December 31,
	2021	2020
Americas[1]	5,650	4,760
Hong Kong (including those members residing in China)[2]	33,510	41,130
Taiwan	2,410	2,550
South Korea	80	90
Japan	700	220
Malaysia and Singapore	420	290
Russia and Kazakhstan	1,090	1,340
Europe	1,210	1,300
India	690	550
Total	45,760	52,230

1 United States, Canada, Mexico and Peru

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

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

Although we have been required to modify or curtail some of our marketing strategies and programs in response to the COVID-19 pandemic, we generally sponsor promotional meetings, product education, motivational and personal development training events for current and potential members. These events are designed to inform and train prospective and existing members about our product lines and new product launches, our latest marketing and promotional plans, and new services improvements. These events also serve as a venue for recognition of member accomplishments. Members typically share their experiences in using our products and developing their business at these events. We are continually developing and updating our marketing strategies and programs to motivate our members.

Recent Disruptions to our Business

Our normal business operations have recently been disrupted by a series of events, including the COVID-19 pandemic and related measures to control it, the Chinese government’s 100-day campaign focused on companies involved in the sale of health products in China, and recent political and social developments in Hong Kong. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war…”, “Risk Factors - Our business in China is subject to compliance with a myriad of applicable laws and regulations...”, “Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong…”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview.”

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

Employees

At December 31, 2021, we employed 140 individuals, including 138 total full-time employees worldwide. Of the full-time employees, 89 were located in Greater China (Hong Kong, China, and Taiwan), 26 in the Americas (United States, Canada, Cayman Islands, and Peru), four in Europe, five in India, five in Malaysia and Singapore, two in South Korea, three in Russia, three in Japan, and one in Vietnam.

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

We have United States and foreign holding and operating company structures for our businesses, which involve the division of our United States and non-United States operations. Under this structure, the foreign holding company retains the economic ownership of the intangible property outside of the United States, including trademarks, trade secrets and other proprietary information.

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

Members are not required to enroll other members as their down-line, and we do not pay any commissions for enrolling new members. However, because of the financial incentives provided to those who succeed in building a member network that consumes and resells products, we believe that many of our members attempt, with varying degrees of effort and success, to enroll additional members. Because they are seeking new opportunities for income, people are often attracted to become members after using our products or after attending introductory seminars. Once a person becomes a member, he or she is able to purchase products directly from us at wholesale prices via the internet. The member is also entitled to enroll other members in order to build a network of members and customers.

In certain markets members also enroll preferred customers. Preferred customers purchase products at a discount but are not able to enroll new members or preferred customers, resell product, earn commissions or qualify for incentives or rewards.

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

We seek to understand and satisfy the needs of our members through virtual and in-person product training meetings, significant member events, web-based messages, member focus groups, regular telephone conference calls and other personal contacts with members. Via our platform, we may provide product fulfillment and tracking services that result in user-friendly and timely product distribution.

To help maintain communication with our members, we offer the following support programs:

•	Teleconferences – we hold teleconferences with member field leadership on various subjects such as technical product discussions, member organization building and management techniques.

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

The Chinese government scrutinizes activities of direct selling companies. Our business continues to be subject to regulations and examinations by municipal and provincial level regulators. At times, actions by government regulators have impacted our members’ activities in certain locations, and have resulted in a few cases of enforcement actions. In each of these cases, we helped our members with their defense in the legality of their conduct. We expect that our business model will continue to evolve, as we work with our professional advisors and regulators to make any changes that need to be made to comply with direct selling and other regulations.

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

Regulation of Our Products

Our products and related promotional and marketing activities are subject to extensive governmental regulation by numerous governmental agencies and authorities in the United States, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the U.S. Department of Agriculture, state attorneys general and other state regulatory agencies.  In our foreign markets, the products are generally regulated by similar government agencies.

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

Our business is subject to additional FDA regulations, such as those implementing an adverse event reporting system (“AERS”), which requires us to document and track adverse events and report serious adverse events, which are events involving hospitalization or death, associated with consumers’ use of our products.

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

Other Regulatory Issues

As we operate through many subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and custom laws that regulate the flow of funds between our entities for product purchases, management services and contractual obligations, such as the payment of member commissions. As is the case with most companies that operate in direct sales, we might receive inquiries or scrutiny from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, pyramid selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws. See “Item 1A. Risk Factors - Legal, Regulatory, Tax, Currency and Trade Policy Risks.”

Product Warranties and Returns

Our refund policies and procedures closely follow industry and country-specific standards, which vary greatly by country. For example, in the United States, the Direct Selling Association recommends that direct sellers permit returns during the twelve-month period following the sale, while in Hong Kong the standard return policy is 14 days following the sale. Our return policies typically conform to local laws or the recommendation of the local direct selling association. In most cases, members who timely return unopened product that is in resalable condition may receive a refund. The amount of the refund may be dependent on the country in which the sale occurred, the timeliness of the return, and any applicable re-stocking fee. We must be notified of the return in writing and such written requests would be considered a termination notice of the membership. We may alter our return policy in response to special circumstances.

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

Our Industry

We are engaged in the direct selling industry, selling wellness, herbal, beauty, lifestyle, home, and daily products. More specifically, we are engaged in what is called network marketing or multi-level marketing. This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, cosmetics and dietary supplements, or selling other types of consumer products. Generally, direct selling is based upon an organizational structure in which independent members purchasing a company’s products are compensated for sales made directly to consumers.

Our members are compensated based on sales generated by members they have enrolled and all subsequent members enrolled by their “down-line” network of members. The experience of the direct selling industry has been that once a sizeable network of members is established, new and alternative products and services can be offered to those members for sale to consumers and additional members.

Competition

The network marketing industry is very diverse, with giant multinational corporations as well as smaller, local operators, some of which are direct-selling subsidiaries of much larger conglomerates. Big network marketing companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Herbalife Nutrition Ltd., which have much greater name recognition and financial resources than we do and also have many more members. They are publicly traded and therefore serve as informational benchmarks, but we don’t overlap with them in terms of marketplace or product range. On the other hand, many medium- and small-sized privately held Chinese, Taiwanese and Hong Kong companies are fierce competitors and are much closer to directly competing with us. Also, a number of our former employees and members now work for competitors and sometimes try to use relationships and knowledge obtained to compete with us.

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

In 2021 and 2020, approximately 78% and 79% of our revenue, respectively, was generated in Hong Kong. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region, including the current economic challenges facing China and Hong Kong, are having and could in the future have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war may seriously harm our business.

Epidemics, natural disasters, terrorist attacks or acts of war may cause damage or disruption to us, our employees, our facilities and our members and customers, which could negatively impact our revenues, results of operations and financial condition.  For example, in late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world, being declared a global pandemic by the World Health Organization in March 2020. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2021 generated approximately 78% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government continues to adjust the restrictive measures that it imposes to control COVID-19 based on then-current local circumstances, as have the governments of the other countries in which we operate. The severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our financial results throughout 2020 and 2021, and we expect that our financial results for the near-term may be adversely affected. These disruptions have also adversely affected the operations of our third-party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions.

This and other epidemics, such as the avian influenza, or natural disasters have in the past and could in the future adversely affect our business, results of operations and financial condition. Terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility, such as challenges to Chinese sovereignty claims in the South China Sea or Chinese objection to the Taiwan independence movement and the resultant tension in the Taiwan Strait, could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong, and the negative impact on our operations and financial performance could continue or intensify.

Our headquarters and a significant number of our employees are based in Hong Kong, and our Hong Kong subsidiary generates a substantial portion of our overall business. Hong Kong has in recent years experienced significant political unrest and social strife, including a series of large-scale protests. These developments, along with the impact of the COVID-19 pandemic, led us in 2020 to cease conducting member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that this action has negatively affected our operations and financial performance. If current conditions continue or further deteriorate, we anticipate that our business, results of operations and financial condition will be adversely affected.

We experienced negative operating cash flows during the year ended December 31, 2019, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. Unless our operating cash flows improve, this negative financial performance could have a material adverse effect on our business and our stock price.

We experienced negative operating cash flows during the year ended December 31, 2019, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. This cash flow performance was primarily due to declines in our revenues being greater than the decreases in expenditures that we could manage. If we again experience negative operating cash flows or our cash balance is substantially diminished, we may not be able to continue paying cash dividends to our stockholders, our ability to support our operations could be impaired and we may be required to seek debt or equity financing. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders. Negative operating cash flows could have a material adverse effect on our business, results of operations and financial condition, as well as our stock price, and could eventually threaten our solvency. Negative operating cash flows and any related adverse market perception may also negatively affect our ability to attract new members and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

Adverse publicity concerning any actual or claimed failure by us or our members to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing and distribution of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our ability to attract, motivate and retain members, which would negatively impact our ability to generate revenue.  There have been several instances where adverse publicity in China has harmed our business. For example, in January 2019 Central China Television (CCTV) aired a segment alleging, among other things, that we conduct an illegal pyramid scheme in China, and we believe that this media coverage had a short-term negative impact on our business. See “Item 1A. Risk Factors - Our business in China is subject to compliance with a myriad of applicable laws and regulations…”.

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

Although we have in recent years expanded our line of products, we derive at least 10% of our total revenue from each of our Premium Noni Juice, Enhanced Essential Probiotics and Triotein™ products. Further, we currently source each of these products from a single supplier. If demand decreases significantly, government regulation restricts their sale, we are unable to adequately source or deliver the products, or we are unable to offer the products for any reason without suitable replacements, our business, results of operations and financial condition could be materially and adversely affected. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which could substantially impair our business, results of operations and financial condition.

The high level of competition in our industry could adversely affect our business.

The business of marketing personal care, cosmetic, nutritional supplements, and lifestyle enhancement products is highly competitive.  This market segment includes numerous manufacturers, members, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad.  The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market.  Sales of similar products by competitors may materially and adversely affect our business, results of operations and financial condition.

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

We rely on a limited number of independent third parties to manufacture and supply our products on a timely basis.

All of our products are manufactured by a limited number of independent third parties.  There is no assurance that our current manufacturers will continue to reliably supply products to us at the level of quality we require or to do so on a timely basis. Some of our third-party manufacturers have recently experienced difficulty sourcing product ingredients or components on a timely basis, resulting in delays in the timely delivery of products to us. If a key manufacturer suffers liquidity problems or experiences operational or other problems assisting with our products, our results could suffer.  In the event any of our third-party manufacturers become unable or unwilling to timely provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement manufacturing sources or replacement products.  There is no assurance that we will be able to obtain alternative manufacturing sources or products or be able to do so on a timely basis.  An extended interruption in the supply of certain of our products may result in a substantial loss of revenue.  In addition, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on revenue or result in increased product returns.

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

Also, it is difficult to assess the extent to which our products and sales techniques would be accepted or successful in any given country.  In addition to significant regulatory barriers, we may also encounter problems conducting operations in foreign markets with different cultures and legal systems from those elsewhere.  There are substantial uncertainties in many such legal systems around the world, including in China, which could limit our ability to enforce third-party contractual arrangements and have other negative consequences. We may also be required to reformulate certain of our products before commencing sales in a given country.  Once we have entered a market, we seek to adhere to the regulatory and legal requirements of that market.  No assurance can be given that we would be able to successfully reformulate our products in any of our current or potential international markets to meet local regulatory requirements or attract local customers.  The failure to do so could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we would be able to obtain and retain necessary permits and approvals.

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

Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business and the market price of our common stock.

We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which requires annual management assessments of the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC’s Sarbanes-Oxley rules require us to include a report by management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. Although we review internal control over financial reporting in order to ensure compliance with the SEC’s Sarbanes-Oxley rules, if we fail to maintain effective internal control over financial reporting, we could be required to take costly and time-consuming corrective measures to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by stockholders. For instance, as described in “Item 9A. - Controls and Procedures” in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting as of December 31, 2018. Management, with oversight from the Audit Committee, implemented a plan to remediate this material weakness and completed remediation during 2019. While the existence of this material weakness did not result in a restatement of previously issued interim or annual consolidated financial statements, we incurred substantial costs and utilized meaningful resources to remediate the material weakness during 2019. Any future failure to maintain effective internal control over financial reporting could result in the foregoing identified consequences and could cause investors to lose confidence in our reported financial information and in our company and could cause a decline in the market price of our common stock.

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

We distribute our products through independent members, and we depend upon them directly for all of our sales in most of our markets. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of members, as well as a relatively small number of key members.  Our members may terminate their services with us at any time and, like most direct selling organizations, we have a high rate of attrition. We had 12% fewer active members at December 31, 2021 as compared to the end of 2020, and 9% fewer active members at the end of 2020 as compared to the end of 2019. These losses in the number of active members were a significant factor contributing to the decrease in our recent year-over-year sales. If we cannot stabilize or increase the number of our members, or if we lose one or more key member leaders, sales of our products could be further materially and adversely affected. The replacement of members could be difficult because, in our efforts to attract and retain members, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.

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

Given the size and diversity of our member force, we experience problems with members from time to time, especially with respect to our members in foreign markets. For example, if our members engage in illegal activities in China, those actions could be attributed to us. Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, are subject to significant regulatory discretion resulting in interpretations and enforcement that sometimes vary from province to province, among different levels of government, and from time to time. Members can be accused of violating one or more of the laws regulating these activities, notwithstanding training that we attempt to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this has led some existing members in China (who are signed up as members in Hong Kong) to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are managing this risk with more training and public relations efforts that are designed, among other things, to distinguish our company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our current business model, specifically.

In addition, members often desire to enter a market before we have received approval to do business in order to gain an advantage in the marketplace.  Improper member activity in new geographic markets could result in adverse publicity and can be particularly harmful to our ability to ultimately enter these markets.  Violations by our members of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation.  In addition, it is possible that a judicial or administrative body could hold us civilly or criminally accountable based on vicarious liability because of the actions of our members.  If any of the above or related events involving our members occur, our business, results of operations or financial condition could be materially adversely affected.

An increase in the amount of compensation paid to members would reduce profitability.

We incur significant expense in the payment of compensation to our members, which represented approximately 43% and 42% of net sales during 2021 and 2020, respectively.  We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the type and scope of promotions and incentives, local promotional programs and business development agreements.  Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

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

In contrast to our operations in other parts of the world, our China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license and has also adopted anti-pyramid selling and multi-level marketing legislation. We operate an e-commerce direct selling platform in Hong Kong and recognize the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties.  In addition, through a Chinese entity, we sell products in China using an e-commerce retail platform. Chinese members may elect to participate in either or both of the Chinese entity and the Hong Kong entity.

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

Should the government authorities determine that our activities violate applicable laws and regulations, including China’s direct selling, pyramid selling or multi-level marketing laws and regulations, or should new laws or regulations be adopted, there could be a material adverse effect on our business, results of operations and financial condition.

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

Various other factors could harm our business in Hong Kong and China, such as worsening economic conditions in Hong Kong or China, adverse developments relating to the industry in which we conduct our business, adverse local publicity, negative changes to our business and/or social media coverage, geopolitical or trade tensions between the United States and China or other events that may be out of our control. For example, in January 2019 the Chinese government announced a 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. During the campaign, we understand that the government is not issuing any additional direct selling licenses, is not issuing certifications of quality or other approvals of various healthcare products, and is reviewing its regulatory oversight of the industry. It is further understood that the campaign is specifically focused on the business practices of direct selling companies. Similarly, during the third quarter of 2007, we learned that the Chinese government was expected to impose a more intense enforcement program against illegal pyramid scheme activities (or “chain sale” activities in transliterated Chinese terms). In January 2019 we, like some of our peers, voluntarily decided to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China as we did in 2007. We did this because we learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies and did not want to run the risk of being inadvertently entangled in the government enforcement actions as the provincial and local government formulate and implement their interpretive guidance and rule-making. Although we have been able to relax some restrictions on member activities in certain markets, it may again in the future be necessary or advisable to suspend member activities or take similar actions, and the resulting periods of reduced activity may have a material adverse effect on our business.

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

Any determination that our operations or activities, or the activities of our individual members, employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our future ability to obtain business licenses or expand into new locations, changes to our business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm our business, results of operations and financial condition.

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

Tensions between China and the United States have become particularly acute following the China legislature’s passage of a national security law in June 2020 that changes the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law criminalizes secessionist activities, subversion, terrorism, and collusion with a foreign country or with external elements to endanger national security in Hong Kong. The U.S. State Department has announced that the United States no longer considers Hong Kong to have significant autonomy from China, and the U.S. administration is taking action to end many of the U.S. government’s special trade and economic relations with Hong Kong. Further, on July 14, 2020 the United States enacted the Hong Kong Autonomy Act (and the U.S. President issued a related executive order), authorizing the U.S. administration to impose sanctions against individuals and entities determined to materially contribute to the erosion of Hong Kong's autonomy, as well as to punish financial institutions that facilitate certain significant transactions.   The United States has since imposed sanctions on a number of individuals, and China has responded in kind.  These and other recent actions may represent an escalation in political and economic tensions involving the United States, China and Hong Kong, which could harm our business. A continued deterioration in these political or economic relations or other future unforeseen problems could disrupt our China and Hong Kong business (including our Hong Kong office and employees), adversely affect the distribution of our products, reduce our net sales, increase the cost of conducting our operations, or result in retaliatory actions against U.S. interests, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We collect certain personal information, including payment data, from members and consumers, as well as our employees.   We also develop and maintain sensitive and proprietary business information.  We are therefore subject to numerous laws, regulations and other obligations that address privacy, data protection and information security in the various markets in which we conduct business.   We are particularly focused on the evolving state of laws and regulations in China and Hong Kong applicable to privacy, data protection and information security.   Of particular note is that on June 10, 2021, the Standing Committee of the National People's Congress of China promulgated the Data Security Law, which took effect in September 2021. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. Similarly, Hong Kong also has its data privacy legislation that regulates the collection, use and handling of personal data. Under the relevant Hong Kong legislation, data users are required to comply with various data protection principles in relation to the requirement of lawful and fair collection of personal data, consent of data subjects, retention of personal data, use and disclosure of personal data, security of personal data, personal data policies and practices, and rights to access and correction of personal data.

The interpretation, application and enforcement of privacy, data security and information security laws, regulations and other obligations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in interpretation and enforcement. We have incurred, and will continue to incur, significant expenses in an effort to comply with such laws, regulations and other obligations, as well as related security standards and protocols.  Despite our compliance efforts, we may not meet all of the requirements imposed on us.  Any failure on our part or on the part of our third-party vendors to comply with applicable laws, regulations or other obligations relating to privacy, data protection or information security could damage our reputation, result in investigations, fines or other penalties imposed by governmental authorities and private claims or litigation, any of which could materially adversely affect our business, results of operations and financial condition. Even if our practices or those of our third-party vendors are not subject to legal challenge, the perception of data or privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, results of operations and financial condition.

Challenges by third parties to the legality of our business operations could harm our business.

We are also subject to the risk of private party challenges to the legality of our operations, including our direct selling system.  The regulatory requirements concerning direct selling systems generally do not include “bright line” rules and are inherently fact-based and subject to judicial or administrative interpretation. An adverse judicial or administrative determination against us with respect to our direct selling system, or in proceedings not involving us directly but which challenge the legality of other direct selling marketing systems, could have a material adverse effect on our business.  There is also risk that challenges and settlements involving other parties could provide incentives for similar actions by members against us and other direct selling companies.  Moreover, challenges to our business system and operations in important markets may come from short sellers, hedge funds, other investors, bloggers and reporters.  Other companies in our industry have also faced such challenges.  Any challenges regarding us or others in our industry could harm our business if such challenges result in the imposition of any fines or damages on our business, create adverse publicity, increase scrutiny or investigations of us or our industry, detrimentally affect our efforts to recruit or motivate members and attract customers, or interpret laws in a manner inconsistent with our current business practices.

We have in the past been involved in, and may in the future face, lawsuits, claims, and governmental proceedings and inquiries that could harm our business.

We have in the past been, and may in the future be, a party to lawsuits, claims and governmental proceedings and inquiries. Prosecuting and defending these matters may require significant expense and attention of our management and can expose us to adverse publicity, regardless of the outcome. Further, in the event of an adverse outcome, we could be required to pay substantial damages, fines or penalties and cease or be prevented from conducting certain practices or activities.

Such matters can be complex, can extend for a protracted period of time, and can result in unpredictable expense. There can be no assurance that we will be able to successfully defend or resolve any such litigation, claims or governmental proceedings or inquiries, or that the significant money, time and effort spent in defending these matters, or any related adverse publicity, will not adversely affect our business, results of operations and financial condition.

Currency exchange rate fluctuations could lower our revenue and net income.

In 2021, 97% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries generally use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Thai baht, Indian rupee, Canadian dollar, Mexican peso, Peruvian sol and European euro collectively represented approximately 20% and 18% of our revenue in 2021 and 2020, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, India, Canada, Central America, South America and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on our members’ purchasing power.

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

We have in the past, and may in the future be subject to examinations of our tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes, which is subject to significant discretion. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the United States, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our financial results or operations could be adversely affected.

In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. The failure to properly calculate, report and pay such duties when we are subject to them could have a material adverse effect on our results of operations and financial condition. Any change in the laws or regulations regarding such duties, or any interpretation thereof, could result in an increase in the cost of doing business.

Transfer pricing regulations affect our business and results of operations.

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our United States or local entities and are taxed accordingly. We have adopted transfer pricing agreements with most of our subsidiaries to regulate inter-company transfers, which agreements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services, and contractual obligations, such as the payment of member compensation. There can be no assurance that we will be found to be operating in compliance with transfer pricing laws, or that those laws would not be modified, which, as a result, may require changes in our operating procedures or otherwise may have a material adverse effect on our financial results or operations.

Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets.

The formulation, manufacturing, packaging, labeling, importation, advertising, distribution, sale and storage of certain of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission and the U.S. Department of Agriculture and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  For example, the FDA requires us and our suppliers to meet relevant current good manufacturing practice (cGMP) regulations for the preparation, packing and storage of foods and over-the-counter (OTC) drugs.  We are also now required to report serious adverse events associated with consumer use of certain of our products.  Other laws and regulations govern or restrict the claims that may be made about our products and the information that must be included and excluded on labels.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, could have on our business.  These potential effects could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional recordkeeping and reporting requirements, expanded documentation of the properties of certain products, expanded or different labeling, or additional scientific substantiation.  Any or all of these requirements could have a material adverse effect on our business, results of operations or financial condition.

New regulations governing the marketing and sale of nutritional supplements could harm our business.

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future.  In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements.   Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future.  In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements.  We face similar pressures in our other markets, particularly in China where certain government ministries announced in January 2019 a comprehensive 100-day campaign focusing on companies involved in the sale of certain products, including nutritional supplements and health products.  This campaign, which may not have formally concluded, and may still be the subject of a “look-back review” being conducted by various Chinese governmental agencies, could result in new legislation or regulation.  In the United States, the FTC's Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Guides”) require disclosure of material connections between an endorser and the company they are endorsing and require the disclosure of typical results when these are different from those reported by the endorser.  The requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results.  If we or our members fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations.  Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

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

We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity by the U.S. Department of Justice (the "DOJ") and the SEC relating to certain countries in which we have business, including China. For example, in 2017, a U.S. based direct selling company announced that it was the target of an investigation being conducted by the SEC to determine whether certain activities related to the direct selling company's operations in China violated the FCPA. Also, in 2017, another U.S. based direct selling company announced that it had initiated a voluntary probe of its operations in China to determine if violations of the FCPA had occurred.

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

If our suppliers’ product liability insurance fails to cover product liability claims or other product liability claims, or any product liability claims exceeds the amount of coverage provided by such policies or if we are unsuccessful in any third-party claim against the manufacturer or if we are unsuccessful in collecting any judgment that may be recovered by us against the manufacturer, we could be required to pay substantial monetary damages which could materially harm our business, results of operations and financial condition. As a result, we may become required to pay high premiums and accept high deductibles in order to secure adequate insurance coverage in the future.  Especially since we do not have direct product liability insurance, it is possible that product liability claims and the resulting adverse publicity could negatively affect our business.

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

System disruptions or failures, cybersecurity risks, and compromises of data, or the failure to comply with related laws and regulations, could harm our business.

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

In any case, a data breach or other significant disruption of our information systems or those related to our third-party vendors, including as a result of cyber-attacks, could (1) disrupt the proper functioning of our systems and networks and therefore operations, (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of personal, confidential, sensitive or otherwise valuable data or other information, (3) result in a violation of applicable privacy, cybersecurity, data breach notification requirements under applicable laws, regulations and contractual provisions, subjecting us to additional regulatory scrutiny, and exposing us to possible fines, lawsuits and related financial liability, (4) require significant management attention and financial resources to investigate and remedy the breach or disruption, and (5) harm our reputation, cause a decrease in the number of our members and revenue, and otherwise damage our business.  The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Finally, we are subject to numerous laws, regulations and other obligations that address privacy, data collection and information security in the various markets in which we conduct business and, despite our compliance efforts, we or our third-party vendors may not comply with all applicable requirements. See “Item 1A. Risk Factors - Our business is subject to a variety of laws, regulations and other obligations regarding privacy, data protection and information security…”.

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

This market volatility for our common stock may make it more difficult for holders of our stock to sell shares when they want and at prices they find attractive. There can be no assurance that a larger or more liquid market will be developed or maintained for our common stock.

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

We lease seven branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia, Singapore, Thailand, India, and the Cayman Islands. We also lease a factory in Zhongshan, China. We contract with third parties for fulfillment and distribution operations in all of our international markets. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” On February 22, 2022, the closing price of our common stock as reported by Nasdaq was $7.14 per share.

At February 22, 2022, there were approximately 90 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

The Company expects to pay a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on the Company's financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Malaysia, Singapore and Thailand; South Korea; Japan; India; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider. See Note 13 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information about our net sales by geographic area.

As of December 31, 2021, we were conducting business through 45,760 active members, compared to 52,230 at the end of 2020. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe. For further information regarding some of the risks associated with our loss of members, see “Item 1A. Risk Factors - Our recent loss of a significant number of members is adversely affecting our business…”.

We generate approximately 93% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 78% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our business for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors,” and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...”, “Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong….”, and “Risk Factors - Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

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

In January 2019 the Chinese government announced a 100-day campaign focused on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they are targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign is specifically focused on the business practices of direct selling companies. During the campaign, we understand that the government is not issuing any additional direct selling licenses, is not issuing certifications of quality or other approvals of various healthcare products, and is reviewing its regulatory oversight of the industry. Since it was implemented, the campaign and associated negative media coverage have had a significant adverse impact on our business, as consumers have widely curtailed their purchases within the affected industries. We, like some of our peers, voluntarily decided in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China. We did this because we learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies, and did not want to run the risk of being inadvertently entangled in government enforcement actions as the provincial and local governments formulate and implement their interpretive guidance and rule-making. Although we have been able to relax some restrictions on member activities in certain markets, it may again in the future be necessary or advisable to suspend member activities or take similar actions from time to time, and such periods of reduced activity may have a material adverse effect on our business.

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

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2021 generated approximately 78% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government continues to adjust the restrictive measures that it imposes to control COVID-19 based on then-current local circumstances, as have the governments of the other countries in which we operate. The scope and impact of the pandemic and related control measures are uncertain, but we have taken steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. We have also canceled or rescheduled a number of in-person member events over the course of the pandemic. The severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our financial results throughout 2020 and 2021, and we expect that our financial results for the near-term may be adversely affected. For example, in February 2021 several COVID-19 outbreaks caused the Chinese government to abruptly reintroduce restrictions on personal mobility and strongly discourage gatherings and travel ahead of the Chinese New Year. These measures effectively lengthened the traditional holiday and reduced the number of working days in the first quarter of 2021, which had a significant short-term effect on the level of our net sales. Further, due to scattered outbreaks of COVID-19 and the Chinese government's imposition of restrictions, the quarter ended September 30, 2021 marked the first quarter since the beginning of the pandemic that we were unable to sponsor any in-person member events in China, Macau or Hong Kong, which we believe also had a negative effect on net sales. The disruptions associated with the COVID-19 pandemic have also adversely affected the operations of some of our third-party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions. We will continue to assess the operational and financial impact of the COVID-19 pandemic. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war…”.

Recent political and social developments in Hong Kong, along with the impact of the COVID-19 pandemic and related government control measures, are also adversely affecting our Hong Kong operations and led us in 2020 to cease conducting member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that this action has negatively affected our operations and financial performance. If current conditions continue or further deteriorate, we anticipate that our business, financial condition and results of operations will be adversely affected. See “Item 1A. Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”.

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for 2021 were lower than 2020. The decline in net sales during 2021 resulted in modest income from operations for the year, as well as modest positive cash flows from operations. We anticipate that our financial performance for the near-term may continue to be adversely impacted.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for fiscal 2021 and 2020 represented 43% and 42% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	25.0	27.4
Gross profit	75.0	72.6
Operating expenses:
Commissions expense	42.6	42.2
Selling, general and administrative expenses	29.8	29.3
Total operating expenses	72.4	71.5
Income from operations	2.6	1.1
Other income (expense), net	(0.1)	1.3
Income before income taxes	2.5	2.4
Income tax provision	0.7	1.0
Net income	1.8%	1.4%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2021		2020
Americas[1]	$4,283	7.2%	$3,791	6.1%
Hong Kong[2]	46,699	77.8	49,169	79.2
China	2,237	3.7	2,940	4.7
Taiwan	2,706	4.5	3,034	4.9
South Korea	251	0.4	280	0.5
Japan	938	1.6	260	0.4
Malaysia and Singapore	458	0.8	358	0.6
Russia and Kazakhstan	854	1.4	888	1.4
Europe	1,136	1.9	1,050	1.7
India	443	0.7	301	0.5
Total	$60,005	100.0%	$62,071	100.0%

1 United States, Canada, Mexico and Peru.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

Net sales were $60.0 million for the year ended December 31, 2021 compared with $62.1 million a year ago, a decrease of $2.1 million, or 3%.  Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $2.5 million, or 5%, over the prior year. The overall decrease in Hong Kong net sales was enhanced by the recognition of lower administrative fees in 2021 compared with the prior year. However, the decrease in Hong Kong net sales resulted primarily from the increase in deferred revenue, as unredeemed product vouchers and unshipped product orders increased $5.5 million from December 31, 2020. This increase was due to the launch of a product voucher program in October 2020; the voucher program has been well received by our members, but resulted in a significant increase in unredeemed product vouchers and unshipped product orders at December 31, 2021. Additionally, we believe that our Hong Kong net sales will continue to be negatively impacted by scattered outbreaks of COVID-19 in China and the Chinese government's imposition of related measures to control the virus, including the required closure of some businesses and restrictions on public gatherings and travel. These restrictions have caused us to limit the number and scope of our in-person member events, which are designed to generate interest in our products. Clearly, the operating environment for our business in China remains restrictive. Outside of our Hong Kong business, net sales increased $404,000, or 3%, compared with the prior year.

As of December 31, 2021, deferred revenue was $8.5 million, which primarily consisted of $6.5 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.9 million in auto ship advances.

Gross Profit

Gross profit was 75.0% of net sales for the year ended December 31, 2021 compared with 72.6% of net sales for the year ended December 31, 2020. Excluding the impact of decreased administrative fee revenue referred to above, gross profit margin increased primarily due to our negotiation of lower logistics costs and offer of fewer product promotions.

Commissions Expense

Commissions were 42.6% of net sales for the year ended December 31, 2021 compared with 42.2% of net sales for the year ended December 31, 2020. Excluding the impact of decreased administrative fee revenue referred to above, commissions as a percentage of net sales was relatively consistent as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.8 million for the year ended December 31, 2021 compared with $18.2 million for the year ended December 31, 2020. Selling, general and administrative expenses decreased by $362,000, or 2%, mainly due to lower professional fees and lease costs offset by higher employee-related costs and event costs, as we held our first major in-person member event in June 2021 since the initial COVID-19 outbreak.

Income Taxes

An income tax provision of $425,000 was recognized for the year ended December 31, 2021 compared with $647,000 for the year ended December 31, 2020. The tax provision for 2021 primarily resulted from the impact of the Global Intangible Low-Taxed Income (“GILTI”) inclusion offset by income tax benefits recognized for GILTI-related return to provision true-ups related to the year ended December 31, 2020, as well as the permanent benefit recognized for carrying back net operating losses generated from the year ended December 31, 2020 to the year ended December 31, 2016. We booked a tax benefit of $84,000 during 2021 due to the net operating loss generated in the tax year ended December 31, 2020 for the rate differential resulting from the carryback. We booked a tax benefit of $512,000 during 2020 due to the net operating loss generated in the tax year ended December 31, 2019. The Company's effective tax rate for the year ended December 31, 2021 differs from the year ended December 31, 2020 primarily as a result of a reduction in income in our foreign operations during the year ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2021, our cash and cash equivalents totaled $83.8 million. Total cash and cash equivalents decreased by $8.5 million from December 31, 2020 to December 31, 2021, primarily due to dividends paid during 2021. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2021, we had $66.6 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $4.1 million held in banks located in China subject to foreign currency controls. In April 2021, the Company adjusted the registered capital of its primary Chinese subsidiary and repatriated $9.0 million from China.

As of December 31, 2021, the ratio of current assets to current liabilities was 3.79 to 1.00 and we had $68.8 million of working capital. Working capital as of December 31, 2021 decreased $9.4 million compared to our working capital as of December 31, 2020.

Cash provided by operations was $1.0 million and $1.9 million during 2021 and 2020, respectively. Cash used in investing activities totaled $225,000 and $211,000 during 2021 and 2020, respectively.

Cash used in financing activities during 2021 and 2020 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $9.1 million in each period. Subsequent to December 31, 2021, on February 7, 2022, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on March 4, 2022 to stockholders of record on February 22, 2022. We expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2021, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

We believe that our existing internal liquidity, supported by cash and cash equivalents, as well as cash flows from operations should be adequate to fund normal business operations and address our financial commitments for the foreseeable future.

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

Revenue Recognition.  All revenue is recognized when the performance obligations under a contract, including product vouchers sold on a stand-alone basis in Hong Kong, are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product orders and unredeemed product vouchers are recorded as deferred revenue. Such amounts totaled $6.5 million and $1.0 million at December 31, 2021 and 2020, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.9 million and $2.0 million at December 31, 2021 and 2020, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $3.6 million and $3.5 million at December 31, 2021 and 2020, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of December 31, 2021, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of December 31, 2021, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because the portion of all earnings which are no longer deemed reinvested indefinitely as of December 31, 2021 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2021.

The U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020. The CARES Act was enacted to provide tax relief to companies impacted by the COVID-19 pandemic. In addition to other broad changes, the CARES Act allows for a 5-year carryback period for net operating losses arising in tax years beginning after 2017 and before 2021, effectively taking advantage of differences in tax rate as a result of enactment of the Tax Act. We booked a tax benefit of $84,000 during 2021 due to the net operating loss generated in the tax year ended December 31, 2020 for the rate differential resulting from the carryback. We booked a tax benefit of $512,000 during 2020 due to the net operating loss generated in the tax year ended December 31, 2019.

We estimate what our effective tax rate will be for the full fiscal year at each interim reporting period and record a quarterly tax provision based on that estimated effective tax rate. Throughout the year that estimated rate may change based on variations in our business, changes in our corporate structure, changes in the geographic mix and amount of income, applicable tax laws and regulations, communications with tax authorities, as well as our estimated and actual level of annual pre-tax income. We adjust our income tax provision in the reporting period in which the change in our estimated rate occurs so that the year-to-date provision is consistent with the anticipated annual tax rate. The Company's effective tax rate for the year ended December 31, 2021 differs from the year ended December 31, 2020 primarily as a result of a reduction in income in our foreign operations during the year ended December 31, 2021.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under smaller reporting company disclosure rules.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Natural Health Trends Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Commissions Expense and the Related Accrued Commissions, Including Amounts Held in eWallets

As described in Note 1 to the consolidated financial statements, the Company accrues weekly commissions when earned, and estimates and accrues all costs associated with certain incentives independent members may earn during a designated incentive period as the members meet the qualification requirements, which may range from several weeks to up to a year.

The principal consideration for our determination that performing procedures related to commissions expense and the related accrued commissions, including amounts held in eWallets, is a critical audit matter is there were specialized skills required to test the information technology controls surrounding the computation of the commission expense and significant judgment by management in determining the amounts to accrue for each of its member compensation programs, which in turn, led to significant audit judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to these accounts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the Company’s information technology controls, (ii) testing the internal controls over the algorithm used to compute commissions expense and recomputed the algorithm on a test basis; and (iii) obtaining an understanding of the Company’s estimation process relating to commissions and testing the Company's process by performing procedures to test and evaluate the methods, data, and significant assumptions used in developing the estimates.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Los Angeles, CA

February 25, 2022

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$83,843	$92,367
Inventories	5,257	3,779
Other current assets	4,369	3,595
Total current assets	93,469	99,741
Property and equipment, net	463	539
Operating lease right-of-use assets	3,021	3,745
Restricted cash	522	525
Deferred tax asset	309	731
Other assets	571	661
Total assets	$98,355	$105,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761	$580
Income taxes payable	1,345	1,481
Accrued commissions	3,636	3,496
Other accrued expenses	1,933	1,922
Deferred revenue	8,536	3,091
Amounts held in eWallets	6,341	8,503
Operating lease liabilities	1,239	1,163
Other current liabilities	865	1,270
Total current liabilities	24,656	21,506
Income taxes payable	12,130	13,748
Deferred tax liability	153	216
Operating lease liabilities	1,928	2,775
Total liabilities	38,867	38,245
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2021 and 2020	13	13
Additional paid-in capital	86,102	86,102
Retained earnings (accumulated deficit)	(231)	7,822
Accumulated other comprehensive loss	(492)	(336)
Treasury stock, at cost; 1,556,875 shares at December 31, 2021 and 2020	(25,904)	(25,904)
Total stockholders’ equity	59,488	67,697
Total liabilities and stockholders’ equity	$98,355	$105,942

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020
Net sales	$60,005	$62,071
Cost of sales	15,010	16,990
Gross profit	44,995	45,081
Operating expenses:
Commissions expense	25,578	26,204
Selling, general and administrative expenses	17,846	18,208
Total operating expenses	43,424	44,412
Income from operations	1,571	669
Other income (expense), net	(61)	821
Income before income taxes	1,510	1,490
Income tax provision	425	647
Net income	$1,085	$843
Net income per common share:
Basic	$0.10	$0.08
Diluted	$0.09	$0.07
Weighted-average number of common shares outstanding:
Basic	11,017	10,630
Diluted	11,424	11,424

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2021	2020
Net income	$1,085	$843
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(149)	920
Unrealized gains (losses) on available-for-sale securities	(7)	8
Comprehensive income	$929	$1,771

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Total
BALANCE, December 31, 2019	—	$—	12,979,414	$13	$86,102	$16,117	$(1,264)	(1,556,875)	$(25,904)	$75,064
Net income	—	—	—	—	—	843	—	—	—	843
Dividends declared, $0.80/share	—	—	—	—	—	(9,138)	—	—	—	(9,138)
Foreign currency translation adjustments	—	—	—	—	—	—	920	—	—	920
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	8	—	—	8
BALANCE, December 31, 2020	—	—	12,979,414	13	86,102	7,822	(336)	(1,556,875)	(25,904)	67,697
Net income	—	—	—	—	—	1,085	—	—	—	1,085
Dividends declared, $0.80/share	—	—	—	—	—	(9,138)	—	—	—	(9,138)
Foreign currency translation adjustments	—	—	—	—	—	—	(149)	—	—	(149)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(7)	—	—	(7)
BALANCE, December 31, 2021	—	$—	12,979,414	$13	$86,102	$(231)	$(492)	(1,556,875)	$(25,904)	$59,488

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,085	$843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299	410
Noncash lease expense	1,163	1,532
Deferred income taxes	362	1,339
Changes in assets and liabilities:
Inventories	(1,547)	2,700
Other current assets	(803)	2,322
Other assets	68	181
Accounts payable	182	(102)
Income taxes payable	(1,753)	(311)
Accrued commissions	212	566
Other accrued expenses	20	(471)
Deferred revenue	5,482	(1,433)
Amounts held in eWallets	(2,122)	(4,491)
Operating lease liabilities	(1,237)	(1,427)
Other current liabilities	(395)	227
Net cash provided by operating activities	1,016	1,885
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(225)	(211)
Net cash used in investing activities	(225)	(211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(9,138)	(9,138)
Net cash used in financing activities	(9,138)	(9,138)
Effect of exchange rates on cash, cash equivalents and restricted cash	(180)	931
Net decrease in cash, cash equivalents and restricted cash	(8,527)	(6,533)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	92,892	99,425
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$84,365	$92,892
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes, net	$1,865	$(2,097)
Right-of-use assets obtained in exchange for operating lease liabilities	$472	$2,747

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

The Company’s wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico and Peru; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Malaysia, Singapore and Thailand; South Korea; Japan; India; and Europe. The Company also operates in Russia and Kazakhstan through an engagement with a local service provider.

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

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s investments in money market funds, government and municipal debt securities, and corporate debt securities. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Debt securities classified as cash equivalents are required to be accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2021 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Restricted Cash

In November 2019, the Company funded a bank deposit account in the amount of VND 10 billion ($438,000 and $433,000 at December 31, 2021 and 2020, respectively) for purposes of submitting a direct selling license application in Vietnam. Such deposit is required by Vietnamese law to establish a consumer protection fund for direct selling participants. In January 2022, the Company submitted an application to withdraw the bank deposit since no direct selling license has been successfully obtained to operate in Vietnam.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment, office software and capitalized internal-use software development costs and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are included in the statement of operations as selling, general and administrative expenses. Such expense totaled $299,000 and $410,000 during 2021 and 2020, respectively.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $248,000 and $335,000 was recognized during 2021 and 2020, respectively.

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

Certain Risks and Concentrations

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. The Company has significant business in China and in 2021 generated approximately 78% of its revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese government continues to adjust the restrictive measures that it imposes to control COVID-19 based on then-current local circumstances, as have the governments of the other countries in which the Company operates. The scope and impact of the pandemic and related control measures are uncertain, but the Company has taken steps to adapt some of its marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. The Company has also canceled or rescheduled a number of in-person member events over the course of the pandemic. The severity of the impact on the Company of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which the Company is unable to accurately predict. Regardless, these disruptions have materially negatively impacted the Company’s financial results throughout 2020 and 2021, and the Company expects that its financial results for the near-term may be adversely affected. These disruptions have also adversely impacted the operations of some of the Company’s third-party logistics providers, and it expects that the future operations of these logistics providers and other third parties with whom it works may be adversely affected by these disruptions. The Company will continue to assess the operational and financial impact of the COVID-19 pandemic.

In contrast to the Company’s business in other parts of the world, the Company’s China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license and has also adopted anti-pyramid selling and multi-level marketing legislation. The Company previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that the Company withdraw its application. The Company understands that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. The Company applied to withdraw its application in November 2019, and the governmental authorities approved the withdrawal of its application shortly thereafter. The Company operates an e-commerce direct selling platform in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties. In addition, through a Chinese entity, the Company sells products in China using an e-commerce retail platform. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate separately or in both.

The Company continually evaluates its business in China and Hong Kong for compliance with applicable laws and regulations, including seeking the input of outside professionals and certain Chinese authorities. This process can and has resulted in the identification of certain matters of potential noncompliance. The Company works on a continuing basis to satisfactorily address such matters, however there can be no assurance that adequate steps are taken or that applicable laws and regulations are properly interpreted. Should the government authorities determine that the Company’s activities violate applicable laws and regulations, including China’s direct selling, pyramid selling or multi-level marketing laws and regulations, or should new laws or regulations be adopted, there could be a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s Premium Noni Juice, Enhanced Essential Probiotics and Triotein™ products each account for at least 10% of the Company’s total revenue. The Company currently sources each of these products from a single supplier. If demand decreases significantly, government regulation restricts their sale, the Company is unable to adequately source or deliver the products, or the Company ceases offering the products for any reason without suitable replacements, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis and added Topic 326 to the FASB ASC. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses.  The amendments to ASU 2019-11 clarify, correct and make improvements to Topic 326.  ASU 2016-13 as well as the updates in ASU 2019-11 are effective for interim and annual periods beginning after December 15, 2022, and early adoption is permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 9% of sales. Sales returns were 1% of sales for each of 2021 and 2020.  No material changes in estimates have been recognized during the periods presented. See Note 4 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. The increase in deferred revenue from December 31, 2020 to December 31, 2021 is primarily due to $6.5 million of cash received for unshipped product orders and unredeemed product vouchers offset by $1.0 million of revenue recognized during the year ended December 31, 2021 that was included in deferred revenue as of December 31, 2020. See Note 4 for additional information.

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

3.     NET INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic net income per common share:
Net income available to common stockholders	$1,085	11,017	$0.10	$843	10,630	$0.08
Effect of dilutive securities:
Non-vested restricted stock	—	407		—	794
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$1,085	11,424	$0.09	$843	11,424	$0.07

4.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents:
Cash	$17,281	$23,977
Cash equivalents	66,562	68,390
	83,843	92,367
Restricted cash	522	525
	$84,365	$92,892

Inventories:
Finished goods	$4,476	$3,071
Raw materials	873	1,047
Reserve for obsolescence	(92)	(339)
	$5,257	$3,779
Property and equipment:
Office equipment	$460	$449
Office software	1,009	1,001
Machinery	22	30
Furniture and fixtures	252	254
Leasehold improvements	814	839
Construction in progress	173	41
Property and equipment, at cost	2,730	2,614
Accumulated depreciation and amortization	(2,267)	(2,075)
	$463	$539
Other accrued expenses:
Sales returns	$137	$189
Employee-related expense	988	1,149
Warehousing, inventory-related and other	808	584
	$1,933	$1,922
Deferred revenue:
Unshipped product and unredeemed product vouchers	$6,525	$1,005
Auto ship advances	1,901	1,977
Other	110	109
	$8,536	$3,091

As of December 31, 2021, cash and cash equivalents include $4.1 million held in banks located within China subject to foreign currency controls.

5.     FAIR VALUE MEASUREMENTS

Investments by category included in cash equivalents at the end of each period were as follows (in thousands):

		December 31, 2021			December 31, 2020
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$20,711	$—	$20,711	$21,042	$—	$21,042
Time deposits	Level 2	—	—	—	5,458	—	5,458
Government and municipal debt securities	Level 2	14,006	(2)	14,004	30,280	(5)	30,275
Corporate debt securities	Level 2	31,863	(16)	31,847	11,621	(6)	11,615
Total investments		$66,580	$(18)	$66,562	$68,401	$(11)	$68,390

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

The Company leases seven branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia, Singapore, Thailand, India, and the Cayman Islands. The Company also leases a factory in Zhongshan, China. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third-party logistics contracts contain a lease as the Company does not have the right to access the warehouses or move its inventories at will.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating leases	$1,334	$1,716
Short-term leases	180	299
Total lease cost	$1,514	$2,015

Cash paid for amounts included in the measurement of operating leases liabilities was $1.4 million and $1.6 million for 2021 and 2020, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of December 31, 2021 were as follows:

Weighted-average remaining lease term (in years)	5.1
Weighted-average discount rate	3.3%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$1,261
2023	672
2024	272
2025	261
2026	201
Thereafter	789
Total lease payments	$3,456
Less: imputed interest	(289)
Present value of lease liabilities	$3,167

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

7.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(1,127)	$(1,663)
Foreign	2,637	3,153
Income before income taxes	$1,510	$1,490

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current taxes:
Federal	$(207)	$(512)
State	9	1
Foreign	267	626
Total current taxes	69	115

Deferred taxes:
Federal	309	346
State	7	6
Foreign	40	180
Total deferred taxes	356	532
Income tax provision	$425	$647

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Income tax at federal statutory rate	$317	$313
Effect of permanent differences	274	121
Global Intangible Low-Taxed Income	183	555
Change in valuation allowance	(37)	51
Foreign rate differential	(221)	72
Foreign tax credits	(32)	(98)
Stock-based compensation	10	164
Net operating loss carryback	(84)	(512)
Other reconciling items	15	(19)
Income tax provision	$425	$647

Income before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2021	2020
Cayman Islands	—%	$2,696	$2,589
Hong Kong	16.5%	742	267
China	25.0%	152	716

Deferred income taxes consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$490	$628
Stock-based compensation	170	510
Operating lease liabilities	396	460
Other	51	60
Total deferred tax assets	1,107	1,658
Valuation allowance	(303)	(340)
Net deferred tax assets	804	1,318
Deferred tax liabilities:
Operating lease assets	(376)	(438)
Foreign deferreds	(153)	(216)
Prepaids	(113)	(113)
Other	(6)	(36)
Total deferred tax liabilities	(648)	(803)
Net deferred tax assets	$156	$515

The effective income tax rate for the year ended December 31, 2021 includes an estimate for the Global Intangible Low-Taxed Income (“GILTI”) inclusion. The effect of permanent differences in 2021 and 2020 is mainly due to compensation-related limitations under Internal Revenue Code Section 162(m). As of December 31, 2021, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of December 31, 2021, the Company has a valuation allowance against deferred taxes in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of December 31, 2021, the Company no longer has U.S. federal net operating losses due to its filing in December 2021 to carry back $603,000 of losses generated in the tax year ended December 31, 2020 to offset taxable income from the tax year ended December 31, 2016. The Company has post-apportioned U.S. state net operating loss carryforwards of $427,000 that begin expiring in 2039. At December 31, 2021, the Company has foreign net operating loss carryforwards of approximately $1.9 million in various jurisdictions with various expirations.

As of December 31, 2021, income taxes payable for the repatriation tax on the deemed repatriation of deferred foreign income required the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government, totaled $13.7 million, of which $12.1 million is reflected as a noncurrent liability.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of December 31, 2021, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of December 31, 2021 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2021.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey, Texas and various foreign jurisdictions. During the fourth quarter of 2018, the Company was notified that it was selected for audit of the 2016 tax year by the U.S. Internal Revenue Service (the "IRS"). The audit was subsequently expanded to also include the 2017, 2018 and 2019 tax years. On October 12, 2021, the Company received notification from the IRS that it had completed the audit process for all tax years with no changes made to the Company's previously reported tax. The Company is no longer subject to state income tax examinations for years prior to 2017. No other jurisdictions are currently examining any income tax returns of the Company.

8.     COMMITMENTS AND CONTINGENCIES

The SEC conducted a non-public investigation since August 2016 to determine whether there have been violations of the federal securities laws relating to the trading of the Company’s securities and/or its public disclosures. On September 30, 2021, the Company was notified by the SEC that it had concluded its investigation and does not intend to recommend an enforcement action.

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

9.     STOCK-BASED INCENTIVE PLANS

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At December 31, 2021, 1,219,583 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2019	957,682	$7.34
Vested	(391,410)	7.53
Nonvested at December 31, 2020	566,272	7.21
Vested	(380,027)	7.27
Nonvested at December 31, 2021	186,245	7.08

Phantom Equity

On  March 15, 2021, the Company’s Board of Directors approved and adopted a Phantom Equity Plan (the “Phantom Plan”). Under the terms of the Phantom Plan, the Board of Directors' Compensation Committee  may grant to the Company’s employees, officers, directors, contractors, consultants, or advisors awards of phantom shares entitling grantees the right to receive a cash payment equal to the fair market value of an equal number of shares of the Company’s common stock upon the close of a vesting period, subject to any maximum payment value that the Compensation Committee  may set. The vesting of phantom shares is subject to such vesting conditions as the Compensation Committee  may specify in a grantee’s award agreement. Grantees of phantom shares shall not by virtue of their receipt of phantom shares have any ownership rights in shares of the Company’s common stock. The Phantom Plan shall continue for a period of ten years, after which no further phantom shares  may be awarded (although any phantom shares awarded prior to the expiration of such 10-year period shall be unaffected by the termination of the Phantom Plan).

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

The phantom share awards are accounted for as liabilities in accordance with FASB ASC Topic 718, Compensation - Stock Compensation since they require cash settlement. The grant date of each vesting increment will be established when the Company and the grantees reach a mutual understanding of the key terms and conditions of an award, which is the date upon which each performance vesting condition is communicated to the grantees. Compensation expense is recognized over the requisite service period if it is probable that the performance vesting condition will be achieved. The fair value of the liability incurred is remeasured at the end of each reporting period with any changes in fair value recognized as compensation expense over the requisite service period.

Awards totaling 111,652 phantom shares vested during 2021, resulting in compensation expense of $773,000 related to their cash settlement.

10.     STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each quarter of 2021 and 2020, totaling an aggregate of $9.1 million each year. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2021, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for 2021 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2020	$(325)	$(11)	$(336)
Other comprehensive loss	(149)	(7)	(156)
Balance, December 31, 2021	$(474)	$(18)	$(492)

11.     RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Brunde E. Broady, a director of the Company and daughter of Mr. Broady, is the President and Chief Executive Officer of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $60,000 and $83,000 during 2021 and 2020, respectively, under this agreement.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

12.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the month following the date of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2021 and 2020, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $69,000 and $68,000 for 2021 and 2020, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Net sales:
Primary Reporting Segment	$56,914	$58,243
China	2,237	2,940
Russia and Kazakhstan	854	888
Total net sales	$60,005	$62,071

Income (loss) from operations:
Primary Reporting Segment	$10,366	$9,277
China	74	330
Russia and Kazakhstan	(146)	(96)
Income from operations for reportable segments, net	10,294	9,511
Unallocated corporate expenses	(8,723)	(8,842)
Other income (expense), net	(61)	821
Income before income taxes	$1,510	$1,490

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Net sales from external customers:
United States	$1,278	$1,573
Canada	724	765
Peru	2,281	1,453
Hong Kong[1]	46,699	49,169
China	2,237	2,940
Taiwan	2,706	3,034
Russia and Kazakhstan	854	888
Europe	1,136	1,050
Other foreign countries	2,090	1,199
Total net sales	$60,005	$62,071

1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Net sales by product and service:
Product sales	$54,056	$55,840
Administrative fees, freight and other	6,340	6,991
Less: sales returns	(391)	(760)
Total net sales	$60,005	$62,071

Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2021	2020
Long-lived assets:
United States	$221	$227
Hong Kong	105	146
China	90	47
Other foreign countries	47	119
Total long-lived assets	$463	$539

14.     SUBSEQUENT EVENT

On February 7, 2022, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on March 4, 2022 to stockholders of record on February 22, 2022. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2021 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2021.

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

+10.10	Natural Health Trends Corp. Phantom Equity Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 5, 2021).
+10.11	Form of Phantom Share Agreement under the Phantom Equity Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 5, 2021).
+10.12

Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris T. Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).

+10.13

Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Timothy S. Davidson dated April 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2007).

+10.14

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

NATURAL HEALTH TRENDS CORP.

Date: February 25, 2022	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	February 25, 2022
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	February 25, 2022
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	February 25, 2022
Randall A. Mason

/s/ Brunde E. Broady	Director	February 25, 2022
Brunde E. Broady

/s/ Yiu T. Chan	Director	February 25, 2022
Yiu T. Chan

/s/ Ching C. Wong	Director	February 25, 2022
Ching C. Wong