Form 10-Q
period 2022-09-30
NATURAL HEALTH TRENDS CORP
filed 2022-11-02
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

At October 28, 2022, the number of shares outstanding of the registrant’s common stock was 11,422,539 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

September 30, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,663	$83,843
Inventories	4,989	5,257
Other current assets	3,360	4,369
Total current assets	79,012	93,469
Property and equipment, net	425	463
Operating lease right-of-use assets	4,243	3,021
Restricted cash	69	522
Deferred tax asset	293	309
Other assets	553	571
Total assets	$84,595	$98,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$983	$761
Income taxes payable	2,995	1,345
Accrued commissions	2,524	3,636
Other accrued expenses	1,321	1,933
Deferred revenue	5,254	8,536
Amounts held in eWallets	5,151	6,341
Operating lease liabilities	1,165	1,239
Other current liabilities	846	865
Total current liabilities	20,239	24,656
Income taxes payable	9,098	12,130
Deferred tax liability	152	153
Operating lease liabilities	3,197	1,928
Total liabilities	32,686	38,867
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at September 30, 2022 and December 31, 2021	13	13
Additional paid-in capital	86,102	86,102
Accumulated deficit	(6,961)	(231)
Accumulated other comprehensive loss	(1,341)	(492)
Treasury stock, at cost; 1,556,875 shares at September 30, 2022 and December 31, 2021	(25,904)	(25,904)
Total stockholders’ equity	51,909	59,488
Total liabilities and stockholders’ equity	$84,595	$98,355

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$11,716	$14,276	$36,622	$43,897
Cost of sales	3,098	3,668	9,398	10,857
Gross profit	8,618	10,608	27,224	33,040
Operating expenses:
Commissions expense	4,863	6,027	15,370	18,468
Selling, general and administrative expenses	3,900	4,102	12,167	13,488
Total operating expenses	8,763	10,129	27,537	31,956
Income (loss) from operations	(145)	479	(313)	1,084
Other income (expense), net	187	(53)	472	(92)
Income before income taxes	42	426	159	992
Income tax provision (benefit)	(5)	(45)	34	139
Net income	$47	$471	$125	$853
Net income per common share:
Basic	$0.00	$0.04	$0.01	$0.08
Diluted	$0.00	$0.04	$0.01	$0.07
Weighted average common shares outstanding:
Basic	11,423	11,063	11,341	10,969
Diluted	11,423	11,423	11,423	11,423

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$47	$471	$125	$853
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(367)	(72)	(828)	(158)
Unrealized gains (losses) on available-for-sale securities	(34)	9	(21)	18
Comprehensive income (loss)	$(354)	$408	$(724)	$713

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Nine months ended September 30, 2022

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

BALANCE, December 31, 2021	—	$—	12,979,414	$13	$86,102	$(231)	$(492)	(1,556,875)	$(25,904)	$59,488
Net loss	—	—	—	—	—	(105)	—	—	—	(105)
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(205)	—	—	(205)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(23)	—	—	(23)
BALANCE, March 31, 2022	—	—	12,979,414	13	86,102	(2,621)	(720)	(1,556,875)	(25,904)	56,870
Net income	—	—	—	—	—	183	—	—	—	183
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(256)	—	—	(256)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	36	—	—	36
BALANCE, June 30, 2022	—	—	12,979,414	13	86,102	(4,723)	(940)	(1,556,875)	(25,904)	54,548
Net income	—	—	—	—	—	47	—	—	—	47
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(367)	—	—	(367)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(34)	—	—	(34)
BALANCE, September 30, 2022	—	$—	12,979,414	$13	$86,102	$(6,961)	$(1,341)	(1,556,875)	$(25,904)	$51,909

Nine months ended September 30, 2021

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
BALANCE, December 31, 2020	—	$—	12,979,414	$13	$86,102	$7,822	$(336)	(1,556,875)	$(25,904)	$67,697
Net income	—	—	—	—	—	153	—	—	—	153
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(182)	—	—	(182)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(7)	—	—	(7)
BALANCE, March 31, 2021	—	—	12,979,414	13	86,102	5,690	(525)	(1,556,875)	(25,904)	65,376
Net income	—	—	—	—	—	229	—	—	—	229
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—			(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	96	—	—	96
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	16	—	—	16
BALANCE, June 30, 2021	—	—	12,979,414	13	86,102	3,634	(413)	(1,556,875)	(25,904)	63,432
Net income	—	—	—	—	—	471	—	—	—	471
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—			(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(72)	—	—	(72)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	9	—	—	9
BALANCE, September 30, 2021	—	$—	12,979,414	$13	$86,102	$1,820	$(476)	(1,556,875)	$(25,904)	$61,555

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125	$853
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	156	237
Noncash lease expense	889	895
Deferred income taxes	(2)	66
Changes in assets and liabilities:
Inventories	140	(675)
Other current assets	1,000	(823)
Other assets	(44)	65
Accounts payable	228	300
Income taxes payable	(1,382)	(1,253)
Accrued commissions	(1,055)	29
Other accrued expenses	(540)	(157)
Deferred revenue	(3,209)	2,973
Amounts held in eWallets	(1,150)	(1,716)
Operating lease liabilities	(950)	(935)
Other current liabilities	4	(416)
Net cash used in operating activities	(5,790)	(557)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(130)	(165)
Net cash used in investing activities	(130)	(165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,855)	(6,855)
Net cash used in financing activities	(6,855)	(6,855)
Effect of exchange rates on cash, cash equivalents and restricted cash	(858)	(151)
Net decrease in cash, cash equivalents and restricted cash	(13,633)	(7,728)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	84,365	92,892
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$70,732	$85,164
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,218	$516

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

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2022			2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$47	11,423	$0.00	$471	11,063	$0.04
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	360
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$47	11,423	$0.00	$471	11,423	$0.04

	Nine Months Ended September 30,
	2022			2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$125	11,341	$0.01	$853	10,969	$0.08
Effect of dilutive securities:
Non-vested restricted stock	—	82		—	454
Diluted net income per common share:
Net income available to common stockholders plus assumed conversions	$125	11,423	$0.01	$853	11,423	$0.07

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 5% of sales.  Sales returns were 1% of sales for each of the nine months ended September 30, 2022 and 2021.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue from December 31, 2021 to September 30, 2022 is primarily due to $6.5 million of revenue recognized during the nine months ended September 30, 2022 that was included in deferred revenue as of December 31, 2021 offset by $3.4 million of cash received for unshipped product orders and unredeemed vouchers during the nine months ended September 30, 2022. See Note 3 for additional information.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales	$10,534	$12,809	$32,889	$39,405
Administrative fees, freight and other	1,235	1,524	3,865	4,777
Less: sales returns	(53)	(57)	(132)	(285)
Total net sales	$11,716	$14,276	$36,622	$43,897

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and nine months ended September 30, 2022 and 2021. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash:
Cash	$12,080	$17,281
Cash equivalents	58,583	66,562
	70,663	83,843
Restricted cash	69	522
	$70,732	$84,365
Inventories:
Finished goods	$4,304	$4,476
Raw materials	769	873
Reserve for obsolescence	(84)	(92)
	$4,989	$5,257
Other accrued expenses:
Sales returns	$89	$137
Employee-related expense	728	988
Warehousing, inventory-related and other	504	808
	$1,321	$1,933
Deferred revenue:
Unshipped product and unredeemed product vouchers	$3,400	$6,525
Auto ship advances	1,771	1,901
Other	83	110
	$5,254	$8,536

4. FAIR VALUE MEASUREMENTS

As of September 30, 2022, cash and cash equivalents include the Company’s investments in money market funds, government and municipal debt securities, and corporate debt securities. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at September 30, 2022 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income (expense). Realized gains and losses, as well as interest income, are also included in other income (expense). The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents at the end of each period were as follows (in thousands):

		September 30, 2022			December 31, 2021
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$10,956	$—	$10,956	$20,711	$—	$20,711
Government and municipal debt securities	Level 2	10,658	(2)	10,656	14,006	(2)	14,004
Corporate debt securities	Level 2	37,008	(37)	36,971	31,863	(16)	31,847
Total investments		$58,622	$(39)	$58,583	$66,580	$(18)	$66,562

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

5. LEASES

The Company leases 7,300 square feet of office space in Hong Kong and 4,900 square feet of office space in Rolling Hills Estates, California for its corporate staff.  In June 2020, the Company extended the Rolling Hills Estates office lease for an additional five years with a term now expiring in September 2030.  In September 2022, the Company renewed its Hong Kong office lease resulting in a lease extension through June 2026.  To help further develop the market for its products in North America, the Company leases 1,600 square feet of retail space in each of Rowland Heights, California and Richmond, British Columbia and 2,000 square feet of retail space in Metuchen, New Jersey. The Rowland Heights, Richmond and Metuchen locations have terms expiring in November 2025, February 2024 and December 2028, respectively.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases	$292	$338	$954	$996
Short-term leases	36	44	124	133
Total lease cost	$328	$382	$1,078	$1,129

Cash paid for amounts included in the measurement of operating leases liabilities was $309,000 and $327,000 for the three months ended  September 30, 2022 and 2021, respectively, and $946,000 and $1.0 million for the nine months ended  September 30, 2022 and 2021, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of September 30, 2022 were as follows:

Weighted-average remaining lease term (in years)	5.2
Weighted-average discount rate	4.1%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$344
2023	1,104
2024	941
2025	913
2026	574
Thereafter	978
Total lease payments	4,854
Less: imputed interest	(492)
Present value of lease liabilities	$4,362

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

6. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2022 includes an estimate for the Global Intangible Low-Taxed Income (“GILTI”) inclusion. As of September 30, 2022, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of September 30, 2022, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of September 30, 2022, the Company no longer has U.S. federal net operating losses due to its filing in December 2021 to carry back $603,000 of losses generated in the tax year ended December 31, 2020 to offset taxable income from the tax year ended December 31, 2016. The Company has post-apportioned U.S. state net operating loss carryforwards of $427,000 that begin expiring in 2039. At September 30, 2022, the Company has foreign net operating loss carryforwards of approximately $1.9 million in various jurisdictions with various expirations.

As of September 30, 2022, income taxes payable for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government, totaled $12.1 million, of which $9.1 million is reflected as a noncurrent liability.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of September 30, 2022, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of September 30, 2022 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2022.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At September 30, 2022, 1,219,583 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2021	186,245	$7.08
Vested	(186,245)	$7.08
Nonvested at September 30, 2022	—	$—

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

Also on March 15, 2021, awards for 223,307 phantom shares were granted to the Company’s employees and its non-employee directors.  The phantom shares vest in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. These vesting conditions were deemed satisfied on the grant date for the initial vesting increment. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must remain continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each vesting period, the performance criteria designated by the Compensation Committee must be satisfied. The initial performance vesting condition to be applied to measure performance for the period between March 15, 2021 and June 15, 2021 was designated by the Compensation Committee on or before April 14, 2021, and will apply to all future performance periods unless the Compensation Committee elects to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition shall be made on or before the fifteenth day of any future performance period. If either vesting condition is not satisfied for a vesting date, then the phantom shares scheduled to vest on such date will be forfeited. These phantom shares are subject to a maximum payment value of $12.00 per phantom share. An additional award with similar vesting conditions for 9,074 phantom shares was granted on May 14, 2021 to the Company's new non-employee director, while unvested 9,074 phantom shares granted to the Company's departing non-employee director were forfeited on or about the same date. On May 23, 2022 and again on August 31, 2022, the Compensation Committee determined to amend the outstanding awards to provide that the performance criteria shall be deemed satisfied for the three-month performance periods relating to the June 15, 2022 and September 15, 2022 vesting dates, respectively. In making its determination, the Compensation Committee noted that the fact that the performance criteria were not achieved for the relevant performance periods was due to extraordinary business circumstances in China that were clearly beyond the Company’s control.

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

Awards totaling 27,913 phantom shares vested during each of the three months ended September 30, 2022 and 2021, resulting in compensation expense of $126,000 and $195,000 during the three months ended September 30, 2022 and 2021, respectively, related to their cash settlement. Awards totaling 83,739 phantom shares vested during each of the nine months ended September 30, 2022 and 2021, resulting in compensation expense of $475,000 and $588,000 during the nine months ended September 30, 2022 and 2021, respectively, related to their cash settlement.

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each of the first three quarters of 2022 and 2021, totaling $6.9 million in each nine month period. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of September 30, 2022, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first nine months of 2022 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2021	$(474)	$(18)	$(492)
Other comprehensive loss	(828)	(21)	(849)
Balance, September 30, 2022	$(1,302)	$(39)	$(1,341)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Brunde E. Broady, a director of the Company and daughter of Mr. Broady, is the President and Chief Executive Officer of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $13,000 and $25,000 during the three months ended September 30, 2022 and 2021, respectively, and $39,000 and $44,000 during the nine months ended  September 30, 2022 and 2021, respectively, under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Primary Reporting Segment	$11,241	$13,576	$34,888	$41,679
China	346	501	1,313	1,596
Russia and Kazakhstan	129	199	421	622
Total net sales	$11,716	$14,276	$36,622	$43,897

Income (loss) from operations:
Primary Reporting Segment	$1,967	$2,558	$6,124	$7,803
China	(71)	5	(86)	51
Russia and Kazakhstan	(36)	5	(132)	(101)
Income from operations for reportable segments, net	1,860	2,568	5,906	7,753
Unallocated corporate expenses	(2,005)	(2,089)	(6,219)	(6,669)
Other income (expense), net	187	(53)	472	(92)
Income before income taxes	$42	$426	$159	$992

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales from external customers:
United States	$332	$279	$860	$918
Canada	149	140	450	481
Peru	290	608	1,099	1,752
Hong Kong[1]	9,424	11,201	28,916	34,227
China	346	501	1,313	1,596
Taiwan	482	584	1,675	1,990
Japan	157	204	528	540
Malaysia and Singapore	96	120	316	326
Russia and Kazakhstan	129	199	421	622
Europe	188	258	693	869
Other foreign countries	123	182	351	576
Total net sales	$11,716	$14,276	$36,622	$43,897

1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

12. SUBSEQUENT EVENT

On October 31, 2022, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on November 25, 2022 to stockholders of record on November 15, 2022. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of September 30, 2022, we were conducting business through 41,170 active members, compared to 45,760 at December 31, 2021 and 45,950 at September 30, 2021. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

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

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that generates revenue derived from the sale of products to members in Hong Kong and elsewhere, with substantially all of our Hong Kong revenues derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we also operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China in August 2015, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We understand that the governmental authorities recommended that other companies with pending direct selling license applications also withdraw their applications. We applied to withdraw our application in November 2019, and the governmental authorities approved the withdrawal of our application shortly thereafter. In connection with the withdrawal of our application, we received a refund in March 2020 of a consumer protection fund deposit of CNY 20 million ($2.9 million) that we made upon the submission of our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

The business disruptions wrought by the COVID-19 pandemic have materially negatively impacted our financial results throughout 2020, 2021, and the first nine months of 2022, and we expect that our financial results for the near-term may be adversely affected. Of particular note, the spread of the Omicron variant in Hong Kong and China, along with the imposition of strong government control measures, significantly disrupted our operations and negatively affected our results of operations in the first nine months of 2022. During the first half of the year, our third-party logistics providers experienced substantial difficulties importing and distributing our products in China. However, by early June 2022 the Chinese government began relaxing some of its more stringent policies and we found that the difficulties encountered by our third-party logistics providers were largely resolved by the end of the month. Further, after four consecutive quarters during which we were unable to sponsor any in-person member events in China, Macau or Hong Kong, we sponsored an in-personevent at the end of the third quarter of 2022 in China and are now contemplating more such events. Additionally, we were able to conduct a series of roadshows throughout September, though the size of the gatherings were limited.Notwithstanding this modestly improved state of affairs, the Chinese government continues to impose strong control measures that are negatively impacting our ability to interact with our members and the ability of our members to interact with each other and their customers. We will continue to assess the financial and operational impact of the COVID-19 pandemic, including its impact on the operations of our third-party providers. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war…” in our most recent Annual Report on Form 10-K.

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

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first nine months of 2022 were lower than the comparable period in 2021. The decline in net sales during the first nine months of 2022 resulted in a loss from operations for the period, as well as negative cash flows from operations. We anticipate that our financial performance for the near-term will continue to be adversely impacted.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first nine months of 2022 and 2021, represented 42% of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	26.4	25.7	25.7	24.7
Gross profit	73.6	74.3	74.3	75.3
Operating expenses:
Commissions expense	41.5	42.2	42.0	42.1
Selling, general and administrative expenses	33.3	28.7	33.2	30.7
Total operating expenses	74.8	70.9	75.2	72.8
Income (loss) from operations	(1.2)	3.4	(0.9)	2.5
Other income (expense), net	1.6	(0.4)	1.3	(0.2)
Income before income taxes	0.4	3.0	0.4	2.3
Income tax provision (benefit)	(0.0)	(0.3)	0.1	0.3
Net income	0.4%	3.3%	0.3%	2.0%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Americas[1]	$771	6.6%	$1,027	7.2%	$2,409	6.5%	$3,151	7.2%
Hong Kong[2]	9,424	80.4	11,201	78.5	28,916	79.0	34,227	78.0
China	346	3.0	501	3.5	1,313	3.6	1,596	3.6
Taiwan	482	4.1	584	4.1	1,675	4.6	1,990	4.5
South Korea	46	0.4	51	0.4	138	0.4	202	0.5
Japan	157	1.3	204	1.4	528	1.4	540	1.2
Malaysia and Singapore	96	0.8	120	0.8	316	0.9	326	0.7
Russia and Kazakhstan	129	1.1	199	1.4	421	1.1	622	1.4
Europe	188	1.6	258	1.8	693	1.9	869	2.0
India	77	0.7	131	0.9	213	0.6	374	0.9
Total	$11,716	100.0%	$14,276	100.0%	$36,622	100.0%	$43,897	100.0%

1 United States, Canada, Mexico and Peru

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in this report and in our most recent Annual Report on Form 10-K.

Net sales were $11.7 million for the three months ended September 30, 2022 compared with $14.3 million for the comparable period a year ago, a decrease of $2.6 million, or 18%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $1.8 million, or 16%, over the comparable period a year ago. We believe that the decrease in Hong Kong net sales was primarily due to recurring COVID-19 outbreaks in Hong Kong and China, along with the continued imposition of strong government control measures during the quarter ended September 30, 2022 that are severely impacting our ability to interact with our members and the ability of our members to interact with each other and their customers. The decrease in Hong Kong net sales was also due to the recognition of lower administrative fees in the current-year quarter, as compared to the prior year quarter. We believe that our Hong Kong net sales will continue to be negatively impacted by scattered outbreaks of COVID-19 in China and the Chinese government's imposition of related measures to control the virus, including further restrictions on business activities, public gatherings and travel. Outside of our Hong Kong business, net sales decreased $783,000, or 25%, over the comparable three-month period a year ago. We believe that this decrease is also largely attributable to the spread of the COVID-19 Omicron variant and the imposition of control measures in various markets outside of China.

Net sales were $36.6 million for the nine months ended September 30, 2022 compared with $43.9 million for the comparable period a year ago, a decrease of $7.3 million, or 17%, due to substantially the same factors that adversely affected Hong Kong net sales for the three months ended September 30, 2022. Outside of our Hong Kong business, net sales decreased $2.0 million, or 20%, over the comparable nine-month period a year ago. As of September 30, 2022, deferred revenue was $5.3 million, which primarily consisted of $3.4 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.8 million in auto ship advances.

Gross Profit

Gross profit was 73.6% of net sales for the three months ended September 30, 2022 compared with 74.3% of net sales for the three months ended September 30, 2021, and 74.3% of net sales for the nine months ended September 30, 2022 compared with 75.3% of net sales for the nine months ended September 30, 2021. Excluding the impact of decreased administrative fee revenue referred to above, gross profit margin decreased for the three and nine month periods ended September 30, 2022 primarily due to the impact of relatively fixed costs on a lower level of net sales.

Commissions Expense

Commissions were 41.5% of net sales for the three months ended September 30, 2022 compared with 42.2% of net sales for the three months ended September 30, 2021, and 42.0% of net sales for the nine months ended September 30, 2022 compared with 42.1% of net sales for the nine months ended September 30, 2021. Excluding the impact of decreased administrative fee revenue referred to above, commissions as a percentage of net sales for the three and nine month periods ended September 30, 2022 decreased slightly as compared to the comparable periods in the prior year due to less supplemental incentive costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $3.9 million for the three months ended September 30, 2022 compared with $4.1 million in the same period a year ago. For the nine months ended September 30, 2022, selling, general and administrative expenses were $12.2 million compared with $13.5 million for the comparable period a year ago. The decrease in selling, general and administrative expenses for the three months ended September 30, 2022 as compared to the comparable period in the prior year is primarily due to lower professional and credit card fees. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2022 as compared to the comparable period in the prior year is primarily due to lower professional and credit card fees, as well as lower events costs as we held a major event in June 2021.

Income Taxes

An income tax benefit of $5,000 and $45,000 was recognized during the three months ended September 30, 2022 and 2021, respectively. An income tax provision of $34,000 and $139,000 was recognized during the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 was relatively consistent as compared to the comparable prior year rate.

Liquidity and Capital Resources

At September 30, 2022, our cash and cash equivalents totaled $70.7 million. Total cash and cash equivalents decreased by $13.2 million from December 31, 2021 to September 30, 2022, primarily due to cash used in operating activities and the dividends paid during the first nine months of 2022. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2022, we had $58.6 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $3.7 million held in banks located within China subject to foreign currency controls.

As of September 30, 2022, the ratio of current assets to current liabilities was 3.9 to 1.0 and we had $58.8 million of working capital. Working capital as of September 30, 2022 decreased $10.0 million compared to our working capital as of December 31, 2021.

Cash used in operations was $5.8 million and $557,000 for the first nine months of 2022 and 2021, respectively. The decrease in operating cash flows resulted primarily from the reduction in product orders received in comparison to the comparable period in the prior year.

Cash flows used in investing activities totaled $130,000 and $165,000 during the first nine months of 2022 and 2021, respectively.

Cash flows used in financing activities during the first nine months of 2022 and 2021 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $6.9 million in each period. Subsequent to September 30, 2022, on October 31, 2022, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on November 25, 2022 to stockholders of record on November 15, 2022. We expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of September 30, 2022, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

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

Revenue Recognition. All revenue is recognized when the performance obligations under a contract, including product vouchers sold on a stand-alone basis in Hong Kong, are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product orders and unredeemed product vouchers are recorded as deferred revenue. Such amounts totaled $3.4 million and $6.5 million at September 30, 2022 and December 31, 2021, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.8 million and $1.9 million at September 30, 2022 and December 31, 2021, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $2.5 million and $3.6 million at September 30, 2022 and December 31, 2021, respectively.

Income Taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of September 30, 2022, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of September 30, 2022, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because the portion of all earnings which are no longer deemed reinvested indefinitely as of September 30, 2022 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2022.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

+10.1	Second Amendment (Summary) to Form of Phantom Share Agreement under the Phantom Equity Plan (summary incorporated by reference to Item 5.02 of Current Report on Form 8-K filed on September 2, 2022)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: November 2, 2022	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

+10.1	Second Amendment (Summary) to Form of Phantom Share Agreement under the Phantom Equity Plan (summary incorporated by reference to Item 5.02 of Current Report on Form 8-K filed on September 2, 2022)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan