Form 10-K
period 2022-12-31
NATURAL HEALTH TRENDS CORP
filed 2023-03-03
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2022: $37,323,414

At February 27, 2023, the number of shares outstanding of the registrant’s common stock was 11,520,439 shares.

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

December 31, 2022

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

Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals

Premium Noni Juice, Triotein™, Cluster X2™, Children’s Chewable Multivitamin, ReStor Silver™, ReStor Vital™,  Glucosamine 2200™, FibeRich™, Energin, Enhanced Essential Probiotics, Omega-3 Essential Fatty Acids, StemRenu®, OcuFocus™, CurcuMore™, Biotic Trio, Ultra B Complex, CalComplex, Colostrum Chewable Tablets, Collagen Supreme

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

Facial skin care and hand and body care

Skindulgence™ 30 Minute Firming System, BioCell SC Mask, Skindulgence™ Essence Gel, Valesce™ Eye Cream, Floraeda Toner and Primer, Botanical Hand Protector™, Airelle® Age-Defying Facial Serum, Airelle® Intense Hydrating Repair Complex, Airelle® Age-Defying Eye & Lip Treatment, Color Awakening Lipstick™, Adamas™ Brightening Series, Micellion Cleansing Water, Skindulgence™ Probiotic Ampoule, Skindulgence™ Daily Gentle Facial Cleanser

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura Lux™ by NHT Global, Valura Lux™, LaVie+™, TwinSlim™ Probiotics, NaturalGlo™

Home
Products designed to create a clean and natural living environment for the home.	Home appliances	Air Purifier, AquaPur Desktop Water Purifier

Daily
Daily care products designed to cleanse and protect the body and promote personal hygiene.	Oral care, hair care, and body care	Smart Sonic Toothbrush

We continuously source unique, proprietary and immediate impact products to offer to our members and customers. Our product development is an ongoing process that is fueled by marketplace trends, new technologies and scientific findings, members’ input, research and vendor proposals.

Working closely with raw material manufacturers and contract manufacturers, our mission is to co-develop and bring to market the highest quality products. Our manufacturers are primarily located in the United States, as well as a few in South Korea, Hong Kong, Taiwan, Europe and China. Our raw materials are sourced from reputable suppliers around the world. All current and new products introduced into the market are tested to ensure country and state regulatory compliance requirements are met where the products are sold. This includes proper handling, shipping, and shelf-life recommendations for our products. In addition, raw material Certificates of Analyses are reviewed to ensure that appropriate testing has been performed and are within required ingredient specifications.

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

	December 31,
	2022	2021
Americas[1]	4,410	5,650
Hong Kong (including those members residing in China)[2]	28,550	33,510
Taiwan	2,390	2,410
South Korea	70	80
Japan	640	700
Malaysia and Singapore	400	420
Russia and Kazakhstan	730	1,090
Europe	1,060	1,210
India	410	690
Total	38,660	45,760

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

Employees

At December 31, 2022, we employed 140 individuals, including 136 total full-time employees worldwide. Of the full-time employees, 88 were located in Greater China (Hong Kong, China, and Taiwan), 27 in the Americas (United States, Canada, Cayman Islands, and Peru), six in India, five in Europe, four in Malaysia and Singapore, and two in each of South Korea, Russia and Japan.

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

We believe that neither our Hong Kong-based e-commerce direct selling platform nor our e-commerce retail platform in China require a direct selling license in China, which we currently do not hold. We previously submitted a preliminary application for a direct selling license in China, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so.

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

In each of 2022 and 2021, approximately 78% of our revenue was generated in Hong Kong. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region, including the current economic challenges facing China and Hong Kong, are having and could in the future have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war or hostility may seriously harm our business.

Epidemics, natural disasters, terrorist attacks or acts of war or hostility may cause damage or disruption to us, our employees, our facilities and our members and customers, which could negatively impact our revenues, results of operations and financial condition.  For example, in late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world, being declared a global pandemic by the World Health Organization in March 2020. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2022 generated approximately 78% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese and Hong Kong governments, like the governments of other countries in which we operate, continue to adjust the restrictive measures that they impose to control COVID-19 based on then-current local circumstances; however, it should be noted that the Chinese and Hong Kong governments have to date imposed some of the most restrictive COVID-19 control measures of any country in the world. While the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures in late 2022, the severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict. Regardless, these disruptions have materially negatively impacted our financial results from 2020 through 2022, and we expect that our financial results for the near-term may be adversely affected. These disruptions have also adversely affected the operations of our third-party logistics providers, and we expect that the future operations of these logistics providers and other third parties with whom we work may be adversely affected by these disruptions.

This and other epidemics, such as the avian influenza, or natural disasters have in the past and could in the future adversely affect our business, results of operations and financial condition. Terrorist attacks, the national and international responses to terrorist attacks, and acts of war or hostility could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict. For example, the imposition of sanctions in response to Russia’s invasion of Ukraine in 2022 required that we alter some of our operations in our Russia and Kazakhstan market, including ceasing to sell certain of our products in that market. While our Russia and Kazakhstan market comprises a relatively small part of our business, terrorist attacks or acts of war or hostility that directly implicate our business in Hong Kong and China, such as challenges to Chinese sovereignty claims in the South China Sea or Chinese objection to the Taiwan independence movement and the resultant tension in the Taiwan Strait, could have a much more material and adverse effect on our business, results of operations and financial condition.

Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong, and the negative impact on our operations and financial performance could continue or intensify.

Our headquarters and a significant number of our employees are based in Hong Kong, and our Hong Kong subsidiary generates a substantial portion of our overall business. Hong Kong has in recent years experienced significant political unrest and social strife, including a series of large-scale protests. These developments, along with the impact of the COVID-19 pandemic, led us in 2020 to cease conducting member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that this action has negatively affected our operations and financial performance. The cumulative effect of these developments has adversely affected our Hong Kong operations and may continue to adversely affect our overall business, results of operations and financial condition.

We experienced negative operating cash flows during the year ended December 31, 2022, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. Unless our operating cash flows improve, this negative financial performance could have a material adverse effect on our business and our stock price.

We experienced negative operating cash flows during the year ended December 31, 2022, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. This cash flow performance was primarily due to declines in our revenues being greater than the decreases in expenditures that we could manage. If we again experience negative operating cash flows or our cash balance is substantially diminished, we may not be able to continue paying cash dividends to our stockholders, our ability to support our operations could be impaired and we may be required to seek debt or equity financing. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders. Negative operating cash flows could have a material adverse effect on our business, results of operations and financial condition, as well as our stock price, and could eventually threaten our solvency. Negative operating cash flows and any related adverse market perception may also negatively affect our ability to attract new members and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

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

Our business and financial performance may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

We operate globally, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. The instability in global financial markets, inflation, shortages and delays related to global supply chain challenges, uncertainties related to the imposition and lifting of governmental restrictions to mitigate the spread of COVID-19, the current economic challenges in China, changes in government policies, geopolitical turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. The continuing effect of any or all of these events could adversely impact demand for our products, harm our business, results of operations and financial condition.

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

We are subject to significant competition for the recruitment of members from other direct selling organizations, including those that market similar products.  Many of our competitors are substantially larger than we are, offer a wider array of products, have far greater financial resources and many more active members than we have.  Even more numerous are those medium- and small-sized privately held Chinese, Taiwanese and Hong Kong companies, some of which are direct-selling subsidiaries of much larger conglomerates, that are fierce competitors and are much closer to directly competing with us. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining members with our products, attractive compensation plan and other incentives.  We believe that we have an attractive product line and that our compensation and incentive programs provide our members with significant earning potential.  However, we cannot be sure that our programs for recruitment and retention of members will be successful.

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

All of our products are manufactured by a limited number of independent third parties.  There is no assurance that our current manufacturers will continue to reliably supply products to us at the level of quality we require or to do so on a timely basis. Some of our third-party manufacturers experience difficulty sourcing product ingredients or components on a timely basis, which can result in delays in the timely delivery of products to us. If a key manufacturer suffers liquidity problems or experiences operational or other problems assisting with our products, our results could suffer.  In the event any of our third-party manufacturers become unable or unwilling to timely provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement manufacturing sources or replacement products.  There is no assurance that we will be able to obtain alternative manufacturing sources or products or be able to do so on a timely basis.  An extended interruption in the supply of certain of our products may result in a substantial loss of revenue.  In addition, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on revenue or result in increased product returns.

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

We distribute our products through independent members, and we depend upon them directly for all of our sales in most of our markets. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of members, as well as a relatively small number of key members.  Our members may terminate their services with us at any time and, like most direct selling organizations, we have a high rate of attrition. We had 16% fewer active members at December 31, 2022 as compared to the end of 2021, and 12% fewer active members at the end of 2021 as compared to the end of 2020. These losses in the number of active members were a significant factor contributing to the decrease in our recent year-over-year sales. If we cannot stabilize or increase the number of our members, or if we lose one or more key member leaders, sales of our products could be further materially and adversely affected. The replacement of members could be difficult because, in our efforts to attract and retain members, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.

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

•

general economic, business and political conditions, including the recent political unrest in Hong Kong and the imposition of restrictive measures that curtail person-to-person interactions, as recently experienced resulting from the COVID-19 pandemic;

•	increased use of social sharing channels, which may allow members to more easily engage with their customers and other members in other opportunities;

•	changes in management or the loss of one or more key member leaders;

•	entry of new competitors, or new products or compensation plan enhancements by existing competitors, in our markets; and

•	potential saturation or maturity levels in a given country or market which could negatively impact our ability to attract and retain members in such market.

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

We incur significant expense in the payment of compensation to our members, which represented approximately 42% and 43% of net sales during 2022 and 2021, respectively.  We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the type and scope of promotions and incentives, local promotional programs and business development agreements.  Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

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

We previously submitted a preliminary application for a direct selling license in China, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

Our business and the value of our company can be adversely affected by Chinese government scrutiny, even if that scrutiny does not result in investigations of our business. Although we remain in regular contact with Chinese government officials and take other steps to address regulatory concerns, these government officials have significant discretion in the application and enforcement of laws and regulations. As a result, our business and the value of our company remain vulnerable to Chinese government scrutiny, whether or not initiated by third parties, which scrutiny could result in changes to our business and/or the Chinese or Hong Kong government taking action against us.

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

Although the 100-day campaign was due to expire on or about April 18, 2019, we are not aware of any information indicating that the campaign has formally concluded. However, on August 27, 2019, the Chinese government announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed. As a result, the business environment in China for health product companies continues to be challenging, which has sometimes been exacerbated by negative social media sentiment expressed for these types of companies. We believe that the campaign, as well as its extension and aftermath (including the look-back review), will continue to negatively impact our business in China in the near-term, but will ultimately benefit us and Chinese consumers as purveyors of substandard products are driven from the market.

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

Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy. Tensions have become particularly acute following the China legislature’s passage of a national security law in June 2020 that changed the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law criminalizes secessionist activities, subversion, terrorism, and collusion with a foreign country or with external elements to endanger national security in Hong Kong. The U.S. State Department has announced that the United States no longer considers Hong Kong to have significant autonomy from China, and the U.S. administration is taking action to end many of the U.S. government’s special trade and economic relations with Hong Kong. Further, on July 14, 2020 the United States enacted the Hong Kong Autonomy Act (and the U.S. President issued a related executive order), authorizing the U.S. administration to impose sanctions against individuals and entities determined to materially contribute to the erosion of Hong Kong's autonomy, as well as to punish financial institutions that facilitate certain significant transactions.   The United States has since imposed sanctions on a number of individuals, and China has responded in kind.  These and other recent actions may represent an escalation in political and economic tensions involving the United States, China and Hong Kong, which could harm our business. A continued deterioration in these political or economic relations or other future unforeseen problems could disrupt our China and Hong Kong business (including our Hong Kong office and employees), adversely affect the distribution of our products, reduce our net sales, increase the cost of conducting our operations, or result in retaliatory actions against U.S. interests, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

In 2022, 96% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries generally use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Vietnamese dong, Thai baht, Indian rupee, Canadian dollar, Mexican peso, Peruvian sol and European euro collectively represented approximately 19% and 20% of our revenue in 2022 and 2021, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, India, Canada, Central America, South America and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on our members’ purchasing power.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate headquarters is located in Hong Kong, where we renewed our lease for 7,300 square feet of office space in September 2022 with a term expiring in June 2026. In June 2020, we extended our lease for 4,900 square feet of office space in Rolling Hills Estates, California with a term now expiring in September 2030. To help further develop the market for our products in North America, we lease retail space in Rowland Heights, California; Richmond, British Columbia; and Metuchen, New Jersey. Our office space in Hong Kong and Rolling Hills Estates is used in support of all of our business segments, while the North America retail space is used in support of our Primary Reporting Segment.

We lease seven branch offices throughout China that are used for our China business segment, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia, Singapore, Thailand, India, and the Cayman Islands (all of which are used for our Primary Reporting Segment). We also lease a factory in Zhongshan, China that is used for all of our business segments. We contract with third parties for fulfillment and distribution operations in all of our international markets. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” On February 27, 2023, the closing price of our common stock as reported by Nasdaq was $5.22 per share.

At February 27, 2023, there were approximately 90 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

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

As of December 31, 2022, we were conducting business through 38,660 active members, compared to 45,760 at the end of 2021. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe. For further information regarding some of the risks associated with our loss of members, see “Item 1A. Risk Factors - Our recent loss of a significant number of members is adversely affecting our business…”.

We generate approximately 93% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 78% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, inflation rates, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our business for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors,” and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...”, “Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong….”, and “Risk Factors - Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that generates revenue derived from the sale of products to members in Hong Kong and elsewhere, including China. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2022 generated approximately 78% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese and Hong Kong governments, like the governments of the other countries in which we operate, continue to adjust the restrictive measures that they impose to control COVID-19 based on then-current local circumstances; however, it should be noted that the Chinese and Hong Kong governments have to date imposed some of the most restrictive COVID-19 control measures of any country in the world. The scope and impact of the pandemic and related control measures are uncertain, but we have taken steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. We have also canceled or rescheduled a number of in-person member events over the course of the pandemic. While the Chinese and Hong Kong governments took comprehensive steps to relax many of the COVID-19 control measures in late 2022, the severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict.

Of particular note, the spread of the Omicron variant in Hong Kong and China, along with the imposition of strong government control measures, significantly disrupted our operations and negatively affected our results of operations in 2022. During the first half of the year, our third-party logistics providers experienced substantial difficulties importing and distributing our products in China. However, by early June 2022 the Chinese government began relaxing some of its more stringent policies and we found that the difficulties encountered by our third-party logistics providers were largely resolved by the end of the month. Further, after four consecutive quarters during which we were unable to sponsor any in-person member events in China, Macau or Hong Kong, we sponsored an in-person event at the end of the third quarter of 2022 in China and are now planning more such events. Additionally, we were able to conduct a series of roadshows throughout September, though the size of the gatherings was limited. Notwithstanding this modestly improved state of affairs, through late 2022 the Chinese and Hong Kong governments continued to impose strong control measures that were negatively impacting our ability to interact with our members and the ability of our members to interact with each other and their customers. In late 2022, the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures, which may enable us to resume more normal operations in China and Hong Kong; however, it is still too early to accurately predict the impact on us of this relaxation of control measures and whether it will prove enduring. We will continue to assess the financial and operational impact of the COVID-19 pandemic, including its impact on the operations of our third-party providers. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war…”.

Recent political and social developments in Hong Kong, along with the impact of the COVID-19 pandemic and related government control measures, are also adversely affecting our Hong Kong operations and led us in 2020 to cease sponsoring member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that this action has negatively affected our operations and financial performance. The cumulative effect of these developments has adversely affected our Hong Kong operations and may continue to adversely affect our overall business, results of operations and financial condition. See “Item 1A. Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”.

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for 2022 were lower than 2021. The decline in net sales during 2022 resulted in a loss from operations for the year, as well as negative cash flows from operations for the year. We anticipate that our financial performance for the near-term may continue to be adversely impacted.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for fiscal 2022 and 2021 represented 42% and 43% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	25.8	25.0
Gross profit	74.2	75.0
Operating expenses:
Commissions expense	42.2	42.6
Selling, general and administrative expenses	32.6	29.8
Total operating expenses	74.8	72.4
Income (loss) from operations	(0.6)	2.6
Other income (expense), net	1.8	(0.1)
Income before income taxes	1.2	2.5
Income tax provision	0.6	0.7
Net income	0.6%	1.8%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2022		2021
Americas[1]	$3,256	6.6%	$4,283	7.2%
Hong Kong[2]	38,436	78.2	46,699	77.8
China	2,017	4.1	2,237	3.7
Taiwan	2,493	5.1	2,706	4.5
South Korea	172	0.4	251	0.4
Japan	676	1.4	938	1.6
Malaysia and Singapore	393	0.8	458	0.8
Russia and Kazakhstan	559	1.1	854	1.4
Europe	891	1.8	1,136	1.9
India	241	0.5	443	0.7
Total	$49,134	100.0%	$60,005	100.0%

1 United States, Canada, Mexico and Peru.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

Net sales were $49.1 million for the year ended December 31, 2022 compared with $60.0 million a year ago, a decrease of $10.9 million, or 18%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $8.3 million, or 18%, over the prior year. We believe that the decrease in Hong Kong net sales was primarily due to recurring COVID-19 outbreaks in China and Hong Kong during the year ended December 31, 2022, along with the continued imposition of strong government control measures.  These measures severely impacted our ability to interact with our members and the ability of our members to interact with each other and their customers, and earlier in 2022 resulted in significant supply chain and distribution challenges. Late in 2022 the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures, which may enable us to resume more normal operations in China and Hong Kong; however, it is still too early to accurately predict the impact on us of this relaxation of control measures and whether it will prove enduring. The decrease in Hong Kong net sales was also due to the recognition of lower administrative fees in 2022, as compared to the prior year. We believe that our Hong Kong net sales will continue to be negatively impacted by outbreaks of COVID-19 in China and Hong Kong, and the governments’ imposition of related measures to control the virus, including restrictions on business activities, public gatherings and travel. Outside of our Hong Kong business, net sales decreased $2.6 million, or 20%, compared with the prior year. We believe that this decrease is also largely attributable to the spread of the COVID-19 virus and the imposition of control measures in various markets outside of China and Hong Kong.

As of December 31, 2022, deferred revenue was $5.6 million, which primarily consisted of $3.8 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.8 million in auto ship advances.

Gross Profit

Gross profit was 74.2% of net sales for the year ended December 31, 2022 compared with 75.0% of net sales for the year ended December 31, 2021. Excluding the impact of decreased administrative fee revenue referred to above, gross profit margin decreased slightly in 2022 as compared to 2021, primarily due to higher logistics costs.

Commissions Expense

Commissions were 42.2% of net sales for the year ended December 31, 2022 compared with 42.6% of net sales for the year ended December 31, 2021. Excluding the impact of decreased administrative fee revenue referred to above, commissions as a percentage of net sales decreased slightly in 2022 as compared to the prior year due to less supplemental incentive costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.0 million for the year ended December 31, 2022 compared with $17.8 million for the year ended December 31, 2021. Selling, general and administrative expenses decreased by $1.9 million, or 10%, mainly due to lower professional and credit card fees, as well as lower event costs in 2022, as we held a major event in June 2021. However, selling, general and administrative expenses as a percentage of net sales increased to 32.6% of net sales in 2022 from 29.8% of net sales in 2021 primarily due to the impact of relatively fixed costs on a lower level of net sales in 2022.

Income Taxes

An income tax provision of $289,000 was recognized for the year ended December 31, 2022 compared with $425,000 for the year ended December 31, 2021. The tax provision for 2021 primarily resulted from the impact of the global intangible low-taxed income (“GILTI”) inclusion offset by income tax benefits recognized for GILTI-related return to provision true-ups related to the year ended December 31, 2020, as well as the permanent benefit recognized for carrying back net operating losses generated from the year ended December 31, 2020 to the year ended December 31, 2016. The Company's effective tax rate for the year ended December 31, 2022 differs from the year ended December 31, 2021 primarily as a result of a reduction in income in our foreign operations during the year ended December 31, 2022 and not having the benefit of the net operating loss carryback.

Liquidity and Capital Resources

At December 31, 2022, our cash and cash equivalents totaled $69.7 million. Total cash and cash equivalents decreased by $14.2 million from December 31, 2021 to December 31, 2022, primarily due to cash used in operating activities and dividends paid during 2022. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2022, we had $56.8 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $4.2 million held in banks located in China subject to foreign currency controls.

As of December 31, 2022, the ratio of current assets to current liabilities was 3.79 to 1.00 and we had $57.1 million of working capital. Working capital as of December 31, 2022 decreased $11.7 million compared to our working capital as of December 31, 2021.

Cash used in operations was $4.9 million during 2022, compared to cash provided by operations of $1.0 million during 2021. The decrease in operating cash flows in 2022 resulted primarily from the reduction in product orders received during 2022 in comparison to the prior year.

Cash used in investing activities totaled $143,000 and $225,000 during 2022 and 2021, respectively.

Cash used in financing activities during 2022 and 2021 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $9.1 million in each period. Subsequent to December 31, 2022, on February 6, 2023, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on March 3, 2023 to stockholders of record on February 21, 2023. We expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2022, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

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

Revenue Recognition.  All revenue is recognized when the performance obligations under a contract, including product vouchers sold on a stand-alone basis in Hong Kong, are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product orders and unredeemed product vouchers are recorded as deferred revenue. Such amounts totaled $3.8 million and $6.5 million at December 31, 2022 and 2021, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.8 million and $1.9 million at December 31, 2022 and 2021, respectively.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $2.9 million and $3.6 million at December 31, 2022 and 2021, respectively.

Income Taxes.  Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of December 31, 2022, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are no longer deemed reinvested indefinitely by our non-U.S. subsidiaries. The U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of December 31, 2022, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because the portion of all earnings which are no longer deemed reinvested indefinitely as of December 31, 2022 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2022.

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

We estimate what our effective tax rate will be for a full fiscal year at each interim reporting period and record a quarterly tax provision based on that estimated effective tax rate. Throughout the year that estimated rate may change based on variations in our business, changes in our corporate structure, changes in the geographic mix and amount of income, applicable tax laws and regulations, communications with tax authorities, as well as our estimated and actual level of annual pre-tax income. We adjust our income tax provision in the reporting period in which the change in our estimated rate occurs so that the year-to-date provision is consistent with the anticipated annual tax rate. The Company's effective tax rate for the year ended December 31, 2022 differs from the year ended December 31, 2021 primarily as a result of a reduction in income in our foreign operations during the year ended December 31, 2022 and not having the benefit of the net operating loss carryback reflected in 2021 as a result of the CARES Act.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under smaller reporting company disclosure rules.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Natural Health Trends Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The principal consideration for our determination that performing procedures solely to the Company's Hong Kong subsidiary related to commissions expense and the related accrued commissions, including amounts held in eWallets, is a critical audit matter is there were specialized skills required to test the information technology controls surrounding the computation of the commission expense and significant judgment by management in determining the amounts to accrue for each of its member compensation programs, which in turn, led to significant audit judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to these accounts.

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

Los Angeles, CA

March 3, 2023

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$69,667	$83,843
Inventories	4,525	5,257
Other current assets	3,359	4,369
Total current assets	77,551	93,469
Property and equipment, net	394	463
Operating lease right-of-use assets	3,992	3,021
Restricted cash	79	522
Deferred tax asset	195	309
Other assets	606	571
Total assets	$82,817	$98,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$810	$761
Income taxes payable	2,972	1,345
Accrued commissions	2,943	3,636
Other accrued expenses	1,181	1,933
Deferred revenue	5,597	8,536
Amounts held in eWallets	4,895	6,341
Operating lease liabilities	1,135	1,239
Other current liabilities	905	865
Total current liabilities	20,438	24,656
Income taxes payable	9,098	12,130
Deferred tax liability	141	153
Operating lease liabilities	2,989	1,928
Total liabilities	32,666	38,867
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2022 and 2021	13	13
Additional paid-in capital	86,102	86,102
Accumulated deficit	(9,056)	(231)
Accumulated other comprehensive loss	(1,004)	(492)
Treasury stock, at cost; 1,556,875 shares at December 31, 2022 and 2021	(25,904)	(25,904)
Total stockholders’ equity	50,151	59,488
Total liabilities and stockholders’ equity	$82,817	$98,355

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021
Net sales	$49,134	$60,005
Cost of sales	12,661	15,010
Gross profit	36,473	44,995
Operating expenses:
Commissions expense	20,747	25,578
Selling, general and administrative expenses	15,996	17,846
Total operating expenses	36,743	43,424
Income (loss) from operations	(270)	1,571
Other income (expense), net	872	(61)
Income before income taxes	602	1,510
Income tax provision	289	425
Net income	$313	$1,085
Net income per common share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.09
Weighted-average number of common shares outstanding:
Basic	11,362	11,017
Diluted	11,423	11,423

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2022	2021
Net income	$313	$1,085
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(514)	(149)
Unrealized gains (losses) on available-for-sale securities	2	(7)
Comprehensive income (loss)	$(199)	$929

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Total
BALANCE, December 31, 2020	—	$—	12,979,414	$13	$86,102	$7,822	$(336)	(1,556,875)	$(25,904)	$67,697
Net income	—	—	—	—	—	1,085	—	—	—	1,085
Dividends declared, $0.80/share	—	—	—	—	—	(9,138)	—	—	—	(9,138)
Foreign currency translation adjustments	—	—	—	—	—	—	(149)	—	—	(149)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(7)	—	—	(7)
BALANCE, December 31, 2021	—	—	12,979,414	13	86,102	(231)	(492)	(1,556,875)	(25,904)	59,488
Net income	—	—	—	—	—	313	—	—	—	313
Dividends declared, $0.80/share	—	—	—	—	—	(9,138)	—	—	—	(9,138)
Foreign currency translation adjustments	—	—	—	—	—	—	(514)	—	—	(514)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	2	—	—	2
BALANCE, December 31, 2022	—	$—	12,979,414	$13	$86,102	$(9,056)	$(1,004)	(1,556,875)	$(25,904)	$50,151

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$313	$1,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	204	299
Noncash lease expense	1,172	1,163
Deferred income taxes	90	362
Changes in assets and liabilities:
Inventories	680	(1,547)
Other current assets	992	(803)
Other assets	(67)	68
Accounts payable	52	182
Income taxes payable	(1,404)	(1,753)
Accrued commissions	(654)	212
Other accrued expenses	(732)	20
Deferred revenue	(2,901)	5,482
Amounts held in eWallets	(1,432)	(2,122)
Operating lease liabilities	(1,220)	(1,237)
Other current liabilities	55	(395)
Net cash provided by (used in) operating activities	(4,852)	1,016
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(143)	(225)
Net cash used in investing activities	(143)	(225)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(9,138)	(9,138)
Net cash used in financing activities	(9,138)	(9,138)
Effect of exchange rates on cash, cash equivalents and restricted cash	(486)	(180)
Net decrease in cash, cash equivalents and restricted cash	(14,619)	(8,527)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	84,365	92,892
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$69,746	$84,365
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$1,662	$1,865
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,234	$472

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

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s investments in money market funds, government and municipal debt securities, and corporate debt securities. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Debt securities classified as cash equivalents are required to be accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2022 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

The Company includes credit card receivables due from certain of its credit card processors in its cash and cash equivalents as the cash proceeds are received within two to five days.

The Company maintains certain cash balances at several institutions located in the United States, Hong Kong and elsewhere which at times may exceed insured limits. The Company has not experienced any losses in such accounts.

Restricted Cash

In November 2019, the Company funded a bank deposit account in the amount of VND 10 billion ($438,000 at December 31, 2021) for purposes of submitting a direct selling license application in Vietnam. Such deposit is required by Vietnamese law to establish a consumer protection fund for direct selling participants. In January 2022, the Company submitted an application to withdraw the bank deposit since no direct selling license has been successfully obtained to operate in Vietnam.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment, office software and capitalized internal-use software development costs and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are included in the statement of operations as selling, general and administrative expenses. Such expense totaled $204,000 and $299,000 during 2022 and 2021, respectively.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $272,000 and $248,000 was recognized during 2022 and 2021, respectively.

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

Certain Risks and Concentrations

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. The Company has significant business in China and in 2022 generated approximately 78% of its revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese and Hong Kong governments, like the governments of the other countries in which the Company operates, continue to adjust the restrictive measures that they impose to control COVID-19 based on then-current local circumstances; however, it should be noted that the Chinese and Hong Kong governments have to date imposed some of the most restrictive COVID-19 control measures of any country in the world. The scope and impact of the pandemic and related control measures are uncertain, but the Company has taken steps to adapt some of its marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic.   The Company also canceled or rescheduled a number of in-person member events over the course of the pandemic. While the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures in late 2022, the severity of the impact on the Company of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which the Company is unable to accurately predict.

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

As of December 31, 2022, cash and cash equivalents include $4.2 million held in banks located within China subject to foreign currency controls.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis and added Topic 326 to the FASB ASC. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments to ASU 2019-11 clarify, correct and make improvements to Topic 326. ASU 2016-13 as well as the updates in ASU 2019-11 are effective for interim and annual periods beginning after December 15, 2022, and early adoption is permitted. The Company evaluated this standard and determined that it will not have a material impact on its consolidated financial statements upon adoption.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 5% of sales. Sales returns were 1% of sales for each of 2022 and 2021.  No material changes in estimates have been recognized during the periods presented. See Note 4 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. The decrease in deferred revenue from December 31, 2021 to December 31, 2022 is primarily due to $6.5 million of revenue recognized during the year ended December 31, 2022 that was included in deferred revenue as of December 31, 2021 offset by $3.8 million of cash received for unshipped product orders and unredeemed product vouchers during the year ended December 31, 2022. See Note 4 for additional information.

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

3.     NET INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
Basic net income per common share:
Net income available to common stockholders	$313	11,362	$0.03	$1,085	11,017	$0.10
Effect of dilutive securities:
Non-vested restricted stock	—	61		—	406
Diluted net income per common share:
Net income available to common stockholders plus assumed dilution	$313	11,423	$0.03	$1,085	11,423	$0.09

4.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents:
Cash	$12,834	$17,281
Cash equivalents	56,833	66,562
	69,667	83,843
Restricted cash	79	522
	$69,746	$84,365

Inventories:
Finished goods	$3,653	$4,476
Raw materials	890	873
Reserve for obsolescence	(18)	(92)
	$4,525	$5,257
Property and equipment:
Office equipment	$462	$460
Office software	986	1,009
Machinery	20	22
Furniture and fixtures	249	252
Leasehold improvements	981	814
Construction in progress	30	173
Property and equipment, at cost	2,728	2,730
Accumulated depreciation and amortization	(2,334)	(2,267)
	$394	$463
Other accrued expenses:
Sales returns	$70	$137
Employee-related expense	737	988
Warehousing, inventory-related and other	374	808
	$1,181	$1,933
Deferred revenue:
Unshipped product and unredeemed product vouchers	$3,822	$6,525
Auto ship advances	1,775	1,901
Other	—	110
	$5,597	$8,536

5.     FAIR VALUE MEASUREMENTS

Investments by category included in cash equivalents at the end of each period were as follows (in thousands):

		December 31, 2022			December 31, 2021
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$2,143	$—	$2,143	$20,711	$—	$20,711
Government and municipal debt securities	Level 2	6,759	—	6,759	14,006	(2)	14,004
Corporate debt securities	Level 2	47,947	(16)	47,931	31,863	(16)	31,847
Total investments		$56,849	$(16)	$56,833	$66,580	$(18)	$66,562

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

6.     LEASES

The Company leases 7,300 square feet of office space in Hong Kong and 4,900 square feet of office space in Rolling Hills Estates, California for its corporate staff. In June 2020, the Company extended the Rolling Hills Estates office lease for an additional five years with a term now expiring in September 2030. In  September 2022, the Company modified the terms of its largest Hong Kong office lease resulting in a lease extension through  June 2026. To help further develop the market for its products in North America, the Company leases 1,600 square feet of retail space in each of Rowland Heights, California and Richmond, British Columbia and 2,000 square feet of retail space in Metuchen, New Jersey. The Rowland Heights, Richmond and Metuchen locations have terms expiring in November 2025, February 2024, and December 2028, respectively.

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

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating leases	$1,286	$1,334
Short-term leases	161	180
Total lease cost	$1,447	$1,514

Cash paid for amounts included in the measurement of operating leases liabilities was $1.3 million and $1.4 million for 2022 and 2021, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of December 31, 2022 were as follows:

Weighted-average remaining lease term (in years)	5.0
Weighted-average discount rate	4.1%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$1,160
2024	946
2025	915
2026	575
2027	299
Thereafter	679
Total lease payments	4,574
Less: imputed interest	(450)
Present value of lease liabilities	$4,124

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

7.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(982)	$(1,127)
Foreign	1,584	2,637
Income before income taxes	$602	$1,510

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current taxes:
Federal	$(16)	$(207)
State	9	9
Foreign	195	267
Total current taxes	188	69

Deferred taxes:
Federal	58	309
State	4	7
Foreign	39	40
Total deferred taxes	101	356
Income tax provision	$289	$425

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Income tax at federal statutory rate	$126	$317
Effect of permanent differences	154	274
U.S. foreign income inclusions	89	183
Change in valuation allowance	(68)	(37)
Foreign rate differential	(41)	(221)
Foreign tax credits	(2)	(32)
Stock-based compensation	22	10
Net operating loss carryback	—	(84)
Other reconciling items	9	15
Income tax provision	$289	$425

Income before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2022	2021
Cayman Islands	—%	$1,104	$2,696
Hong Kong	16.5%	1,105	742
China	25.0%	143	152

Deferred income taxes consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$411	$490
Stock-based compensation	—	170
Operating lease liabilities	451	396
Other	70	51
Total deferred tax assets	932	1,107
Valuation allowance	(235)	(303)
Net deferred tax assets	697	804
Deferred tax liabilities:
Operating lease assets	(419)	(376)
Foreign deferreds	(141)	(153)
Prepaids	(83)	(113)
Other	—	(6)
Total deferred tax liabilities	(643)	(648)
Net deferred tax assets	$54	$156

The effective income tax rate for the year ended December 31, 2022 includes estimates for foreign income inclusions such as global intangible low-taxed income (“GILTI”) and Subpart F income. The effect of permanent differences in 2022 and 2021 is mainly due to compensation-related limitations under Internal Revenue Code Section 162(m). As of December 31, 2022, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of December 31, 2022, the Company has a valuation allowance against deferred taxes in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of December 31, 2022, the Company has U.S. federal net operating loss carryforwards of $197,000 that do not expire. The Company has post-apportioned U.S. state net operating loss carryforwards of $438,000 that begin expiring in 2038. At December 31, 2022, the Company has foreign net operating loss carryforwards of approximately $1.4 million in various jurisdictions with various expirations.

As of December 31, 2022, income taxes payable for the repatriation tax on the deemed repatriation of deferred foreign income required the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government, totaled $12.1 million, of which $9.1 million is reflected as a noncurrent liability.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of December 31, 2022, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of December 31, 2022 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2022.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey, Texas and various foreign jurisdictions. During the fourth quarter of 2018, the Company was notified that it was selected for audit of the 2016 tax year by the U.S. Internal Revenue Service (the "IRS"). The audit was subsequently expanded to also include the 2017, 2018 and 2019 tax years. On October 12, 2021, the Company received notification from the IRS that it had completed the audit process for all tax years with no changes made to the Company's previously reported tax. The Company is no longer subject to state income tax examinations for years prior to 2018. The Company is not aware of any other jurisdictions that are currently examining any income tax returns of the Company.

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

9.     STOCK-BASED INCENTIVE PLANS

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At December 31, 2022, 1,219,583 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2020	566,272	$7.21
Vested	(380,027)	$7.27
Nonvested at December 31, 2021	186,245	$7.08
Vested	(186,245)	$7.08
Nonvested at December 31, 2022	—	$—

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

Also on  March 15, 2021, awards for 223,307 phantom shares were granted to the Company’s employees and its non-employee directors.  The phantom shares vested in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. Both of these vesting conditions were deemed satisfied on the grant date for the initial vesting increment, and were satisfied for each of the following three vesting periods in 2021 and the first vesting period in 2022. The time-based vesting condition was also satisfied for the final three vesting periods in 2022. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must have remained continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each performance period, the performance criteria designated by the Compensation Committee must have been satisfied. The initial performance vesting condition to be applied to measure performance for the period between  March 15, 2021 and  June 15, 2021 was designated by the Compensation Committee on or before  April 14, 2021, and applied to all future performance periods unless the Compensation Committee elected to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition must have been made on or before the fifteenth day of any future performance period. If either vesting condition was not satisfied for a vesting date, then the phantom shares scheduled to vest on such date would be forfeited. These phantom shares were subject to a maximum payment value of $12.00 per phantom share. An additional award with similar vesting conditions for 9,074 phantom shares was granted on  May 14, 2021 to the Company's new non-employee director, while unvested 9,074 phantom shares granted to the Company's departing non-employee director were forfeited on or about the same date. On each of May 23, 2022, August 31, 2022, and November 25, 2022 the Compensation Committee determined to amend the outstanding awards to provide that the performance criteria shall be deemed satisfied for the three-month performance periods relating to the  June 15, 2022, September 15, 2022 and December 15, 2022 vesting dates, respectively. In making its determination, the Compensation Committee noted that the fact that the performance criteria were not achieved for the relevant performance periods was due to extraordinary business circumstances in China that were clearly beyond the Company’s control. The phantom shares awarded in 2021 are now fully vested.

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

Awards totaling 111,652 phantom shares vested during each of 2022 and 2021, resulting in compensation expense of $575,000 and $773,000 during 2022 and 2021, respectively, related to their cash settlement.

10.     STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each quarter of 2022 and 2021, totaling an aggregate of $9.1 million each year. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2022, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for 2022 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2021	$(474)	$(18)	$(492)
Other comprehensive income (loss)	(514)	2	(512)
Balance, December 31, 2022	$(988)	$(16)	$(1,004)

11.     RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Brunde E. Broady, a former director of the Company and daughter of Mr. Broady, is the President and Chief Executive Officer of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $51,000 and $60,000 during 2022 and 2021, respectively, under this agreement.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

12.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the month following the date of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2022 and 2021, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $71,000 and $69,000 for 2022 and 2021, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net sales:
Primary Reporting Segment	$46,558	$56,914
China	2,017	2,237
Russia and Kazakhstan	559	854
Total net sales	$49,134	$60,005

Income (loss) from operations:
Primary Reporting Segment	$7,783	$10,366
China	139	74
Russia and Kazakhstan	(166)	(146)
Income from operations for reportable segments, net	7,756	10,294
Unallocated corporate expenses	(8,026)	(8,723)
Other income (expense), net	872	(61)
Income before income taxes	$602	$1,510

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net sales from external customers:
United States	$1,175	$1,278
Canada	664	724
Peru	1,417	2,281
Hong Kong[1]	38,436	46,699
China	2,017	2,237
Taiwan	2,493	2,706
Japan	676	938
Russia and Kazakhstan	559	854
Europe	891	1,136
Other foreign countries	806	1,152
Total net sales	$49,134	$60,005

1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net sales by product and service:
Product sales	$44,159	$54,056
Administrative fees, freight and other	5,193	6,340
Less: sales returns	(218)	(391)
Total net sales	$49,134	$60,005

Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2022	2021
Long-lived assets:
United States	$186	$221
Hong Kong	111	105
China	78	90
Other foreign countries	19	47
Total long-lived assets	$394	$463

14.     SUBSEQUENT EVENTS

On February 6, 2023, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on March 3, 2023 to stockholders of record on February 21, 2023. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Additionally on February 6, 2023, the Company granted 97,900 shares of restricted common stock to certain of its employees. The shares vest in equal parts on a quarterly basis over the next three years and are subject to forfeiture in the event of an employee's termination of service to the Company under specified circumstances.

On February 7, 2023, the Company granted of 212,937 phantom shares to certain of the Company’s employees and its non-employee directors. The phantom shares vest in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. Both of these vesting conditions were deemed satisfied on the grant date for the initial vesting increment. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must remain continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each performance period, the performance criteria designated by the Compensation Committee must be satisfied. The initial performance vesting condition will be designated by the Compensation Committee and will apply to all future performance periods, unless the Compensation Committee elects to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition must be made on or before the fifteenth day of any future performance period. If either vesting condition is not satisfied for a vesting date, then the phantom shares scheduled to vest on such date will be forfeited. These phantom shares are subject to a maximum payment value of $12.00 per phantom share.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2022 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022.

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

+10.10	Natural Health Trends Corp. Phantom Equity Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 5, 2021).
+10.11	Form of Phantom Share Agreement under the Phantom Equity Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 5, 2021).
+10.12	First Amendment (Summary) to Form of Phantom Share Agreement under the Phantom Equity Plan (summary incorporated by reference to Item 5.02 of Current Report on Form 8-K filed on May 25, 2022).
+10.13	Second Amendment (Summary) to Form of Phantom Share Agreement under the Phantom Equity Plan (summary incorporated by reference to Item 5.02 of Current Report on Form 8-K filed on September 2, 2022).
+10.14	Third Amendment (Summary) to Form of Phantom Share Agreement under the Phantom Equity Plan (summary incorporated by reference to Item 5.02 of Current Report on Form 8-K filed on November 25, 2022).
+10.15

Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Chris T. Sharng, dated April 23, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2007).

+10.16

Employment Agreement (including form of Non-Competition and Proprietary Rights Assignment Agreement) for Timothy S. Davidson dated April 23, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2007).

+10.17

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

NATURAL HEALTH TRENDS CORP.

Date: March 3, 2023	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	March 3, 2023
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	March 3, 2023
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	March 3, 2023
Randall A. Mason

/s/ Yiu T. Chan	Director	March 3, 2023
Yiu T. Chan

/s/ Ching C. Wong	Director	March 3, 2023
Ching C. Wong