Form 10-Q
period 2023-06-30
NATURAL HEALTH TRENDS CORP
filed 2023-08-02
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

At July 28, 2023, the number of shares outstanding of the registrant’s common stock was 11,516,773 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

June 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,567	$69,667
Inventories	4,715	4,525
Other current assets	3,665	3,359
Total current assets	69,947	77,551
Property and equipment, net	311	394
Operating lease right-of-use assets	3,601	3,992
Restricted cash	38	79
Deferred tax asset	273	195
Other assets	646	606
Total assets	$74,816	$82,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$725	$810
Income taxes payable	3,939	2,972
Accrued commissions	2,562	2,943
Other accrued expenses	1,235	1,181
Deferred revenue	6,851	5,597
Amounts held in eWallets	4,335	4,895
Operating lease liabilities	1,054	1,135
Other current liabilities	837	905
Total current liabilities	21,538	20,438
Income taxes payable	5,054	9,098
Deferred tax liability	140	141
Operating lease liabilities	2,659	2,989
Total liabilities	29,391	32,666
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at June 30, 2023 and December 31, 2022	13	13
Additional paid-in capital	84,558	86,102
Accumulated deficit	(13,626)	(9,056)
Accumulated other comprehensive loss	(1,245)	(1,004)
Treasury stock, at cost; 1,458,975 and 1,556,875 shares at June 30, 2023 and December 31, 2022, respectively	(24,275)	(25,904)
Total stockholders’ equity	45,425	50,151
Total liabilities and stockholders’ equity	$74,816	$82,817

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$10,511	$13,360	$22,372	$24,906
Cost of sales	2,666	3,392	5,697	6,300
Gross profit	7,845	9,968	16,675	18,606
Operating expenses:
Commissions expense	4,508	5,767	9,500	10,507
Selling, general and administrative expenses	4,080	3,986	8,312	8,267
Total operating expenses	8,588	9,753	17,812	18,774
Income (loss) from operations	(743)	215	(1,137)	(168)
Other income, net	442	175	1,123	285
Income (loss) before income taxes	(301)	390	(14)	117
Income tax provision (benefit)	(82)	207	(52)	39
Net income (loss)	$(219)	$183	$38	$78
Net income (loss) per common share:
Basic	$(0.02)	$0.02	$0.00	$0.01
Diluted	$(0.02)	$0.02	$0.00	$0.01
Weighted average common shares outstanding:
Basic	11,432	11,346	11,428	11,300
Diluted	11,432	11,424	11,439	11,424

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(219)	$183	$38	$78
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(152)	(256)	(249)	(461)
Unrealized gains on available-for-sale securities	11	36	8	13
Comprehensive loss	$(360)	$(37)	$(203)	$(370)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Six months ended June 30, 2023

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

BALANCE, December 31, 2022	—	$—	12,979,414	$13	$86,102	$(9,056)	$(1,004)	(1,556,875)	$(25,904)	$50,151
Net income	—	—	—	—	—	257	—	—	—	257
Reissuance of treasury shares	—	—	—	—	(1,629)	—	—	97,900	1,629	—
Share-based compensation	—	—	—	—	46	—	—	—	—	46
Dividends declared, $0.20/share	—	—	—	—	—	(2,304)	—	—	—	(2,304)
Foreign currency translation adjustments	—	—	—	—	—	—	(97)	—	—	(97)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(3)	—	—	(3)
BALANCE, March 31, 2023	—	—	12,979,414	13	84,519	(11,103)	(1,104)	(1,458,975)	(24,275)	48,050
Net loss	—	—	—	—	—	(219)	—	—	—	(219)
Share-based compensation	—	—	—	—	39	—	—	—	—	39
Dividends declared, $0.20/share	—	—	—	—	—	(2,304)	—	—	—	(2,304)
Foreign currency translation adjustments	—	—	—	—	—	—	(152)	—	—	(152)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	11	—	—	11
BALANCE, June 30, 2023	—	$—	12,979,414	$13	$84,558	$(13,626)	$(1,245)	(1,458,975)	$(24,275)	$45,425

Six months ended June 30, 2022

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2021	—	$—	12,979,414	$13	$86,102	$(231)	$(492)	(1,556,875)	$(25,904)	$59,488
Net loss	—	—	—	—	—	(105)	—	—	—	(105)
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—	—	—	(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(205)	—	—	(205)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(23)	—	—	(23)
BALANCE, March 31, 2022	—	—	12,979,414	13	86,102	(2,621)	(720)	(1,556,875)	(25,904)	56,870
Net income	—	—	—	—	—	183	—	—	—	183
Dividends declared, $0.20/share	—	—	—	—	—	(2,285)	—			(2,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(256)	—	—	(256)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	36	—	—	36
BALANCE, June 30, 2022	—	$—	12,979,414	$13	$86,102	$(4,723)	$(940)	(1,556,875)	$(25,904)	$54,548

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38	$78
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	91	106
Share-based compensation	85	—
Noncash lease expense	564	599
Deferred income taxes	(82)	12
Changes in assets and liabilities:
Inventories	(228)	7
Other current assets	(362)	1,002
Other assets	(52)	1
Accounts payable	(82)	2
Income taxes payable	(3,076)	(1,390)
Accrued commissions	(374)	(531)
Other accrued expenses	68	(132)
Deferred revenue	1,270	(1,788)
Amounts held in eWallets	(541)	(862)
Operating lease liabilities	(595)	(600)
Other current liabilities	(64)	(4)
Net cash used in operating activities	(3,340)	(3,500)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14)	(78)
Net cash used in investing activities	(14)	(78)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,608)	(4,570)
Net cash used in financing activities	(4,608)	(4,570)
Effect of exchange rates on cash, cash equivalents and restricted cash	(179)	(506)
Net decrease in cash, cash equivalents and restricted cash	(8,141)	(8,654)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	69,746	84,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$61,605	$75,711
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$(125)	$77

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

Cash and Cash Equivalents

The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of June 30, 2023, there was $33,000 and $2.2 million in bank accounts located in the United States and Hong Kong, respectively, in excess of insured limits. As of June 30, 2023, cash and cash equivalents included $3.8 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 4 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts. The Company believes that it is not exposed to significant credit risk due to the financial strength of the depository institutions in which its cash and cash equivalents are held.

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

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2023			2022
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(219)	11,432	$(0.02)	$183	11,346	$0.02
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	78
Diluted net income per common share:
Net income (loss) available to common stockholders plus assumed dilution	$(219)	11,432	$(0.02)	$183	11,424	$0.02

	Six Months Ended June 30,
	2023			2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$38	11,428	$0.00	$78	11,300	$0.01
Effect of dilutive securities:
Non-vested restricted stock	—	11		—	124
Diluted net income per common share:
Net income available to common stockholders plus assumed dilution	$38	11,439	$0.00	$78	11,424	$0.01

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 15,133 shares were not included for the three months ended June 30, 2023.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 4% of sales.  Sales returns were 1% of sales for each of the six months ended June 30, 2023 and 2022.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of June 30, 2023 and December 31, 2022, the Company had $5.1 million and $3.8 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales	$10,154	$12,033	$21,202	$22,355
Administrative fees, freight and other	410	1,373	1,255	2,630
Less: sales returns	(53)	(46)	(85)	(79)
Total net sales	$10,511	$13,360	$22,372	$24,906

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and six months ended June 30, 2023 and 2022. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash:
Cash	$11,065	$12,834
Cash equivalents	50,502	56,833
	61,567	69,667
Restricted cash	38	79
	$61,605	$69,746
Inventories:
Finished goods	$3,804	$3,653
Raw materials	929	890
Reserve for obsolescence	(18)	(18)
	$4,715	$4,525
Other accrued expenses:
Sales returns	$53	$70
Employee-related expense	595	737
Warehousing, inventory-related and other	587	374
	$1,235	$1,181
Deferred revenue:
Unshipped product and unredeemed product vouchers	$5,097	$3,822
Auto ship advances	1,754	1,775
	$6,851	$5,597

4. FAIR VALUE MEASUREMENTS

As of June 30, 2023, cash and cash equivalents include the Company’s investments in money market funds, government and municipal debt securities, and corporate debt securities. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities classified as cash equivalents are required to be accounted for in accordance with the FASB ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2023 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income (expense). Realized gains and losses, as well as interest income, are also included in other income (expense). The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents at the end of each period were as follows (in thousands):

		June 30, 2023			December 31, 2022
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Gains (Losses)	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$994	$—	$994	$2,143	$—	$2,143
Government and municipal debt securities	Level 2	28,343	2	28,345	6,759	—	6,759
Corporate debt securities	Level 2	21,173	(10)	21,163	47,947	(16)	47,931
Total investments		$50,510	$(8)	$50,502	$56,849	$(16)	$56,833

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

As of June 30, 2023, the Company's unrealized losses result from investments in an unrealized loss position for less than 12 months. The gross unrealized losses related to these investments were primarily driven by factors other than credit risk, including market risk. The Company anticipates that it will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no allowance was required to be recognized during the three and six months ended June 30, 2023 and 2022.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating leases	$321	$328	$651	$662
Short-term leases	39	42	76	88
Total lease cost	$360	$370	$727	$750

Cash paid for amounts included in the measurement of operating leases liabilities was $331,000 and $315,000 for the three months ended  June 30, 2023 and 2022, respectively, and $676,000 and $637,000 for the six months ended June 30, 2023 and 2022, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of June 30, 2023 were as follows:

Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	4.2%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of our operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Remainder of 2023	$562
2024	1,012
2025	962
2026	579
2027	299
Thereafter	679
Total lease payments	4,093
Less: imputed interest	(380)
Present value of lease liabilities	$3,713

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

6. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2023 includes estimates for foreign income inclusions such as global intangible low-taxed income (“GILTI”) and Subpart F income. As of June 30, 2023, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of June 30, 2023, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As a result of return to provision adjustments, the Company does not expect to have any U.S. federal net operating loss available for carryover beyond the year ending December 31, 2023. The Company has post-apportioned U.S. state net operating loss carryforwards of $438,000 that begin expiring in 2038. At June 30, 2023, the Company has foreign net operating loss carryforwards of approximately $1.4 million in various jurisdictions with various expirations.

As of June 30, 2023, income taxes payable for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government, totaled $9.1 million, of which $5.1 million is reflected as a noncurrent liability.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings not deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of June 30, 2023, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of June 30, 2023 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2023.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At June 30, 2023, 1,121,683 shares remained available for issuance under the 2016 Plan.

On February 6, 2023, the Company granted 97,900 shares of restricted common stock to certain of its employees. The shares vest in equal parts on a quarterly basis over the next three years and are subject to forfeiture in the event of an employee's termination of service to the Company under specified circumstances.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2022	—	$—
Granted	97,900	$4.84
Vested	(16,324)	$4.84
Nonvested at June 30, 2023	81,576	$4.84

Share-based compensation expense of $39,000 and $85,000 was recognized during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, total unrecognized share-based compensation expense related to non-vested restricted stock was $388,000, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Awards totaling 26,617 and 27,913 phantom shares vested during the three months ended June 30, 2023 and 2022, respectively, resulting in compensation expense of $133,000 and $153,000 during the three months ended June 30, 2023 and 2022, respectively, related to their cash settlement. Awards totaling 53,234 and 55,826 phantom shares vested during the six months ended June 30, 2023 and 2022, respectively, resulting in compensation expense of $260,000 and $349,000 during the six months ended June 30, 2023 and 2022, respectively, related to their cash settlement.

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each of the first two quarters of 2023 and 2022, totaling $4.6 million in each six month period. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of June 30, 2023, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first six months of 2023 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2022	$(988)	$(16)	$(1,004)
Other comprehensive loss	(97)	(3)	(100)
Balance, March 31, 2023	(1,085)	(19)	(1,104)
Other comprehensive income (loss)	(152)	11	(141)
Balance, June 30, 2023	$(1,237)	$(8)	$(1,245)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Brunde E. Broady, also a former director of the Company and daughter of Mr. Broady, is the President and Chief Executive Officer of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $11,000 and $13,000 during the three months ended June 30, 2023 and 2022, respectively, and $22,000 and $26,000 during the six months ended June 30, 2023 and 2022, respectively, under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Primary Reporting Segment	$10,139	$12,770	$21,470	$23,647
China	247	486	663	967
Russia and Kazakhstan	125	104	239	292
Total net sales	$10,511	$13,360	$22,372	$24,906

Income (loss) from operations:
Primary Reporting Segment	$1,501	$2,242	$3,328	$4,157
China	(243)	(23)	(263)	(15)
Russia and Kazakhstan	(26)	(49)	(84)	(96)
Income from operations for reportable segments, net	1,232	2,170	2,981	4,046
Unallocated corporate expenses	(1,975)	(1,955)	(4,118)	(4,214)
Other income, net	442	175	1,123	285
Income (loss) before income taxes	$(301)	$390	$(14)	$117

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales from external customers:
United States	$272	$272	$551	$528
Canada	157	164	327	301
Peru	483	327	810	809
Hong Kong[1]	8,306	10,716	17,979	19,492
China	247	486	663	967
Taiwan	454	624	908	1,193
Japan	107	136	189	371
Malaysia and Singapore	68	95	153	220
Russia and Kazakhstan	125	104	239	292
Europe	199	304	385	505
Other foreign countries	93	132	168	228
Total net sales	$10,511	$13,360	$22,372	$24,906

1 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

12. SUBSEQUENT EVENT

On July 31, 2023, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on August 25, 2023 to stockholders of record on August 15, 2023. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of June 30, 2023, we were conducting business through 36,730 active members, compared to 38,660 at December 31, 2022 and 43,020 at June 30, 2022. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 91% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 79% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, inflation rates, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our business for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and more specifically under the captions “Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war...”, “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”, and “Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

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

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2022 generated approximately 78% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese and Hong Kong governments, like the governments of the other countries in which we operate, continue to adjust the restrictive measures that they impose to control COVID-19 based on then-current local circumstances; however, it should be noted that the Chinese and Hong Kong governments imposed some of the most restrictive COVID-19 control measures of any country in the world. The scope and impact of the pandemic and related control measures are uncertain, but we took steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. We also canceled or rescheduled a number of in-person member events over the course of the pandemic. While the Chinese and Hong Kong governments took comprehensive steps to relax many of the COVID-19 control measures in late 2022, the severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict.

Of particular note, the spread of the Omicron variant in Hong Kong and China, along with the imposition of strong government control measures, significantly disrupted our operations and negatively affected our results of operations in 2022. During the first half of 2022, our third-party logistics providers experienced substantial difficulties importing and distributing our products in China. However, by early June 2022 the Chinese government began relaxing some of its more stringent policies and we found that the difficulties encountered by our third-party logistics providers were largely resolved by the end of the month. Further, after four consecutive quarters during which we were unable to sponsor any in-person member events in China, Macau or Hong Kong, we sponsored an in-personevent in China at the end of the third quarter of 2022, sponsored a large in-person event and a number of small in-person events in China during the first half of 2023, sponsored a large in-person event in Macau during the second quarter of 2023, and are now planning more such events. Nevertheless, through late 2022 the Chinese and Hong Kong governments continued to impose strong control measures that were negatively impacting our ability to interact with our members and the ability of our members to interact with each other and their customers. In late 2022, the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures. This less restrictive business environment continued through the second quarter of 2023. We are hopeful that this improved state of affairs will enable us to continue the resumption of more normal operations in China and Hong Kong, but it is still too early to accurately predict the impact on us of this relaxation of control measures and whether it will prove enduring. We will continue to assess the financial and operational impact of the COVID-19 pandemic, including its impact on the operations of our third-party providers. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war…” in our most recent Annual Report on Form 10-K.

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

Our Hong Kong net sales (substantially all of which were derived from products shipped to members residing in China) for the first six months of 2023 were lower than the comparable period in 2022  primarily due to the changes in deferred revenue in the two respective quarters. Deferred revenue increased $1.2 million during the second quarter of 2023, but decreased $1.4 million during the second quarter last year. The decrease in net sales during the first six months of 2023 resulted in a loss from operations for the period, as well as negative cash flows from operations. We anticipate that our financial performance for the near-term will continue to be adversely impacted.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first six months of 2023 and 2022, represented 43% and 42% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.4	25.4	25.5	25.3
Gross profit	74.6	74.6	74.5	74.7
Operating expenses:
Commissions expense	42.9	43.2	42.5	42.2
Selling, general and administrative expenses	38.8	29.8	37.1	33.2
Total operating expenses	81.7	73.0	79.6	75.4
Income (loss) from operations	(7.1)	1.6	(5.1)	(0.7)
Other income, net	4.2	1.3	5.0	1.2
Income (loss) before income taxes	(2.9)	2.9	(0.1)	0.5
Income tax provision (benefit)	(0.8)	1.5	(0.3)	0.2
Net income (loss)	(2.1)%	1.4%	0.2%	0.3%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Americas[1]	$912	8.7%	$763	5.7%	$1,688	7.5%	$1,638	6.5%
Hong Kong[2]	8,306	79.0	10,716	80.2	17,979	80.4	19,492	78.3
China	247	2.4	486	3.6	663	3.0	967	3.9
Taiwan	454	4.3	624	4.7	908	4.1	1,193	4.8
South Korea	38	0.4	46	0.4	90	0.4	92	0.4
Japan	107	1.0	136	1.0	189	0.8	371	1.5
Malaysia and Singapore	68	0.6	95	0.7	153	0.7	220	0.9
Russia and Kazakhstan	125	1.2	104	0.8	239	1.1	292	1.2
Europe	199	1.9	304	2.3	385	1.7	505	2.0
India	55	0.5	86	0.6	78	0.3	136	0.5
Total	$10,511	100.0%	$13,360	100.0%	$22,372	100.0%	$24,906	100.0%

1 United States, Canada, Mexico and Peru

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $10.5 million for the three months ended June 30, 2023 compared with $13.4 million for the comparable period a year ago, a decrease of $2.8 million, or 21%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $2.4 million, or 22%, over the comparable period a year ago. The decrease in Hong Kong net sales was primarily due to the changes in deferred revenue in the two respective quarters. Deferred revenue increased $1.2 million during the second quarter of 2023, but decreased $1.4 million during the second quarter last year. We experienced a late surge in orders following our first large in-person member event in more than three years that occurred in Macau in early June 2023, which was immediately followed by an incentive to help bring in more order volume. This incentive was well received and resulted in a substantial increase in deferred revenue at June 30, 2023. Despite tepid consumer sentiment in China during the current-year quarter, our order volume was comparable with the second quarter last year. The decrease in Hong Kong net sales was also due to the recognition of lower administrative fees in the current-year quarter, as compared to the prior year quarter, as increased activity within member electronic wallet (eWallet) accounts resulted in less fees assessed during the quarter. Outside of our Hong Kong business, net sales decreased $439,000, or 17%, over the comparable three-month period a year ago. This decrease can be attributed to a slowdown in China and Taiwan partly offset by improved results in the Americas.

Net sales were $22.4 million for the six months ended June 30, 2023 compared with $24.9 million for the comparable period a year ago, a decrease of $2.5 million, or 10%, due to substantially the same factors that adversely affected Hong Kong net sales for the three months ended June 30, 2023. Outside of our Hong Kong business, net sales decreased $1.0 million, or 19%, over the comparable six-month period a year ago. As of June 30, 2023, deferred revenue was $6.9 million, which primarily consisted of $5.1 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.8 million in auto ship advances.

Gross Profit

Gross profit was 74.6% of net sales for the three months ended June 30, 2023, as well as the three months ended June 30, 2022. Gross profit was 74.5% of net sales for the six months ended June 30, 2023 compared with 74.7% of net sales for the six months ended June 30, 2022. Excluding the impact of decreased administrative fee revenue referred to above, gross profit margin was consistent with the comparable three and six month periods in the prior year.

Commissions Expense

Commissions were 42.9% of net sales for the three months ended June 30, 2023 compared with 43.2% of net sales for the three months ended June 30, 2022, and 42.5% of net sales for the six months ended June 30, 2023 compared with 42.2% of net sales for the six months ended June 30, 2022. Excluding the impact of decreased administrative fee revenue referred to above, commissions as a percentage of net sales decreased slightly as compared to the comparable periods in the prior year primarily due to lower commission payouts partially offset by higher supplemental incentive costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $4.1 million for the three months ended June 30, 2023, as compared with $4.0 million in the same period a year ago. For the six months ended June 30, 2023, selling, general and administrative expenses were $8.3 million, consistent with the six months ended June 30, 2022.

Other Income, Net

Other income increased to $442,000 for the three months ended June 30, 2023 compared with $175,000 in the same period a year ago. For the six months ended June 30, 2023, other income increased to $1.1 million compared with $285,000 in the comparable period a year ago. The increase in other income is primarily due to greater interest earned on our cash equivalents as compared to the comparable periods in the prior year.

Income Taxes

An income tax benefit of $82,000 and an income tax provision of $207,000 was recognized during the three months ended June 30, 2023 and 2022, respectively. An income tax benefit of $52,000 and an income tax provision of $39,000 was recognized during the six months ended June 30, 2023 and 2022, respectively. The tax benefit during the six months ended June 30, 2023 primarily resulted from foreign income inclusions, such as global intangible low-taxed income (“GILTI”) and Subpart F income, tax benefits in foreign jurisdictions and year-to-date consolidated loss through June 30, 2023. The tax provision during the six months ended June 30, 2022 primarily resulted from foreign income inclusions, such as GILTI, and the year-to-date consolidated income through June 30, 2022.

Liquidity and Capital Resources

At June 30, 2023, our cash and cash equivalents totaled $61.6 million. Total cash and cash equivalents decreased by $8.1 million from December 31, 2022 to June 30, 2023, primarily due to cash used in operating activities and the dividends paid during the first six months of 2023. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2023, we had $50.5 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $3.8 million held in banks located within China subject to foreign currency controls.

As of June 30, 2023, the ratio of current assets to current liabilities was 3.2 to 1.0 and we had $48.4 million of working capital. Working capital as of June 30, 2023 decreased $8.7 million compared to our working capital as of December 31, 2022.

Cash used in operations was $3.3 million and $3.5 million for the first six months of 2023 and 2022, respectively. Income tax paid during April 2023 and 2022 for the repatriation tax on the deemed repatriation of deferred foreign income was $3.0 million and $1.6 million, respectively. Disregarding these payments, cash used in operations improved $1.6 million primarily due to more orders received during the first six months of 2023 compared to the prior year, as well as less employee-related payouts in the first six months of 2023 compared to the prior year.

Cash flows used in investing activities totaled $14,000 and $78,000 during the first six months of 2023 and 2022, respectively.

Cash flows used in financing activities during the first six months of 2023 and 2022 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $4.6 million in each period. Subsequent to June 30, 2023, on July 31, 2023, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on August 25, 2023 to stockholders of record on August 15, 2023. We expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of June 30, 2023, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

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

Revenue Recognition. All revenue is recognized when the performance obligations under a contract, including product vouchers sold on a stand-alone basis in Hong Kong, are satisfied. Product sales are recorded when the products are shipped and title passes to independent members. Product sales to members are made pursuant to a member agreement that provides for transfer of both title and risk of loss upon our delivery to the carrier that completes delivery to the members, which is commonly referred to as “F.O.B. Shipping Point.” We primarily receive payment by credit card at the time members place orders. Our sales arrangements do not contain right of inspection or customer acceptance provisions other than general rights of return. Amounts received for unshipped product orders and unredeemed product vouchers are recorded as deferred revenue. Such amounts totaled $5.1 million and $3.8 million at June 30, 2023 and December 31, 2022, respectively. Shipping charges billed to members are included in net sales. Costs associated with shipments are included in cost of sales. Event and training revenue is deferred and recognized as the event or training occurs.

Additionally, deferred revenue includes advances for auto ship orders. In certain markets, when a member’s cumulative commission income reaches a certain threshold, a percentage of the member’s weekly commission is held back as an advance and applied to an auto ship order once the accumulated amount of the advances is sufficient to pay for the pre-selected auto ship package of the member.  Such advances were $1.8 million at both June 30, 2023 and December 31, 2022.

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

Independent members may also earn incentives based on meeting certain qualifications during a designated incentive period, which may range from several weeks to up to a year.  For each individual incentive, we estimate the total number of qualifiers as well as the expected per qualifier cost and accrue all costs associated with incentives throughout the qualification period. We regularly review and update, if necessary, the estimates of both qualifiers and cost as more information is obtained during the qualification period. Any resulting change in total cost is recognized over the remaining qualification period. Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Accrued commissions, including the estimated cost of our international recognition incentive program and other supplemental programs, totaled $2.6 million and $2.9 million at June 30, 2023 and December 31, 2022, respectively.

Income Taxes. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory rates for the years in which the temporary differences are expected to be recovered or settled. We evaluate the probability of realizing the future benefits of any of our deferred tax assets and record a valuation allowance when we believe a portion or all of our deferred tax assets may not be realized. Deferred tax expense or benefit is a result of changes in deferred tax assets and liabilities. Based on the technical merits of our tax position, tax benefits may be recognized if we determine it is more likely than not that our position will be sustained on examination by tax authorities. The complex nature of these estimates requires us to anticipate the likely application of tax law and make judgments on the largest benefit that has a greater than fifty percent likelihood of being realized prior to the completion and filing of tax returns for such periods. As of June 30, 2023, we do not have a valuation allowance against our U.S. deferred tax assets. We maintain a valuation allowance in certain foreign jurisdictions with an overall tax loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. As a result of capital return activities, we determined that a portion of our current undistributed foreign earnings are not deemed reinvested indefinitely by our non-U.S. subsidiaries. The U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government, required a one-time repatriation tax on certain un-repatriated earnings of foreign subsidiaries at a rate of 15.5% tax on post-1986 foreign earnings held in cash and an 8% rate on all other post-1986 earnings. Due to the adoption of a territorial tax regime, any foreign source portion of a qualified dividend received by a 10% U.S. corporate shareholder is exempt from U.S. federal tax, therefore resulting in any future repatriation having a minimal effect on our effective tax rate. For state income tax purposes, we will continue to periodically reassess the needs of our foreign subsidiaries and update our indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, we expect to recognize additional income tax provision at the applicable U.S. state corporate tax rate(s). As of June 30, 2023, we have not recorded a state deferred tax liability for earnings to be repatriated in the future because the portion of all earnings which are no longer deemed reinvested indefinitely as of June 30, 2023 have already been repatriated. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2023.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

NATURAL HEALTH TRENDS CORP.

Date: August 2, 2023	/s/ Timothy S. Davidson
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