Form 10-K
period 2023-12-31
NATURAL HEALTH TRENDS CORP
filed 2024-02-28
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2023: $39,012,679

At February 23, 2024, the number of shares outstanding of the registrant’s common stock was 11,516,773 shares.

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

December 31, 2023

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

Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals

Premium Noni Juice, Triotein™, Cluster X2™, Children’s Chewable Multivitamin, ReStor Silver™, Glucosamine 2200™, FibeRich™, Energin, Enhanced Essential Probiotics, Omega-3 Essential Fatty Acids, StemRenu®, OcuFocus™, CurcuMore™, Biotic Trio, Ultra B Complex, CalComplex, Collagen Supreme, MetaBoost, RelaxaPro

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

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura Lux™ by NHT Global, Valura Lux™, LaVie+™, TwinSlim™ Probiotics, NaturalGlo™

Home
Products designed to create a clean and natural living environment for the home.	Home appliances	AquaPur Desktop Water Purifier

Daily
Daily care products designed to cleanse and protect the body and promote personal hygiene.	Oral care, hair care, and body care	Smart Sonic Toothbrush

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

	December 31,
	2023	2022
Americas[1]	4,040	4,410
Hong Kong (including those members residing in China)[2]	23,490	28,550
Taiwan	2,230	2,390
South Korea	80	70
Japan	520	640
Malaysia and Singapore	350	400
Russia and Kazakhstan	530	730
Europe	870	1,060
India	300	410
Total	32,410	38,660

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

As a result of the COVID-19 pandemic, we modified some of our marketing strategies and programs by offering a hybrid approach of both in-person and virtual or online marketing programs and activities. We generally sponsor promotional meetings, product education, motivational and personal development training events for current and potential members. These events are designed to inform and train prospective and existing members about our product lines and new product launches, our latest marketing and promotional plans, and new services improvements. These events also serve as a venue for recognition of member accomplishments. Members typically share their experiences in using our products and developing their business at these events. We are continually developing and updating our marketing strategies and programs to motivate our members.

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

Employees

At December 31, 2023, we employed 139 individuals, including 138 total full-time employees worldwide. Of the full-time employees, 86 were located in Greater China (Hong Kong, China, and Taiwan), 31 in the Americas (United States, Canada, Cayman Islands, and Peru), seven in India, five in Europe, three in Japan, two in Malaysia and Singapore, and two in each of South Korea and Russia.

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

Members are not required to enroll other members as their down-line, and we do not pay any commissions for enrolling new members. However, because of the financial incentives provided to those who succeed in building a member network that consumes and resells products, we believe that many of our members attempt, with varying degrees of effort and success, to enroll additional members. Because they are seeking new opportunities for supplemental income, people are often attracted to become members after using our products or after attending introductory seminars. Once a person becomes a member, he or she is able to purchase products directly from us at wholesale or discounted prices via the internet. The member is also entitled to enroll other members in order to build a network of members and customers.

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

China’s 100-Day Campaign Focusing on Health Products and Services

In January 2019 the Chinese government announced a 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they were targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign was specifically focused on the business practices of direct selling companies. Although the 100-day campaign was due to expire in April 2019, we are not aware of any information indicating that the campaign has formally concluded. However, the Chinese government subsequently announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed. As a result, the business environment in China for health product companies continues to be challenging, which has been exacerbated by negative social media sentiment expressed for these types of companies.

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

Business, Product and Market Risks

Because our Hong Kong operations account for a substantial portion of our overall business, and substantially all of our Hong Kong business is derived from the sale of products to members in China, any material adverse change in our business relating to either Hong Kong or China would likely have a material adverse impact on our overall business.

In 2023 and 2022, approximately 79% and 78% of our revenue was generated in Hong Kong, respectively. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region, including the current economic challenges facing China and Hong Kong, are having and could in the future have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong, and the negative impact on our operations and financial performance could continue or intensify.

Our headquarters and a significant number of our employees are based in Hong Kong, and our Hong Kong subsidiary generates a substantial portion of our overall business. Hong Kong has in recent years experienced significant political unrest and social strife, including a series of large-scale protests. These developments, along with the impact of the COVID-19 pandemic, led us in 2020 to cease conducting member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that these developments have negatively affected our operations and financial performance. Although we were able to sponsor a large in-person member event in Hong Kong in the fourth quarter of 2023, it is too early to predict whether these developments will continue to adversely affect our overall business, results of operations and financial condition.

We experienced negative operating cash flows during the years ended December 31, 2023 and 2022, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. Unless our operating cash flows improve, this negative financial performance could have a material adverse effect on our business and our stock price.

We experienced negative operating cash flows during the years ended December 31, 2023 and 2022, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. This cash flow performance was primarily due to declines in our revenues being greater than the decreases in expenditures that we could manage. If we again experience negative operating cash flows or our cash balance is substantially diminished, we may not be able to continue paying cash dividends to our stockholders, our ability to support our operations could be impaired and we may be required to seek debt or equity financing. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders. Negative operating cash flows could have a material adverse effect on our business, results of operations and financial condition, as well as our stock price, and could eventually threaten our solvency. Negative operating cash flows and any related adverse market perception may also negatively affect our ability to attract new members and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

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

Although we have in recent years expanded our line of products, we derive at least 10% of our total revenue from each of our Premium Noni Juice and Triotein™ products, as well as our line of probiotic products comprised of Enhanced Essential Probiotics and Biotic Trio. Further, we currently source each of these products from a single supplier. If demand decreases significantly, government regulation restricts their sale, we are unable to adequately source or deliver the products, or we are unable to offer the products for any reason without suitable replacements, our business, results of operations and financial condition could be materially and adversely affected. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which could substantially impair our business, results of operations and financial condition.

Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war or hostility may seriously harm our business.

Epidemics, natural disasters, terrorist attacks or acts of war or hostility may cause damage or disruption to us, our employees, our facilities and our members and customers, which could negatively impact our revenues, results of operations and financial condition.  For example, in late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world, being declared a global pandemic by the World Health Organization in March 2020. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2023 generated approximately 79% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese and Hong Kong governments, like the governments of other countries in which we operate, continue to adjust the restrictive measures that they impose to control COVID-19 based on then-current local circumstances; however, it should be noted that the Chinese and Hong Kong governments imposed some of the most restrictive COVID-19 control measures of any country in the world. While the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures in late 2022, these disruptions materially negatively impacted our financial results from 2020 through 2022. This less restrictive business environment continued throughout 2023. We are hopeful that this improved state of affairs will enable us to continue more normal operations in China and Hong Kong, but it is still too early to accurately predict the impact on us of this relaxation of control measures and whether it will prove enduring. Ultimately, the severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and related control measures, which we are unable to accurately predict.

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

We distribute our products through independent members, and we depend upon them directly for all of our sales in most of our markets. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of members, as well as a relatively small number of key members.  Our members may terminate their services with us at any time and, like most direct selling organizations, we have a high rate of attrition. We had 16% fewer active members at December 31, 2023 as compared to the end of 2022, and 16% fewer active members at the end of 2022 as compared to the end of 2021. These losses in the number of active members were a significant factor contributing to the decrease in our recent year-over-year sales. If we cannot stabilize or increase the number of our members, or if we lose one or more key member leaders, sales of our products could be further materially and adversely affected. The replacement of members could be difficult because, in our efforts to attract and retain members, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.

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

We incur significant expense in the payment of compensation to our members, which represented approximately 42% of net sales during each of 2023 and 2022. We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the type and scope of promotions and incentives, local promotional programs and business development agreements.  Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

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

Various other factors could harm our business in Hong Kong and China, such as worsening economic conditions in Hong Kong or China, adverse developments relating to the industry in which we conduct our business, adverse local publicity, negative changes to our business and/or social media coverage, geopolitical or trade tensions between the United States and China or other events that may be out of our control. For example, in January 2019 the Chinese government announced a 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they were targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign was specifically focused on the business practices of direct selling companies. In January 2019 we, like some of our peers, voluntarily decided to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China. We did this because we learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies and did not want to run the risk of being inadvertently entangled in the government enforcement actions as the provincial and local government formulate and implement their interpretive guidance and rule-making. Although we have been able to relax some restrictions on member activities in certain markets, it may again in the future be necessary or advisable to suspend member activities or take similar actions, and the resulting periods of reduced activity may have a material adverse effect on our business.

Although the 100-day campaign was due to expire in April 2019, we are not aware of any information indicating that the campaign has formally concluded. However, the Chinese government subsequently announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed. As a result, the business environment in China for health product companies continues to be challenging, which has sometimes been exacerbated by negative social media sentiment expressed for these types of companies. We believe that the campaign, as well as its extension and aftermath (including the look-back review), will continue to negatively impact our business in China in the near-term, but will ultimately benefit us and Chinese consumers as purveyors of substandard products are driven from the market.

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

We collect certain personal information, including payment data, from members and consumers, as well as our employees.   We also develop and maintain sensitive and proprietary business information.  We are therefore subject to numerous laws, regulations and other obligations that address privacy, data protection and information security in the various markets in which we conduct business.   We are particularly focused on the evolving state of laws and regulations in China and Hong Kong applicable to privacy, data protection and information security.   Of particular note is China's Cyber Security Law, which requires companies to take certain measures to ensure that the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt a multi-level protection scheme under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. In addition, on June 10, 2021, the Standing Committee of the National People's Congress of China promulgated the Data Security Law, which took effect in September 2021. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. Finally, the Standing Committee of the National People's Congress of the China also promulgated the Personal Information Protection Law ("PIPL"), which took effect on November 1, 2021. The PIPL expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China, outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The PIPL also provides that critical information infrastructure operators and personal information processing entities that process personal information meeting a volume threshold are also required to store in China personal information generated or collected in China, and to pass a security assessment for any export of such personal information.

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

In 2023, 96% of our revenue was recorded by subsidiaries located outside of North America.  Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency.  Accordingly, our international subsidiaries generally use the local currency as their functional currency.  The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period.  As exchange rates vary, revenue and other operating results may differ materially from our expectations.  Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar.  We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Thai baht, Indian rupee, Canadian dollar, Mexican peso, Peruvian sol and European euro collectively represented approximately 18% and 19% of our revenue in 2023 and 2022, respectively.  Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, India, Canada, Central America, South America and Europe.  Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on our members’ purchasing power.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

Governance

Our Vice President of Strategic Initiatives and Chief Financial Officer oversee our cybersecurity risk management program described in “Risk Management and Strategy” below. While the Board of Directors has overall responsibility for risk oversight, it is supported in this regard by the Audit Committee, including with respect to cybersecurity matters. The Audit Committee assists the Board of Directors in monitoring cybersecurity risk by receiving as needed updates from and engaging in discussions with the Vice President of Strategic Initiatives and the Chief Financial Officer, that cover, among other things, our cybersecurity risk management program, response readiness and training efforts. The Audit Committee updates the full Board of Directors on cybersecurity matters as appropriate.

Risk Management and Strategy

Our business is dependent upon our computer systems, devices and networks to collect, process and store the data necessary to conduct almost all aspects of our business. We maintain a cybersecurity risk management program, which includes internal and external human resources, processes, controls and technology designed to identify, protect, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats.

To safeguard our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner at a network and user end point level. These include, but are not limited to, internal reporting, monitoring and detection tools. We engage various third-party vendors to provide these security services, including providing timely cybersecurity threat alerts in addition to monitoring cybersecurity threats and our defenses against cyberattacks. This monitoring includes the proactive identification of vulnerabilities in our systems with threat intelligence. In addition, we engage a third-party vendor to perform penetration testing at least annually and our IT team also performs simulations and response readiness tests on an annual basis. Our incident response plan sets forth our response protocol to coordinate the activities that we take to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal and reporting obligations and mitigate brand and reputational damage.

We have adopted an IT Policies and Procedures Policy that requires all employees to acknowledge on an annual basis their responsibilities in abiding with company policies regarding safeguard our network environment. In addition, all employees receive cybersecurity training upon hire with at least annual training on best practices, social engineering threats and cybersecurity risks.

We continuously monitor our computer systems, devices and networks, and work to improve our safeguards against regular and continually evolving cyber and other security threats. To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident in the future that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For further information about the cybersecurity risks we face, see “Item 1A. Risk Factors – System disruptions or failures, cybersecurity risks, and compromises of data, or the failure to comply with related laws and regulations, could harm our business.”

Item 2. PROPERTIES

Our corporate headquarters is located in Hong Kong where we lease 7,300 square feet of office space with a term expiring in June 2026. We also lease 4,900 square feet of corporate office space in Rolling Hills Estates, California with a term expiring in September 2030. To help further develop the market for our products in North America, we lease retail space in Rowland Heights, California; Richmond, British Columbia; and Metuchen, New Jersey. Our office space in Hong Kong and Rolling Hills Estates is used in support of all of our business segments, while the North America retail space is used in support of our Primary Reporting Segment.

We lease seven branch offices throughout China that are used for our China business segment, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia, Thailand, India, and the Cayman Islands (all of which are used for our Primary Reporting Segment). We contract with third parties for fulfillment and distribution operations in all of our international markets. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” On February 23, 2024, the closing price of our common stock as reported by Nasdaq was $6.07 per share.

At February 23, 2024, there were approximately 110 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

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

As of December 31, 2023, we were conducting business through 32,410 active members, compared to 38,660 at the end of 2022. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe. For further information regarding some of the risks associated with our loss of members, see “Item 1A. Risk Factors - Our recent loss of a significant number of members is adversely affecting our business…”.

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

In January 2019 the Chinese government announced a 100-day campaign focused on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they were targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign was specifically focused on the business practices of direct selling companies. The campaign and associated negative media coverage resulted in a significant adverse impact on our business, as consumers widely curtailed their purchases within the affected industries. We, like some of our peers, voluntarily decided in January 2019 to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China. We did this because we learned that the 100-day campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies, and did not want to run the risk of being inadvertently entangled in government enforcement actions as the provincial and local governments formulate and implement their interpretive guidance and rule-making. Although we have been able to relax some restrictions on member activities in certain markets, it may again in the future be necessary or advisable to suspend member activities or take similar actions from time to time, and such periods of reduced activity may have a material adverse effect on our business.

Although the 100-day campaign was due to expire in April 2019, we are not aware of any information indicating that the campaign has formally concluded. However, the Chinese government subsequently announced that it would conduct a “look-back review” to evaluate the 100-day campaign. As part of this review, we understand that various Chinese governmental agencies formed a working group to assess the 100-day campaign, particularly focusing on the health market and its supervision in certain provinces. We understand that during September 2019 the working group evaluated the performance and results of a number of organizations and governmental departments in these provinces and made recommendations for various improvements. It was noted that each province had opened a number of investigative cases, had successfully closed numerous cases, and had imposed various fines and penalties. We understand that the look-back review continued after September 2019, and we are not aware that this review has been completed. As a result, the business environment in China for health product companies continues to be challenging, which has been exacerbated by negative social media sentiment expressed for these types of companies. We believe that the campaign, as well as its extension and aftermath (including the look-back review), will continue to negatively impact our business in China in the near-term, but will ultimately benefit us and Chinese consumers in the long-term as purveyors of substandard products are driven from the market.

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2023 generated approximately 79% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. The Chinese and Hong Kong governments, like the governments of the other countries in which we operate, continue to adjust the restrictive measures that they impose to control COVID-19 based on then-current local circumstances; however, it should be noted that the Chinese and Hong Kong governments imposed some of the most restrictive COVID-19 control measures of any country in the world.

Of particular note, the spread of the Omicron variant in Hong Kong and China, along with the imposition of strong government control measures, significantly disrupted our operations and negatively affected our results of operations in 2022. During the first half of the year, our third-party logistics providers also experienced substantial difficulties importing and distributing our products in China. However, by early June 2022 the Chinese government began relaxing some of its more stringent policies and we found that the difficulties encountered by our third-party logistics providers were largely resolved by the end of the month. Over the course of the pandemic, we also took steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. Finally, after four consecutive quarters during which we were unable to sponsor any in-person member events in China, Macau or Hong Kong, we sponsored an in-person event at the end of the third quarter of 2022 in China. Notwithstanding this modestly improved state of affairs, through late 2022 the Chinese and Hong Kong governments continued to impose strong control measures that were negatively impacting our ability to interact with our members and the ability of our members to interact with each other and their customers.

In late 2022, the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures, although the cumulative effect of these disruptions materially negatively impacted our financial results from 2020 through 2022. This less restrictive business environment in China and Hong Kong continued throughout 2023, and we were able to sponsor a number of in-person member events in China during 2023, as well as a large in-person event in Macau during the second quarter of 2023 and a large in-person event in Hong Kong during the fourth quarter of 2023. We are planning more such events and are hopeful that we will continue to normalize operations in China and Hong Kong. Nevertheless, it is still too early to accurately predict the impact on us and our third-party providers of this relaxation of control measures and whether it will prove enduring. Ultimately, the severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and the related control measures, which we are unable to accurately predict. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war…”.

Recent political and social developments in Hong Kong, along with the impact of the COVID-19 pandemic and related government control measures, are also adversely affecting our Hong Kong operations and led us in 2020 to cease sponsoring member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that these developments have negatively affected our operations and financial performance. Although we were able to sponsor a large in-person member event in Hong Kong in the fourth quarter of 2023, it is too early to predict whether these developments will continue to adversely affect our overall business, results of operations and financial condition. See “Item 1A. Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for each of fiscal 2023 and 2022 represented 42% of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	25.4	25.8
Gross profit	74.6	74.2
Operating expenses:
Commissions expense	41.9	42.2
Selling, general and administrative expenses	36.5	32.6
Total operating expenses	78.4	74.8
Loss from operations	(3.8)	(0.6)
Other income, net	5.5	1.8
Income before income taxes	1.7	1.2
Income tax provision	0.4	0.6
Net income	1.3%	0.6%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2023		2022
Americas[1]	$3,364	7.7%	$3,256	6.6%
Hong Kong[2]	34,898	79.4	38,436	78.2
China	1,235	2.8	2,017	4.1
Taiwan	2,181	5.0	2,493	5.1
South Korea	164	0.4	172	0.4
Japan	450	1.0	676	1.4
Malaysia and Singapore	275	0.6	393	0.8
Russia and Kazakhstan	480	1.1	559	1.1
Europe	733	1.7	891	1.8
India	144	0.3	241	0.5
Total	$43,924	100.0%	$49,134	100.0%

1 United States, Canada, Mexico and Peru.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

Net sales were $43.9 million for the year ended December 31, 2023 compared with $49.1 million a year ago, a decrease of $5.2 million, or 11%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $3.5 million, or 9%, over the prior year. The decrease in Hong Kong net sales was primarily due to the changes in deferred revenue in the two years. Deferred revenue increased $569,000 during 2023, but decreased $2.9 million during the prior year as promotional orders from December 2021 were fulfilled and recognized, resulting in a $3.5 million variance. As a result of tepid consumer sentiment in China during 2023, our order volume was down 3% compared with the prior year. The decrease in Hong Kong net sales was also due to the recognition of lower administrative fees in 2023 as compared to the prior year, as increased activity within member electronic wallet (eWallet) accounts resulted in less fees assessed during the current year. Outside of our Hong Kong business, net sales decreased $1.7 million, or 16%, over the prior year, with decreased year-over-year net sales in each other geographic market except the Americas. The decrease in net sales during 2023 resulted in a loss from operations for the year, as well as negative cash flows from operations. As of December 31, 2023, deferred revenue was $6.2 million, which primarily consisted of $4.4 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.8 million in auto ship advances.

Gross Profit

Gross profit was 74.6% of net sales for the year ended December 31, 2023 compared with 74.2% of net sales for the year ended December 31, 2022. Excluding the impact of decreased administrative fee revenue referred to above, the gross profit margin percentage in 2023 slightly improved over the prior year primarily due to lower logistics costs.

Commissions Expense

Commissions were 41.9% of net sales for the year ended December 31, 2023 compared with 42.2% of net sales for the year ended December 31, 2022. Excluding the impact of decreased administrative fee revenue referred to above, commissions as a percentage of net sales decreased slightly in 2023 as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.0 million for each of the years ended December 31, 2023 and 2022. Selling, general and administrative expenses as a percentage of net sales increased in the current year as compared to the prior year due to the decrease in net sales in the current year and the relatively inelastic nature of these expenses.

Other Income, Net

Other income increased to $2.4 million for the year ended December 31, 2023 as compared with $872,000 in the prior year. The increase in other income is primarily due to greater interest earned on our cash equivalents as compared to the prior year.

Income Taxes

An income tax provision of $177,000 was recognized for the year ended December 31, 2023 compared with $289,000 for the year ended December 31, 2022. The tax provision for 2022 primarily resulted from the impact of the global intangible low-taxed income (“GILTI”) inclusion offset by foreign tax credit attributes generated as a result of GILTI, as well as income tax expense from various foreign jurisdictions. Our effective tax rate for the year ended December 31, 2023 was lower than in the year ended December 31, 2022 primarily because our reduced income in foreign operations during the year ended December 31, 2023.

Liquidity and Capital Resources

At December 31, 2023, our cash and cash equivalents totaled $56.2 million. Total cash and cash equivalents decreased by $13.5 million from December 31, 2022 to December 31, 2023, primarily due to cash used in operating activities and dividends paid during 2023. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2023, we had $47.2 million in available-for-sale investments classified as cash equivalents. In addition, cash and cash equivalents included $3.7 million held in banks located in China subject to foreign currency controls.

As of December 31, 2023, the ratio of current assets to current liabilities was 3.21 to 1.00 and we had $44.2 million of working capital. Working capital as of December 31, 2023 decreased $12.9 million compared to our working capital as of December 31, 2022.

Cash used in operations was $4.3 million and $4.9 million during 2023 and 2022, respectively. Income tax paid during April 2023 and 2022 for the repatriation tax on the deemed repatriation of deferred foreign income was $3.0 million and $1.6 million, respectively. Disregarding these payments, cash used in operations improved $2.0 million in 2023 primarily due to an increase in interest earned on our cash equivalents, as well as less employee-related payouts compared to the prior year.

Cash used in investing activities totaled $46,000 and $143,000 during 2023 and 2022, respectively.

Cash used in financing activities during 2023 and 2022 consisted solely of quarterly dividend payments of $0.20 per common share, totaling an aggregate of $9.2 million and $9.1 million during 2023 and 2022, respectively. Subsequent to December 31, 2023, on February 5, 2024, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on March 1, 2024 to stockholders of record on February 20, 2024. We expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to our stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require that we acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2023, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under smaller reporting company disclosure rules.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Natural Health Trends Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Los Angeles, CA

February 28, 2024

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$56,178	$69,667
Inventories	4,293	4,525
Other current assets	3,758	3,359
Total current assets	64,229	77,551
Property and equipment, net	266	394
Operating lease right-of-use assets	3,319	3,992
Restricted cash	39	79
Deferred tax asset	369	195
Other assets	869	606
Total assets	$69,091	$82,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$990	$810
Income taxes payable	3,716	2,972
Accrued commissions	2,067	2,943
Other accrued expenses	1,170	1,181
Deferred revenue	6,166	5,597
Amounts held in eWallets	3,945	4,895
Operating lease liabilities	1,146	1,135
Other current liabilities	784	905
Total current liabilities	19,984	20,438
Income taxes payable	5,054	9,098
Deferred tax liability	135	141
Operating lease liabilities	2,318	2,989
Total liabilities	27,491	32,666
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2023 and 2022	13	13
Additional paid-in capital	84,695	86,102
Accumulated deficit	(17,703)	(9,056)
Accumulated other comprehensive loss	(1,069)	(1,004)
Treasury stock, at cost; 1,462,641 and 1,556,875 shares at December 31, 2023 and 2022, respectively	(24,336)	(25,904)
Total stockholders’ equity	41,600	50,151
Total liabilities and stockholders’ equity	$69,091	$82,817

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022
Net sales	$43,924	$49,134
Cost of sales	11,175	12,661
Gross profit	32,749	36,473
Operating expenses:
Commissions expense	18,414	20,747
Selling, general and administrative expenses	16,006	15,996
Total operating expenses	34,420	36,743
Loss from operations	(1,671)	(270)
Other income, net	2,416	872
Income before income taxes	745	602
Income tax provision	177	289
Net income	$568	$313
Net income per common share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Weighted-average number of common shares outstanding:
Basic	11,436	11,362
Diluted	11,456	11,423

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2023	2022
Net income	$568	$313
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(69)	(514)
Unrealized gains on available-for-sale securities	4	2
Comprehensive income (loss)	$503	$(199)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2021	—	$—	12,979,414	$13	$86,102	$(231)	$(492)	(1,556,875)	$(25,904)	$59,488
Net income	—	—	—	—	—	313	—	—	—	313
Dividends declared, $0.80/share	—	—	—	—	—	(9,138)	—	—	—	(9,138)
Foreign currency translation adjustments	—	—	—	—	—	—	(514)	—	—	(514)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	2	—	—	2
BALANCE, December 31, 2022	—	—	12,979,414	13	86,102	(9,056)	(1,004)	(1,556,875)	(25,904)	50,151
Net income	—	—	—	—	—	568	—	—	—	568
Reissuance of treasury shares	—	—	—	—	(1,629)	—	—	97,900	1,629	—
Restricted stock forfeiture	—	—	—	—	61	—	—	(3,666)	(61)	—
Share-based compensation	—	—	—	—	161	—	—	—	—	161
Dividends declared, $0.80/share	—	—	—	—	—	(9,215)	—	—	—	(9,215)
Foreign currency translation adjustments	—	—	—	—	—	—	(69)	—	—	(69)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	4	—	—	4
BALANCE, December 31, 2023	—	$—	12,979,414	$13	$84,695	$(17,703)	$(1,069)	(1,462,641)	$(24,336)	$41,600

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$568	$313
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	164	204
Share-based compensation	161	—
Noncash lease expense	1,109	1,172
Deferred income taxes	(178)	90
Changes in assets and liabilities:
Inventories	228	680
Other current assets	(452)	992
Other assets	(270)	(67)
Accounts payable	181	52
Income taxes payable	(3,299)	(1,404)
Accrued commissions	(866)	(654)
Other accrued expenses	(4)	(732)
Deferred revenue	565	(2,901)
Amounts held in eWallets	(947)	(1,432)
Operating lease liabilities	(1,119)	(1,220)
Other current liabilities	(119)	55
Net cash used in operating activities	(4,278)	(4,852)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46)	(143)
Net cash used in investing activities	(46)	(143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(9,215)	(9,138)
Net cash used in financing activities	(9,215)	(9,138)
Effect of exchange rates on cash, cash equivalents and restricted cash	10	(486)
Net decrease in cash, cash equivalents and restricted cash	(13,529)	(14,619)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	69,746	84,365
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$56,217	$69,746
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$3,529	$1,662
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$147	$2,234

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

Cash and Cash Equivalents

Cash and cash equivalents include the Company’s investments in money market funds, government and municipal debt securities, and corporate debt securities. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Debt securities classified as cash equivalents are required to be accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2023 should be classified as available-for-sale and carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

The Company includes credit card receivables due from certain of its credit card processors in its cash and cash equivalents as the cash proceeds are received within two to five days.

The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of December 31, 2023, there was $890,000 in bank accounts located in Hong Kong in excess of insured limits. As of December 31, 2023, cash and cash equivalents included $3.7 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 5 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment, office software and capitalized internal-use software development costs and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are included in the statement of operations as selling, general and administrative expenses. Such expense totaled $164,000 and $204,000 during 2023 and 2022, respectively.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain intercompany balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $292,000 and $272,000 was recognized during 2023 and 2022, respectively.

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

The Company’s Premium Noni Juice and Triotein™ products each account for at least 10% of the Company’s total revenue as well as the Company's line of probiotic products comprised of Enhanced Essential Probiotics and Biotic Trio. The Company currently sources each of these products from a single supplier. If demand decreases significantly, government regulation restricts their sale, the Company is unable to adequately source or deliver the products, or the Company ceases offering the products for any reason without suitable replacements, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

Recent Accounting Pronouncements

In  June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis and added Topic 326 to the FASB Accounting Standards Codification (“ASC”). In  November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments to ASU 2019-11 clarify, correct and make improvements to Topic 326. ASU 2016-13 as well as the updates in ASU 2019-11 were effective for interim and annual periods beginning after  December 15, 2022. The adoption of this standard did not have a material impact on the Company's financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 will be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance, but does not expect adoption to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 will be applied on a prospective basis and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance on its consolidated financial statements.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 4% of sales. Sales returns were 1% of sales for each of 2023 and 2022.  No material changes in estimates have been recognized during the periods presented. See Note 4 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of  December 31, 2023 and 2022, the Company had $4.4 million and $3.8 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The increase in contract liabilities from December 31, 2022 to December 31, 2023 is primarily due to $4.4 million of cash received for unshipped product orders and unredeemed product vouchers during the year ended December 31, 2023 offset by $3.8 million of revenue recognized during the year ended December 31, 2023 that was included in contract liabilities at December 31, 2022. As of December 31, 2021, the Company had contract liabilities totaling $6.5 million which was recognized as revenue during 2022. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

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

3.     NET INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share
Basic net income per common share:
Net income available to common stockholders	$568	11,436	$0.05	$313	11,362	$0.03
Effect of dilutive securities:
Non-vested restricted stock	—	20		—	61
Diluted net income per common share:
Net income available to common stockholders plus assumed dilution	$568	11,456	$0.05	$313	11,423	$0.03

4.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents:
Cash	$8,971	$12,834
Cash equivalents	47,207	56,833
	56,178	69,667
Restricted cash	39	79
	$56,217	$69,746

Inventories:
Finished goods	$3,473	$3,653
Raw materials	855	890
Reserve for obsolescence	(35)	(18)
	$4,293	$4,525
Property and equipment:
Office equipment	$456	$462
Office software	979	986
Machinery	—	20
Furniture and fixtures	243	249
Leasehold improvements	760	981
Construction in progress	40	30
Property and equipment, at cost	2,478	2,728
Accumulated depreciation and amortization	(2,212)	(2,334)
	$266	$394
Other accrued expenses:
Sales returns	$81	$70
Employee-related expense	668	737
Warehousing, inventory-related and other	421	374
	$1,170	$1,181
Deferred revenue:
Unshipped product and unredeemed product vouchers	$4,417	$3,822
Auto ship advances	1,749	1,775
	$6,166	$5,597

5.     FAIR VALUE MEASUREMENTS

Investments by category included in cash equivalents at the end of each period were as follows (in thousands):

		December 31, 2023			December 31, 2022
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Gains (Losses)	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$213	$—	$213	$2,143	$—	$2,143
Government and municipal debt securities	Level 2	1,426	1	1,427	6,759	—	6,759
Corporate debt securities	Level 2	45,580	(13)	45,567	47,947	(16)	47,931
Total investments		$47,219	$(12)	$47,207	$56,849	$(16)	$56,833

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

6.     LEASES

The Company leases 7,300 square feet of corporate office space in Hong Kong with a term expiring in June 2026, and 4,900 square feet of corporate office space in Rolling Hills Estates, California with a term expiring in September 2030. To help further develop the market for its products in North America, the Company leases 1,600 square feet of retail space in each of Rowland Heights, California and Richmond, British Columbia, and 2,000 square feet of retail space in Metuchen, New Jersey. The Rowland Heights, Richmond and Metuchen locations have terms expiring in November 2025, February 2027, and December 2028, respectively.

The Company leases seven branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia, Thailand, India, and the Cayman Islands. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third-party logistics contracts contain a lease, as the Company does not have the right to access the warehouses or move its inventories at will.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating leases	$1,298	$1,286
Short-term leases	150	161
Total lease cost	$1,448	$1,447

Cash paid for amounts included in the measurement of operating leases liabilities was $1.3 million for each of 2023 and 2022.

The weighted-average remaining lease term and discount rate related to operating leases as of December 31, 2023 were as follows:

Weighted-average remaining lease term (in years)	4.2
Weighted-average discount rate	4.5%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$1,182
2025	1,039
2026	580
2027	299
2028	304
Thereafter	375
Total lease payments	$3,779
Less: imputed interest	(315)
Present value of lease liabilities	$3,464

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

7.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(1,182)	$(982)
Foreign	1,927	1,584
Income before income taxes	$745	$602

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current taxes:
Federal	$73	$(16)
State	13	9
Foreign	269	195
Total current taxes	355	188

Deferred taxes:
Federal	(4)	58
State	(5)	4
Foreign	(169)	39
Total deferred taxes	(178)	101
Income tax provision	$177	$289

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Income tax at federal statutory rate	$156	$126
Effect of permanent differences	195	154
U.S. foreign income inclusions	90	89
Change in valuation allowance	67	(68)
Foreign rate differential	(334)	(41)
Restricted stock shortfall	—	22
Other reconciling items	3	7
Income tax provision	$177	$289

Income before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2023	2022
Cayman Islands	—%	$2,005	$1,104
Hong Kong	16.5%	665	1,105
China	25.0%	48	143

Deferred income taxes consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$600	$411
Operating lease liabilities	384	451
Other	83	70
Total deferred tax assets	1,067	932
Valuation allowance	(302)	(235)
Net deferred tax assets	765	697
Deferred tax liabilities:
Operating lease assets	(356)	(419)
Foreign deferreds	(135)	(141)
Prepaids	(35)	(83)
Other	(5)	—
Total deferred tax liabilities	(531)	(643)
Net deferred tax assets	$234	$54

The effective income tax rate for the year ended December 31, 2023 includes estimates for foreign income inclusions such as global intangible low-taxed income (“GILTI”) and Subpart F income. The effect of permanent differences in 2023 and 2022 is mainly due to compensation-related limitations under Internal Revenue Code Section 162(m). As of December 31, 2023, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of December 31, 2023, the Company has a valuation allowance against deferred taxes in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of December 31, 2023, the Company has zero U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $446,000 that begin expiring in 2038. At December 31, 2023, the Company has foreign net operating loss carryforwards of approximately $2.3 million in various jurisdictions with various expirations.

As of December 31, 2023, income taxes payable for the repatriation tax on the deemed repatriation of deferred foreign income required the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government, totaled $9.0 million, of which $5.1 million is reflected as a noncurrent liability.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of December 31, 2023, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of December 31, 2023 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2023.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey, Texas and various foreign jurisdictions. The Company is no longer subject to state income tax examinations for years prior to 2018. The Company is not aware of any jurisdictions that are currently examining any income tax returns of the Company.

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

9.     STOCK-BASED INCENTIVE PLANS

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At December 31, 2023, 1,125,349 shares remained available for issuance under the 2016 Plan.

On February 6, 2023, the Company granted 97,900 shares of restricted common stock to certain of its employees. The shares vest in equal parts on a quarterly basis over the next three years and are subject to forfeiture in the event of an employee's termination of service to the Company under specified circumstances.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2021	186,245	$7.08
Vested	(186,245)	$7.08
Nonvested at December 31, 2022	—	$—
Granted	97,900	$4.84
Vested	(31,914)	$4.84
Forfeited	(3,666)	$4.84
Nonvested at December 31, 2023	62,320	$4.84

Share-based compensation expense of $161,000 was recognized during 2023. As of December 31, 2023, total unrecognized share-based compensation expense related to non-vested restricted stock was $295,000, which is expected to be recognized over a weighted-average period of 1.1 years.

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

Also on  March 15, 2021, awards for 223,307 phantom shares were granted to the Company’s employees and its non-employee directors.  The phantom shares vested in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. Both of these vesting conditions were deemed satisfied on the grant date for the initial vesting increment, and were satisfied for each of the following three vesting periods in 2021 and the first vesting period in 2022. The time-based vesting condition was also satisfied for the final three vesting periods in 2022. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must have remained continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each performance period, the performance criteria designated by the Compensation Committee must have been satisfied. The initial performance vesting condition to be applied to measure performance for the period between  March 15, 2021 and  June 15, 2021 was designated by the Compensation Committee on or before  April 14, 2021, and applied to all future performance periods unless the Compensation Committee elected to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition must have been made on or before the fifteenth day of any future performance period. If either vesting condition was not satisfied for a vesting date, then the phantom shares scheduled to vest on such date would be forfeited. These phantom shares were subject to a maximum payment value of $12.00 per phantom share. An additional award with similar vesting conditions for 9,074 phantom shares was granted on  May 14, 2021 to the Company's new non-employee director, while unvested 9,074 phantom shares granted to the Company's departing non-employee director were forfeited on or about the same date. On each of May 23, 2022, August 31, 2022, and November 25, 2022 the Compensation Committee determined to amend the outstanding awards to provide that the performance criteria shall be deemed satisfied for the three-month performance periods relating to the  June 15, 2022, September 15, 2022 and December 15, 2022 vesting dates, respectively. In making its determination, the Compensation Committee noted that the fact that the performance criteria were not achieved for the relevant performance periods was due to extraordinary business circumstances in China that were clearly beyond the Company’s control. Of the phantom shares awarded in 2021, 223,307 phantom shares vested, no shares remain unvested, and 9,074 shares were forfeited as of the year ended December 31, 2022.

On  February 7, 2023, the Company granted 212,937 phantom shares to certain of the Company’s employees and its non-employee directors. The phantom shares vest in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. Both of these vesting conditions were deemed satisfied on the grant date for the initial vesting increment. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must remain continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each performance period, the performance criteria designated by the Compensation Committee must be satisfied. The initial performance vesting condition will be designated by the Compensation Committee and will apply to all future performance periods, unless the Compensation Committee elects to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition must be made on or before the fifteenth day of any future performance period. If either vesting condition is not satisfied for a vesting date, then the phantom shares scheduled to vest on such date will be forfeited. These phantom shares are subject to a maximum payment value of $12.00 per phantom share. Of the phantom shares awarded in 2023, 106,468 phantom shares vested and 106,469 remain unvested as of and for the year ended December 31, 2023.

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

As a result of phantom shares, the Company recognized compensation expense related to the cash settlement of such shares of $551,000 and $575,000 during each of 2023 and 2022, respectively.

10.     STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each quarter of 2023 and 2022, totaling an aggregate of $9.2 million and $9.1 million during 2023 and 2022, respectively. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2023, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for 2023 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2022	$(988)	$(16)	$(1,004)
Other comprehensive income (loss)	(69)	4	(65)
Balance, December 31, 2023	$(1,057)	$(12)	$(1,069)

11.     RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Brunde E. Broady, also a former director of the Company and daughter of Mr. Broady, is the President and Chief Executive Officer of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $46,000 and $51,000 during 2023 and 2022, respectively, under this agreement.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

12.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the month following the date of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2023 and 2022, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $75,000 and $71,000 for 2023 and 2022, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net sales:
Primary Reporting Segment	$42,209	$46,558
China	1,235	2,017
Russia and Kazakhstan	480	559
Total net sales	$43,924	$49,134

Income (loss) from operations:
Primary Reporting Segment	$7,067	$7,783
China	(534)	139
Russia and Kazakhstan	(134)	(166)
Income from operations for reportable segments, net	6,399	7,756
Unallocated corporate expenses	(8,070)	(8,026)
Other income, net	2,416	872
Income before income taxes	$745	$602

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net sales from external customers:
United States	$1,157	$1,175
Canada	710	664
Peru	1,497	1,417
Hong Kong[1]	34,898	38,436
China	1,235	2,017
Taiwan	2,181	2,493
Japan	450	676
Russia and Kazakhstan	480	559
Europe	733	891
Other foreign countries	583	806
Total net sales	$43,924	$49,134

1 Substantially all of the Company's Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net sales by product and service:
Product sales	$42,108	$44,159
Administrative fees, freight and other	2,014	5,193
Less: sales returns	(198)	(218)
Total net sales	$43,924	$49,134

Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31,
	2023	2022
Long-lived assets:
United States	$121	$186
Hong Kong	54	111
China	77	78
Other foreign countries	14	19
Total long-lived assets	$266	$394

14.     SUBSEQUENT EVENT

On February 5, 2024, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on March 1, 2024 to stockholders of record on February 20, 2024. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2023 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023.

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

21.1	Subsidiaries of Natural Health Trends Corp. (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97.1	Natural Health Trends Corp. Compensation Recovery Policy dated October 2, 2023 (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: February 28, 2024	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	February 28, 2024
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	February 28, 2024
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	February 28, 2024
Randall A. Mason

/s/ Yiu T. Chan	Director	February 28, 2024
Yiu T. Chan

/s/ Ching C. Wong	Director	February 28, 2024
Ching C. Wong