Form 10-Q
period 2024-06-30
NATURAL HEALTH TRENDS CORP
filed 2024-07-31
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

At July 26, 2024, the number of shares outstanding of the registrant’s common stock was 11,516,773 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

June 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,577	$56,178
Marketable securities	33,087	—
Inventories	4,250	4,293
Other current assets	3,984	3,758
Total current assets	56,898	64,229
Property and equipment, net	225	266
Operating lease right-of-use assets	3,031	3,319
Restricted cash	36	39
Deferred tax asset	345	369
Other assets	956	869
Total assets	$61,491	$69,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$653	$990
Income taxes payable	4,953	3,716
Accrued commissions	2,150	2,067
Other accrued expenses	1,300	1,170
Deferred revenue	7,587	6,166
Amounts held in eWallets	3,603	3,945
Operating lease liabilities	1,210	1,146
Other current liabilities	673	784
Total current liabilities	22,129	19,984
Income taxes payable	—	5,054
Deferred tax liability	135	135
Operating lease liabilities	1,977	2,318
Total liabilities	24,241	27,491
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at June 30, 2024 and December 31, 2023	13	13
Additional paid-in capital	84,770	84,695
Accumulated deficit	(21,948)	(17,703)
Accumulated other comprehensive loss	(1,249)	(1,069)
Treasury stock, at cost; 1,462,641 shares at June 30, 2024 and December 31, 2023	(24,336)	(24,336)
Total stockholders’ equity	37,250	41,600
Total liabilities and stockholders’ equity	$61,491	$69,091

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$10,475	$10,511	$21,426	$22,372
Cost of sales	2,699	2,666	5,611	5,697
Gross profit	7,776	7,845	15,815	16,675
Operating expenses:
Commissions expense	4,203	4,508	8,689	9,500
Selling, general and administrative expenses	3,811	4,080	7,729	8,312
Total operating expenses	8,014	8,588	16,418	17,812
Loss from operations	(238)	(743)	(603)	(1,137)
Other income, net	519	442	1,082	1,123
Income (loss) before income taxes	281	(301)	479	(14)
Income tax provision (benefit)	108	(82)	118	(52)
Net income (loss)	$173	$(219)	$361	$38
Net income (loss) per common share:
Basic	$0.02	$(0.02)	$0.03	$0.00
Diluted	$0.02	$(0.02)	$0.03	$0.00
Weighted average common shares outstanding:
Basic	11,464	11,432	11,460	11,428
Diluted	11,483	11,432	11,481	11,439

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$173	$(219)	$361	$38
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(36)	(152)	(150)	(249)
Unrealized gains (losses) on available-for-sale securities	8	11	(30)	8
Comprehensive income (loss)	$145	$(360)	$181	$(203)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Six months ended June 30, 2024

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

BALANCE, December 31, 2023	—	$—	12,979,414	$13	$84,695	$(17,703)	$(1,069)	(1,462,641)	$(24,336)	$41,600
Net income	—	—	—	—	—	188	—	—	—	188
Share-based compensation	—	—	—	—	37	—	—	—	—	37
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(114)	—	—	(114)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(38)	—	—	(38)
BALANCE, March 31, 2024	—	—	12,979,414	13	84,732	(19,818)	(1,221)	(1,462,641)	(24,336)	39,370
Net income	—	—	—	—	—	173	—	—	—	173
Share-based compensation	—	—	—	—	38	—	—	—	—	38
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(36)	—	—	(36)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	8	—	—	8
BALANCE, June 30, 2024	—	$—	12,979,414	$13	$84,770	$(21,948)	$(1,249)	(1,462,641)	$(24,336)	$37,250

Six months ended June 30, 2023

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2022	—	$—	12,979,414	$13	$86,102	$(9,056)	$(1,004)	(1,556,875)	$(25,904)	$50,151
Net income	—	—	—	—	—	257	—	—	—	257
Reissuance of treasury shares	—	—	—	—	(1,629)	—	—	97,900	1,629	—
Share-based compensation	—	—	—	—	46	—	—	—	—	46
Dividends declared, $0.20/share	—	—	—	—	—	(2,304)	—	—	—	(2,304)
Foreign currency translation adjustments	—	—	—	—	—	—	(97)	—	—	(97)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(3)	—	—	(3)
BALANCE, March 31, 2023	—	—	12,979,414	13	84,519	(11,103)	(1,104)	(1,458,975)	(24,275)	48,050
Net loss	—	—	—	—	—	(219)	—	—	—	(219)
Share-based compensation	—	—	—	—	39	—	—	—	—	39
Dividends declared, $0.20/share	—	—	—	—	—	(2,304)	—			(2,304)
Foreign currency translation adjustments	—	—	—	—	—	—	(152)	—	—	(152)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	11	—	—	11
BALANCE, June 30, 2023	—	$—	12,979,414	$13	$84,558	$(13,626)	$(1,245)	(1,458,975)	$(24,275)	$45,425

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361	$38
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	69	91
Net accretion of marketable securities	(215)	—
Share-based compensation	75	85
Noncash lease expense	545	564
Deferred income taxes	16	(82)
Changes in assets and liabilities:
Inventories	6	(228)
Other current assets	(294)	(362)
Other assets	(101)	(52)
Accounts payable	(335)	(82)
Income taxes payable	(3,817)	(3,076)
Accrued commissions	106	(374)
Other accrued expenses	136	68
Deferred revenue	1,432	1,270
Amounts held in eWallets	(339)	(541)
Operating lease liabilities	(560)	(595)
Other current liabilities	(104)	(64)
Net cash used in operating activities	(3,019)	(3,340)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30)	(14)
Purchases of marketable securities	(36,164)	—
Proceeds from maturities of marketable securities	3,307	—
Net cash used in investing activities	(32,887)	(14)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,606)	(4,608)
Net cash used in financing activities	(4,606)	(4,608)
Effect of exchange rates on cash, cash equivalents and restricted cash	(92)	(179)
Net decrease in cash, cash equivalents and restricted cash	(40,604)	(8,141)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	56,217	69,746
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$15,613	$61,605
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$196	$(125)

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

Cash and Cash Equivalents

The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of June 30, 2024, there was $1.5 million in bank accounts located in Hong Kong in excess of insured limits. As of June 30, 2024, cash and cash equivalents included $3.5 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 4 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

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

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2024			2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$173	11,464	$0.02	$(219)	11,432	$(0.02)
Effect of dilutive securities:
Non-vested restricted stock	—	19		—	—
Diluted net income per common share:
Net income (loss) available to common stockholders plus assumed dilution	$173	11,483	$0.02	$(219)	11,432	$(0.02)

	Six Months Ended June 30,
	2024			2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$361	11,460	$0.03	$38	11,428	$0.00
Effect of dilutive securities:
Non-vested restricted stock	—	21		—	11
Diluted net income per common share:
Net income available to common stockholders plus assumed dilution	$361	11,481	$0.03	$38	11,439	$0.00

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 4% of sales.  Sales returns were 1% of sales for each of the six months ended June 30, 2024 and 2023.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of June 30, 2024 and December 31, 2023, the Company had $5.9 million and $4.4 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The increase in contract liabilities from  December 31, 2023 to June 30, 2024 is primarily due to $5.3 million of cash received for unshipped product orders and unredeemed product vouchers during the six months ended June 30, 2024 offset by $3.8 million of revenue recognized during the period that was included in contract liabilities at  December 31, 2023. As of  December 31, 2022, the Company had contract liabilities totaling $3.8 million of which $3.4 million was recognized as revenue during the six months ended June 30, 2023. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales	$10,218	$10,154	$20,849	$21,202
Administrative fees, freight and other	318	410	719	1,255
Less: sales returns	(61)	(53)	(142)	(85)
Total net sales	$10,475	$10,511	$21,426	$22,372

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and six months ended June 30, 2024 and 2023. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash:
Cash	$8,994	$8,971
Cash equivalents	6,583	47,207
	15,577	56,178
Restricted cash	36	39
	$15,613	$56,217
Inventories:
Finished goods	$3,582	$3,473
Raw materials	719	855
Reserve for obsolescence	(51)	(35)
	$4,250	$4,293
Other accrued expenses:
Sales returns	$91	$81
Employee-related expense	645	668
Warehousing, inventory-related and other	564	421
	$1,300	$1,170
Deferred revenue:
Unshipped product and unredeemed product vouchers	$5,915	$4,417
Auto ship advances	1,672	1,749
	$7,587	$6,166

4. FAIR VALUE MEASUREMENTS

As of June 30, 2024, cash and cash equivalents and marketable securities include the Company’s investments in money market funds, municipal debt securities, and corporate debt securities. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities are required to be accounted for in accordance with the FASB ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2024 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income (expense). Realized gains and losses, as well as interest income, are also included in other income (expense). The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents and marketable securities at the end of each period were as follows (in thousands):

		June 30, 2024			December 31, 2023
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains (Losses)	Fair Value
Money market funds	Level 1	$2,131	$—	$2,131	$213	$—	$213
Municipal debt securities	Level 2	14,828	(4)	14,824	1,426	1	1,427
Corporate debt securities	Level 2	22,753	(38)	22,715	45,580	(13)	45,567
Total investments		$39,712	$(42)	$39,670	$47,219	$(12)	$47,207

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

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating leases	$319	$321	$644	$651
Short-term leases	36	39	72	76
Total lease cost	$355	$360	$716	$727

Cash paid for amounts included in the measurement of operating leases liabilities was $307,000 and $331,000 for the three months ended  June 30, 2024 and 2023, respectively, and $627,000 and $676,000 for the six months ended June 30, 2024 and 2023, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of June 30, 2024 were as follows:

Weighted-average remaining lease term (in years)	3.8
Weighted-average discount rate	4.3%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Remainder of 2024	$636
2025	1,144
2026	675
2027	310
2028	304
Thereafter	375
Total lease payments	3,444
Less: imputed interest	(257)
Present value of lease liabilities	$3,187

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

6. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2024 includes estimates for foreign income inclusions such as global intangible low-taxed income (“GILTI”) and Subpart F income. As of June 30, 2024, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of June 30, 2024, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of June 30, 2024, the Company has zero U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $446,000 that begin expiring in 2038. At June 30, 2024, the Company has foreign net operating loss carryforwards of approximately $2.3 million in various jurisdictions with various expirations.

As of June 30, 2024, income taxes payable for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government, totaled $5.1 million, which is payable in April 2025.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings not deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of June 30, 2024, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of June 30, 2024 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2024.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

At the Company’s annual meeting of stockholders held on April 7, 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At June 30, 2024, 1,125,349 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2023	62,320	$4.84
Vested	(15,590)	$4.84
Nonvested at June 30, 2024	46,730	$4.84

Share-based compensation expense of $38,000 and $39,000 was recognized during the three months ended June 30, 2024 and 2023, respectively, and $75,000 and $85,000 was recognized during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock was $220,000, which is expected to be recognized over a weighted-average period of 0.9 years.

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

On February 7, 2023, the Company granted 212,937 phantom shares to certain of the Company’s employees and its non-employee directors. The phantom shares vest in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. Both of these vesting conditions were deemed satisfied on the grant date for the initial vesting increment. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must remain continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each performance period, the performance criteria designated by the Compensation Committee must be satisfied. The initial performance vesting condition will be designated by the Compensation Committee and will apply to all future performance periods, unless the Compensation Committee elects to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition must be made on or before the fifteenth day of any future performance period. If either vesting condition is not satisfied for a vesting date, then the phantom shares scheduled to vest on such date will be forfeited. These phantom shares are subject to a maximum payment value of $12.00 per phantom share. Of the phantom shares awarded in 2023, 133,085 phantom shares vested, 53,235 remain unvested, and 26,617 were forfeited as of June 30, 2024.

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

As a result of the vesting of phantom shares, the Company recognized compensation expense related to the cash settlement of such shares of $181,000 and $133,000 during the during the three months ended June 30, 2024 and 2023, respectively, and $181,000 and $260,000 during the six months ended June 30, 2024 and 2023, respectively.

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each of the first two quarters of 2024 and 2023, totaling $4.6 million in each six month period. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of June 30, 2024, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first six months of 2024 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2023	$(1,057)	$(12)	$(1,069)
Other comprehensive loss	(150)	(30)	(180)
Balance, June 30, 2024	$(1,207)	$(42)	$(1,249)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Brunde E. Broady, also a former director of the Company and daughter of Mr. Broady, is the President and Chief Executive Officer of BHS. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $10,000 and $11,000 during the three months ended June 30, 2024 and 2023, respectively, and $19,000 and $22,000 during the six months ended June 30, 2024 and 2023, respectively, under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Primary Reporting Segment	$10,023	$10,139	$20,489	$21,470
China	336	247	720	663
Russia and Kazakhstan	116	125	217	239
Total net sales	$10,475	$10,511	$21,426	$22,372

Income (loss) from operations:
Primary Reporting Segment	$1,710	$1,501	$3,336	$3,328
China	(76)	(243)	(170)	(263)
Russia and Kazakhstan	(17)	(26)	(57)	(84)
Income from operations for reportable segments, net	1,617	1,232	3,109	2,981
Unallocated corporate expenses	(1,855)	(1,975)	(3,712)	(4,118)
Other income, net	519	442	1,082	1,123
Income (loss) before income taxes	$281	$(301)	$479	$(14)

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales from external customers:
United States	$263	$272	$525	$551
Canada	142	157	253	327
Peru	284	483	504	810
Hong Kong[1]	8,468	8,306	17,642	17,979
China	336	247	720	663
Taiwan	486	454	823	908
Japan	55	107	121	189
Malaysia and Singapore	66	68	119	153
Russia and Kazakhstan	116	125	217	239
Europe	157	199	309	385
Other foreign countries	102	93	193	168
Total net sales	$10,475	$10,511	$21,426	$22,372

1 Substantially all of the Company's Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

12. SUBSEQUENT EVENT

On July 29, 2024, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on August 23, 2024 to stockholders of record on August 13, 2024. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of June 30, 2024, we were conducting business through 31,110 active members, compared to 32,410 at December 31, 2023 and 36,730 at June 30, 2023. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 93% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 81% of net sales in the latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, inflation rates, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our business for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and more specifically under the captions “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...”, and “Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

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

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2023 generated approximately 79% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. Over the course of the pandemic, we took steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. In late 2022, the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures, although the cumulative effect of the disruptions associated with the pandemic materially negatively impacted our financial results from 2020 through 2022. This less restrictive business environment in China and Hong Kong continued throughout 2023 and the first six months of 2024, and we have been able to sponsor a number of in-person member events in China, Hong Kong and/or Macau during each quarter since the first quarter of 2023. We are planning more such events and are hopeful that we will continue to normalize operations in China and Hong Kong. Nevertheless, it is still too early to accurately predict the impact on us and our third-party providers of this relaxation of control measures and whether it will prove enduring. Ultimately, the severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and the related control measures, which we are unable to accurately predict. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war…” in our most recent Annual Report on Form 10-K.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first six months of 2024 and 2023, represented 41% and 43% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.8	25.4	26.2	25.5
Gross profit	74.2	74.6	73.8	74.5
Operating expenses:
Commissions expense	40.1	42.9	40.5	42.5
Selling, general and administrative expenses	36.4	38.8	36.1	37.1
Total operating expenses	76.5	81.7	76.6	79.6
Loss from operations	(2.3)	(7.1)	(2.8)	(5.1)
Other income, net	5.0	4.2	5.0	5.0
Income (loss) before income taxes	2.7	(2.9)	2.2	(0.1)
Income tax provision (benefit)	1.0	(0.8)	0.5	(0.3)
Net income (loss)	1.7%	(2.1)%	1.7%	0.2%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Americas[1]	$689	6.6%	$912	8.7%	$1,282	6.0%	$1,688	7.5%
Hong Kong[2]	8,468	80.9	8,306	79.0	17,642	82.3	17,979	80.4
China	336	3.2	247	2.4	720	3.4	663	3.0
Taiwan	486	4.6	454	4.3	823	3.8	908	4.1
South Korea	48	0.5	38	0.4	91	0.4	90	0.4
Japan	55	0.5	107	1.0	121	0.6	189	0.8
Malaysia and Singapore	66	0.6	68	0.6	119	0.6	153	0.7
Russia and Kazakhstan	116	1.1	125	1.2	217	1.0	239	1.1
Europe	157	1.5	199	1.9	309	1.4	385	1.7
India	54	0.5	55	0.5	102	0.5	78	0.3
Total	$10,475	100.0%	$10,511	100.0%	$21,426	100.0%	$22,372	100.0%

1 United States, Canada, Mexico and Peru

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $10.5 million for each of the three-month periods ended June 30, 2024 and 2023. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, increased $162,000, or 2%, over the comparable period a year ago. The relatively modest increase in Hong Kong net sales was primarily due to timing differences in the two quarters associated with our promotion of sales incentives and subsequent receipt of related orders. Hong Kong net sales were adversely impacted by the recognition of lower administrative fees in the current-year quarter, as compared to the prior-year quarter, as increased activity within member electronic wallet (eWallet) accounts resulted in less fees assessed during the current-year quarter. Outside of our Hong Kong business, net sales decreased $198,000, or 9%, over the comparable three-month period a year ago, primarily due to the decreased quarter-over-quarter net sales in our Peruvian business.

Net sales were $21.4 million for the six months ended June 30, 2024 compared with $22.4 million for the comparable period a year ago, a decrease of $946,000, or 4%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $337,000, or 2%, over the comparable period a year ago. The relatively modest decrease in Hong Kong net sales was primarily due to timing differences in the year-over-year periods associated with our promotion of sales incentives and subsequent receipt of related orders. Hong Kong net sales were also adversely affected by the recognition of lower administrative fees in the current-year period, as compared to the prior-year period last year, as increased activity within member electronic wallet (eWallet) accounts resulted in less fees assessed during the current-year period. Outside of our Hong Kong business, net sales decreased $609,000, or 14%, over the comparable six-month period a year ago, primarily due to the decreased period-over-period net sales in our Peruvian business. As of June 30, 2024, deferred revenue was $7.6 million, which consisted of $5.9 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.7 million in auto ship advances.

Gross Profit

Gross profit was 74.2% of net sales for the three months ended June 30, 2024 compared with 74.6% of net sales for the three months ended June 30, 2023. Gross profit was 73.8% of net sales for the six months ended June 30, 2024 compared with 74.5% of net sales for the six months ended June 30, 2023. Excluding the impact of decreased administrative fee revenue referred to above, the decline in gross profit margin for both the three and six-month periods ended June 30, 2024 was primarily attributable to higher costs related to our Premium Noni Juice product.

Commissions Expense

Commissions were 40.1% of net sales for the three months ended June 30, 2024 compared with 42.9% of net sales for the three months ended June 30, 2023. Commissions were 40.5% of net sales for the six months ended June 30, 2024 compared with 42.5% of net sales for the six months ended June 30, 2023. Excluding the impact of decreased administrative fee revenue referred to above, the decline in commissions as a percentage of net sales during both the three and six-month periods ended June 30, 2024 was primarily due to lower weekly commissions earned outside of our Hong Kong business, as well as lower supplemental commissions recognized during the three-month period ended June 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined slightly to $3.8 million for the three-month period ended June 30, 2024, as compared to $4.1 million in the same period a year ago. Selling, general and administrative expenses decreased to $7.7 million for the six-month period ended June 30, 2024, as compared to $8.3 million in the same period a year ago. The decrease for the six-month period was primarily due to lower employee-related costs and professional fees. Selling, general and administrative expenses as a percentage of net sales for both the three- and six-month periods ended June 30, 2024 were modestly lower than the same periods a year ago.

Other Income, Net

Other income was $519,000 for the three months ended June 30, 2024 compared with $442,000 in the same period a year ago. Other income was $1.1 million for each of the six-month periods ended June 30, 2024 and 2023. The increase for the three months ended June 30, 2024 was primarily due to less foreign currency expense recognized on intercompany balances pertaining to the Hong Kong dollar than during the second quarter last year, partially offset by less interest income earned during the second quarter this year.

Income Taxes

An income tax provision of $108,000 and and income tax benefit of $82,000 were recognized during the three months ended June 30, 2024 and 2023, respectively. An income tax provision of $118,000 and an income tax benefit of $52,000 were recognized during the six months ended June 30, 2024 and 2023, respectively. The tax provision during each of the three- and six-month periods ended June 30, 2024 and 2023 primarily resulted from foreign income inclusions, such as global intangible low-taxed income (“GILTI”) and Subpart F income, tax benefits in foreign jurisdictions and year-to-date consolidated income through June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

At June 30, 2024, our cash, cash equivalents and marketable securities totaled $48.7 million. Total cash, cash equivalents and marketable securities decreased by $7.5 million from December 31, 2023 to June 30, 2024 due to the dividends paid during the first six months of 2024 and the payment of the repatriation tax on the deemed repatriation of deferred foreign income as required by the U.S. Tax Cuts and Jobs Act. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2024, we had $39.7 million in available-for-sale investments classified as either cash equivalents and marketable securities. In addition, cash and cash equivalents included $3.5 million held in banks located within China subject to foreign currency controls.

As of June 30, 2024, the ratio of current assets to current liabilities was 2.6 to 1.0 and we had $34.8 million of working capital. Working capital as of June 30, 2024 decreased $9.5 million compared to our working capital as of December 31, 2023.

Cash used in operations was $3.0 million for the first six months of 2024 compared with $3.3 million for the first six months of 2023. Income tax paid during April 2024 and 2023 for the repatriation tax on the deemed repatriation of deferred foreign income was $4.0 million and $3.0 million, respectively. Disregarding these payments, cash flows from operations improved $1.3 million primarily due to improved management of operating costs during the first six months of 2024 as compared to the same period last year, as well as a timing difference related to weekly commission outflows.

Cash flows used in investing activities totaled $32.9 million and $14,000 during the first six months of 2024 and 2023, respectively. During the first six months of 2024, we purchased $36.2 million in marketable securities with original maturities greater than three months, and as such, reflect these purchases as an investing activity. These purchases of marketable securities were offset by $3.3 million of proceeds received from maturities of marketable securities.

Cash flows used in financing activities during the first six months of 2024 and 2023 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $4.6 million in each period. Subsequent to June 30, 2024, on July 29, 2024, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on August 23, 2024 to stockholders of record on August 13, 2024. We expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

On January 12, 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved on July 28, 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of June 30, 2024, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Natural Health Trends Corp. dated March 21, 2005, as well as Certificate of Amendment to the Certificate of Incorporation dated May 15, 2020, and Certificate of Amendment to the Certificate of Incorporation dated May 14, 2024.
+10.1	Waiver (Summary) to Phantom Share Agreement dated February 7, 2023 granting Phantom Shares to Chris T. Sharng under the Phantom Equity Plan (summary incorporated by reference to Item 5.02 of Current Report on Form 8-K filed April 19, 2024).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: July 31, 2024	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Natural Health Trends Corp. dated March 21, 2005, as well as Certificate of Amendment to the Certificate of Incorporation dated May 15, 2020, and Certificate of Amendment to the Certificate of Incorporation dated May 14, 2024.
+10.1	Waiver (Summary) to Phantom Share Agreement dated February 7, 2023 granting Phantom Shares to Chris T. Sharng under the Phantom Equity Plan (summary incorporated by reference to Item 5.02 of Current Report on Form 8-K filed April 19, 2024).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan