Form 10-Q
period 2024-09-30
NATURAL HEALTH TRENDS CORP
filed 2024-10-30
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

At October 25, 2024, the number of shares outstanding of the registrant’s common stock was 11,513,075 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

September 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,899	$56,178
Marketable securities	23,429	—
Inventories	3,684	4,293
Other current assets	3,830	3,758
Total current assets	53,842	64,229
Property and equipment, net	205	266
Operating lease right-of-use assets	2,784	3,319
Restricted cash	38	39
Deferred tax asset	307	369
Other assets	1,115	869
Total assets	$58,291	$69,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$548	$990
Income taxes payable	5,032	3,716
Accrued commissions	2,029	2,067
Other accrued expenses	1,350	1,170
Deferred revenue	6,832	6,166
Amounts held in eWallets	3,458	3,945
Operating lease liabilities	1,191	1,146
Other current liabilities	672	784
Total current liabilities	21,112	19,984
Income taxes payable	—	5,054
Deferred tax liability	135	135
Operating lease liabilities	1,739	2,318
Total liabilities	22,986	27,491
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at September 30, 2024 and December 31, 2023	13	13
Additional paid-in capital	84,865	84,695
Accumulated deficit	(24,216)	(17,703)
Accumulated other comprehensive loss	(960)	(1,069)
Treasury stock, at cost; 1,466,339 and 1,462,641 shares at September 30, 2024 and December 31, 2023, respectively	(24,397)	(24,336)
Total stockholders’ equity	35,305	41,600
Total liabilities and stockholders’ equity	$58,291	$69,091

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$10,691	$10,615	$32,117	$32,987
Cost of sales	2,765	2,689	8,376	8,386
Gross profit	7,926	7,926	23,741	24,601
Operating expenses:
Commissions expense	4,333	4,361	13,022	13,861
Selling, general and administrative expenses	3,868	3,857	11,597	12,169
Total operating expenses	8,201	8,218	24,619	26,030
Loss from operations	(275)	(292)	(878)	(1,429)
Other income, net	441	585	1,523	1,708
Income before income taxes	166	293	645	279
Income tax provision	131	121	249	69
Net income	$35	$172	$396	$210
Net income per common share:
Basic	$0.00	$0.02	$0.03	$0.02
Diluted	$0.00	$0.02	$0.03	$0.02
Weighted average common shares outstanding:
Basic	11,471	11,440	11,464	11,432
Diluted	11,490	11,454	11,488	11,449

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$35	$172	$396	$210
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	252	(23)	102	(272)
Unrealized gains on available-for-sale securities	37	1	7	9
Comprehensive income (loss)	$324	$150	$505	$(53)

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Nine months ended September 30, 2024

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

BALANCE, December 31, 2023	—	$—	12,979,414	$13	$84,695	$(17,703)	$(1,069)	(1,462,641)	$(24,336)	$41,600
Net income	—	—	—	—	—	188	—	—	—	188
Share-based compensation	—	—	—	—	37	—	—	—	—	37
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(114)	—	—	(114)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(38)	—	—	(38)
BALANCE, March 31, 2024	—	—	12,979,414	13	84,732	(19,818)	(1,221)	(1,462,641)	(24,336)	39,370
Net income	—	—	—	—	—	173	—	—	—	173
Share-based compensation	—	—	—	—	38	—	—	—	—	38
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(36)	—	—	(36)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	8	—	—	8
BALANCE, June 30, 2024	—	—	12,979,414	13	84,770	(21,948)	(1,249)	(1,462,641)	(24,336)	37,250
Net income	—	—	—	—	—	35	—	—	—	35
Restricted stock forfeiture	—	—	—	—	61	—	—	(3,698)	(61)	—
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	252	—	—	252
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	37	—	—	37
BALANCE, September 30, 2024	—	$—	12,979,414	$13	$84,865	$(24,216)	$(960)	(1,466,339)	$(24,397)	$35,305

Nine months ended September 30, 2023

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2022	—	$—	12,979,414	$13	$86,102	$(9,056)	$(1,004)	(1,556,875)	$(25,904)	$50,151
Net income	—	—	—	—	—	257	—	—	—	257
Reissuance of treasury shares	—	—	—	—	(1,629)	—	—	97,900	1,629	—
Share-based compensation	—	—	—	—	46	—	—	—	—	46
Dividends declared, $0.20/share	—	—	—	—	—	(2,304)	—	—	—	(2,304)
Foreign currency translation adjustments	—	—	—	—	—	—	(97)	—	—	(97)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(3)	—	—	(3)
BALANCE, March 31, 2023	—	—	12,979,414	13	84,519	(11,103)	(1,104)	(1,458,975)	(24,275)	48,050
Net loss	—	—	—	—	—	(219)	—	—	—	(219)
Share-based compensation	—	—	—	—	39	—	—	—	—	39
Dividends declared, $0.20/share	—	—	—	—	—	(2,304)	—			(2,304)
Foreign currency translation adjustments	—	—	—	—	—	—	(152)	—	—	(152)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	11	—	—	11
BALANCE, June 30, 2023	—	—	12,979,414	13	84,558	(13,626)	(1,245)	(1,458,975)	(24,275)	45,425
Net income	—	—	—	—	—	172	—	—	—	172
Restricted stock forfeiture	—	—	—	—	61	—	—	(3,666)	(61)	—
Share-based compensation	—	—	—	—	38	—	—	—	—	38
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—			(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(23)	—	—	(23)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	1	—	—	1
BALANCE, September 30, 2023	—	$—	12,979,414	$13	$84,657	$(15,757)	$(1,267)	(1,462,641)	$(24,336)	$43,310

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$396	$210
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	100	130
Net accretion of marketable securities	(350)	—
Share-based compensation	109	123
Noncash lease expense	825	830
Deferred income taxes	62	(117)
Changes in assets and liabilities:
Inventories	619	(420)
Other current assets	(110)	(425)
Other assets	(250)	(92)
Accounts payable	(441)	(141)
Income taxes payable	(3,738)	(2,923)
Accrued commissions	(34)	(315)
Other accrued expenses	179	(58)
Deferred revenue	641	674
Amounts held in eWallets	(501)	(725)
Operating lease liabilities	(851)	(812)
Other current liabilities	(111)	(148)
Net cash used in operating activities	(3,455)	(4,209)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37)	(32)
Purchases of marketable securities	(44,839)	—
Proceeds from maturities of marketable securities	21,786	—
Net cash used in investing activities	(23,090)	(32)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,909)	(6,911)
Net cash used in financing activities	(6,909)	(6,911)
Effect of exchange rates on cash, cash equivalents and restricted cash	174	(145)
Net decrease in cash, cash equivalents and restricted cash	(33,280)	(11,297)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	56,217	69,746
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$22,937	$58,449
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$191	$115

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

Cash and Cash Equivalents

The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of September 30, 2024, there was $29,000 and $509,000 in bank accounts located in the United States and Hong Kong, respectively, in excess of insured limits. As of September 30, 2024, cash and cash equivalents included $3.8 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 4 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

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

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2024			2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$35	11,471	$0.00	$172	11,440	$0.02
Effect of dilutive securities:
Non-vested restricted stock	—	19		—	14
Diluted net income per common share:
Net income available to common stockholders plus assumed dilution	$35	11,490	$0.00	$172	11,454	$0.02

	Nine Months Ended September 30,
	2024			2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$396	11,464	$0.03	$210	11,432	$0.02
Effect of dilutive securities:
Non-vested restricted stock	—	24		—	17
Diluted net income per common share:
Net income available to common stockholders plus assumed dilution	$396	11,488	$0.03	$210	11,449	$0.02

Recent Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 will be applied retrospectively and are effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 1% of sales for each of the nine months ended September 30, 2024 and 2023.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of September 30, 2024 and December 31, 2023, the Company had $5.2 million and $4.4 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The increase in contract liabilities from  December 31, 2023 to  September 30, 2024 is primarily due to $5.2 million of cash received for unshipped product orders and unredeemed product vouchers during the nine months ended September 30, 2024 offset by $4.4 million of revenue recognized during the period that was included in contract liabilities at  December 31, 2023. As of  December 31, 2022, the Company had contract liabilities totaling $3.8 million of which $3.8 million was recognized as revenue during the nine months ended September 30, 2023. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales	$10,412	$10,303	$31,261	$31,505
Administrative fees, freight and other	373	373	1,092	1,628
Less: sales returns	(94)	(61)	(236)	(146)
Total net sales	$10,691	$10,615	$32,117	$32,987

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and nine months ended September 30, 2024 and 2023. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash:
Cash	$8,423	$8,971
Cash equivalents	14,476	47,207
	22,899	56,178
Restricted cash	38	39
	$22,937	$56,217
Inventories:
Finished goods	$3,072	$3,473
Raw materials	632	855
Reserve for obsolescence	(20)	(35)
	$3,684	$4,293
Other accrued expenses:
Sales returns	$51	$81
Employee-related expense	598	668
Warehousing, inventory-related and other	701	421
	$1,350	$1,170
Deferred revenue:
Unshipped product and unredeemed product vouchers	$5,195	$4,417
Auto ship advances	1,637	1,749
	$6,832	$6,166

4. FAIR VALUE MEASUREMENTS

As of September 30, 2024, cash and cash equivalents and marketable securities include the Company’s investments in money market funds, municipal debt securities, and corporate debt securities. The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents.  Debt securities are required to be accounted for in accordance with the FASB ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at September 30, 2024 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income (expense). Realized gains and losses, as well as interest income, are also included in other income (expense). The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents and marketable securities at the end of each period were as follows (in thousands):

		September 30, 2024			December 31, 2023
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Gains (Losses)	Fair Value	Adjusted Cost	Gross Unrealized Gains (Losses)	Fair Value
Money market funds	Level 1	$8,048	$—	$8,048	$213	$—	$213
Municipal debt securities	Level 2	6,741	2	6,743	1,426	1	1,427
Corporate debt securities	Level 2	23,121	(7)	23,114	45,580	(13)	45,567
Total investments		$37,910	$(5)	$37,905	$47,219	$(12)	$47,207

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating leases	$318	$320	$962	$971
Short-term leases	35	38	107	114
Total lease cost	$353	$358	$1,069	$1,085

Cash paid for amounts included in the measurement of operating leases liabilities was $334,000 and $253,000 for the three months ended  September 30, 2024 and 2023, respectively, and $961,000 and $929,000 for the nine months ended September 30, 2024 and 2023, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of September 30, 2024 were as follows:

Weighted-average remaining lease term (in years)	3.7
Weighted-average discount rate	4.3%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Remainder of 2024	$320
2025	1,165
2026	678
2027	310
2028	304
Thereafter	375
Total lease payments	3,152
Less: imputed interest	(222)
Present value of lease liabilities	$2,930

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

6. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2024 includes estimates for foreign income inclusions such as global intangible low-taxed income (“GILTI”) and Subpart F income. As of September 30, 2024, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of September 30, 2024, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of September 30, 2024, the Company has zero U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $446,000 that begin expiring in 2038. At September 30, 2024, the Company has foreign net operating loss carryforwards of approximately $2.3 million in various jurisdictions with various expirations.

As of September 30, 2024, income taxes payable for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government, totaled $5.1 million, which is payable in April 2025.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings not deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of September 30, 2024, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of September 30, 2024 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2024.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

In 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At September 30, 2024, 1,129,047 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2023	62,320	$4.84
Vested	(22,768)	$4.84
Forfeited	(3,698)	$4.84
Nonvested at September 30, 2024	35,854	$4.84

Share-based compensation expense of $34,000 and $38,000 was recognized during the three months ended September 30, 2024 and 2023, respectively, and $109,000 and $123,000 was recognized during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock was $167,000, which is expected to be recognized over a weighted-average period of 0.7 years.

Phantom Equity

In 2021, the Company’s Board of Directors approved and adopted a Phantom Equity Plan (the “Phantom Plan”). Under the terms of the Phantom Plan, the Board of Directors' Compensation Committee  may grant to the Company’s employees, officers, directors, contractors, consultants, or advisors awards of phantom shares entitling grantees the right to receive a cash payment equal to the fair market value of an equal number of shares of the Company’s common stock upon the close of a vesting period, subject to any maximum payment value that the Compensation Committee  may set. The vesting of phantom shares is subject to such vesting conditions as the Compensation Committee  may specify in a grantee’s award agreement. Grantees of phantom shares shall not by virtue of their receipt of phantom shares have any ownership rights in shares of the Company’s common stock. The Phantom Plan shall continue for a period of ten years, after which no further phantom shares  may be awarded (although any phantom shares awarded prior to the expiration of such 10-year period shall be unaffected by the termination of the Phantom Plan).

On February 7, 2023, the Company granted 212,937 phantom shares to certain of the Company’s employees and its non-employee directors. The phantom shares vest in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. Both of these vesting conditions were deemed satisfied on the grant date for the initial vesting increment. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must remain continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each performance period, the performance criteria designated by the Compensation Committee must be satisfied. The initial performance vesting condition will be designated by the Compensation Committee and will apply to all future performance periods, unless the Compensation Committee elects to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition must be made on or before the fifteenth day of any future performance period. If either vesting condition is not satisfied for a vesting date, then the phantom shares scheduled to vest on such date will be forfeited. These phantom shares are subject to a maximum payment value of $12.00 per phantom share. Of the phantom shares awarded in 2023, 159,702 phantom shares vested, 26,618 remain unvested, and 26,617 were forfeited as of September 30, 2024.

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

As a result of the vesting of phantom shares, the Company recognized compensation expense related to the cash settlement of such shares of $181,000 and $144,000 during the during the three months ended September 30, 2024 and 2023, respectively, and $362,000 and $404,000 during the nine months ended September 30, 2024 and 2023, respectively.

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each of the first three quarters of 2024 and 2023, totaling $6.9 million in each nine month period. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of September 30, 2024, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first nine months of 2024 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2023	$(1,057)	$(12)	$(1,069)
Other comprehensive loss	(114)	(38)	(152)
Balance, March 31, 2024	(1,171)	(50)	(1,221)
Other comprehensive income (loss)	(36)	8	(28)
Balance, June 30, 2024	(1,207)	(42)	(1,249)
Other comprehensive income	252	37	289
Balance, September 30, 2024	$(955)	$(5)	$(960)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Lucy Nduati, a director of the Company, has since 2013 served a number of companies controlled by George K. Broady and other Broady family members in a variety of roles focused on administration, accounting, finance, tax strategy and office management. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $8,000 and $11,000 during the three months ended September 30, 2024 and 2023, respectively, and $27,000 and $33,000 during the nine months ended September 30, 2024 and 2023, respectively, under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

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

The Company’s operating information by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Primary Reporting Segment	$9,951	$10,249	$30,440	$31,719
China	601	254	1,321	917
Russia and Kazakhstan	139	112	356	351
Total net sales	$10,691	$10,615	$32,117	$32,987

Income (loss) from operations:
Primary Reporting Segment	$1,511	$1,880	$4,847	$5,208
China	160	(160)	(10)	(423)
Russia and Kazakhstan	(31)	(47)	(88)	(131)
Income from operations for reportable segments, net	1,640	1,673	4,749	4,654
Unallocated corporate expenses	(1,915)	(1,965)	(5,627)	(6,083)
Other income, net	441	585	1,523	1,708
Income before income taxes	$166	$293	$645	$279

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales from external customers:
United States	$274	$276	$799	$827
Canada	134	180	387	507
Peru	340	365	844	1,175
Hong Kong[1]	8,356	8,412	25,998	26,391
China	601	254	1,321	917
Taiwan	454	552	1,277	1,460
Japan	81	152	202	341
Malaysia and Singapore	58	54	177	207
Russia and Kazakhstan	139	112	356	351
Europe	164	182	473	567
Other foreign countries	90	76	283	244
Total net sales	$10,691	$10,615	$32,117	$32,987

1 Substantially all of the Company's Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

12. SUBSEQUENT EVENT

On October 28, 2024, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on November 22, 2024 to stockholders of record on November 12, 2024. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of September 30, 2024, we were conducting business through 30,880 active members, compared to 32,410 at December 31, 2023 and 34,660 at September 30, 2023. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

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

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread around the world. On March 11, 2020 the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. We have significant business in China and in 2023 generated approximately 79% of our revenue in Hong Kong, substantially all of which was derived from the sale of products to members in China. Over the course of the pandemic, we took steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. In late 2022, the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures, although the cumulative effect of the disruptions associated with the pandemic materially negatively impacted our financial results from 2020 through 2022. This less restrictive business environment in China and Hong Kong continued throughout 2023 and the first nine months of 2024, and we have been able to sponsor in-person member events in China, Hong Kong and/or Macau during each quarter since the first quarter of 2023. We are continuing to plan and sponsor more such events consistent with normal operations. Nevertheless, it may be too early to accurately predict the impact on us and our third-party providers of this relaxation of control measures and whether it will prove enduring. Ultimately, the severity of the impact on us of the COVID-19 pandemic will depend on future developments, including the duration and spread of the virus, and the related control measures, which we are unable to accurately predict. See “Item 1A. Risk Factors - Epidemics, such as the COVID-19 pandemic, or natural disasters, terrorist attacks or acts of war…” in our most recent Annual Report on Form 10-K.

Recent political and social developments in Hong Kong, along with the impact of the COVID-19 pandemic and related government control measures, are also adversely affecting our Hong Kong operations and led us in 2020 to cease sponsoring member meetings and events in Hong Kong. Inasmuch as member meetings and events located in Hong Kong have in the past served as an important component of our product marketing and distribution efforts, we believe that these developments negatively affected our past operations and financial performance. Although we have been able to sponsor in-person member events in Hong Kong in recent quarters, it may be too early to predict whether these developments will continue to adversely affect our overall business, results of operations and financial condition. See “Item 1A. Risk Factors - Our Hong Kong operations are being adversely affected by recent political and social developments in Hong Kong...” in our most recent Annual Report on Form 10-K.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first nine months of 2024 and 2023, represented 41% and 42% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.9	25.3	26.1	25.4
Gross profit	74.1	74.7	73.9	74.6
Operating expenses:
Commissions expense	40.5	41.1	40.5	42.0
Selling, general and administrative expenses	36.2	36.3	36.1	36.9
Total operating expenses	76.7	77.4	76.6	78.9
Loss from operations	(2.6)	(2.7)	(2.7)	(4.3)
Other income, net	4.1	5.5	4.7	5.2
Income before income taxes	1.5	2.8	2.0	0.9
Income tax provision	1.2	1.2	0.8	0.2
Net income	0.3%	1.6%	1.2%	0.7%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Americas[1]	$748	7.0%	$821	7.8%	$2,030	6.3%	$2,509	7.6%
Hong Kong[2]	8,356	78.2	8,412	79.2	25,998	80.9	26,391	80.0
China	601	5.6	254	2.4	1,321	4.1	917	2.8
Taiwan	454	4.2	552	5.2	1,277	4.0	1,460	4.4
South Korea	31	0.3	34	0.3	122	0.4	124	0.4
Japan	81	0.8	152	1.4	202	0.6	341	1.0
Malaysia and Singapore	58	0.5	54	0.5	177	0.6	207	0.6
Russia and Kazakhstan	139	1.3	112	1.1	356	1.1	351	1.1
Europe	164	1.5	182	1.7	473	1.5	567	1.7
India	59	0.6	42	0.4	161	0.5	120	0.4
Total	$10,691	100.0%	$10,615	100.0%	$32,117	100.0%	$32,987	100.0%

1 United States, Canada, Mexico and Peru

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $10.7 million for the three months ended September 30, 2024 compared with $10.6 million for the comparable period a year ago, an increase of $76,000, or 1%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, were almost the same for each of the three-month periods, decreasing $56,000, or less than 1%, over the comparable period a year ago. Outside of our Hong Kong business, net sales increased $132,000, or 6%, over the comparable three-month period a year ago, primarily due to the increased quarter-over-quarter net sales in our Chinese e-commerce retail business.

Net sales were $32.1 million for the nine months ended September 30, 2024 compared with $33.0 million for the comparable period a year ago, a decrease of $870,000, or 3%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, were almost the same for each of the nine-month periods, decreasing $393,000, or 1%, over the comparable period a year ago. Hong Kong net sales were also adversely affected by the recognition of lower administrative fees in the current-year period, as compared to the prior-year period last year, as increased activity within member electronic wallet (eWallet) accounts resulted in less fees assessed during the current-year period. Outside of our Hong Kong business, net sales decreased $477,000, or 7%, over the comparable nine-month period a year ago, primarily due to the decreased period-over-period net sales in our business in the Americas (which was somewhat offset by increased period-over-period net sales in our Chinese e-commerce retail business). As of September 30, 2024, deferred revenue was $6.8 million, which consisted of $5.2 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.6 million in auto ship advances.

Gross Profit

Gross profit was 74.1% of net sales for the three months ended September 30, 2024 compared with 74.7% of net sales for the three months ended September 30, 2023. Gross profit was 73.9% of net sales for the nine months ended September 30, 2024 compared with 74.6% of net sales for the nine months ended September 30, 2023. The decline in gross profit margin for both the three and nine-month periods ended September 30, 2024 was primarily attributable to higher costs related to our Premium Noni Juice product.

Commissions Expense

Commissions were 40.5% of net sales for the three months ended September 30, 2024 compared with 41.1% of net sales for the three months ended September 30, 2023. Commissions were 40.5% of net sales for the nine months ended September 30, 2024 compared with 42.0% of net sales for the nine months ended September 30, 2023. The decline in commissions as a percentage of net sales during both the three and nine-month periods ended September 30, 2024 was primarily due to lower weekly commissions earned outside of our Hong Kong business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.9 million for each of the three-month periods ended September 30, 2024 and 2023. Selling, general and administrative expenses decreased to $11.6 million for the nine-month period ended September 30, 2024, as compared to $12.2 million in the same period a year ago. The decrease for the nine-month period was primarily due to lower professional fees and insurance expense. Selling, general and administrative expenses as a percentage of net sales for the three-month period ended September 30, 2024 were roughly the same as the comparable period in the prior year and were modestly lower for the nine-month period ended September 30, 2024 than the same period a year ago.

Other Income, Net

Other income was $441,000 for the three months ended September 30, 2024 compared with $585,000 in the same period a year ago. Other income was $1.5 million and $1.7 million for each of the nine-month periods ended September 30, 2024 and 2023, respectively. The decrease for both the three- and nine-month periods ended September 30, 2024 was primarily due to less interest income earned during each of the current year periods.

Income Taxes

An income tax provision of $131,000 and $121,000 were recognized during the three months ended September 30, 2024 and 2023, respectively. An income tax provision of $249,000 and $69,000 were recognized during the nine months ended September 30, 2024 and 2023, respectively. The tax provision during each of the three- and nine-month periods ended September 30, 2024 and 2023 primarily resulted from foreign income inclusions, such as global intangible low-taxed income (“GILTI”) and Subpart F income, tax benefits in foreign jurisdictions and year-to-date consolidated income through September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

At September 30, 2024, our cash, cash equivalents and marketable securities totaled $46.3 million. Total cash, cash equivalents and marketable securities decreased by $9.9 million from December 31, 2023 to September 30, 2024 due to the dividends paid during the first nine months of 2024 and the payment of the repatriation tax on the deemed repatriation of deferred foreign income as required by the U.S. Tax Cuts and Jobs Act. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2024, we had $37.9 million in available-for-sale investments classified as either cash equivalents or marketable securities. In addition, cash and cash equivalents included $3.8 million held in banks located within China subject to foreign currency controls.

As of September 30, 2024, the ratio of current assets to current liabilities was 2.6 to 1.0 and we had $32.7 million of working capital. Working capital as of September 30, 2024 decreased $11.5 million compared to our working capital as of December 31, 2023.

Cash used in operations was $3.5 million for the first nine months of 2024 compared with $4.2 million for the first nine months of 2023. Income tax paid during April 2024 and April 2023 for the repatriation tax on the deemed repatriation of deferred foreign income was $4.0 million and $3.0 million, respectively. Disregarding these payments, cash flows from operations improved $1.7 million primarily due to improved management of inventories and operating costs during the first nine months of 2024 as compared to the same period last year, as well as a timing difference related to weekly commission outflows.

Cash flows used in investing activities totaled $23.1 million and $32,000 during the first nine months of 2024 and 2023, respectively. During the first nine months of 2024, we purchased $44.8 million in marketable securities with original maturities greater than three months, and as such, reflect these purchases as an investing activity. These purchases of marketable securities were offset by $21.8 million of proceeds received from maturities of marketable securities.

Cash flows used in financing activities during the first nine months of 2024 and 2023 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $6.9 million in each period. Subsequent to September 30, 2024, on October 28, 2024, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on November 22, 2024 to stockholders of record on November 12, 2024. We expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of September 30, 2024, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

NATURAL HEALTH TRENDS CORP.

Date: October 30, 2024	/s/ Timothy S. Davidson
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