Form 10-K
period 2024-12-31
NATURAL HEALTH TRENDS CORP
filed 2025-02-21
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 28, 2024: $53,210,169

At February 18, 2025, the number of shares outstanding of the registrant’s common stock was 11,513,075 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end to which this report relates are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NATURAL HEALTH TRENDS CORP.

Annual Report on Form 10-K

December 31, 2024

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, in particular “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1. Business,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this report, the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act. These statements represent our expectations or beliefs concerning, among other things, future revenue, earnings, growth strategies, new products and initiatives, future operations and operating results, and future business and market opportunities.

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

Part I

Item 1. BUSINESS

Overview of Business

Natural Health Trends Corp. is an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico, Peru and Colombia; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Malaysia and Singapore; South Korea; Japan; India; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider.

Most of our order volume, particularly in our Hong Kong subsidiary, is for personal consumption through existing members’ referrals. Our objectives are to enrich the lives of our customers and enable our members to benefit financially from the sale of our products.

We are incorporated in Delaware. In February 2025, we relocated our corporate headquarters from Hong Kong to Rolling Hills Estates, California.

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

Our Principal Products

We offer a line of “NHT Global” branded products in the following distinct categories: wellness, herbal, beauty, lifestyle, home, daily and at home tests. These product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

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

Herbal
Products formulated incorporating ingredients commonly found in traditional Chinese medicine.	Herbal supplements	LivaPro™, Cordyceps Mycelia CS-4™, RespFactor™

Beauty

Products to help improve skin health and bring an appearance of youthful vibrancy. This product line includes age-defying and hydrating cleansers, creams, lotions, serums and toners to moisturize, protect and improve the appearance of skin.

Facial skin care and hand and body care

Skindulgence™ 30 Minute Firming System, BioCell SC Mask, Skindulgence™ Essence Gel, Floraeda Toner and Primer, Botanical Hand Protector™, Airelle® Age-Defying Facial Serum, Airelle® Intense Hydrating Repair Complex, Airelle® Age-Defying Eye & Lip Treatment, Color Awakening Lipstick™, Adamas™ Brightening Night Cream, Micellion Cleansing Water, Skindulgence™ Probiotic Ampoule, Skindulgence™ Daily Gentle Facial Cleanser, Skindulgence® Revitalizing Serum, Skindulgence® Revitalizing Eye Cream,  Root Revive Hair Serum

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura Lux™ by NHT Global, Valura Lux™, LaVie+™, TwinSlim™ Probiotics, NaturalGlo™

Home
Products designed to create a clean and natural living environment for the home.	Home appliances	AquaPur Desktop Water Purifier

Daily
Daily care products designed to cleanse and protect the body and promote personal hygiene.	Oral care, hair care, and body care	Smart Sonic Toothbrush

At Home Tests
Measures 17+ critical biomarkers across multiple key areas of your well-being – including your cardiovascular, hormonal, inflammatory, metabolic, and nutritional health.	At-home testing kit	BioEssence Wellness Panel

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

	December 31,
	2024	2023
Americas[1]	3,360	4,040
Hong Kong (including those members residing in China)[2]	23,150	23,490
Taiwan	1,870	2,230
South Korea	70	80
Japan	440	520
Malaysia and Singapore	250	350
Russia and Kazakhstan	600	530
Europe	790	870
India	340	300
Total	30,870	32,410

1 United States, Canada, Mexico, Peru and Colombia

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

We offer both in-person and virtual or online marketing programs and activities. We generally sponsor promotional meetings, product education, motivational and personal development training events for current and potential members. These events are designed to inform and train prospective and existing members about our product lines and new product launches, our latest marketing and promotional plans, and new services improvements. These events also serve as a venue for recognition of member accomplishments. Members typically share their experiences in using our products and developing their business at these events. We are continually developing and updating our marketing strategies and programs to motivate our members.

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

Employees

At December 31, 2024, we employed 133 individuals, including 131 total full-time employees, worldwide. Of the full-time employees, 84 were located in Greater China (Hong Kong, China, and Taiwan), 27 in the Americas (United States, Canada, Cayman Islands, and Peru), seven in India, four in Europe, three in Japan, and two in each of Malaysia, South Korea and Russia.

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

Members are not required to enroll other members as their down-line members, and we do not pay any commissions for enrolling new members. However, because of the financial incentives provided to those who succeed in building a member network that consumes and resells products, we believe that many of our members attempt, with varying degrees of effort and success, to enroll additional members. Because they are seeking new opportunities for supplemental income, people are often attracted to become members after using our products or after attending introductory seminars. Once a person becomes a member, he or she is able to purchase products directly from us at wholesale or discounted prices via the internet. The member is also entitled to enroll other members in order to build a network of members and customers.

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

Our compliance and member services department reviews reports of alleged member misbehavior. If we determine that a member has violated our member policies or procedures, we may terminate the member’s rights completely. Alternatively, we may impose sanctions, such as warnings, probation, withdrawal or denial of an award, suspension of privileges of the membership, fines, withholding commissions, until specified conditions are satisfied or other appropriate injunctive relief. Virtually all of our members are independent contractors, not employees, and may act independently of us. Further, our members may resign or terminate their membership at any time without notice. See “Item 1A. Risk Factors - Our continuing loss of a significant number of members is adversely affecting our business...”.

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

The Chinese government conducted a campaign in 2019 focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they were targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign was specifically focused on the business practices of direct selling companies. Although it was initially announced as a 100-day campaign, we are not aware of any information indicating that the campaign has ever been formally concluded. In any case, the business environment in China for health product companies can be challenging, which has from time to time been exacerbated by negative social media sentiment expressed for these types of companies. See “Item 1A. Risk Factors - Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies...”.

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

Our Industry

We are engaged in the direct selling industry, selling wellness, herbal, beauty, lifestyle, home, daily and at home test products. More specifically, we are engaged in what is called network marketing or multi-level marketing. This type of organizational structure and approach to marketing and sales include companies selling lifestyle enhancement products, cosmetics and dietary supplements, or selling other types of consumer products. Generally, direct selling is based upon an organizational structure in which independent members purchasing a company’s products are compensated for sales made directly to consumers.

Our members are compensated based on sales generated by members they have enrolled and all subsequent members enrolled by their “down-line” network of members. The experience of the direct selling industry has been that once a sizeable network of members is established, new and alternative products and services can be offered to those members for sale to consumers and additional members.

Competition

The network marketing industry is very diverse, with giant multinational corporations as well as smaller, local operators, some of which are direct-selling subsidiaries of much larger conglomerates. Big network marketing companies include Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Herbalife Nutrition Ltd., which have much greater name recognition and financial resources than we do and also have many more members. They are publicly traded and therefore serve as informational benchmarks, but we do not significantly overlap with them in terms of marketplace or product range. On the other hand, many medium- and small-sized privately held Chinese, Taiwanese and Hong Kong companies are fierce competitors and are much closer to directly competing with us. Also, a number of our former employees and members now work for competitors and sometimes try to use relationships and knowledge obtained to compete with us.

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

In 2024 and 2023, approximately 82% and 79% of our revenue was generated in Hong Kong, respectively, and substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region, including the current economic challenges facing China and Hong Kong, are having and could in the future have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

Hong Kong's political and economic landscape has in recent years undergone significant change, and this upheaval or related consequences could negatively impact our business and financial performance.

In addition to the fact that our Hong Kong subsidiary generates a substantial portion of our overall business, a significant number of our employees are based in Hong Kong. The political and economic landscape in Hong Kong has in recent years undergone significant change, largely due to the increasing influence of the Chinese government. This development, along with the impact of the COVID-19 pandemic, led us to cease conducting member meetings and events in Hong Kong for a period of time. We have since been able to substantially resume normal operations in Hong Kong, but Hong Kong's economy is now increasingly integrated with that of China. We relocated our corporate headquarters from Hong Kong to California in February 2025. It is unclear how changed circumstances in Hong Kong will in the future affect our business, but it is possible that the upheaval in Hong Kong's political and economic affairs or related consequences could adversely affect our future business, results of operations and financial condition.

We experienced negative operating cash flows during the years ended December 31, 2024, 2023 and 2022, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. Unless our operating cash flows improve, this negative financial performance could have a material adverse effect on our business and our stock price.

We experienced negative operating cash flows during the years ended December 31, 2024, 2023 and 2022, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. This cash flow performance was primarily due to declines in our revenues being greater than the decreases in expenditures that we could manage. If we again experience negative operating cash flows or our cash balance is substantially diminished, we may not be able to continue paying cash dividends to our stockholders, our ability to support our operations could be impaired and we may be required to seek debt or equity financing. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders. Negative operating cash flows could have a material adverse effect on our business, results of operations and financial condition, as well as our stock price, and could eventually threaten our solvency. Negative operating cash flows and any related adverse market perception may also negatively affect our ability to attract new members and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

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

We operate globally, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. The instability in global financial markets, tariff and trade wars, inflation, shortages and delays related to global supply chain challenges, the current economic challenges in China, changes in government policies, geopolitical turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to global economic conditions. The continuing effect of any or all of these events could adversely impact demand for our products, harm our business, results of operations and financial condition.

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

Epidemics, natural disasters, terrorist attacks or acts of war or hostility may seriously harm our business.

Epidemics, natural disasters, terrorist attacks or acts of war or hostility may cause damage or disruption to us, our employees, our facilities and our members and customers, which could negatively impact our revenues, results of operations and financial condition.  For example, COVID-19 was first identified in China and subsequently spread quickly around the world, causing the governments of countries in which we operate to impose restrictive measures to control the virus. The disruptions wrought by COVID-19 materially negatively impacted our operations and financial results from 2020 through 2022. Although the public health restrictions put in place at the time have largely been lifted, if the COVID-19 virus and its variants cause a resurgence of infection, or if other public health emergencies arise in the future, it could lead to additional restrictive measures that would have a material and adverse effect on our business. In addition, terrorist attacks, the national and international responses to terrorist attacks, and acts of war or hostility could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict. For example, the imposition of sanctions in response to Russia’s invasion of Ukraine in 2022 required that we alter some of our operations in our Russia and Kazakhstan market, including ceasing to sell certain of our products in that market. While our Russia and Kazakhstan market comprises a relatively small part of our business, terrorist attacks or acts of war or hostility that directly implicate our business in Hong Kong and China, such as challenges to Chinese sovereignty claims in the South China Sea or Chinese objection to the Taiwan independence movement and the resultant tension in the Taiwan Strait, could have a much more material and adverse effect on our business, results of operations and financial condition.

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

Our continuing loss of a significant number of members is adversely affecting our business, and if we cannot stabilize or increase the number of members our business could be further negatively impacted.

We distribute our products through independent members, and we depend upon them directly for all of our sales in most of our markets. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of members, as well as a relatively small number of key members.  Our members may terminate their services with us at any time and, like most direct selling organizations, we have a high rate of attrition. We had 5% fewer active members at December 31, 2024 as compared to the end of 2023, and 16% fewer active members at the end of each of 2023 and 2022 as compared to the end of the previous year. These losses in the number of active members were a significant factor contributing to the decrease in our recent year-over-year sales. If we cannot stabilize or increase the number of our members, or if we lose one or more key member leaders, sales of our products could be further materially and adversely affected. The replacement of members could be difficult because, in our efforts to attract and retain members, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.

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

•

general economic, business and political conditions, including the potential governmental imposition of restrictive measures that may curtail person-to-person interactions, as recently experienced resulting from the COVID-19 pandemic, and political unrest in Hong Kong;

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

Given the size and diversity of our member force, we experience problems with members from time to time, especially with respect to our members in foreign markets. For example, if our members engage in illegal activities in China, those actions could be attributed to us. Chinese laws regarding how and when members may assemble and the activities that they may conduct, or the conditions under which the activities may be conducted, are subject to significant regulatory discretion resulting in interpretations and enforcement that sometimes vary from province to province, among different levels of government, and from time to time. Members can be accused of violating one or more of the laws regulating these activities, notwithstanding training that we attempt to provide. Enforcement measures regarding these violations, which can include arrests, raise the uncertainty and perceived risk associated with conducting this business, especially among those who are aware of the enforcement actions but not the specific activities leading to the enforcement action. We believe that this led some members in China (who are signed up as members in Hong Kong) to leave the business or curtail their selling activities and has led some potential members to choose not to participate. Among other things, we are managing this risk with more training and public relations efforts that are designed, among other things, to distinguish our company from businesses that make no attempt to comply with the law. This environment creates uncertainty about the future of doing this type of business in China generally and under our current business model, specifically.

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

We incur significant expense in the payment of compensation to our members, which represented approximately 41% and 42% of net sales during each of 2024 and 2023, respectively. We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the type and scope of promotions and incentives, local promotional programs and business development agreements.  Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

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

Various other factors could harm our business in Hong Kong and China, such as worsening economic conditions in Hong Kong or China, adverse developments relating to the industry in which we conduct our business, adverse local publicity, negative changes to our business and/or social media coverage, geopolitical or trade tensions between the United States and China or other events that may be out of our control. For example, in 2019 the Chinese government announced a 100-day campaign focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they were targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign was specifically focused on the business practices of direct selling companies. As a result, we and some of our peers voluntarily decided to temporarily suspend our member activities, such as product roadshows, product trainings and larger company-sponsored events, in China. We did this because we learned that the campaign was announced in broad outlines by the central government, and the interpretation and enforcement of the campaign was delegated to the provincial and local governments. We consider it a top priority for our business to develop an understanding of and cooperate with all levels and jurisdictions of the government agencies and did not want to run the risk of being inadvertently entangled in the government enforcement actions as the provincial and local government formulated and implemented their interpretive guidance and rule-making. It may again in the future be necessary or advisable to suspend member activities or take similar actions, and the resulting periods of reduced activity may have a material adverse effect on our business.

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

Changes in government trade and economic policies, including the imposition and threatened imposition of tariffs and other restrictive trade policies, and ongoing political and economic disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States has in recent years enacted tariffs on certain items. Further, with President Trump's re-election in 2024, significant increases in tariffs on foreign imports into the United States have been proposed or, the case of imports from China imposed. In response, a number of our markets, particularly China, have implemented tariffs on U.S. imports or otherwise imposed non-tariff barriers such as slow-walking custom clearance of American-made products. U.S. trade policies can change quickly, and the extent and duration of tariffs and other trade barriers are difficult to predict. These developments, together with the threat of new tariffs and other restrictive trade policies and the uncertainties they create, may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, adversely affect trade and economic relations between China and the United States.

Tensions between the United States and China have increased in recent years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy. Tensions became particularly acute following the China legislature’s passage of a national security law in 2020 that changed the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law criminalizes secessionist activities, subversion, terrorism, and collusion with a foreign country or with external elements to endanger national security in Hong Kong. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China, and the United States has enacted sanctions against certain persons related to China's governance of Hong Kong. China has responded in kind.  These and other recent actions reflect an escalation in political and economic tensions involving the United States, China and Hong Kong, which could harm our business. A continued deterioration in these political or economic relations or other future unforeseen problems could disrupt our China and Hong Kong business (including our Hong Kong office and employees), adversely affect the distribution of our products, reduce our net sales, increase the cost of conducting our operations, or result in retaliatory actions against U.S. interests, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We collect certain personal information, including payment data, from members and consumers, as well as our employees. We also develop and maintain sensitive and proprietary business information.  We are therefore subject to numerous laws, regulations and other obligations that address privacy, data protection and information security in the various markets in which we conduct business.   We are particularly focused on the evolving state of laws and regulations in China and Hong Kong applicable to privacy, data protection and information security. Of particular note is China's Cyber Security Law, which requires companies to take certain measures to ensure that the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt a multi-level protection scheme under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered with. In addition, on June 10, 2021, the Standing Committee of the National People's Congress of China promulgated the Data Security Law, which took effect in September 2021. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. Finally, the Standing Committee of the National People's Congress of the China also promulgated the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China, outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The PIPL also provides that critical information infrastructure operators and personal information processing entities that process personal information meeting a volume threshold are also required to store in China personal information generated or collected in China, and to pass a security assessment for any export of such personal information.

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

In 2024, 96% of our revenue was recorded by subsidiaries located outside of North America. Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency. Accordingly, our international subsidiaries generally use the local currency as their functional currency. The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period. As exchange rates vary, revenue and other operating results may differ materially from our expectations. Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Indian rupee, Canadian dollar, Mexican peso, Peruvian sol, European euro and Colombian peso collectively represented approximately 16% and 18% of our revenue in 2024 and 2023, respectively. Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, India, Canada, Central America, South America and Europe. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on our members’ purchasing power.

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

In the course of doing business we may be subject to various taxes, such as sales and use, value-added, and franchise taxes. We are also subject to income taxes in the United States and numerous foreign jurisdictions. We earn a substantial portion of our income in foreign jurisdictions. Economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. There have been recent changes in U.S. tax law that impact how U.S. multinational corporations are taxed on foreign earnings. There have also been proposals to reform foreign tax laws that could significantly affect the Company’s tax position. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In the United States, for example, some legislators and industry critics continue to push for increased regulatory authority by the FDA over nutritional supplements. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements. We face similar pressures in our other markets, particularly in China where certain government ministries announced in 2019 a comprehensive 100-day campaign focusing on companies involved in the sale of certain products, including nutritional supplements and health products. This campaign or other actions could result in new legislation or regulation in China. In the United States, the FTC's Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Guides”) require disclosure of material connections between an endorser and the company they are endorsing and require the disclosure of typical results when these are different from those reported by the endorser. The requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our members fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

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

We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity by the U.S. Department of Justice (the “DOJ”) and the SEC relating to certain countries in which we have business, including China. For example, in 2017, a U.S. based direct selling company announced that it was the target of an investigation being conducted by the SEC to determine whether certain activities related to the direct selling company's operations in China violated the FCPA. Also, in 2017, another U.S. based direct selling company announced that it had initiated a voluntary probe of its operations in China to determine if violations of the FCPA had occurred.

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

We also maintain a third-party risk management process to mitigate vulnerabilities associated with external service providers and vendors. This includes reviewing service-level agreements and third-party security certifications, such as PCI DSS and SOC reports, on an annual basis or as-needed to ensure vendors adhere to our security and compliance standards.

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

Item 2. PROPERTIES

Our corporate headquarters is located in Rolling Hills Estates, California where we lease 4,900 square feet of office space with a term expiring in September 2030. We also lease 7,300 square feet of corporate office space in Hong Kong with a term expiring in June 2026. To help further develop the market for our products in North America, we lease retail space in Rowland Heights, California; Richmond, British Columbia; and Metuchen, New Jersey. Our office space in Rolling Hills Estates and Hong Kong is used in support of all of our business segments, while the North America retail space is used in support of our Primary Reporting Segment.

We lease seven branch offices throughout China that are used for our China business segment, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia and the Cayman Islands (all of which are used for our Primary Reporting Segment). We contract with third parties for fulfillment and distribution operations in all of our international markets. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” On February 18, 2025, the closing price of our common stock as reported by Nasdaq was $4.86 per share.

At February 18, 2025, there were approximately 105 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are an international direct-selling and e-commerce company. Subsidiaries controlled by us sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico, Peru and Colombia; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Malaysia and Singapore; South Korea; Japan; India; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider. See Note 13 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report for further information about our net sales by geographic area.

As of December 31, 2024, we were conducting business through 30,870 active members, compared to 32,410 at the end of 2023. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe. For further information regarding some of the risks associated with our loss of members, see “Item 1A. Risk Factors - Our continuing loss of a significant number of members is adversely affecting our business…”.

We generate approximately 94% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 82% of net sales in the latest fiscal year. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, inflation rates, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our business for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors,” and more specifically under the captions “Risk Factors - Because our Hong Kong operations account for a substantial portion of our overall business...”, “Risk Factors - Hong Kong's political and economic landscape has in recent years undergone significant change...”, and “Risk Factors - Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that in 2024 generated approximately 82% of our revenue, substantially all of which was derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we also operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China, but in 2019 a Chinese governmental authority recommended that we withdraw our application. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

The Chinese government conducted a campaign in 2019 focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they were targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign was specifically focused on the business practices of direct selling companies. Although it was initially announced as a 100-day campaign, we are not aware of any information indicating that the campaign has ever been formally concluded. In any case, the business environment in China for health product companies can be challenging, which has from time to time been exacerbated by negative social media sentiment expressed for these types of companies.

In late 2019 or early 2020 an outbreak of COVID-19 was first identified in China and subsequently spread quickly around the world, resulting in a global pandemic. The pandemic caused the Chinese government to implement powerful measures to control the virus, such as requiring businesses to close throughout various areas of China and restricting public gatherings and certain travel within the country. Over the course of the pandemic, we took steps to adapt some of our marketing programs, such as relying on certain product promotions and webcast training, to overcome the physical restrictions imposed in response to the pandemic. In late 2022, the Chinese and Hong Kong governments took comprehensive steps to relax many of their COVID-19 control measures, although the cumulative effect of these disruptions materially negatively impacted our financial results from 2020 through 2022. This less restrictive business environment in China and Hong Kong continued throughout 2023 and 2024, and we have been able to sponsor in-person member events in China, Hong Kong and/or Macau during each quarter since the first quarter of 2023. We are continuing to plan and sponsor more such events consistent with normal operations. See “Item 1A. Risk Factors - Epidemics, natural disasters, terrorist attacks or acts of war…”.

 In addition to the fact that our Hong Kong subsidiary generates a substantial portion of our overall business, a significant number of our employees are based in Hong Kong. The political and economic landscape in Hong Kong has in recent years undergone significant change, largely due to the increasing influence of the Chinese government. This development, along with the impact of the COVID-19 pandemic, led us to cease conducting member meetings and events in Hong Kong for a period of time. We have since been able to substantially resume normal operations in Hong Kong, but Hong Kong's economy is now increasingly integrated with that of China. We relocated our corporate headquarters from Hong Kong to California in February 2025. It is unclear how changed circumstances in Hong Kong will in the future affect our business, but it is possible that the upheaval in Hong Kong's political and economic affairs or related consequences could adversely affect our future business, results of operations and financial condition. See “Item 1A. Risk Factors - Hong Kong's political and economic landscape has in recent years undergone significant change...”.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for fiscal 2024 and 2023, represented 41% and 42% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	26.0	25.4
Gross profit	74.0	74.6
Operating expenses:
Commissions expense	40.9	41.9
Selling, general and administrative expenses	36.1	36.5
Total operating expenses	77.0	78.4
Loss from operations	(3.0)	(3.8)
Other income, net	4.4	5.5
Income before income taxes	1.4	1.7
Income tax provision	0.1	0.4
Net income	1.3%	1.3%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2024		2023
Americas[1]	$2,680	6.2%	$3,364	7.7%
Hong Kong[2]	35,106	81.7	34,898	79.4
China	1,580	3.7	1,235	2.8
Taiwan	1,591	3.7	2,181	5.0
South Korea	154	0.4	164	0.4
Japan	292	0.7	450	1.0
Malaysia and Singapore	241	0.6	275	0.6
Russia and Kazakhstan	490	1.1	480	1.1
Europe	635	1.5	733	1.7
India	194	0.4	144	0.3
Total	$42,963	100.0%	$43,924	100.0%

1 United States, Canada, Mexico, Peru and Colombia.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

Net sales were $43.0 million for the year ended December 31, 2024 compared with $43.9 million a year ago, a decrease of $961,000, or 2%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, were almost the same as the prior year, increasing $208,000, or 1%, over the prior year. Outside of our Hong Kong business, net sales decreased $1.2 million, or 13%, over the prior year primarily due to decreased year-over-year net sales in our business in the Americas and Taiwan which were somewhat offset by an increase in year-over-year net sales in our Chinese e-commerce retail business. As of December 31, 2024, deferred revenue was $6.4 million, which primarily consisted of $4.9 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.5 million in auto ship advances.

Gross Profit

Gross profit was 74.0% of net sales for the year ended December 31, 2024 compared with 74.6% of net sales for the year ended December 31, 2023. The decline in gross profit margin was primarily attributable to higher costs related to our Premium Noni juice product.

Commissions Expense

Commissions were 40.9% of net sales for the year ended December 31, 2024 compared with 41.9% of net sales for the year ended December 31, 2023. The decline in commissions as a percentage of net sales was primarily due to lower weekly commissions earned during 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $15.5 million for the year ended December 31, 2024, as compared to $16.0 million for the year ended December 31, 2023. The decrease was primarily due to lower insurance and other general business expenses. Selling, general and administrative expenses as a percentage of net sales were modestly lower in the current year as compared to the prior year.

Other Income, Net

Other income decreased to $1.9 million for the year ended December 31, 2024, as compared to $2.4 million in the prior year. The decrease in other income was primarily due to less interest earned during 2024 as compared to the prior year.

Income Taxes

An income tax provision of $48,000 was recognized for the year ended December 31, 2024 compared with $177,000 for the year ended December 31, 2023. The tax provision for 2023 primarily resulted from the impact of Subpart F income inclusion, limitations on executive compensation under Internal Revenue Code Section 162(m), and income tax expense from various foreign jurisdictions. Our effective tax rate for the year ended December 31, 2024 was lower than in the year ended December 31, 2023 primarily because of reduced income in foreign operations during the year ended December 31, 2024.

Liquidity and Capital Resources

At December 31, 2024, our cash, cash equivalents and marketable securities totaled $43.9 million. Total cash, cash equivalents and marketable securities decreased by $12.2 million from December 31, 2023 to December 31, 2024 due to the dividends paid during 2024 and the payment of the repatriation tax on the deemed repatriation of deferred foreign income as required by the U.S. Tax Cuts and Jobs Act. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2024, we had $36.0 million in available-for-sale investments classified as either cash equivalents or marketable securities. In addition, cash and cash equivalents included $3.6 million held in banks located in China subject to foreign currency controls.

As of December 31, 2024, the ratio of current assets to current liabilities was 2.45 to 1.00 and we had $30.2 million of working capital. Working capital as of December 31, 2024 decreased $14.1 million compared to our working capital as of December 31, 2023.

Cash used in operations was $3.4 million and $4.3 million during 2024 and 2023, respectively. Income tax paid during April 2024 and 2023 for the repatriation tax on the deemed repatriation of deferred foreign income was $4.0 million and $3.0 million, respectively. Disregarding these payments, cash flows from operations improved $1.8 million primarily due to improved management of inventories and operating costs during 2024 as compared to the prior year, as well as a timing difference related to weekly commission outflows.

Cash used in investing activities totaled $30.1 million and $46,000 during 2024 and 2023, respectively. During 2024, were purchased $70.4 million in marketable securities with original maturities greater than three months, and as such, reflect these purchases as an investing activity. These purchases of marketable securities were offset by $40.4 million of proceeds received from maturities of marketable securities.

Cash used in financing activities during 2024 and 2023 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $9.2 million in each period. Subsequent to December 31, 2024, on February 3, 2025, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on February 28, 2025 to stockholders of record on February 18, 2025. We expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

In 2016, the Board of Directors authorized an increase to our stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require that we acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2024, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax. No repurchases were made under the stock repurchase program in 2024 or 2023.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURAL HEALTH TRENDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Natural Health Trends Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Health Trends Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, CA

February 21, 2025

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$13,533	$56,178
Marketable securities	30,407	—
Inventories	3,272	4,293
Other current assets	3,771	3,758
Total current assets	50,983	64,229
Property and equipment, net	190	266
Operating lease right-of-use assets	2,498	3,319
Restricted cash	34	39
Deferred tax asset	382	369
Other assets	1,272	869
Total assets	$55,359	$69,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$895	$990
Income taxes payable	4,908	3,716
Accrued commissions	2,021	2,067
Other accrued expenses	1,425	1,170
Deferred revenue	6,428	6,166
Amounts held in eWallets	3,286	3,945
Operating lease liabilities	1,127	1,146
Other current liabilities	709	784
Total current liabilities	20,799	19,984
Income taxes payable	—	5,054
Deferred tax liability	174	135
Operating lease liabilities	1,514	2,318
Total liabilities	22,487	27,491
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2024 and 2023	13	13
Additional paid-in capital	84,901	84,695
Accumulated deficit	(26,344)	(17,703)
Accumulated other comprehensive loss	(1,301)	(1,069)
Treasury stock, at cost; 1,466,339 and 1,462,641 shares at December 31, 2024 and 2023, respectively	(24,397)	(24,336)
Total stockholders’ equity	32,872	41,600
Total liabilities and stockholders’ equity	$55,359	$69,091

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023
Net sales	$42,963	$43,924
Cost of sales	11,178	11,175
Gross profit	31,785	32,749
Operating expenses:
Commissions expense	17,571	18,414
Selling, general and administrative expenses	15,513	16,006
Total operating expenses	33,084	34,420
Loss from operations	(1,299)	(1,671)
Other income, net	1,919	2,416
Income before income taxes	620	745
Income tax provision	48	177
Net income	$572	$568
Net income per common share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted-average number of common shares outstanding:
Basic	11,467	11,436
Diluted	11,490	11,456

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2024	2023
Net income	$572	$568
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(218)	(69)
Unrealized gains (losses) on available-for-sale securities	(14)	4
Comprehensive income	$340	$503

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2022	—	$—	12,979,414	$13	$86,102	$(9,056)	$(1,004)	(1,556,875)	$(25,904)	$50,151
Net income	—	—	—	—	—	568	—	—	—	568
Reissuance of treasury shares	—	—	—	—	(1,629)	—	—	97,900	1,629	—
Restricted stock forfeiture	—	—	—	—	61	—	—	(3,666)	(61)	—
Share-based compensation	—	—	—	—	161	—	—	—	—	161
Dividends declared, $0.80/share	—	—	—	—	—	(9,215)	—	—	—	(9,215)
Foreign currency translation adjustments	—	—	—	—	—	—	(69)	—	—	(69)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	4	—	—	4
BALANCE, December 31, 2023	—	—	12,979,414	13	84,695	(17,703)	(1,069)	(1,462,641)	(24,336)	41,600
Net income	—	—	—	—	—	572	—	—	—	572
Restricted stock forfeiture	—	—	—	—	61	—	—	(3,698)	(61)	—
Share-based compensation	—	—	—	—	145	—	—	—	—	145
Dividends declared, $0.80/share	—	—	—	—	—	(9,213)	—	—	—	(9,213)
Foreign currency translation adjustments	—	—	—	—	—	—	(218)	—	—	(218)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(14)	—	—	(14)
BALANCE, December 31, 2024	—	$—	12,979,414	$13	$84,901	$(26,344)	$(1,301)	(1,466,339)	$(24,397)	$32,872

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$572	$568
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	131	164
Net accretion of marketable securities	(441)	—
Share-based compensation	145	161
Noncash lease expense	1,087	1,109
Deferred income taxes	17	(178)
Changes in assets and liabilities:
Inventories	1,000	228
Other current assets	(113)	(452)
Other assets	(421)	(270)
Accounts payable	(94)	181
Income taxes payable	(3,862)	(3,299)
Accrued commissions	(19)	(866)
Other accrued expenses	271	(4)
Deferred revenue	245	565
Amounts held in eWallets	(672)	(947)
Operating lease liabilities	(1,151)	(1,119)
Other current liabilities	(62)	(119)
Net cash used in operating activities	(3,367)	(4,278)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57)	(46)
Purchases of marketable securities	(70,431)	—
Proceeds from maturities of marketable securities	40,413	—
Net cash used in investing activities	(30,075)	(46)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(9,213)	(9,215)
Net cash used in financing activities	(9,213)	(9,215)
Effect of exchange rates on cash, cash equivalents and restricted cash	5	10
Net decrease in cash, cash equivalents and restricted cash	(42,650)	(13,529)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	56,217	69,746
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$13,567	$56,217
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net	$3,958	$3,529
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$124	$147

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

The Company’s wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico, Peru and Colombia; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Malaysia and Singapore; South Korea; Japan; India; and Europe. The Company also operates in Russia and Kazakhstan through an engagement with a local service provider.

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

The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of December 31, 2024, there was $34,000 and $51,000 in bank accounts located in the United States and Hong Kong, respectively, in excess of insured limits. As of December 31, 2024, cash and cash equivalents included $3.6 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 5 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment, office software and capitalized internal-use software development costs and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are included in the statement of operations as selling, general and administrative expenses. Such expense totaled $131,000 and $164,000 during 2024 and 2023, respectively.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain intercompany balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $230,000 and $292,000 was recognized during 2024 and 2023, respectively.

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

Certain Risks and Concentrations

In contrast to the Company’s business in other parts of the world, the Company’s China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license and has also adopted anti-pyramid selling and multi-level marketing legislation. The Company previously submitted a preliminary application for a direct selling license in China, but in 2019 a Chinese governmental authority recommended that the Company withdraw its application. The Company operates an e-commerce direct selling platform in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties. In addition, through a Chinese entity, the Company sells products in China using an e-commerce retail platform. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate separately or in both.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim periods are required for periods within fiscal years beginning after December 15, 2024. The Company has adopted this guidance, which did not have an impact on its financial position, results of operations, or cash flows, although it did result in expanded reportable segment disclosures, which are included in Note 13 of the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 will be applied on a prospective basis and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU will be applied retrospectively and are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales. Sales returns were 1% of sales for each of 2024 and 2023.  No material changes in estimates have been recognized during the periods presented. See Note 4 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of  December 31, 2024 and 2023, the Company had $4.9 million and $4.4 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The increase in contract liabilities from December 31, 2023 to December 31, 2024 is primarily due to $4.9 million of cash received for unshipped product orders and unredeemed product vouchers during the year ended December 31, 2024 offset by $4.4 million of revenue recognized during the year ended December 31, 2024 that was included in contract liabilities at December 31, 2023. As of December 31, 2022, the Company had contract liabilities totaling $3.8 million which was recognized as revenue during 2023. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

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

3.     NET INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share
Basic net income per common share:
Net income available to common stockholders	$572	11,467	$0.05	$568	11,436	$0.05
Effect of dilutive securities:
Non-vested restricted stock	—	23		—	20
Diluted net income per common share:
Net income available to common stockholders plus assumed dilution	$572	11,490	$0.05	$568	11,456	$0.05

4.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2024	2023
Cash, cash equivalents and restricted cash:
Cash	$7,925	$8,971
Cash equivalents	5,608	47,207
	13,533	56,178
Restricted cash	34	39
	$13,567	$56,217

Inventories:
Finished goods	$2,770	$3,438
Raw materials	502	855
	$3,272	$4,293
Property and equipment:
Office equipment	$477	$456
Office software	1,029	979
Furniture and fixtures	241	243
Leasehold improvements	753	760
Construction in progress	—	40
Property and equipment, at cost	2,500	2,478
Accumulated depreciation and amortization	(2,310)	(2,212)
	$190	$266
Other accrued expenses:
Sales returns	$85	$81
Employee-related expense	656	668
Warehousing, inventory-related and other	684	421
	$1,425	$1,170
Deferred revenue:
Unshipped product and unredeemed product vouchers	$4,940	$4,417
Auto ship advances	1,488	1,749
	$6,428	$6,166

5.     FAIR VALUE MEASUREMENTS

As of December 31, 2024, cash and cash equivalents and marketable securities include the Company’s investments in money market funds, government and municipal debt securities, and corporate debt securities. Debt securities classified as cash equivalents are required to be accounted for in accordance with FASB Accounting Standards Codification 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2024 should be classified as available-for-sale and carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

Investments by category included in cash equivalents and marketable securities at the end of each period were as follows (in thousands):

		December 31, 2024			December 31, 2023
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Gains (Losses)	Fair Value
Money market funds	Level 1	$2,092	$—	$2,092	$213	$—	$213
Municipal debt securities	Level 2	3,458	—	3,458	1,426	1	1,427
Corporate debt securities	Level 2	30,491	(26)	30,465	45,580	(13)	45,567
Total investments		$36,041	$(26)	$36,015	$47,219	$(12)	$47,207

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

6.     LEASES

The Company leases 4,900 square feet of corporate office space in Rolling Hills Estates, California with a term expiring in September 2030, and 7,300 square feet of corporate office space in Hong Kong with a term expiring in June 2026. To help further develop the market for its products in North America, the Company leases 1,600 square feet of retail space in each of Rowland Heights, California and Richmond, British Columbia, and 2,000 square feet of retail space in Metuchen, New Jersey. The Rowland Heights, Richmond and Metuchen locations have terms expiring in November 2025, February 2027, and December 2028, respectively.

The Company leases seven branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia and the Cayman Islands. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third-party logistics contracts contain a lease, as the Company does not have the right to access the warehouses or move its inventories at will.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating leases	$1,279	$1,298
Short-term leases	143	150
Total lease cost	$1,422	$1,448

Cash paid for amounts included in the measurement of operating leases liabilities was $1.3 million for each of 2024 and 2023.

The weighted-average remaining lease term and discount rate related to operating leases as of December 31, 2024 were as follows:

Weighted-average remaining lease term (in years)	3.6
Weighted-average discount rate	4.3%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$1,155
2026	680
2027	315
2028	304
2029	213
Thereafter	162
Total lease payments	2,829
Less: imputed interest	(188)
Present value of lease liabilities	$2,641

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

7.     INCOME TAXES

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(993)	$(1,182)
Foreign	1,613	1,927
Income before income taxes	$620	$745

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current taxes:
Federal	$(24)	$73
State	11	13
Foreign	34	269
Total current taxes	21	355

Deferred taxes:
Federal	(83)	(4)
State	1	(5)
Foreign	109	(169)
Total deferred taxes	27	(178)
Income tax provision	$48	$177

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax at federal statutory rate	$130	$156
Section 162(m) limitation	58	94
Subpart F inclusion	43	68
Stock-based compensation	26	30
Other permanent differences	3	3
U.S. foreign income inclusions	(18)	90
Change in valuation allowance	89	67
Foreign rate differential	(293)	(334)
Other reconciling items	10	3
Income tax provision	$48	$177

Income before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2024	2023
Cayman Islands	—%	$1,535	$2,005
Hong Kong	16.5%	745	665
China	25.0%	(124)	48

Deferred income taxes consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$700	$600
Operating lease liabilities	325	384
Other	82	83
Total deferred tax assets	1,107	1,067
Valuation allowance	(391)	(302)
Net deferred tax assets	716	765

Deferred tax liabilities:
Operating lease assets	(297)	(356)
Foreign deferreds	(173)	(135)
Prepaids	(35)	(35)
Other	(3)	(5)
Total deferred tax liabilities	(508)	(531)
Net deferred tax assets	$208	$234

The effective income tax rate for the year ended December 31, 2024 includes estimates for foreign income inclusions such as global intangible low-taxed income (“GILTI”) and Subpart F income. The effect of permanent differences in 2024 and 2023 is mainly due to compensation-related limitations under Internal Revenue Code Section 162(m). As of December 31, 2024, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of December 31, 2024, the Company has a valuation allowance against deferred taxes in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of December 31, 2024, the Company has $390,000 of U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $457,000 that begin expiring in 2038. At December 31, 2024, the Company has foreign net operating loss carryforwards of approximately $2.3 million in various jurisdictions with various expirations.

As of December 31, 2024, income taxes payable for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government, totaled $5.1 million, with the final installment of eight total payments payable in April 2025.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion, as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of December 31, 2024, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of December 31, 2024 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2024.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey, Texas and various foreign jurisdictions. The Company is no longer subject to state income tax examinations for years prior to 2019. The Company is not aware of any jurisdictions that are currently examining any income tax returns of the Company.

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

9.     STOCK-BASED INCENTIVE PLANS

Restricted Stock

In 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At December 31, 2024, 1,129,047 shares remained available for issuance under the 2016 Plan.

On February 6, 2023, the Company granted 97,900 shares of restricted common stock to certain of its employees. The shares vest in equal parts on a quarterly basis over the next three years and are subject to forfeiture in the event of an employee's termination of service to the Company under specified circumstances.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2022	—	$—
Granted	97,900	$4.84
Vested	(31,914)	$4.84
Forfeited	(3,666)	$4.84
Nonvested at December 31, 2023	62,320	$4.84
Vested	(29,946)	$4.84
Forfeited	(3,698)	$4.84
Nonvested at December 31, 2024	28,676	$4.84

Share-based compensation expense of $145,000 and $161,000 was recognized during 2024 and 2023, respectively. As of December 31, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock was $132,000, which is expected to be recognized over a weighted-average period of 0.6 years.

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

On  February 7, 2023, the Company granted 212,937 phantom shares to certain of the Company’s employees and its non-employee directors. The phantom shares vest in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. Both of these vesting conditions were deemed satisfied on the grant date for the initial vesting increment. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must remain continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each performance period, the performance criteria designated by the Compensation Committee must be satisfied. The initial performance vesting condition will be designated by the Compensation Committee and will apply to all future performance periods, unless the Compensation Committee elects to change the performance vesting condition on a prospective basis. Future changes to the performance vesting condition must be made on or before the fifteenth day of any future performance period. If either vesting condition is not satisfied for a vesting date, then the phantom shares scheduled to vest on such date will be forfeited. These phantom shares are subject to a maximum payment value of $12.00 per phantom share. Of the phantom shares awarded in 2023, 186,320 phantom shares vested, no shares remain unvested, and 26,617 were forfeited as of December 31, 2024.

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

As a result of phantom shares, the Company recognized compensation expense related to the cash settlement of such shares of $475,000 and $551,000 during 2024 and 2023, respectively.

10.     STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each quarter of 2024 and 2023, totaling an aggregate of $9.2 million for each of 2024 and 2023. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2024, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for 2024 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2023	$(1,057)	$(12)	$(1,069)
Other comprehensive loss	(218)	(14)	(232)
Balance, December 31, 2024	$(1,275)	$(26)	$(1,301)

11.     RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Lucy Nduati, a director of the Company, has since 2013 served a number of companies controlled by George K. Broady and other Broady family members in a variety of roles focused on administration, accounting, finance, tax strategy and office management. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $36,000 and $46,000 during 2024 and 2023, respectively, under this agreement.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement terminates March 31, 2025, after which it shall be automatically renewed for successive one-year terms unless notice is given by either party at least 90 days in advance of the expiration of the then-current term.

12.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the month following the date of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2024 and 2023, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $78,000 and $75,000 for 2024 and 2023, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

13.    SEGMENT INFORMATION

The Company sells products to a member network that operates in a seamless manner from market to market, except for the China market where it sells to some consumers through an e-commerce retail platform, and the Russia and Kazakhstan market where the Company’s engagement of a third-party service provider results in a different economic structure than its other markets. Otherwise, the Company believes that all of its other operating segments have similar economic characteristics and are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. Therefore, the Company aggregates its other operating segments (including its Hong Kong operating segment) into a single reporting segment (the “Primary Reporting Unit”).

The Company’s CODM is its President, who reviews financial information presented on a geographic basis. The CODM primarily uses net sales, gross profit and operating profit in assessing segment performance and determining the allocation of resources. The CODM also uses gross profit for evaluating pricing strategy. The CODM is the primary individual in control of resource allocation, and the allocation determinations are generally made in consultation with senior management, which the CODM is a member. Segment operating income is adjusted for certain direct costs and commission allocations. The CODM also regularly reviews inventory information by operating segment in assessing segment performance and determining the allocation of resources.

The Company’s financial information by segment is as follows (in thousands):

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$40,893	$1,580	$490	$42,963	$42,209	$1,235	$480	$43,924
Cost of sales	10,658	292	228	11,178	10,699	274	202	11,175
Gross profit	30,235	1,288	262	31,785	31,510	961	278	32,749
Less:
Commissions expense[1]	17,305	—	266	17,571	18,130	—	284	18,414
Employee-related costs	3,629	950	48	4,627	3,458	900	45	4,403
Facility costs	1,191	155	14	1,360	1,193	175	13	1,381
Other segment items[2]	1,494	325	57	1,876	1,662	420	70	2,152
Segment income (loss) from operations	$6,616	$(142)	$(123)	6,351	$7,067	$(534)	$(134)	6,399
Reconciliation of income before income taxes:
Unallocated corporate expenses				(7,650)				(8,070)
Other income, net				1,919				2,416
Income before income taxes				$620				$745

1Our China subsidiary maintains an e-commerce retail platform and does not pay commissions.

2 Other segment items include credit card fees and assessments, marketing-related costs, professional fees and other business expenses.

The Company’s segment assets are as follows (in thousands):

	December 31, 2024				December 31, 2023
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Inventories	$2,422	$159	$36	$2,617	$2,991	$147	$27	$3,165
Other inventories and inventory-related deposits[1]				971				1,655
Other assets[2]				51,771				64,271
Total assets				$55,359				$69,091

1 Other inventories and inventory-related deposits pertain to the Company's trading company and are not specific to any of the Company's operating segments.

2 Other assets primarily include cash, cash equivalents and marketable securities, but also includes all other current and noncurrent assets.

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net sales from external customers:
United States	$1,044	$1,157
Canada	535	710
Peru and Colombia	1,101	1,497
Hong Kong[1]	35,106	34,898
China	1,580	1,235
Taiwan	1,591	2,181
Japan	292	450
Russia and Kazakhstan	490	480
Europe	635	733
Other foreign countries	589	583
Total net sales	$42,963	$43,924

1 Substantially all of the Company's Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net sales by product and service:
Product sales	$41,729	$42,108
Administrative fees, freight and other	1,544	2,014
Less: sales returns	(310)	(198)
Total net sales	$42,963	$43,924

Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived tangible assets as well as the Company's operating lease right-of-use assets by geographic area are as follows (in thousands):

	December 31,
	2024	2023
Long-lived assets:
United States	$1,425	$1,754
Hong Kong	828	1,350
China	164	216
Other foreign countries	271	265
Total long-lived assets	$2,688	$3,585

14.     SUBSEQUENT EVENT

On February 3, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on February 28, 2025 to stockholders of record on February 18, 2025. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2024 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024.

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
3.1

Certificate of Incorporation of Natural Health Trends Corp. dated March 21, 2005, Certificate of Amendment to the Certificate of Incorporation dated May 15, 2020, and Certificate of Amendment to the Certificate of Incorporation dated May 14, 2024 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on July 31, 2024).

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

+10.6	Natural Health Trends Corp. Annual Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Appendix A to Definitive Proxy Statement filed on March 4, 2016).
+10.7	Natural Health Trends Corp. Phantom Equity Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 5, 2021).
+10.8	Form of Phantom Share Agreement under the Phantom Equity Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 5, 2021).
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

19.1	Natural Health Trends Corp. Insider Trading Policy as amended November 15, 2024 (filed herewith).
21.1	Subsidiaries of Natural Health Trends Corp. (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97.1	Natural Health Trends Corp. Compensation Recovery Policy dated October 2, 2023 (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on February 28, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: February 21, 2025	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	February 21, 2025
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	February 21, 2025
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	February 21, 2025
Randall A. Mason

/s/ Yiu T. Chan	Director	February 21, 2025
Yiu T. Chan

/s/ Lucy N. Nduati	Director	February 21, 2025
Lucy N. Nduati

/s/ Ching C. Wong	Director	February 21, 2025
Ching C. Wong