Form 10-Q
period 2025-03-31
NATURAL HEALTH TRENDS CORP
filed 2025-04-30
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

At April 25, 2025, the number of shares outstanding of the registrant’s common stock was 11,513,075 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

March 31, 2025

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

For a summary of certain risks related to our business, see “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which includes the following:

•	Changes in government trade and economic policies, including the imposition of tariffs and other restrictive trade policies, and ongoing political and economic disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition;
•

Because our Hong Kong operations account for a substantial portion of our overall business, and substantially all of our Hong Kong business is derived from the sale of products to members in China, any material adverse change in our business relating to either Hong Kong or China would likely have a material adverse impact on our overall business;

•	Hong Kong’s political and economic landscape has in recent years undergone significant change, and this upheaval or related consequences could negatively impact our business and financial performance;
•	We experienced negative operating cash flows during the years ended December 31, 2024, 2023 and 2022, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. Unless our operating cash flows improve, this negative financial performance could have a material adverse effect on our business and our stock price;
•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;
•	Our business and financial performance may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment;
•	We are subject to risks relating to product concentration and lack of revenue diversification;
•	Epidemics, natural disasters, terrorist attacks or acts of war or hostility may seriously harm our business;
•	The high level of competition in our industry could adversely affect our business;
•	Failure of new products to gain member and market acceptance could harm our business;
•	We rely on a limited number of independent third parties to manufacture and supply our products on a timely basis;
•	Growth may be impeded by the political and economic risks of entering and operating in foreign markets;
•	Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business and the market price of our common stock;
•	We could be adversely affected by management changes or an inability to attract and retain key management, directors and consultants;
•	Our continuing loss of a significant number of members is adversely affecting our business, and if we cannot stabilize or increase the number of members our business could be further negatively impacted;
•	Although virtually all of our members are independent contractors, improper member actions that violate laws or regulations could harm our business;
•	An increase in the amount of compensation paid to members would reduce profitability;
•	We may be held responsible for certain taxes or assessments relating to the activities of our members and service providers, which could harm our financial condition and operating results;
•	Our business in China is subject to compliance with a myriad of applicable laws and regulations, and any actual or alleged violations of those laws or government actions otherwise directed at us could have a material adverse impact on our business and the value of our company;
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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,688	$13,533
Marketable securities	20,210	30,407
Inventories	2,815	3,272
Other current assets	4,093	3,771
Total current assets	48,806	50,983
Property and equipment, net	176	190
Operating lease right-of-use assets	2,353	2,498
Restricted cash	34	34
Deferred tax asset	385	382
Other assets	1,425	1,272
Total assets	$53,179	$55,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$968	$895
Income taxes payable	4,915	4,908
Accrued commissions	1,826	2,021
Other accrued expenses	1,180	1,425
Deferred revenue	6,921	6,428
Amounts held in eWallets	3,296	3,286
Operating lease liabilities	1,115	1,127
Other current liabilities	522	709
Total current liabilities	20,743	20,799
Deferred tax liability	173	174
Operating lease liabilities	1,381	1,514
Total liabilities	22,297	22,487
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at March 31, 2025 and December 31, 2024	13	13
Additional paid-in capital	84,935	84,901
Accumulated deficit	(28,525)	(26,344)
Accumulated other comprehensive loss	(1,144)	(1,301)
Treasury stock, at cost; 1,466,339 shares at March 31, 2025 and December 31, 2024	(24,397)	(24,397)
Total stockholders’ equity	30,882	32,872
Total liabilities and stockholders’ equity	$53,179	$55,359

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2025	2024
Net sales	$10,737	$10,951
Cost of sales	2,832	2,912
Gross profit	7,905	8,039
Operating expenses:
Commissions expense	4,488	4,486
Selling, general and administrative expenses	3,762	3,918
Total operating expenses	8,250	8,404
Loss from operations	(345)	(365)
Other income, net	465	563
Income before income taxes	120	198
Income tax provision (benefit)	(2)	10
Net income	$122	$188
Net income per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Weighted average common shares outstanding:
Basic	11,486	11,456
Diluted	11,491	11,474

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$122	$188
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	148	(114)
Unrealized gains (losses) on available-for-sale securities	9	(38)
Comprehensive income	$279	$36

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Three months ended March 31, 2025

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2024	—	$—	12,979,414	$13	$84,901	$(26,344)	$(1,301)	(1,466,339)	$(24,397)	$32,872
Net income	—	—	—	—	—	122	—	—	—	122
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	148	—	—	148
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	9	—	—	9
BALANCE, March 31, 2025	—	$—	12,979,414	$13	$84,935	$(28,525)	$(1,144)	(1,466,339)	$(24,397)	$30,882

Three months ended March 31, 2024

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2023	—	$—	12,979,414	$13	$84,695	$(17,703)	$(1,069)	(1,462,641)	$(24,336)	$41,600
Net income	—	—	—	—	—	188	—	—	—	188
Share-based compensation	—	—	—	—	37	—	—	—	—	37
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(114)	—	—	(114)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(38)	—	—	(38)
BALANCE, March 31, 2024	—	$—	12,979,414	$13	$84,732	$(19,818)	$(1,221)	(1,462,641)	$(24,336)	$39,370

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122	$188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30	35
Net accretion of marketable securities	(113)	—
Share-based compensation	34	37
Noncash lease expense	275	272
Deferred income taxes	(2)	(32)
Changes in assets and liabilities:
Inventories	465	(640)
Other current assets	182	189
Other assets	(154)	(101)
Accounts payable	73	(239)
Income taxes payable	7	42
Accrued commissions	(214)	212
Other accrued expenses	(259)	191
Deferred revenue	501	1,029
Amounts held in eWallets	12	(208)
Operating lease liabilities	(281)	(284)
Other current liabilities	(194)	(142)
Net cash provided by operating activities	484	549
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16)	(11)
Purchases of marketable securities	(17,378)	(28,514)
Proceeds from maturities of marketable securities	27,365	—
Net cash provided by (used in) investing activities	9,971	(28,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,303)	(2,303)
Net cash used in financing activities	(2,303)	(2,303)
Effect of exchange rates on cash, cash equivalents and restricted cash	3	(76)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,155	(30,355)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	13,567	56,217
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$21,722	$25,862
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$79	$251

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2024 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 21, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased and have insignificant interest rate risk to be cash equivalents. The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of March 31, 2025, there was $702,000 in bank accounts located in Hong Kong in excess of insured limits. As of March 31, 2025, cash and cash equivalents included $3.2 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 4 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

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

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2025			2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per common share:
Net income available to common stockholders	$122	11,486	$0.01	$188	11,456	$0.02
Effect of dilutive securities:
Non-vested restricted stock	—	5		—	18
Diluted net income per common share:
Net income available to common stockholders plus assumed dilution	$122	11,491	$0.01	$188	11,474	$0.02

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and requires disclosure of income taxes paid both in the United States and foreign jurisdictions. The amendments in ASU 2023-09 will be applied on a prospective basis and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance on its financial statements.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 6% of sales.  Sales returns were 1% of sales for each of the three months ended March 31, 2025 and 2024.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of March 31, 2025 and December 31, 2024, the Company had $5.4 million and $4.9 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The increase in contract liabilities from  December 31, 2024 to  March 31, 2025 is primarily due to $3.5 million of cash received for unshipped product orders and unredeemed product vouchers during the three months ended March 31, 2025 offset by $3.0 million of revenue recognized during the period that was included in contract liabilities at  December 31, 2024. As of  December 31, 2023, the Company had contract liabilities totaling $4.4 million of which $3.1 million was recognized as revenue during the three months ended March 31, 2024. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales	$10,532	$10,631
Administrative fees, freight and other	277	401
Less: sales returns	(72)	(81)
Total net sales	$10,737	$10,951

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three months ended March 31, 2025 and 2024. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash:
Cash	$7,789	$7,925
Cash equivalents	13,899	5,608
	21,688	13,533
Restricted cash	34	34
	$21,722	$13,567
Inventories:
Finished goods	$2,292	$2,770
Raw materials	523	502
	$2,815	$3,272
Other accrued expenses:
Sales returns	$68	$85
Employee-related expense	470	656
Warehousing, inventory-related and other	642	684
	$1,180	$1,425
Deferred revenue:
Unshipped product and unredeemed product vouchers	$5,451	$4,940
Auto ship advances	1,470	1,488
	$6,921	$6,428

4. FAIR VALUE MEASUREMENTS

As of March 31, 2025, cash and cash equivalents and marketable securities include the Company’s investments in money market funds, government and municipal debt securities, and corporate debt securities. Debt securities are required to be accounted for in accordance with the FASB ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at March 31, 2025 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents and marketable securities at the end of each period were as follows (in thousands):

		March 31, 2025			December 31, 2024
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$7,873	$—	$7,873	$2,092	$—	$2,092
Municipal debt securities	Level 2	8,746	(2)	8,744	3,458	—	3,458
Corporate debt securities	Level 2	17,507	(15)	17,492	30,491	(26)	30,465
Total investments		$34,126	$(17)	$34,109	$36,041	$(26)	$36,015

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

The Company leases seven branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia, India, Colombia and the Cayman Islands. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third-party logistics contracts contain a lease, as the Company does not have the right to access the warehouses or move its inventories at will.

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating leases	$308	$325
Short-term leases	33	36
Total lease cost	$341	$361

Cash paid for amounts included in the measurement of operating lease liabilities was $309,000 and $320,000 for the three months ended March 31, 2025 and 2024, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of March 31, 2025 were as follows:

Weighted-average remaining lease term (in years)	3.5
Weighted-average discount rate	4.4%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Remainder of 2025	$885
2026	730
2027	369
2028	306
2029	213
Thereafter	162
Total lease payments	2,665
Less: imputed interest	(169)
Present value of lease liabilities	$2,496

For all asset classes, the Company elected not to recognize assets or liabilities at the acquisition date for leases that, at the acquisition date, have a remaining lease term of 12 months or less. Additionally, for all asset classes, the Company has chosen not to separate nonlease components from lease components and instead accounts for the combined lease and nonlease components associated with that lease component as a single lease component.

6. INCOME TAXES

The effective income tax rate for the three months ended March 31, 2025 includes estimates for foreign income inclusions such as global intangible low-taxed income (“GILTI”) and Subpart F income, as well as prior year foreign return to provision true-ups. As of March 31, 2025, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that they are more likely than not to realize the tax benefits of their deferred assets. As of March 31, 2025, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of March 31, 2025, the Company has $390,000 of U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $457,000 that begin expiring in 2038. At March 31, 2025, the Company has foreign net operating loss carryforwards of approximately $2.3 million in various jurisdictions with various expirations.

As of March 31, 2025, income taxes payable for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government, totaled $5.1 million, with the final installment of eight total payments paid in April 2025.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings not deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of March 31, 2025, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of March 31, 2025 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2025.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

In 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At March 31, 2025, 1,129,047 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2024	28,676	$4.84
Vested	(7,178)	$4.84
Nonvested at March 31, 2025	21,498	$4.84

Share-based compensation expense of $34,000 and $37,000 was recognized during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized share-based compensation expense related to non-vested restricted stock was $98,000, which is expected to be recognized over a weighted-average period of 0.5 years.

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

On February 7, 2023, the Company granted 212,937 phantom shares to certain of the Company’s employees and its non-employee directors. The phantom shares vested in eight equal three-month vesting increments, subject to the satisfaction of both a time-based vesting condition and a performance vesting condition. Both of these vesting conditions were deemed satisfied on the grant date for the initial vesting increment. In order for the time-based vesting condition to be satisfied for each vesting period, the grantee must have remained continuously employed by, or be otherwise continuously providing services to, the Company through the end of the vesting period, and in order for the performance vesting condition to be satisfied for each performance period, the performance criteria designated by the Compensation Committee must have been satisfied. The initial performance vesting condition was designated by the Compensation Committee and applied to all future performance periods. If either vesting condition was not satisfied for a vesting date, then the phantom shares scheduled to vest on such date were forfeited. These phantom shares were subject to a maximum payment value of $12.00 per phantom share. Of the phantom shares awarded in 2023, 186,320 phantom shares vested and 26,617 were forfeited.

The phantom share awards are accounted for as liabilities in accordance with FASB ASC Topic 718,  Compensation –  Stock Compensation since they require cash settlement. The grant date of each vesting increment will be established when the Company and the grantees reach a mutual understanding of the key terms and conditions of an award, which is the date upon which each performance vesting condition is communicated to the grantees. Compensation expense is recognized over the requisite service period if it is probable that the performance vesting condition will be achieved. The fair value of the liability incurred is remeasured at the end of each reporting period with any changes in fair value recognized as compensation expense over the requisite service period. No compensation expense was recognized by the Company related to the cash settlement of such phantom shares during the three months ended March 31, 2024 .

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.20 per common share during the first quarter of 2025 and 2024, totaling $2.3 million for each quarter. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of March 31, 2025, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first three months of 2025 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2024	$(1,275)	$(26)	$(1,301)
Other comprehensive income	148	9	157
Balance, March 31, 2025	$(1,127)	$(17)	$(1,144)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Lucy Nduati, a director of the Company, has since 2013 served a number of companies controlled by George K. Broady and other Broady family members in a variety of roles focused on administration, accounting, finance, tax strategy and office management. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $9,000 during each of the three-month periods ended March 31, 2025 and 2024 under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement was set to terminate on  March 31, 2025; however, as neither party provided the required 90-day advance notice, it has automatically renewed for an additional one-year term in accordance with its provisions.

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

The Company’s financial information by segment is as follows (in thousands):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$10,406	$234	$97	$10,737	$10,466	$384	$101	$10,951
Cost of sales	2,727	48	57	2,832	2,790	73	49	2,912
Gross profit	7,679	186	40	7,905	7,676	311	52	8,039
Less:
Commissions expense[1]	4,435	—	53	4,488	4,428	—	58	4,486
Employee-related costs	841	233	12	1,086	940	258	16	1,214
Facility costs	285	35	3	323	297	42	4	343
Other segment items[2]	445	64	12	521	385	105	14	504
Segment income (loss) from operations	$1,673	$(146)	$(40)	1,487	$1,626	$(94)	$(40)	1,492
Reconciliation of income before income taxes:
Unallocated corporate expenses				(1,832)				(1,857)
Other income, net				465				563
Income before income taxes				$120				$198

1 Our China subsidiary maintains an e-commerce retail platform and does not pay commissions.

2 Other segment items include credit card fees and assessments, marketing-related costs, professional fees and other business expenses.

The Company's segment assets are as follows (in thousands):

	March 31, 2025				December 31, 2024
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Inventories	$1,926	$162	$81	$2,169	$2,422	$159	$36	$2,617
Other inventories and inventory-related deposits[1]				871				971
Other assets[2]				50,139				51,771
Total assets				$53,179				$55,359

1 Other inventories and inventory-related deposits pertain to the Company's trading company and are not specific to any of the Company's operating segments.

2 Other assets primarily include cash, cash equivalents and marketable securities, but also includes all other current and noncurrent assets.

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net sales from external customers:
United States	$286	$262
Canada	101	111
Peru and Colombia	249	220
Hong Kong[1]	9,123	9,174
China	234	384
Taiwan	322	337
Japan	64	66
Malaysia and Singapore	50	53
Russia and Kazakhstan	97	101
Europe	150	152
Other foreign countries	61	91
Total net sales	$10,737	$10,951

1 Substantially all of the Company's Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

12. SUBSEQUENT EVENTS

On April 1, 2025, awards for 223,307 phantom shares were granted to the Company’s employees and its non-employee directors. Each award has a vesting period of two years, with 12.5% of the award eligible to vest in each of the eight calendar quarters during the vesting period, beginning with the second quarter of 2025, subject to satisfaction of the conditions outlined below. For awards to vest as to a particular quarter, the employee or director must be continuously employed by (or in the case of directors, providing services to) the Company for the entire quarter. The awards are subject to a maximum payment value of $12.00 per phantom share, and the grantees are not entitled to any dividend or dividend equivalent payments with respect to the awards. As a condition to the grant of the awards to each employee grantee, the grantee agreed not to sell or otherwise transfer any shares of the Company’s common stock held by him or her until all phantom shares subject to the award are vested or forfeited.

One-half of the award eligible to vest in each calendar quarter (the “Financial Results-Based Award”, representing 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if the Company attains positive operating profit for the quarter of at least $150,000. If these conditions are not met, the Financial Results-Based Award for the quarter will be forfeited. The other half of the award eligible to vest in each calendar quarter (the “Stock Appreciation-Based Award”, or 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if two additional conditions are satisfied: (a) a stock appreciation condition, which will be satisfied if the average closing price of the Company’s common stock over the last month of the applicable quarter exceeds the average closing price of the Company’s common stock over the last month of the previous calendar year; and (b) an additional financial performance condition, which will be satisfied if the Company attains positive operating profit for the quarter of at least $300,000. If the stock appreciation condition is not met for the applicable quarter, the Stock Appreciation-Based Award for the quarter will be forfeited. If the stock appreciation condition is met for this portion of the award but the additional financial performance condition is not met for the quarter, the Stock Appreciation-Based Award for the quarter will not be forfeited but will be carried forward to a future quarter during the two-year vesting period of the award. Any portion of an award carried forward may vest at the end of a subsequent quarter during the two-year vesting period if the Company’s operating profit for that quarter exceeds by $150,000 the sum of (a) the amount necessary to satisfy the Financial Results-Based Award for the quarter (i.e. $150,000), (b) the additional amount, if any, used to satisfy the additional financial performance condition for a Stock Appreciation-Based Award that vests for the quarter (i.e., $150,000 if the current quarter’s Stock Appreciation-Based Award vests, or $0 if it does not vest) and (c) the additional amount, if any used to satisfy the vesting conditions of any other carried-forward awards to which this test is previously applied.

On April 28, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on May 23, 2025 to stockholders of record on May 13, 2025. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of March 31, 2025, we were conducting business through 30,180 active members, compared to 30,870 at December 31, 2024 and 31,620 at March 31, 2024. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 94% of our net sales from subsidiaries located outside the Americas, with sales of our Hong Kong subsidiary representing 85% of net sales in our latest fiscal quarter. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, trade policy, inflation rates, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our business for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and more specifically under the captions “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Hong Kong’s political and economic landscape has in recent years undergone significant change...”, and “Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that in the first quarter of 2025 generated approximately 85% of our revenue, substantially all of which was derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we also operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China, but withdrew our application in 2019 upon the recommendation of a Chinese governmental authority. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

In addition to the fact that our Hong Kong subsidiary generates a substantial portion of our overall business, a significant number of our employees are based in Hong Kong. The political and economic landscape in Hong Kong has in recent years undergone significant change, largely due to the increasing influence of the Chinese government. This development, along with the impact of the COVID-19 pandemic, led us to cease conducting member meetings and events in Hong Kong for a period of time. We have since been able to substantially resume normal operations in Hong Kong, but Hong Kong's economy is now increasingly integrated with that of China. We relocated our corporate headquarters from Hong Kong to California in February 2025. It is unclear how changed circumstances in Hong Kong will in the future affect our business, but it is possible that the upheaval in Hong Kong's political and economic affairs or related consequences could adversely affect our future business, results of operations and financial condition. See “Item 1A. Risk Factors - Hong Kong's political and economic landscape has in recent years undergone significant change...” in our most recent Annual Report on Form 10-K.

In the first quarter of 2025, the U.S. announced and/or implemented significant new tariffs on imports from a wide range of countries, particularly China. While the U.S. has taken steps to delay the implementation of certain of these tariffs against many countries, significant new tariffs on goods imported from China were not included in the delay. Recently, in response to the U.S. tariffs on Chinese imports, China raised its duties on imported U.S. goods to 124%. The Company does not believe that its first quarter 2025 financial results were materially affected by these developments. Assuming the tariffs remain in place, the Company may begin to see the effect of higher duties on restocking later this year. The likely short term impact of the tariffs is difficult to predict with any certainty, however. We may need to impose a surcharge on products sold into China, and the imposition of such a surcharge may have a negative effect on sales volumes into China. In the longer term, the Company is exploring the sourcing of certain of its products currently manufactured in the United States to other jurisdictions, including in Asia, in order to mitigate the effect of U.S. and reciprocal tariffs. If successfully implemented, this transition may result in savings in logistics, freight and manufacturing cost, but may also carry certain short-term expenses, including the cost of reregistration of products in certain jurisdictions. The Company is actively evaluating its options and the impact of trade policy changes on future quarters remains uncertain. In addition, it is difficult to predict the effect of general consumer sentiment in China toward the Company’s products as a result of the trade policies adopted by the United States and China. See Part II, “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first three months of 2025 and 2024, represented 42% and 41% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	26.4	26.6
Gross profit	73.6	73.4
Operating expenses:
Commissions expense	41.8	41.0
Selling, general and administrative expenses	35.0	35.8
Total operating expenses	76.8	76.8
Loss from operations	(3.2)	(3.4)
Other income, net	4.3	5.2
Income before income taxes	1.1	1.8
Income tax provision (benefit)	(0.0)	0.1
Net income	1.1%	1.7%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025		2024
Americas[1]	$636	5.9%	$593	5.4%
Hong Kong[2]	9,123	85.0	9,174	83.8
China	234	2.2	384	3.5
Taiwan	322	3.0	337	3.1
South Korea	32	0.3	43	0.4
Japan	64	0.6	66	0.6
Malaysia and Singapore	50	0.4	53	0.5
Russia and Kazakhstan	97	0.9	101	0.9
Europe	150	1.4	152	1.4
India	29	0.3	48	0.4
Total	$10,737	100.0%	$10,951	100.0%

1 United States, Canada, Mexico, Peru and Colombia.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $10.7 million for the three months ended March 31, 2025 compared with $11.0 million for the comparable period a year ago, a decrease of $214,000, or 2%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, were almost the same for each of the three-month periods, decreasing $51,000, or less than 1%, over the comparable period a year ago. Outside of our Hong Kong business, net sales decreased $163,000, or 9%, over the comparable three-month period a year ago, primarily due to the decreased quarter-over-quarter net sales in our Chinese e-commerce retail business. As of March 31, 2025, deferred revenue was $6.9 million, which consisted of $5.4 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.5 million in auto ship advances.

Gross Profit

Gross profit was 73.6% of net sales for the three months ended March 31, 2025, a slight improvement compared with 73.4% of net sales for the three months ended March 31, 2024.

Commissions Expense

Commissions were 41.8% of net sales for the three months ended March 31, 2025 compared with 41.0% of net sales for the three months ended March 31, 2024. The increase in commissions as a percentage of net sales during the three-month period ended March 31, 2025 was primarily due to higher weekly commissions earned by our members during the first quarter of 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $156,000 to $3.8 million for the three months ended March 31, 2025 as compared with $3.9 million for the three months ended March 31, 2024. The decrease was primarily due to lower employee-related expenses. Selling, general and administrative expenses as a percentage of net sales for the three-month period ended March 31, 2025 were modestly lower as compared with the same period a year ago.

Other Income, Net

Other income was $465,000 for the three months ended March 31, 2025 compared with $563,000 in the same period a year ago. The decrease was primarily due to less interest income earned during the current year period.

Income Taxes

An income tax benefit of $2,000 and an income tax provision of $10,000 were recognized during the three months ended March 31, 2025 and 2024, respectively. The tax provision during each of the three-month periods ended March 31, 2025 and 2024 primarily resulted from foreign income inclusions, such as global intangible low-taxed income (“GILTI”) and Subpart F income, and year-to-date consolidated income through March 31, 2025 and 2024, respectively, as well as prior year foreign return to provision true-ups.

Liquidity and Capital Resources

At March 31, 2025, our cash, cash equivalents and marketable securities totaled $41.9 million. Total cash, cash equivalents and marketable securities decreased by $2.0 million from December 31, 2024 to March 31, 2025 due to the dividends paid during the first three months of 2025. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2025, we had $34.1 million in available-for-sale investments classified as either cash equivalents or marketable securities. In addition, cash and cash equivalents included $3.2 million held in banks located within China subject to foreign currency controls.

As of March 31, 2025, the ratio of current assets to current liabilities was 2.4 to 1.0 and we had $28.1 million of working capital. Working capital as of March 31, 2025 decreased $2.1 million compared to our working capital as of December 31, 2024.

Cash provided by operations was $484,000 for the first three months of 2025, compared to $549,000 provided by operations for the first three months of 2024.

Cash flows provided by investing activities totaled $10.0 million during the first three months of 2025 compared with cash flows used in investing activities of $28.5 million during the first three months a year ago. During the first three months of 2025, we purchased $17.4 million in marketable securities with original maturities greater than three months, and as such, reflect these purchases as an investing activity. These purchases of marketable securities were offset by $27.4 million of proceeds received from maturities of marketable securities.

Cash flows used in financing activities during the first three months of 2025 and 2024 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $2.3 million in each period. Subsequent to March 31, 2025, on April 28, 2025, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on May 23, 2025 to stockholders of record on May 13, 2025. We expect to continue paying a quarterly cash dividend of $0.20 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of March 31, 2025, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

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

For a detailed discussion of our significant accounting policies and related judgments, see Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2024 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 21, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under smaller reporting company disclosure rules.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.

Changes in government trade and economic policies, including the imposition of tariffs and other restrictive trade policies, and ongoing political and economic disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition.

Since President Trump's re-election in 2024, tariffs on imports to the United States have become an increasingly significant component of U.S. trade policy. In the first quarter of 2025, the U.S. announced and/or implemented significant new tariffs on imports from a wide range of countries, particularly China, which has prompted retaliatory tariffs by a number of countries and a cycle of further tariffs by both the U.S. and other countries. In April 2025, the U.S. took certain steps to delay the effective date of certain of these tariffs against many countries, but as of the date of this report significant new tariffs remain in effect, including significant reciprocal tariffs between the U.S. and China, where a substantial portion of our products are sold. Recently, China raised its duties on imported U.S. goods to 124%, while U.S. tariffs on Chinese imports include a 125% “reciprocal” tariff, a 20% tariff characterized as addressing the fentanyl crisis and additional tariffs on specific goods. U.S. trade policies can change quickly, and the extent and duration of tariffs and other trade barriers are difficult to predict. These developments, together with the threat of additional tariffs and other restrictive trade policies and the uncertainties they create, may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, adversely affect trade and economic relations between China and the United States. Specifically, we may incur additional costs in the future in connection with shipments of products into China, particularly from the U.S. We may not be able to recover these additional costs through a surcharge. To the extent we are able to contract for products that are currently made in the U.S. to be manufactured elsewhere in order to mitigate the effect of these tariffs, we may incur additional transition costs including the cost of product reregistraton. Assuming these trade policies remain in place, their effect on our future operating results remains uncertain. Apart from the direct cost of tariffs, the ongoing trade dispute may also have an impact on Chinese discretionary spending and consumer sentiment toward products made or perceived to be made in the U.S., which may have an impact on demand for our products.

Apart from trade policy, tensions between the United States and China have increased in recent years as a result of disputes in other areas including intellectual property, cybersecurity and data privacy. Tensions became particularly acute following the China legislature’s passage of a national security law in 2020 that changed the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law criminalizes secessionist activities, subversion, terrorism, and collusion with a foreign country or with external elements to endanger national security in Hong Kong. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China, and the United States has enacted sanctions against certain persons related to China's governance of Hong Kong. China has responded in kind.  These and other recent actions reflect an escalation in political and economic tensions involving the United States, China and Hong Kong, which could harm our business. A continued deterioration in these political or economic relations or other future unforeseen problems could disrupt our China and Hong Kong business (including our Hong Kong office and employees), adversely affect the distribution of our products, reduce our net sales, increase the cost of conducting our operations, or result in retaliatory actions against U.S. interests, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

+10.1	Form of Phantom Share Agreement under the Phantom Equity Plan
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: April 30, 2025	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)