Form 10-Q
period 2025-09-30
NATURAL HEALTH TRENDS CORP
filed 2025-11-05
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

At October 31, 2025, the number of shares outstanding of the registrant’s common stock was 11,513,075 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

September 30, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, in particular “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this report, the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act. These statements represent our expectations or beliefs concerning, among other things, future revenue, earnings, growth strategies, new products and initiatives, dividend policies, future operations and operating results, and future business and market opportunities.

Forward-looking statements in this report speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on certain assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein.

For a summary of certain risks related to our business, see “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, which include the following:

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,336	$13,533
Marketable securities	17,672	30,407
Inventories	2,154	3,272
Other current assets	3,726	3,771
Total current assets	37,888	50,983
Property and equipment, net	170	190
Operating lease right-of-use assets	2,031	2,498
Restricted cash	35	34
Deferred tax asset	246	382
Other assets	1,881	1,272
Total assets	$42,251	$55,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,011	$895
Income taxes payable	7	4,908
Accrued commissions	1,751	2,021
Other accrued expenses	1,484	1,425
Deferred revenue	6,011	6,428
Amounts held in eWallets	2,977	3,286
Operating lease liabilities	991	1,127
Other current liabilities	523	709
Total current liabilities	14,755	20,799
Deferred tax liability	173	174
Operating lease liabilities	1,175	1,514
Total liabilities	16,103	22,487
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at September 30, 2025 and December 31, 2024	13	13
Additional paid-in capital	85,004	84,901
Accumulated deficit	(33,547)	(26,344)
Accumulated other comprehensive loss	(925)	(1,301)
Treasury stock, at cost; 1,466,339 shares at September 30, 2025 and December 31, 2024	(24,397)	(24,397)
Total stockholders’ equity	26,148	32,872
Total liabilities and stockholders’ equity	$42,251	$55,359

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$9,477	$10,691	$30,027	$32,117
Cost of sales	2,490	2,765	7,880	8,376
Gross profit	6,987	7,926	22,147	23,741
Operating expenses:
Commissions expense	3,876	4,333	12,376	13,022
Selling, general and administrative expenses	3,606	3,868	10,944	11,597
Total operating expenses	7,482	8,201	23,320	24,619
Loss from operations	(495)	(275)	(1,173)	(878)
Other income, net	206	441	1,019	1,523
Income (loss) before income taxes	(289)	166	(154)	645
Income tax provision	142	131	140	249
Net income (loss)	$(431)	$35	$(294)	$396
Net income (loss) per common share:
Basic	$(0.04)	$0.00	$(0.03)	$0.03
Diluted	$(0.04)	$0.00	$(0.03)	$0.03
Weighted average common shares outstanding:
Basic	11,500	11,471	11,493	11,464
Diluted	11,500	11,490	11,493	11,488

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(431)	$35	$(294)	$396
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(19)	252	358	102
Unrealized gains on available-for-sale securities	10	37	18	7
Comprehensive income (loss)	$(440)	$324	$82	$505

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Nine months ended September 30, 2025

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2024	—	$—	12,979,414	$13	$84,901	$(26,344)	$(1,301)	(1,466,339)	$(24,397)	$32,872
Net income	—	—	—	—	—	122	—	—	—	122
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	148	—	—	148
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	9	—	—	9
BALANCE, March 31, 2025	—	—	12,979,414	13	84,935	(28,525)	(1,144)	(1,466,339)	(24,397)	30,882
Net income	—	—	—	—	—	15	—	—	—	15
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	229	—	—	229
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(1)	—	—	(1)
BALANCE, June 30, 2025	—	—	12,979,414	13	84,969	(30,813)	(916)	(1,466,339)	(24,397)	28,856
Net loss	—	—	—	—	—	(431)	—	—	—	(431)
Share-based compensation	—	—	—	—	35	—	—	—	—	35
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(19)	—	—	(19)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	10	—	—	10
BALANCE, September 30, 2025	—	$—	12,979,414	$13	$85,004	$(33,547)	$(925)	(1,466,339)	$(24,397)	$26,148

Nine months ended September 30, 2024

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2023	—	$—	12,979,414	$13	$84,695	$(17,703)	$(1,069)	(1,462,641)	$(24,336)	$41,600
Net income	—	—	—	—	—	188	—	—	—	188
Share-based compensation	—	—	—	—	37	—	—	—	—	37
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(114)	—	—	(114)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(38)	—	—	(38)
BALANCE, March 31, 2024	—	—	12,979,414	13	84,732	(19,818)	(1,221)	(1,462,641)	(24,336)	39,370
Net income	—	—	—	—	—	173	—	—	—	173
Share-based compensation	—	—	—	—	38	—	—	—	—	38
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—			(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(36)	—	—	(36)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	8	—	—	8
BALANCE, June 30, 2024	—	—	12,979,414	13	84,770	(21,948)	(1,249)	(1,462,641)	(24,336)	37,250
Net income	—	—	—	—	—	35	—	—	—	35
Restricted stock forfeiture	—	—	—	—	61	—	—	(3,698)	(61)	—
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—			(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	252	—	—	252
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	37	—	—	37
BALANCE, September 30, 2024	—	$—	12,979,414	$13	$84,865	$(24,216)	$(960)	(1,466,339)	$(24,397)	$35,305

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(294)	$396
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	87	100
Net accretion of marketable securities	(317)	(350)
Share-based compensation	103	109
Noncash lease expense	852	825
Deferred income taxes	139	62
Changes in assets and liabilities:
Inventories	1,161	619
Other current assets	682	(110)
Other assets	(601)	(250)
Accounts payable	114	(441)
Income taxes payable	(4,901)	(3,738)
Accrued commissions	(314)	(34)
Other accrued expenses	44	179
Deferred revenue	(422)	641
Amounts held in eWallets	(307)	(501)
Operating lease liabilities	(858)	(851)
Other current liabilities	(206)	(111)
Net cash used in operating activities	(5,038)	(3,455)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63)	(37)
Purchases of marketable securities	(39,011)	(44,839)
Proceeds from maturities of marketable securities	51,619	21,786
Net cash provided by (used in) investing activities	12,545	(23,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,909)	(6,909)
Net cash used in financing activities	(6,909)	(6,909)
Effect of exchange rates on cash, cash equivalents and restricted cash	206	174
Net increase (decrease) in cash, cash equivalents and restricted cash	804	(33,280)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	13,567	56,217
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$14,371	$22,937
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$(83)	$191

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased and with insignificant interest rate risk to be cash equivalents. The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of September 30, 2025, there was $844,000 in bank accounts located in Hong Kong in excess of insured limits. As of September 30, 2025, cash and cash equivalents included $3.0 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 4 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

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

The following table illustrates the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2025			2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(431)	11,500	$(0.04)	$35	11,471	$0.00
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	19
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed dilution	$(431)	11,500	$(0.04)	$35	11,490	$0.00

	Nine Months Ended September 30,
	2025			2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(294)	11,493	$(0.03)	$396	11,464	$0.03
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	24
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed dilution	$(294)	11,493	$(0.03)	$396	11,488	$0.03

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 3,877 and 8,337 shares were not included for the three and nine months ended  September 30, 2025, respectively.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 7% of sales.  Sales returns were 1% of sales for each of the nine months ended September 30, 2025 and 2024.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of September 30, 2025 and December 31, 2024, the Company had $4.5 million and $4.9 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The decrease in contract liabilities from  December 31, 2024 to  September 30, 2025 is primarily due to $4.5 million of cash received for unshipped product orders and unredeemed product vouchers during the nine months ended September 30, 2025 offset by $4.9 million of revenue recognized during the period that was included in contract liabilities at  December 31, 2024. As of  December 31, 2023, the Company had contract liabilities totaling $4.4 million which was recognized as revenue during the nine months ended September 30, 2024. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales	$9,314	$10,412	$29,442	$31,261
Administrative fees, freight and other	265	373	804	1,092
Less: sales returns	(102)	(94)	(219)	(236)
Total net sales	$9,477	$10,691	$30,027	$32,117

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and nine months ended September 30, 2025 and 2024. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash:
Cash	$6,964	$7,925
Cash equivalents	7,372	5,608
	14,336	13,533
Restricted cash	35	34
	$14,371	$13,567
Inventories:
Finished goods	$1,798	$2,770
Raw materials	356	502
	$2,154	$3,272
Other accrued expenses:
Sales returns	$94	$85
Employee-related expense	643	656
Warehousing, inventory-related and other	747	684
	$1,484	$1,425
Deferred revenue:
Unshipped product and unredeemed product vouchers	$4,491	$4,940
Auto ship advances	1,520	1,488
	$6,011	$6,428

4. FAIR VALUE MEASUREMENTS

As of September 30, 2025, cash and cash equivalents and marketable securities include the Company’s investments in money market funds, municipal debt securities and corporate debt securities. Debt securities are required to be accounted for in accordance with the FASB ASC 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at September 30, 2025 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents and marketable securities at the end of each period were as follows (in thousands):

		September 30, 2025			December 31, 2024
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$4,974	$—	$4,974	$2,092	$—	$2,092
Municipal debt securities	Level 2	4,993	—	4,993	3,458	—	3,458
Corporate debt securities	Level 2	15,085	(8)	15,077	30,491	(26)	30,465
Total investments		$25,052	$(8)	$25,044	$36,041	$(26)	$36,015

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

In August 2025, the Company entered into a binding offer to lease 5,300 square feet of office space in Hong Kong to replace its existing corporate office space in Hong Kong. The lease is expected to commence on March 1, 2026 with a term expiring February 28, 2031. Monthly base rent is HKD 141,500 for years one through three and HKD 149,500 for years four and five, with base-rent-free periods from March 1, 2026 through April 30, 2026 and from August 1, 2029 through September 30, 2029. In addition, the Company will pay a monthly management fee of HKD 43,979. The lease provides the Company with an early termination right upon not less than three months’ prior written notice, exercisable at any time from March 1, 2029 through February 28, 2031. The related right-of-use asset and lease liability will be recognized on the Company’s consolidated balance sheet at the lease commencement date in accordance with FASB ASC Topic 842, Leases.

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating leases	$318	$318	$938	$962
Short-term leases	46	35	114	107
Total lease cost	$364	$353	$1,052	$1,069

Cash paid for amounts included in the measurement of operating lease liabilities was $317,000 and $334,000 for the three months ended September 30, 2025 and 2024, respectively, and $947,000 and $961,000 for the nine months ended September 30, 2025 and 2024, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of September 30, 2025 were as follows:

Weighted-average remaining lease term (in years)	3.2
Weighted-average discount rate	4.2%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$310
2026	861
2027	433
2028	306
2029	213
Thereafter	162
Total lease payments	2,285
Less: imputed interest	(119)
Present value of lease liabilities	$2,166

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

6. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2025 includes estimates for foreign income inclusions such as global intangible low-taxed income (“GILTI”) and Subpart F income, as well as prior year foreign return to provision true-ups. As of September 30, 2025, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that it is more likely than not to realize the tax benefits of their deferred assets. As of September 30, 2025, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of September 30, 2025, the Company has $390,000 of U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $457,000 that begin expiring in 2038. At September 30, 2025, the Company has foreign net operating loss carryforwards of approximately $2.3 million in various jurisdictions with various expirations.

In April 2025, the Company paid the final installment of $5.1 million for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of September 30, 2025, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of September 30, 2025 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2025.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

In 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At September 30, 2025, 1,129,047 shares remained available for issuance under the 2016 Plan.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2024	28,676	$4.84
Vested	(21,534)	$4.84
Nonvested at September 30, 2025	7,142	$4.84

Share-based compensation expense of $35,000 and $34,000 was recognized during the three months ended September 30, 2025 and 2024, respectively, and $103,000 and $109,000 was recognized during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, total unrecognized share-based compensation expense related to non-vested restricted stock was $29,000, which is expected to be recognized over a weighted-average period of 0.2 years.

Phantom Equity

In 2021, the Company’s Board of Directors approved and adopted a Phantom Equity Plan (the “Phantom Plan”). Under the terms of the Phantom Plan, the Board of Directors' Compensation Committee  may grant to the Company’s employees, officers, directors, contractors, consultants, or advisors awards of phantom shares entitling grantees the right to receive a cash payment equal to the fair market value of an equal number of shares of the Company’s common stock upon the close of a vesting period, subject to any maximum payment value that the Compensation Committee  may set. The vesting of phantom shares is subject to such vesting conditions as the Compensation Committee  may specify in a grantee’s award agreement. Grantees of phantom shares do not by virtue of their receipt of phantom shares have any ownership rights in shares of the Company’s common stock. The Phantom Plan shall continue for a period of ten years, after which no further phantom shares  may be awarded (although any phantom shares awarded prior to the expiration of such 10-year period shall be unaffected by the termination of the Phantom Plan).

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

The phantom share awards are accounted for as liabilities in accordance with FASB ASC Topic 718,  Compensation –  Stock Compensation since they require cash settlement. Compensation expense is recognized over the requisite service period if it is probable that the performance vesting condition will be achieved. The fair value of the liability incurred is remeasured at the end of each reporting period with any changes in fair value recognized as compensation expense over the requisite service period. As a result of the vesting of phantom shares, the Company recognized compensation expense related to the cash settlement of such shares of $181,000 and $362,000 during the three and nine months ended September  30, 2024, respectively. No compensation expense was recognized related to the cash settlement of such shares during the nine months ended September  30, 2025.

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each of the first three quarters of 2025 and 2024, totaling $6.9 million in each nine month period. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of September 30, 2025, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first nine months of 2025 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2024	$(1,275)	$(26)	$(1,301)
Other comprehensive income	148	9	157
Balance, March 31, 2025	(1,127)	(17)	(1,144)
Other comprehensive income (loss)	229	(1)	228
Balance, June 30, 2025	(898)	(18)	(916)
Other comprehensive income (loss)	(19)	10	(9)
Balance, September 30, 2025	$(917)	$(8)	$(925)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Lucy Nduati, a director of the Company, has since 2013 served a number of companies controlled by George K. Broady and other Broady family members in a variety of roles focused on administration, accounting, finance, tax strategy and office management. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $9,000 and $8,000 during the three months ended September 30, 2025 and 2024, respectively, and $27,000 during each of the nine month periods ended September 30, 2025 and 2024 under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement was set to terminate on  March 31, 2025; however, as neither party provided the required 90-day advance notice, it has automatically renewed for an additional one-year term in accordance with its provisions.

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

The Company’s financial information by segment is as follows (in thousands):

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$9,135	$237	$105	$9,477	$9,951	$601	$139	$10,691
Cost of sales	2,396	47	47	2,490	2,599	103	63	2,765
Gross profit	6,739	190	58	6,987	7,352	498	76	7,926
Less:
Commissions expense[1]	3,832	—	44	3,876	4,256	—	77	4,333
Employee-related costs	859	224	14	1,097	954	220	13	1,187
Facility costs	311	36	3	350	301	37	3	341
Other segment items[2]	253	59	12	324	331	80	14	425
Segment income (loss) from operations	$1,484	$(129)	$(15)	1,340	$1,510	$161	$(31)	1,640
Reconciliation of income (loss) before income taxes:
Unallocated corporate expenses				(1,835)				(1,915)
Other income, net				206				441
Income (loss) before income taxes				$(289)				$166

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$29,034	$690	$303	$30,027	$30,440	$1,321	$356	$32,117
Cost of sales	7,573	146	161	7,880	7,963	241	172	8,376
Gross profit	21,461	544	142	22,147	22,477	1,080	184	23,741
Less:
Commissions expense[1]	12,240	—	136	12,376	12,841	—	181	13,022
Employee-related costs	2,597	677	40	3,314	2,780	694	38	3,512
Facility costs	890	107	9	1,006	890	119	11	1,020
Other segment items[2]	1,017	204	36	1,257	1,120	276	42	1,438
Segment income (loss) from operations	$4,717	$(444)	$(79)	4,194	$4,846	$(9)	$(88)	4,749
Reconciliation of income (loss) before income taxes:
Unallocated corporate expenses				(5,367)				(5,627)
Other income, net				1,019				1,523
Income (loss) before income taxes				$(154)				$645

1 Our China subsidiary maintains an e-commerce retail platform and does not pay commissions.

2 Other segment items include credit card fees and assessments, marketing-related costs, professional fees and other business expenses.

The Company's segment assets are as follows (in thousands):

	September 30, 2025				December 31, 2024
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Inventories	$1,475	$143	$45	$1,663	$2,422	$159	$36	$2,617
Other inventories and inventory-related deposits[1]				634				971
Other assets[2]				39,954				51,771
Total assets				$42,251				$55,359

1 Other inventories and inventory-related deposits pertain to the Company's trading company and are not specific to any of the Company's operating segments.

2 Other assets primarily include cash, cash equivalents and marketable securities, but also includes all other current and noncurrent assets.

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales from external customers:
United States	$302	$274	$887	$799
Canada	128	134	359	387
Peru and Colombia	301	340	870	844
Hong Kong[1]	7,715	8,356	24,842	25,998
China	237	601	690	1,321
Taiwan	331	454	1,049	1,277
Japan	111	81	257	202
Malaysia and Singapore	67	58	199	177
Russia and Kazakhstan	105	139	303	356
Europe	130	164	400	473
Other foreign countries	50	90	171	283
Total net sales	$9,477	$10,691	$30,027	$32,117

1 Substantially all of the Company's Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

12. SUBSEQUENT EVENT

On November 3, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on November 28, 2025 to stockholders of record on November 18, 2025. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of September 30, 2025, we were conducting business through 28,030 active members, compared to 30,870 at December 31, 2024 and 30,880 at September 30, 2024. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

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

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that in the first nine months of 2025 generated approximately 83% of our revenue, substantially all of which was derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we also operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China, but withdrew our application in 2019 upon the recommendation of a Chinese governmental authority. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

Beginning in the first quarter of 2025, the U.S. engaged in a series of escalating tariff actions with a wide range of countries, particularly China. On April 2, 2025, for example, the U.S. imposed by executive order a 34% reciprocal tariff on Chinese-origin goods. This was followed by an amended executive order April 8, 2025, raising tariffs to 84% and an April 9, 2025 executive order raising tariffs to 125%. In response, China raised its duties on imported U.S. goods to a similar level. Following negotiations, the U.S. announced a temporary 90-day reduction in its reciprocal tariff rates from 125% to 10% beginning in May 2025, and China agreed to suspend its retaliatory tariffs during the same period. The pre-existing 20% U.S. tariff imposed on all Chinese goods remained in place, along with certain other sector-specific tariffs. In October 2025, the U.S. administration announced an additional 100% tariff on all products imported from China in response to certain restrictions imposed by China on rare earth minerals, before announcing an agreement that would, among other things, reduce the general tariff rate on Chinese goods to 47%. The state of trade discussions between the U.S. and China (and between the U.S. and other nations) remains dynamic and unpredictable.

While the Company does not believe that its first quarter 2025 financial results were materially affected by these developments, its second and third quarter sales were negatively affected by negative consumer sentiment and economic uncertainty in the Company’s largest market. If substantial tariffs remain in place, or new tariffs are implemented, the Company may see the effect of higher duties on restocking later this year. The likely short-term impact of the tariffs is difficult to predict with any certainty, however. We may need to impose a surcharge on products sold into China, and the imposition of such a surcharge may have a further negative effect on sales volumes into China. In the longer term, the Company has taken initial steps to transition production of certain of its products currently manufactured in the United States to other jurisdictions, including in Asia, in order to mitigate the effect of U.S. and reciprocal tariffs. If successfully implemented, this transition may result in savings in logistics, freight and manufacturing cost, but may also carry certain short-term expenses, including the cost of reregistration of products in certain jurisdictions. The Company is actively evaluating its options and the impact of trade policy changes on future quarters remains uncertain. In addition, it is difficult to predict the further effect of general consumer sentiment in China toward the Company’s products as a result of the trade policies adopted by the United States and China, which has already impacted the Company’s second and third quarters. See Part II, “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first nine months of each of 2025 and 2024, represented 41% of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	26.3	25.9	26.2	26.1
Gross profit	73.7	74.1	73.8	73.9
Operating expenses:
Commissions expense	40.9	40.5	41.2	40.5
Selling, general and administrative expenses	38.0	36.2	36.5	36.1
Total operating expenses	78.9	76.7	77.7	76.6
Loss from operations	(5.2)	(2.6)	(3.9)	(2.7)
Other income, net	2.2	4.1	3.4	4.7
Income (loss) before income taxes	(3.0)	1.5	(0.5)	2.0
Income tax provision	1.5	1.2	0.5	0.8
Net income (loss)	(4.5)%	0.3%	(1.0)%	1.2%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Americas[1]	$731	7.7%	$748	7.0%	$2,116	7.1%	$2,030	6.3%
Hong Kong[2]	7,715	81.4	8,356	78.2	24,842	82.7	25,998	80.9
China	237	2.5	601	5.6	690	2.3	1,321	4.1
Taiwan	331	3.5	454	4.2	1,049	3.5	1,277	4.0
South Korea	24	0.2	31	0.3	75	0.2	122	0.4
Japan	111	1.2	81	0.8	257	0.9	202	0.6
Malaysia and Singapore	67	0.7	58	0.5	199	0.7	177	0.6
Russia and Kazakhstan	105	1.1	139	1.3	303	1.0	356	1.1
Europe	130	1.4	164	1.5	400	1.3	473	1.5
India	26	0.3	59	0.6	96	0.3	161	0.5
Total	$9,477	100.0%	$10,691	100.0%	$30,027	100.0%	$32,117	100.0%

1 United States, Canada, Mexico, Peru and Colombia.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $9.5 million for the three months ended September 30, 2025 compared with $10.7 million for the comparable period a year ago, a decrease of $1.2 million, or 11%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $641,000, or 8%, over the comparable period a year ago in part due to the timing of a product promotion and the presale of our new skincare line at the end of September 2025. Disregarding these items, the decrease for the three months ended September 30, 2025 compared with the comparable period a year ago was $350,000, or 4%, which can be attributed to the continued negative consumer sentiment as a result of the heightened economic uncertainty caused by the threat of reciprocal and retaliatory tariffs. Outside of our Hong Kong business, net sales decreased $573,000, or 25%, over the comparable three-month period a year ago, primarily due to the decreased quarter-over-quarter net sales in our Chinese e-commerce retail business.

Net sales were $30.0 million for the nine months ended September 30, 2025 compared with $32.1 million for the comparable period a year ago, a decrease of $2.1 million, or 7%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $1.2 million, or 4%, over the comparable period a year ago primarily due to the negative consumer sentiment as a result of the heightened economic uncertainty caused by the threat of reciprocal and retaliatory tariffs. Outside of our Hong Kong business, net sales decreased $934,000, or 15%, over the comparable nine-month period a year ago, also primarily due to the decreased quarter-over-quarter net sales in our Chinese e-commerce retail business. As of September 30, 2025, deferred revenue was $6.0 million, which consisted of $4.5 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.5 million in auto ship advances.

Gross Profit

Gross profit was 73.7% of net sales for the three months ended September 30, 2025 compared with 74.1% of net sales for the three months ended September 30, 2024. Gross profit was 73.8% of net sales for the nine months ended September 30, 2025 compared with 73.9% of net sales for the nine months ended September 30, 2024. The decline in gross profit margin for the three months ended September 30, 2025 was due to the write off of components inventory related to discontinued products.

Commissions Expense

Commissions were 40.9% of net sales for the three months ended September 30, 2025 compared with 40.5% of net sales for the three months ended September 30, 2024. Commissions were 41.2% of net sales for the nine months ended September 30, 2025 compared with 40.5% of net sales for the nine months ended September 30, 2024. The increase in commissions as a percentage of net sales during the three- and nine-month periods ended September 30, 2025 was primarily due to higher weekly commissions earned by our members during the first nine months of 2025 as compared to the comparable period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $262,000 to $3.6 million for the three months ended September 30, 2025 as compared with $3.9 million for the three months ended September 30, 2024. Selling, general and administrative expenses declined by $653,000 to $10.9 million for the nine months ended September 30, 2025 as compared with $11.6 million for the nine months ended September 30, 2024. The decrease for each of the three- and nine-month periods was primarily due to lower employee-related expenses and event costs as compared to the comparable periods in the prior year. Selling, general and administrative expenses as a percentage of net sales increased slightly for the three month period ended September 30, 2025 compared with the same quarter last year, but were relatively consistent for the nine month period ended September 30, 2025 as compared with the same nine month period a year ago.

Other Income, Net

Other income was $206,000 for the three months ended September 30, 2025 compared with $441,000 in the same period a year ago. Other income was $1.0 million for the nine months ended September 30, 2025 compared with $1.5 million in the same period a year ago. The decrease was primarily due to less interest income earned during the current year periods.

Income Taxes

An income tax expense of $142,000 and $131,000 was recognized during the three months ended September 30, 2025 and 2024, respectively. An income tax expense of $140,000 and $249,000 was recognized during the nine months ended September 30, 2025 and 2024, respectively. The tax provision during the three- and nine-month periods ended September 30, 2025 and 2024 primarily resulted from foreign income inclusions, such as global intangible low-tax income (“GILTI”) and Subpart F income, tax benefits in foreign jurisdictions and year-to-date consolidated income (loss) through September 30, 2025 and 2024, respectively.

The Company uses the Annual Effective Tax Rate (“AETR”) approach of FASB ASC 740-270-25-2 (formerly FIN 18) to calculate its quarterly income tax provision, but since the Company is near break-even for pre-tax earnings during each quarter thus far for the year ending December 31, 2025, this has created a significant variance in the customary relationship between pre-tax earnings and income tax expense during these interim periods. The estimated annual effective tax rate increased from (155)% in the second quarter of 2025 to 7% in the third quarter of 2025. This change was primarily driven by a shift in our worldwide pre-tax results from a near break-even position in the second quarter to a small loss in the third quarter. As a result, the quarterly and year-to-date income tax expense amounts noted in the paragraph above are significantly higher than expected in comparison to the Company’s pre-tax earnings during these same periods.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant tax law changes, including the permanent extension of certain provisions from the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework, and the reinstatement of favorable business tax provisions. These include 100% bonus depreciation, immediate expensing of Section 174 domestic research and experimental expenditures, and revised limitations under Section 163(j) on the deductibility of business interest expense. FASB ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which legislation is enacted. The legislation has multiple effective dates, with certain provisions effective beginning in 2025, and others implemented through 2027. The OBBBA does not have a material impact on the Company’s financial statements for the interim period ending September 30, 2025, and the evaluation of the quantitative impact of the recent tax law changes to the Company’s current and deferred tax balances will be reflect on the Company’s annual report on Form 10-K for the year ending December 31, 2025

Liquidity and Capital Resources

At September 30, 2025, our cash, cash equivalents and marketable securities totaled $32.0 million. Total cash, cash equivalents and marketable securities decreased by $11.9 million from December 31, 2024 to September 30, 2025 due to the dividends paid during the first nine months of 2025 and the final payment of the repatriation tax on the deemed repatriation of deferred foreign income as required by the U.S. Tax Cuts and Jobs Act. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2025, we had $25.0 million in available-for-sale investments classified as either cash equivalents or marketable securities. In addition, cash and cash equivalents included $3.0 million held in banks located within China subject to foreign currency controls.

As of September 30, 2025, the ratio of current assets to current liabilities was 2.6 to 1.0 and we had $23.1 million of working capital. Working capital as of September 30, 2025 decreased $7.1 million compared to our working capital as of December 31, 2024.

Cash used in operations was $5.0 million for the first nine months of 2025 compared with $3.5 million for the first nine months of 2024. Income tax paid during April 2025 and 2024 for the repatriation tax on the deemed repatriation of deferred foreign income was $5.1 million and $4.0 million, respectively. Disregarding these payments, cash flows from operations were $16,000 for the first nine months of 2025 compared with $514,000 for the first nine months a year ago.

Cash flows provided by investing activities totaled $12.5 million during the first nine months of 2025 compared with cash flows used in investing activities of $23.1 million during the first nine months a year ago. During the first nine months of 2025, we purchased $39.0 million in marketable securities with original maturities greater than three months, and as such, reflect these purchases as an investing activity. These purchases of marketable securities were offset by $51.6 million of proceeds received from maturities of marketable securities.

Cash flows used in financing activities during the first nine months of 2025 and 2024 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $6.9 million in each period. Subsequent to September 30, 2025, on November 3, 2025, the Board of Directors declared another quarterly cash dividend of $0.20 on each share of common stock outstanding. The dividend will be payable on November 28, 2025 to stockholders of record on November 18, 2025. Any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of September 30, 2025, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Since President Trump's re-election in 2024, tariffs on imports to the United States have become an increasingly significant component of U.S. trade policy. Beginning in the first quarter of 2025, the U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, particularly China, which has prompted retaliatory tariffs by a number of countries and a cycle of further tariffs by both the U.S. and other countries. On April 2, 2025, the U.S. imposed by executive order a 34% reciprocal tariff on Chinese-origin goods. This was followed by an amended executive order April 8, 2025, raising tariffs to 84% and an April 9, 2025 executive order raising tariffs to 125%. In response, China raised its duties on imported U.S. goods to a similar level. Following negotiations, the U.S. announced a temporary 90-day reduction in its reciprocal tariff rates from 125% to 10% beginning in May 2025, and China agreed to suspend its retaliatory tariffs during the same period. The pre-existing 20% U.S. tariff imposed on all Chinese goods remained in place, along with certain other sector-specific tariffs. In October 2025, the U.S. administration announced an additional 100% tariff on all products imported from China in response to certain restrictions imposed by China on rare earth minerals, before announcing an agreement that would, among other things, reduce the general tariff rate on Chinese goods to 47%. U.S. trade policies can change quickly, and the extent and duration of tariffs and other trade barriers are difficult to predict. These developments, together with the threat of additional tariffs and other restrictive trade policies and the uncertainties they create, may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, adversely affect trade and economic relations between China and the United States. Specifically, we may incur additional costs in the future in connection with shipments of products into China, particularly from the U.S. We may not be able to recover these additional costs through a surcharge. To the extent we are able to contract for products that are currently made in the U.S. to be manufactured elsewhere in order to mitigate the effect of these tariffs, we may incur additional transition costs including the cost of product reregistration. Assuming substantial tariffs remain in place, their effect on our future operating results remains uncertain. Apart from the direct cost of tariffs, the ongoing trade dispute may also have an impact on Chinese discretionary spending and consumer sentiment toward products made or perceived to be made in the U.S., which has had and may continue to have an impact on demand for our products.

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

NATURAL HEALTH TRENDS CORP.

Date: November 5, 2025	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)