Form 10-K
period 2025-12-31
NATURAL HEALTH TRENDS CORP
filed 2026-02-20
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on June 30, 2025: $32,352,708

At February 17, 2026, the number of shares outstanding of the registrant’s common stock was 8,577,848 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end to which this report relates are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NATURAL HEALTH TRENDS CORP.

Annual Report on Form 10-K

December 31, 2025

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, in particular “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1. Business,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this report, the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act. These statements represent our expectations or beliefs concerning, among other things, future revenue, earnings, growth strategies, new products and initiatives, dividend policies, future operations and operating results, expense saving initiatives, and future business and market opportunities.

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

Part I

Item 1. BUSINESS

Overview of Business

Natural Health Trends Corp. is an international direct-selling and e-commerce company. Through our subsidiaries, we sell personal care, wellness, and “quality of life” products under the “NHT Global” brand. Our wholly-owned subsidiaries have an active physical presence in the following markets: the Americas, which consists of the United States, Canada, Cayman Islands, Mexico, Peru and Colombia; Greater China, which consists of Hong Kong, Taiwan and China; Southeast Asia, which consists of Malaysia and Singapore; South Korea; Japan; India; and Europe. We also operate in Russia and Kazakhstan through our engagement with a local service provider.

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

Our Principal Products

We offer a line of “NHT Global” branded products in the following distinct categories: wellness, herbal, beauty, lifestyle and at home tests. These product categories, along with the business opportunity we offer in most of our markets, provide our members a platform to further their goal of achieving and maintaining healthy, quality lifestyles complete with product supplementation and the opportunity for financial rewards.

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

Liquid, encapsulated, tableted and powder dietary and nutritional supplements, vitamins, minerals

Premium Noni Juice, Triotein™, Cluster X2™, Children’s Chewable Multivitamin, ReStor Silver™, Glucosamine 2200™, FibeRich™, Energin, Enhanced Essential Probiotics, Omega-3 Essential Fatty Acids, StemRenu®, OcuFocus™, CurcuMore™, Enhanced Biotic Trio, Ultra B Complex, CalComplex, Collagen Supreme, MetaBoost, RelaxaPro

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

Facial skin care and hand and body care

Skindulgence™ Essence Gel, Floraeda Toner and Primer, Botanical Hand Protector™, Micellion Cleansing Water,  Skindulgence® Revitalizing Serum, Skindulgence® Revitalizing Eye Cream, Root Revive Hair Serum, Soo:vea Moisturizing Cleanser, Soo:vea Moisturizing Toner, Soo:vea Moisturizing Booster, Soo:vea Moisturizing Cream, Beliné Triple Action Day Cream

Lifestyle
Products uniquely formulated to improve overall quality of life and to support active, physical and healthy lifestyles including weight management, and energy enhancing supplements.	Supplements and topical gels for improved vitality	Alura Lux™ by NHT Global, Valura Lux™, LaVie+™, TwinSlim™ Probiotics, NaturalGlo™, TwinSlim™ Coffee, TwinSlim™ Tomato Soup

At Home Tests
Measures 17+ critical biomarkers across multiple key areas of your well-being – including your cardiovascular, hormonal, inflammatory, metabolic, and nutritional health.	At-home testing kit	BioEssence Wellness Panel

We continuously source unique, proprietary and immediate impact products to offer to our members and customers. Our product development is an ongoing process that is fueled by marketplace trends, new technologies and scientific findings, members’ input, research and vendor proposals.

Working closely with raw material manufacturers and contract manufacturers, our mission is to co-develop and bring to market the highest quality products. Our manufacturers are located in the United States, South Korea, Hong Kong, Taiwan, Europe and China. Our raw materials are sourced from reputable suppliers around the world. All current and new products introduced into the market are tested to ensure country and state regulatory compliance requirements are met where the products are sold. This includes proper handling, shipping, and shelf-life recommendations for our products. In addition, raw material Certificates of Analyses are reviewed to ensure that appropriate testing has been performed and are within required ingredient specifications.

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

•

We have developed a discipline and capability to continue launching consumer products that are designed to facilitate the accomplishment of our corporate objectives, which is to provide exceptionally high-quality, impactful products to our customers.

•

We have developed and rolled out a comprehensive training system that provides a complete advancement path appropriate for our members. Our training material covers the needs of our members, be they prospects, new recruits, product evangelists, sales leaders or dream builders.

•	We have developed a year-round, multi-faceted incentive plan that targets different segments of our membership.

•

We have implemented a commission structure that makes it as easy as possible to join our business, while giving existing members a chance to start earning money as quickly as possible in multiple ways.

•

The continuously improving mentality and methodology in our customer services have not only distinguished us as an organization, but have also given us a constant flow of information as to how we can better service our members.

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

Marketing and Distribution

We distribute our products internationally predominantly through a network marketing system, which is a form of person-to-person direct selling. Under this system, members primarily refer our products to prospective consumers or they may buy at wholesale or discounted prices for personal consumption or for resale to consumers. The concept of network marketing is based on the strength of personal recommendations that frequently come from contacts, social networks, friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education and testimonials as well as higher levels of customer service, all of which are not as readily available through other distribution channels. In this document, we generically use the term “member” to refer to members who purchase for their own consumption or for resale, or both, as well as to members who only sign up to consume our products.

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

	December 31,
	2025	2024
Americas[1]	3,460	3,360
Hong Kong (including those members residing in China)[2]	19,430	23,150
Taiwan	1,850	1,870
South Korea	60	70
Japan	340	440
Malaysia and Singapore	220	250
Russia and Kazakhstan	440	600
Europe	640	790
India	210	340
Total	26,650	30,870

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

Recent Developments

In 2025, in response to a challenging macroeconomic environment and continued pressure on consumer sentiment in the Company’s largest market, we implemented a restructuring plan intended to better align our operating cost structure with current business conditions and improve operating efficiency. The plan included actions to optimize our workforce, relocate certain product manufacturing activities to Asia, and downsize several offices. As of December 31, 2025, we were substantially complete with the major restructuring initiatives and expect to realize a significant portion of the associated $1.5 million annualized cost savings during 2026, with the remainder expected to be realized thereafter, primarily due to the timing of certain facility-related actions. The amount and timing of savings may differ from our current expectations.

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

Employees

At December 31, 2025, we employed 120 individuals, including 118 total full-time employees, worldwide. Of the full-time employees, 71 were located in Greater China (Hong Kong, China, and Taiwan), 28 in the Americas (United States, Canada, Cayman Islands, Peru and Colombia), seven in India, four in Europe, and two in each of Japan, Malaysia, South Korea and Russia.

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

The markets in which we conduct business all have varied regulations that distinguish foods and nutritional health supplements from “drugs” or “pharmaceutical products.”  Because of these regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets.  These regulations may require us to either modify a product or refrain from selling the product in a given market. As a result, we must regularly modify the ingredients and/or the levels of ingredients in our products to ensure all applicable regulatory restrictions are addressed.  In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our uses of certain ingredients altogether. While the regulatory framework for dietary supplements in the United States remains largely unchanged, the industry is subject to ongoing policy discussions regarding oversight, enforcement priorities, and consumer protection. Future regulatory interpretations or enforcement approaches could affect how dietary supplements are marketed or distributed. This could impose additional restrictions or requirements in the future. This could impose additional restrictions or requirements in the future.

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

The Chinese government conducted a campaign in 2019 focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they were targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign was specifically focused on the business practices of direct selling companies. Although it was initially announced as a 100-day campaign, we are not aware of any information indicating that the campaign has ever been formally concluded. In any case, the business environment in China for health product companies can be challenging and can change quickly, which has from time to time been exacerbated by negative social media sentiment expressed for these types of companies. See “Item 1A. Risk Factors - Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies...”.

Other Regulatory Issues

As we operate through many subsidiaries in foreign jurisdictions, we are subject to foreign exchange control, transfer pricing and custom laws that regulate the flow of funds between our entities for product purchases, management services and contractual obligations, such as the payment of member commissions. As is the case with most companies that operate in direct sales, we might receive inquiries or scrutiny from time to time from government regulatory authorities regarding the nature of our business and other issues, such as compliance with local direct selling, pyramid selling, transfer pricing, customs, taxation, foreign exchange control, securities and other laws. We are also affected directly and indirectly by changes in United States and other jurisdictions’ trade policies. See “Item 1A. Risk Factors - Legal, Regulatory, Tax and Currency Risks.”

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

In 2025 and 2024, approximately 82% of our revenue was generated in Hong Kong. Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. This geographic concentration in our business means that events or conditions that could negatively impact this geographic region or our operations in this region, including the current economic challenges facing China and Hong Kong, are having and could in the future have a greater adverse impact upon our overall business and financial results than would be the case with a company having greater geographic diversification.

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

We experienced negative operating cash flows during each of the four years ended December 31, 2022 through 2025, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. Unless our operating cash flows improve, this negative financial performance could have a material adverse effect on our business and our stock price.

We experienced negative operating cash flows during each of the four years ended December 31, 2022 through 2025, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. This cash flow performance was primarily due to declines in our revenues being greater than the decreases in expenditures that we could manage. If we again experience negative operating cash flows or our cash balance is substantially diminished, we may not be able to continue paying cash dividends to our stockholders, our ability to support our operations could be impaired and we may be required to seek debt or equity financing. However, we may not be able to obtain additional debt or equity financing on satisfactory terms, or at all, and any new financing could have a dilutive effect to our existing stockholders. Negative operating cash flows could have a material adverse effect on our business, results of operations and financial condition, as well as our stock price, and could eventually threaten our solvency. Negative operating cash flows and any related adverse market perception may also negatively affect our ability to attract new members and/or sell our products. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

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

Although we have in recent years expanded our line of products, we derive at least 10% of our total revenue from each of our Premium Noni Juice and Triotein™ products, as well as our line of probiotic products comprised of Enhanced Essential Probiotics and Enhanced Biotic Trio. Further, we currently source each of these products from a single supplier. If demand decreases significantly, government regulation restricts their sale, we are unable to adequately source or deliver the products, or we are unable to offer the products for any reason without suitable replacements, our business, results of operations and financial condition could be materially and adversely affected. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which could substantially impair our business, results of operations and financial condition.

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

We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which requires annual management assessments of, and reports on, the effectiveness of internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Although we review internal control over financial reporting in order to ensure compliance with the SEC’s Sarbanes-Oxley rules, if we fail to maintain effective internal control over financial reporting, we could be required to take costly and time-consuming corrective measures to remedy any number of deficiencies, significant deficiencies or material weaknesses, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by stockholders. For instance, we incurred substantial costs in 2019 to remediate an identified material weakness in our internal control over financial reporting. Any future failure to maintain effective internal control over financial reporting could result in the foregoing identified consequences and could cause investors to lose confidence in our reported financial information and in our company and could cause a decline in the market price of our common stock.

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

We distribute our products through independent members, and we depend upon them directly for all of our sales in most of our markets. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of members, as well as a relatively small number of key members.  Our members may terminate their services with us at any time and, like most direct selling organizations, we have a high rate of attrition. We had 14% fewer active members at December 31, 2025 as compared to the end of 2024, and 5% fewer active members at the end of 2024 as compared to the end of 2023. These losses in the number of active members were a significant factor contributing to the decrease in our recent year-over-year sales. If we cannot stabilize or increase the number of our members, or if we lose one or more key member leaders, sales of our products could be further materially and adversely affected. The replacement of members could be difficult because, in our efforts to attract and retain members, we compete with other direct selling organizations, including but not limited to those in the personal care, cosmetic product and nutritional supplement industries.

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

We incur significant expense in the payment of compensation to our members, which represented approximately 41% of net sales during each of 2025 and 2024. We compensate our members by paying commissions, bonuses, and certain awards and prizes.  Factors impacting the overall commission payout include the growth and depth of the member network, the member retention rate, the type and scope of promotions and incentives, local promotional programs and business development agreements.  Long-term promotions and incentives (lasting up to one year) can, in particular, result in uncertain ultimate cost. Any increase in compensation payments to members as a percentage of net sales will reduce our profitability.

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

Legal, Regulatory, Tax and Currency Risks

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

We collect certain personal information, including payment data, from members and consumers, as well as our employees. We also develop and maintain sensitive and proprietary business information.  We are therefore subject to numerous laws, regulations and other obligations that address privacy, data protection and information security in the various markets in which we conduct business.   We are particularly focused on the evolving state of laws and regulations in China and Hong Kong applicable to privacy, data protection and information security. Of particular note is China's Cyber Security Law, which requires companies to take certain measures to ensure that the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that companies adopt a multi-level protection scheme under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered with. Amendments to the Cyber Security Law that took effect on January 1, 2026 increase penalties and enforcement measures for certain violations and may heighten our potential exposure and compliance costs.

In addition, on June 10, 2021, the Standing Committee of the National People's Congress of China promulgated the Data Security Law, which took effect in September 2021. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. Finally, the Standing Committee of the National People's Congress of the China also promulgated the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China, outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The PIPL also provides that critical information infrastructure operators and personal information processing entities that process personal information meeting a volume threshold are also required to store in China personal information generated or collected in China, and to pass a security assessment or meet other regulatory requirements (such as standard contacts or certification mechanisms) for any export of such personal information. In addition, China has recently adopted implementing regulations and measures, including regulations on network data security management and cross-border data transfers, as well as sector-specific and regional rules and catalogues relating to “important data,” which further refine and in some cases expand data security, classification and cross-border transfer requirements and increase the complexity of the regulatory regime.

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

Currency exchange rate fluctuations could lower our revenue and profitability.

In 2025, 96% of our revenue was recorded by subsidiaries located outside of North America. Revenue transactions and related commission payments, as well as other incurred expenses, are typically denominated in the local currency. Accordingly, our international subsidiaries generally use the local currency as their functional currency. The results of operations of our international subsidiaries are exposed to foreign currency exchange rate fluctuations during consolidation since we translate into U.S. dollars using the average exchanges rates for the period. As exchange rates vary, revenue and other operating results may differ materially from our expectations. Additionally, we may record significant gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of inter-company balances.

Our most significant foreign exchange exposure, the Hong Kong dollar, is for now pegged to the U.S. dollar. We also purchase a significant majority of inventories in U.S. dollars.  Our foreign currency exchange rate exposure to the South Korean won, Taiwan dollar, Japanese yen, Chinese yuan, Russian ruble, Kazakhstani tenge, Singaporean dollar, Malaysian ringgit, Indian rupee, Canadian dollar, Mexican peso, Peruvian sol, European euro and Colombian peso collectively represented approximately 15% and 16% of our revenue in 2025 and 2024, respectively. Our foreign currency exchange rate exposure may increase in the near future as we develop opportunities in Southeast Asia, India, Canada, Central America, South America and Europe. Additionally, our foreign currency exchange rate exposure would significantly increase if the Hong Kong dollar were no longer pegged to the U.S. dollar.  Finally, we also experience indirect exchange rate exposure due to the concentration of our sales to members residing in China and the impact of fluctuations in the value of the Chinese yuan on our members’ purchasing power.

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

There has been a movement in recent years in some markets to increase the regulation of dietary supplements or to revisit the interpretation of existing regulations, either of which could impose additional restrictions or requirements in the future. While the regulatory framework for dietary supplements in the United States remains largely unchanged, the industry is subject to ongoing policy discussions regarding oversight, enforcement priorities, and consumer protection. Future regulatory interpretations or enforcement approaches could affect how dietary supplements are marketed or distributed. Our business could be harmed if more restrictive legislation is successfully introduced and adopted in the future. In particular, the adoption of legislation requiring FDA approval of supplements or ingredients could delay or inhibit our ability to introduce new supplements. We face similar pressures in our other markets, particularly in China where certain government ministries announced in 2019 a comprehensive 100-day campaign focusing on companies involved in the sale of certain products, including nutritional supplements and health products. This campaign or other actions could result in new legislation or regulation in China. In the United States, the FTC's Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Guides”) require disclosure of material connections between an endorser and the company they are endorsing and require the disclosure of typical results when these are different from those reported by the endorser. The requirements and restrictions of the Guides may diminish the impact of our marketing efforts and negatively impact our sales results. If we or our members fail to comply with these Guides, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our operations. Our operations also could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies or require us to reformulate our products.

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

We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In the past decade there has been a substantial increase in anti-bribery law enforcement activity by the U.S. Department of Justice (the “DOJ”) and the SEC relating to certain countries in which we have business, including China. For example, in August 2020, a U.S.-based direct selling company entered into a deferred prosecution agreement in connection with criminal charges brought by the DOJ relating to alleged payments and benefits paid to Chinese officials, and settled related SEC charges at the same time, incurring over $120 million in fines and disgorgement of profits.

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

Item 2. PROPERTIES

Our corporate headquarters is located in Rolling Hills Estates, California where we lease 4,900 square feet of office space with a term expiring in September 2030. In January 2026, the Company executed an agreement to sublease a portion of this space for the duration of the lease term, effective February 1, 2026. We also lease 7,300 square feet of corporate office space in Hong Kong with a term expiring in June 2026. To help further develop the market for our products in North America, we lease retail space in Richmond, British Columbia and Metuchen, New Jersey. Our office space in Rolling Hills Estates and Hong Kong is used in support of all of our business segments, while the North America retail space is used in support of our Primary Reporting Segment.

We lease seven branch offices throughout China that are used for our China business segment, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia, India, Colombia and the Cayman Islands (all of which are used for our Primary Reporting Segment). We contract with third parties for fulfillment and distribution operations in all of our international markets. We believe that our existing office space is in good condition, and is suitable and adequate for the conduct of our business.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market (“Nasdaq”) under the symbol “NHTC.” On February 17, 2026, the closing price of our common stock as reported by Nasdaq was $3.33 per share.

At February 17, 2026, there were approximately 90 record holders of our common stock (although we believe that the number of beneficial owners of our common stock is substantially greater).

The Company expects to pay a quarterly cash dividend of $0.10 on each share of common stock outstanding for the foreseeable future. However, any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on the Company's financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

General

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

As of December 31, 2025, we were conducting business through 26,650 active members, compared to 30,870 at the end of 2024. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe. For further information regarding some of the risks associated with our loss of members, see “Item 1A. Risk Factors - Our continuing loss of a significant number of members is adversely affecting our business…”.

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

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that in 2025 generated approximately 82% of our revenue, substantially all of which was derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we also operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China, but withdrew our application in 2019 upon the recommendation of a Chinese governmental authority. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

The Chinese government conducted a campaign in 2019 focusing on companies involved in the sale of food, equipment, daily necessities, small home electrical appliances and services that are claimed to promote health. The Chinese government ministries in charge of this campaign indicated that they were targeting illegal practices in the industry, particularly the manufacture and sale of counterfeit and substandard products, and false advertising and misleading claims as to the health benefits of products and services. It is understood that the campaign was specifically focused on the business practices of direct selling companies. Although it was initially announced as a 100-day campaign, we are not aware of any information indicating that the campaign has ever been formally concluded. In any case, the business environment in China for health product companies can be challenging and can change quickly, which has from time to time been exacerbated by negative social media sentiment expressed for these types of companies.

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

The Company's fiscal 2025 financial results, particularly beginning in the second quarter, were negatively affected by negative consumer sentiment and economic uncertainty in the Company’s largest market. If substantial tariffs remain in place, or new tariffs are implemented, the Company may see the effect of higher duties on restocking in 2026. The likely short-term impact of the tariffs is difficult to predict with any certainty, however. We may need to impose a surcharge on products sold into China, and the imposition of such a surcharge may have a further negative effect on sales volumes into China. In the longer term, the Company has taken steps to transition production of certain of its products currently manufactured in the United States to other jurisdictions, including in Asia, in order to mitigate the effect of U.S. and reciprocal tariffs. If successfully implemented, this transition may result in savings in logistics, freight and manufacturing cost, but may also carry certain short-term expenses, including the cost of reregistration of products in certain jurisdictions. The Company is actively evaluating its options and the impact of trade policy changes on future quarters remains uncertain. In addition, it is difficult to predict the further effect of general consumer sentiment in China toward the Company’s products as a result of the trade policies adopted by the United States and China, which has already impacted the Company’s second and third quarters. See “Item 1A. Risk Factors - Changes in government trade and economic policies...”.

Recent Developments

During 2025, in response to continued challenging near-term economic conditions in our largest market and continued pressure on consumer sentiment, management implemented a restructuring plan designed to better align our operating cost structure with current business conditions. The restructuring plan included actions to optimize our workforce, relocate certain product manufacturing activities to Asia, and downsize several offices. We recognized $283,000 of restructuring-related charges during the fourth quarter of 2025. As of December 31, 2025, we were substantially complete with the major restructuring initiatives.

We expect these actions to generate approximately $1.5 million in annualized cost savings, though not all of these savings are expected to be realized during 2026 due to the timing of certain facility-related actions. The amount and timing of savings may differ from our current expectations.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for each of fiscal 2025 and 2024, represented 41% net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	26.4	26.0
Gross profit	73.6	74.0
Operating expenses:
Commissions expense	41.0	40.9
Selling, general and administrative expenses	37.1	36.1
Total operating expenses	78.1	77.0
Loss from operations	(4.5)	(3.0)
Other income, net	3.1	4.4
Income (loss) before income taxes	(1.4)	1.4
Income tax provision	0.8	0.1
Net income (loss)	(2.2)%	1.3%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Year Ended December 31,
	2025		2024
Americas[1]	$2,833	7.1%	$2,680	6.2%
Hong Kong[2]	32,671	82.1	35,106	81.7
China	946	2.4	1,580	3.7
Taiwan	1,542	3.9	1,591	3.7
South Korea	102	0.3	154	0.4
Japan	333	0.8	292	0.7
Malaysia and Singapore	263	0.7	241	0.6
Russia and Kazakhstan	444	1.1	490	1.1
Europe	530	1.3	635	1.5
India	112	0.3	194	0.4
Total	$39,776	100.0%	$42,963	100.0%

1 United States, Canada, Mexico, Peru and Colombia.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

Net sales were $39.8 million for the year ended December 31, 2025 compared with $43.0 million a year ago, a decrease of $3.2 million, or 7%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $2.4 million, or 7%, over the prior year primarily due to the negative consumer sentiment as a result of the heightened economic uncertainty caused by the threat of reciprocal and retaliatory tariffs. Outside of our Hong Kong business, net sales decreased $752,000, or 10%, over the prior year primarily due to decreased year-over-year net sales in our Chinese e-commerce retail business. As of December 31, 2025, deferred revenue was $5.6 million, which primarily consisted of $4.1 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.5 million in auto ship advances.

Gross Profit

Gross profit was 73.6% of net sales for the year ended December 31, 2025 compared with 74.0% of net sales for the year ended December 31, 2024. The decline in gross profit margin was due to the write off of components inventory related to discontinued products and products whose manufacturing has transitioned outside the United States. Gross profit margin for the year ended December 31, 2025 would be comparable to the prior year without these write offs.

Commissions Expense

Commissions were 41.0% of net sales for the year ended December 31, 2025, relatively consistent compared with 40.9% of net sales for the year ended December 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $754,000 to $14.8 million for the year ended December 31, 2025 as compared with $15.5 million for the year ended December 31, 2024. The decrease was primarily due to lower employee-related expenses, professional fees and event costs as compared to the prior year. Selling, general and administrative expenses as a percentage of net sales increased in the current year as compared with the prior year due to the decrease in net sales in the current year and the one-time restructuring charges recognized in the fourth quarter of 2025.

Other Income, Net

Other income decreased to $1.2 million for the year ended December 31, 2025 as compared with $1.9 million in the prior year. The decrease in other income was primarily due to less interest income earned during 2025.

Income Taxes

An income tax provision of $315,000 was recognized for the year ended December 31, 2025 compared with $48,000 for the year ended December 31, 2024. The tax provision for 2025 primarily resulted from the impact of deferred income tax expense from various foreign jurisdictions, particularly China, resulting in an increase in our effective tax rate for the year ended December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax law changes, including the permanent extension of certain provisions from the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework, and the reinstatement of favorable business tax provisions. These include 100% bonus depreciation, immediate expensing of Section 174 domestic research and experimental expenditures, and revised limitations under Section 163(j) on the deductibility of business interest expense. The legislation has multiple effective dates, with certain provisions effective beginning in 2025, and others implemented through 2027. We evaluated the impact of the OBBBA and determined it's provisions do not have a material impact on our overall tax liability both for the current year and in the succeeding years.

Liquidity and Capital Resources

At December 31, 2025, our cash, cash equivalents and marketable securities totaled $28.9 million. Total cash, cash equivalents and marketable securities decreased by $15.1 million from December 31, 2024 to December 31, 2025 due to the dividends paid during 2025 and the final payment of the repatriation tax on the deemed repatriation of deferred foreign income as required by the U.S. Tax Cuts and Jobs Act. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2025, we had $23.0 million in available-for-sale investments classified as either cash equivalents or marketable securities. In addition, cash and cash equivalents included $2.9 million held in banks located in China subject to foreign currency controls.

As of December 31, 2025, the ratio of current assets to current liabilities was 2.5 to 1.0 and we had $20.5 million of working capital. Working capital as of December 31, 2025 decreased $9.7 million compared to our working capital as of December 31, 2024.

Cash used in operations was $6.0 million and $3.4 million during 2025 and 2024, respectively. Income tax paid during April 2025 and 2024 for the repatriation tax on the deemed repatriation of deferred foreign income was $5.1 million and $4.0 million, respectively. Disregarding these payments, cash flows used in operations was $943,000 during 2025 compared with cash flows provided by operations of $602,000 during 2024. The decline in operating cash flows during 2025 is primarily due to both the reduction in product orders received during the year, as well as the decrease in interest income earned on marketable securities during the year.

Cash provided by investing activities totaled $8.1 million during 2025 compared with cash used in investing activities of $30.1 million during 2024. During 2025, we purchased $50.7 million in marketable securities with original maturities greater than three months, and as such, reflect these purchases as an investing activity. These purchases of marketable securities were offset by $59.0 million of proceeds received from maturities of marketable securities.

Cash used in financing activities during 2025 and 2024 consisted solely of quarterly dividend payments of $0.20 per common share, totaling $9.2 million in each period. Subsequent to December 31, 2025, on February 2, 2026, the Board of Directors declared a quarterly cash dividend of $0.10 on each share of common stock outstanding. The dividend will be payable on February 27, 2026 to stockholders of record on February 17, 2026. Any future cash dividends will be at the sole discretion of the Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

In 2016, the Board of Directors authorized an increase to our stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, we may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require that we acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2025, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax. No repurchases were made under the stock repurchase program in 2025 or 2024.

On February 17, 2026, we entered into a share repurchase agreement to repurchase 2,935,227 shares of common stock, representing approximately 25.5% of our outstanding shares, from the George K. Broady 2012 Irrevocable Trust and the Eleanor Jane Broady 2012 Irrevocable Trust at a price of $2.00 per share, for an aggregate purchase price of approximately $5.9 million. The repurchase, funded from the Company’s existing cash on hand, was completed pursuant to our previously authorized $70.0 million share repurchase program. Following completion of the transaction, we have 8,577,848 shares of common stock outstanding and approximately $16.0 million remaining available under the share repurchase program, inclusive of estimated income tax effects.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURAL HEALTH TRENDS CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Natural Health Trends Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Natural Health Trends Corp. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 7 to the financial statements, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). We have also audited the adjustments to the 2024 financial statements to retrospectively adjust the disclosures for the adoption of ASU 2023-09 in 2025. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2017 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Los Angeles, CA

February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Natural Health Trends Corp.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) as discussed in Notes 2 and 7 to the consolidated financial statements, the accompanying consolidated balance sheet of Natural Health Trends Corp. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the adjustments discussed in Notes 2 and 7 to the financial statements are not presented herein). In our opinion the financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 2 and 7 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 2 and 7 to the financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2017 through 2025.

Los Angeles, CA

February 21, 2025

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,813	$13,533
Marketable securities	22,060	30,407
Inventories	2,047	3,272
Other current assets	3,274	3,771
Total current assets	34,194	50,983
Property and equipment, net	153	190
Operating lease right-of-use assets	1,869	2,498
Restricted cash	7	34
Deferred tax asset	289	382
Other assets	1,916	1,272
Total assets	$38,428	$55,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$555	$895
Income taxes payable	5	4,908
Accrued commissions	1,958	2,021
Other accrued expenses	1,438	1,425
Deferred revenue	5,574	6,428
Amounts held in eWallets	2,838	3,286
Operating lease liabilities	869	1,127
Other current liabilities	451	709
Total current liabilities	13,688	20,799
Deferred tax liability	180	174
Operating lease liabilities	1,131	1,514
Total liabilities	14,999	22,487
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at December 31, 2025 and 2024	13	13
Additional paid-in capital	85,033	84,901
Accumulated deficit	(36,436)	(26,344)
Accumulated other comprehensive loss	(784)	(1,301)
Treasury stock, at cost; 1,466,339 shares at December 31, 2025 and 2024	(24,397)	(24,397)
Total stockholders’ equity	23,429	32,872
Total liabilities and stockholders’ equity	$38,428	$55,359

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024
Net sales	$39,776	$42,963
Cost of sales	10,523	11,178
Gross profit	29,253	31,785
Operating expenses:
Commissions expense	16,302	17,571
Selling, general and administrative expenses	14,759	15,513
Total operating expenses	31,061	33,084
Loss from operations	(1,808)	(1,299)
Other income, net	1,241	1,919
Income (loss) before income taxes	(567)	620
Income tax provision	315	48
Net income (loss)	$(882)	$572
Net income (loss) per common share:
Basic	$(0.08)	$0.05
Diluted	$(0.08)	$0.05
Weighted-average number of common shares outstanding:
Basic	11,496	11,467
Diluted	11,496	11,490

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2025	2024
Net income (loss)	$(882)	$572
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	501	(218)
Unrealized gains (losses) on available-for-sale securities	16	(14)
Comprehensive income (loss)	$(365)	$340

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2023	—	$—	12,979,414	$13	$84,695	$(17,703)	$(1,069)	(1,462,641)	$(24,336)	$41,600
Net income	—	—	—	—	—	572	—	—	—	572
Restricted stock forfeiture	—	—	—	—	61	—	—	(3,698)	(61)	—
Share-based compensation	—	—	—	—	145	—	—	—	—	145
Dividends declared, $0.80/share	—	—	—	—	—	(9,213)	—	—	—	(9,213)
Foreign currency translation adjustments	—	—	—	—	—	—	(218)	—	—	(218)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(14)	—	—	(14)
BALANCE, December 31, 2024	—	—	12,979,414	13	84,901	(26,344)	(1,301)	(1,466,339)	(24,397)	32,872
Net loss	—	—	—	—	—	(882)	—	—	—	(882)
Share-based compensation	—	—	—	—	132	—	—	—	—	132
Dividends declared, $0.80/share	—	—	—	—	—	(9,210)	—	—	—	(9,210)
Foreign currency translation adjustments	—	—	—	—	—	—	501	—	—	501
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	16	—	—	16
BALANCE, December 31, 2025	—	$—	12,979,414	$13	$85,033	$(36,436)	$(784)	(1,466,339)	$(24,397)	$23,429

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(882)	$572
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	109	131
Net accretion of marketable securities	(375)	(441)
Share-based compensation	132	145
Noncash lease expense	1,140	1,087
Deferred income taxes	102	17
Changes in assets and liabilities:
Inventories	1,274	1,000
Other current assets	1,224	(113)
Other assets	(640)	(421)
Accounts payable	(341)	(94)
Income taxes payable	(4,902)	(3,862)
Accrued commissions	(111)	(19)
Other accrued expenses	(7)	271
Deferred revenue	(854)	245
Amounts held in eWallets	(445)	(672)
Operating lease liabilities	(1,142)	(1,151)
Other current liabilities	(279)	(62)
Net cash used in operating activities	(5,997)	(3,367)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68)	(57)
Purchases of marketable securities	(50,742)	(70,431)
Proceeds from maturities of marketable securities	58,958	40,413
Net cash provided by (used in) investing activities	8,148	(30,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(9,210)	(9,213)
Net cash used in financing activities	(9,210)	(9,213)
Effect of exchange rates on cash, cash equivalents and restricted cash	312	5
Net decrease in cash, cash equivalents and restricted cash	(6,747)	(42,650)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	13,567	56,217
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$6,820	$13,567
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$487	$124

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

The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of December 31, 2025, there was $603,000 in bank accounts located in the Hong Kong in excess of insured limits. As of December 31, 2025, cash and cash equivalents included $2.9 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 5 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for office equipment, office software and capitalized internal-use software development costs and five to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are included in the statement of operations as selling, general and administrative expenses. Such expense totaled $109,000 and $131,000 during 2025 and 2024, respectively.

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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain intercompany balances, are included in the statement of operations as other income and expense. Loss on foreign exchange totaling $90,000 and $230,000 was recognized during 2025 and 2024, respectively.

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

Certain Risks and Concentrations

In contrast to the Company’s business in other parts of the world, the Company’s China subsidiary has not implemented a direct sales model in China. The Chinese government permits direct selling only by organizations that have a license and has also adopted anti-pyramid selling and multi-level marketing legislation. The Company previously submitted a preliminary application for a direct selling license in China, but withdrew the application in 2019 upon the recommendation of a Chinese governmental authority. The Company operates an e-commerce direct selling platform in Hong Kong and recognizes the revenue derived from sales to both Hong Kong and Chinese members as being generated in Hong Kong. Products purchased by members in China are delivered to third parties that act as the importers of record under agreements to pay applicable duties. In addition, through a Chinese entity, the Company sells products in China using an e-commerce retail platform. The Chinese entity operates separately from the Hong Kong entity, and a Chinese member may elect to participate separately or in both.

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

The Company’s Premium Noni Juice and Triotein™ products each account for at least 10% of the Company’s total revenue as well as the Company's line of probiotic products comprised of Enhanced Essential Probiotics and Enhanced Biotic Trio. The Company currently sources each of these products from a single supplier. If demand decreases significantly, government regulation restricts their sale, the Company is unable to adequately source or deliver the products, or the Company ceases offering the products for any reason without suitable replacements, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company has adopted this guidance on a retrospective basis, which did not have an impact on its financial position, results of operations, or cash flows, although it did result in expanded disclosures which are included in Note 7 of the Company's consolidated financial statements.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 11% of sales. Sales returns were 1% of sales for each of 2025 and 2024.  No material changes in estimates have been recognized during the periods presented. See Note 4 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of  December 31, 2025 and 2024, the Company had $4.1 million and $4.9 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The decrease in contract liabilities from December 31, 2024 to December 31, 2025 is primarily due to $4.1 million of cash received for unshipped product orders and unredeemed product vouchers during the year ended December 31, 2025 offset by $5.0 million of revenue recognized during the year ended December 31, 2025 that was included in contract liabilities at December 31, 2024. As of December 31, 2023, the Company had contract liabilities totaling $4.4 million which was recognized as revenue during 2024. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

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

3.     NET INCOME (LOSS) PER COMMON SHARE

The following table illustrates the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2025			2024
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(882)	11,496	$(0.08)	$572	11,467	$0.05
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	23
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed dilution	$(882)	11,496	$(0.08)	$572	11,490	$0.05

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 8,063 shares were not included for 2025.

4.     BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	December 31,
	2025	2024
Cash, cash equivalents and restricted cash:
Cash	$5,896	$7,925
Cash equivalents	917	5,608
	6,813	13,533
Restricted cash	7	34
	$6,820	$13,567

Inventories:
Finished goods	$1,809	$2,770
Raw materials	238	502
	$2,047	$3,272
Property and equipment:
Office equipment	$495	$477
Office software	1,078	1,029
Furniture and fixtures	171	241
Leasehold improvements	554	753
Property and equipment, at cost	2,298	2,500
Accumulated depreciation and amortization	(2,145)	(2,310)
	$153	$190
Other accrued expenses:
Sales returns	$100	$85
Employee-related expense	613	656
Warehousing, inventory-related and other	725	684
	$1,438	$1,425
Deferred revenue:
Unshipped product and unredeemed product vouchers	$4,063	$4,940
Auto ship advances	1,511	1,488
	$5,574	$6,428

5.     FAIR VALUE MEASUREMENTS

As of December 31, 2025, cash and cash equivalents and marketable securities include the Company’s investments in money market funds, municipal debt securities and corporate debt securities. Debt securities classified as cash equivalents are required to be accounted for in accordance with FASB Accounting Standards Codification 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at December 31, 2025 should be classified as available-for-sale and carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

Investments by category included in cash equivalents and marketable securities at the end of each period were as follows (in thousands):

		December 31, 2025			December 31, 2024
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$581	$—	$581	$2,092	$—	$2,092
Municipal debt securities	Level 2	4,893	(1)	4,892	3,458	—	3,458
Corporate debt securities	Level 2	17,513	(9)	17,504	30,491	(26)	30,465
Total investments		$22,987	$(10)	$22,977	$36,041	$(26)	$36,015

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

6.     LEASES

The Company leases 4,900 square feet of corporate office space in Rolling Hills Estates, California with a term expiring in September 2030, and 7,300 square feet of corporate office space in Hong Kong with a term expiring in June 2026. In January 2026, the Company executed an agreement to sublease a portion of its corporate office space in Rolling Hills Estates, California for the duration of the lease term, effective February 1, 2026. To help further develop the market for its products in North America, the Company leases 1,600 square feet of retail space in Richmond, British Columbia, and 2,000 square feet of retail space in Metuchen, New Jersey. The Richmond and Metuchen locations have terms expiring in February 2027 and December 2028, respectively.

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

In August 2025, the Company entered into a binding offer to lease 5,300 square feet of office space in Hong Kong to replace its existing corporate office space in Hong Kong. The lease is expected to commence on March 1, 2026 with a term expiring February 28, 2031. Monthly base rent is HKD 141,500 ($18,000) for years one through three and HKD 149,500 ($19,000) for years four and five, with base-rent-free periods from March 1, 2026 through April 30, 2026 and from August 1, 2029 through September 30, 2029. In addition, the Company will pay a monthly management fee of HKD 43,979 (6,000). The lease provides the Company with an early termination right upon not less than three months’ prior written notice, exercisable at any time from March 1, 2029 through February 28, 2031. The related right-of-use asset and lease liability will be recognized on the Company’s consolidated balance sheet at the lease commencement date in accordance with FASB ASC Topic 842, Leases.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating leases	$1,248	$1,279
Short-term leases	145	143
Total lease cost	$1,393	$1,422

Cash paid for amounts included in the measurement of operating leases liabilities was $1.3 million for each of 2025 and 2024.

The weighted-average remaining lease term and discount rate related to operating leases as of December 31, 2025 were as follows:

Weighted-average remaining lease term (in years)	3.2
Weighted-average discount rate	4.0%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$900
2027	474
2028	344
2029	216
2030	162
Total lease payments	2,096
Less: imputed interest	(96)
Present value of lease liabilities	$2,000

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

7.     INCOME TAXES

The components of income (loss) before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
U.S.	$(727)	$(993)
Foreign	160	1,613
Income (loss) before income taxes	$(567)	$620

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current taxes:
U.S. federal	$39	$(24)
U.S. state and local	13	11
Foreign	165	34
Total current tax expense	$217	$21

Deferred taxes:
U.S. federal	$(100)	$(83)
U.S. state and local	(1)	1
Foreign	199	109
Total deferred tax expense	$98	$27

Total income tax expense:
U.S. federal	$(61)	$(107)
U.S. state and local	12	12
Foreign	364	143
Income tax provision	$315	$48

A reconciliation of the reported income tax provision to the provision that would result from applying the domestic federal statutory tax rate to pretax income (loss) is as follows (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percent	Amount	Percent
Income tax at U.S. federal statutory tax rate	$(119)	21.0%	$130	21.0%
Domestic federal:
Nontaxable and nondeductible items
Section 162(m) limitation	—	—%	58	9.4%
Stock-based compensation	24	(4.2)%	26	4.2%
Other	3	(0.5)%	3	0.5%
Cross-border tax laws
Subpart F inclusion	78	(13.8)%	43	6.9%
U.S. foreign income inclusions	—	—%	(18)	(2.9)%
Domestic state and local income taxes, net of federal effect	9	(1.6)%	10	1.6%
Foreign tax effects:
Cayman Islands	(143)	25.2%	(348)	(56.1)%
Hong Kong
Nontaxable and nondeductible items	4	(0.7)%	(18)	(2.9)%
Rate differential	(43)	7.6%	(34)	(5.5)%
China
Rate differential	70	(12.3)%	(5)	(0.8)%
Change in tax rate	89	(15.7)%	—	—%
Net operating loss expiration	86	(15.2)%	—	—%
Change in valuation allowance	45	(7.9)%	5	0.8%
Peru
Nontaxable and nondeductible items	28	(4.9)%	73	11.8%
Rate differential	(1)	0.2%	(9)	(1.5)%
Canada
Nontaxable and nondeductible items	93	(16.4)%	113	18.2%
Rate differential	(26)	4.6%	(37)	(6.0)%
Change in valuation allowance	(13)	2.3%	—	—%
Japan	—	—%	12	1.9%
Italy	(18)	3.2%	(9)	(1.5)%
India
Rate differential	(13)	2.3%	(10)	(1.6)%
Change in valuation allowance	42	(7.4)%	32	5.2%
Colombia
Rate differential	(38)	6.7%	(8)	(1.3)%
Change in valuation allowance	95	(16.8)%	30	4.8%
Bolivia	(22)	3.9%	8	1.3%
Russia	100	(17.6)%	—	—%
Other foreign jurisdictions	(15)	2.6%	1	0.2%
Income tax provision	$315	(55.6)%	$48	7.7%

Income before income taxes and the statutory tax rate for each country that materially contributed to the foreign rate differential presented above is as follows (in thousands):

		Year Ended December 31,
	Statutory Tax Rate	2025	2024
Cayman Islands	—%	$759	$1,535
Hong Kong	16.5%	444	745
China	5.0%	(439)	(124)

Deferred income taxes consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$843	$700
Operating lease liabilities	264	325
Other	73	82
Total deferred tax assets	1,180	1,107
Valuation allowance	(624)	(391)
Net deferred tax assets	556	716

Deferred tax liabilities:
Operating lease assets	(236)	(297)
Foreign deferreds	(180)	(173)
Prepaids	(31)	(35)
Other	—	(3)
Total deferred tax liabilities	(447)	(508)
Net deferred tax assets	$109	$208

The effective income tax rate for the year ended December 31, 2025 is driven by foreign rate differentials and the increase in valuation allowance on the Company's foreign net operating losses. It also includes estimates for foreign income inclusions such as global intangible low-taxed income (“GILTI”) and Subpart F income, as well as prior year foreign return to provision true-ups. The effect of permanent differences in 2025 and 2024 is mainly due to compensation-related limitations under Internal Revenue Code Section 162(m) and stock-based compensation expense. As of December 31, 2025, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that it is more likely than not to realize the tax benefits of their deferred assets. As of December 31, 2025, the Company has a valuation allowance against deferred tax assets in the form of net operating loss carryforwards in certain foreign jurisdictions. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of December 31, 2025, the Company has $884,000 of U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $467,000 that begin expiring in 2038. At December 31, 2025, the Company has foreign net operating loss carryforwards of approximately $3.2 million in various jurisdictions with various expirations.

In April 2025, the Company paid the final installment of $5.1 million for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion, as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of December 31, 2025, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of December 31, 2025 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of December 31, 2025.

The Company and its subsidiaries file tax returns in the United States, California, New Jersey, Texas and various foreign jurisdictions. The Company is no longer subject to state income tax examinations for years prior to 2020. The Company is not aware of any jurisdictions that are currently examining any income tax returns of the Company.

Cash paid during the year for incomes taxes, net of refunds, were as follows (in thousands):

	Year Ended December 31,
	2025	2024

U.S. federal	$4,954	$3,799
U.S. state and local	12	8
Foreign	(45)	151
Cash paid for income taxes, net	$4,921	$3,958

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

9.     STOCK-BASED INCENTIVE PLANS

Restricted Stock

In 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At December 31, 2025, 1,129,047 shares remained available for issuance under the 2016 Plan.

On February 6, 2023, the Company granted 97,900 shares of restricted common stock to certain of its employees. The shares vested in equal parts on a quarterly basis over the next three years and were subject to forfeiture in the event of an employee's termination of service to the Company under specified circumstances. No shares of restricted common stock remained outstanding as of December 31, 2025.

The following table summarizes the Company’s restricted stock activity under the 2016 Plan:

	Shares	Wtd. Avg. Price at Date of Issuance
Nonvested at December 31, 2023	62,320	$4.84
Vested	(29,946)	$4.84
Forfeited	(3,698)	$4.84
Nonvested at December 31, 2024	28,676	$4.84
Vested	(28,676)	$4.84
Nonvested at December 31, 2025	—	$—

Share-based compensation expense of $132,000 and $145,000 was recognized during 2025 and 2024, respectively.

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

One-half of the award eligible to vest in each calendar quarter (the “Financial Results-Based Award”, representing 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if the Company attains positive operating profit for the quarter of at least $150,000. If these conditions are not met, the Financial Results-Based Award for the quarter will be forfeited. The other half of the award eligible to vest in each calendar quarter (the “Stock Appreciation-Based Award”, or 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if two additional conditions are satisfied: (a) a stock appreciation condition, which will be satisfied if the average closing price of the Company’s common stock over the last month of the applicable quarter exceeds the average closing price of the Company’s common stock over the last month of the previous calendar year; and (b) an additional financial performance condition, which will be satisfied if the Company attains positive operating profit for the quarter of at least $300,000. If the stock appreciation condition is not met for the applicable quarter, the Stock Appreciation-Based Award for the quarter will be forfeited. If the stock appreciation condition is met for this portion of the award but the additional financial performance condition is not met for the quarter, the Stock Appreciation-Based Award for the quarter will not be forfeited but will be carried forward to a future quarter during the two-year vesting period of the award. Any portion of an award carried forward may vest at the end of a subsequent quarter during the two-year vesting period if the Company’s operating profit for that quarter exceeds by $150,000 the sum of (a) the amount necessary to satisfy the Financial Results-Based Award for the quarter (i.e. $150,000), (b) the additional amount, if any, used to satisfy the additional financial performance condition for a Stock Appreciation-Based Award that vests for the quarter (i.e., $150,000 if the current quarter’s Stock Appreciation-Based Award vests, or $0 if it does not vest) and (c) the additional amount, if any used to satisfy the vesting conditions of any other carried-forward awards to which this test is previously applied. Of the phantom shares awarded in 2025, 83,739 phantom shares were forfeited and 139,568 shares remain unvested as of December 31, 2025.

The phantom share awards are accounted for as liabilities in accordance with FASB ASC Topic 718, Compensation – Stock Compensation since they require cash settlement. Compensation expense is recognized over the requisite service period if it is probable that the performance vesting condition will be achieved. The fair value of the liability incurred is remeasured at the end of each reporting period with any changes in fair value recognized as compensation expense over the requisite service period. As a result of the vesting of phantom shares, the Company recognized compensation expense related to the cash settlement of such shares of $475,000 during 2024. No compensation expense was recognized related to the cash settlement of such shares during 2025.

10.     STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue two classes of capital stock consisting of up to 5,000,000 shares of preferred stock, $0.001 par value, and 50,000,000 shares of common stock, $0.001 par value.

Dividends

The Company declared and paid cash dividends of $0.20 per common share during each quarter of 2025 and 2024, totaling an aggregate of $9.2 million for each of 2025 and 2024. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. As of December 31, 2025, $21.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of related estimated income tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for 2025 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2024	$(1,275)	$(26)	$(1,301)
Other comprehensive income	501	16	517
Balance, December 31, 2025	$(774)	$(10)	$(784)

11.     RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Lucy Nduati, a director of the Company, has since 2013 served a number of companies controlled by George K. Broady and other Broady family members in a variety of roles focused on administration, accounting, finance, tax strategy and office management. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $37,000 and $36,000 during 2025 and 2024, respectively, under this agreement.  The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement was set to terminate on March 31, 2025; however, as neither party provided the required 90-day advance notice, it has automatically renewed for an additional one-year term in accordance with its provisions.

12.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plan which permits participating employees in the United States to defer up to a maximum of 90% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 21 and older are eligible to contribute to the plan starting the first day of the month following the date of employment.  Participating employees are eligible to receive discretionary matching contributions and profit sharing, subject to certain conditions, from the Company.  In 2025 and 2024, the Company matched employee deferral contributions up to 4.5% of salary, which vested 100% immediately. No profit sharing has been paid under the plan. The Company recorded compensation expense of $76,000 and $78,000 for 2025 and 2024, respectively, related to its matching contributions to the plan. Certain of the Company’s employees located outside the United States participate in employee benefit plans that are statutory in nature.

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

The Company’s financial information by segment is as follows (in thousands):

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$38,386	$946	$444	$39,776	$40,893	$1,580	$490	$42,963
Cost of sales	10,117	195	211	10,523	10,658	292	228	11,178
Gross profit	28,269	751	233	29,253	30,235	1,288	262	31,785
Less:
Commissions expense[1]	16,111	—	191	16,302	17,305	—	266	17,571
Employee-related costs	3,506	973	55	4,534	3,629	950	48	4,627
Facility costs	1,180	144	12	1,336	1,191	155	14	1,360
Other segment items[2]	1,294	261	53	1,608	1,494	325	57	1,876
Segment income (loss) from operations	$6,178	$(627)	$(78)	5,473	$6,616	$(142)	$(123)	6,351
Reconciliation of income before income taxes:
Unallocated corporate expenses				(7,281)				(7,650)
Other income, net				1,241				1,919
Income (loss) before income taxes				$(567)				$620

1 Our China subsidiary maintains an e-commerce retail platform and does not pay commissions.

2 Other segment items include credit card fees and assessments, marketing-related costs, professional fees and other business expenses.

The Company’s segment assets are as follows (in thousands):

	December 31, 2025				December 31, 2024
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Inventories	$1,496	$142	$39	$1,677	$2,422	$159	$36	$2,617
Other inventories and inventory-related deposits[1]				444				971
Other assets[2]				36,307				51,771
Total assets				$38,428				$55,359

1 Other inventories and inventory-related deposits pertain to the Company's trading company and are not specific to any of the Company's operating segments.

2 Other assets primarily include cash, cash equivalents and marketable securities, but also includes all other current and noncurrent assets.

The Company’s net sales by geographic area are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net sales from external customers:
United States	$1,153	$1,044
Canada	475	535
Peru and Colombia	1,205	1,101
Hong Kong[1]	32,671	35,106
China	946	1,580
Taiwan	1,542	1,591
Japan	333	292
Russia and Kazakhstan	444	490
Europe	530	635
Other foreign countries	477	589
Total net sales	$39,776	$42,963

1 Substantially all of the Company's Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors.”

The Company’s net sales by product and service are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net sales by product and service:
Product sales	$39,017	$41,729
Administrative fees, freight and other	1,080	1,544
Less: sales returns	(321)	(310)
Total net sales	$39,776	$42,963

Due to system constraints, it is impracticable for the Company to separately disclose sales by product category for the years presented.

The Company’s long-lived tangible assets as well as the Company's operating lease right-of-use assets by geographic area are as follows (in thousands):

	December 31,
	2025	2024
Long-lived assets:
United States	$1,093	$1,425
Hong Kong	325	828
China	281	164
Other foreign countries	323	271
Total long-lived assets	$2,022	$2,688

14.     SUBSEQUENT EVENTS

On February 2, 2026, the Board of Directors declared a quarterly cash dividend of $0.10 on each share of common stock outstanding. The dividend will be payable on February 27, 2026 to stockholders of record on February 17, 2026. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

On February 17, 2026, the Company entered into a share repurchase agreement to repurchase 2,935,227 shares of its common stock, representing approximately 25.5% of the Company’s outstanding shares, from the George K. Broady 2012 Irrevocable Trust and the Eleanor Jane Broady 2012 Irrevocable Trust at a purchase price of $2.00 per share, or an aggregate purchase price of approximately $5.9 million. The repurchase, funded from the Company’s existing cash on hand, was completed pursuant to the Company’s previously authorized share repurchase program. Following completion of the transaction, the Company has 8,577,848 shares of common stock outstanding.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation and as disclosed in “Management’s Annual Report on Internal Control over Financial Reporting” below, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management evaluates the effectiveness of our internal control over financial reporting by using the criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this criteria, management concluded that our internal control over financial reporting as of December 31, 2025 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025.

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

+10.6	Natural Health Trends Corp. Annual Incentive Plan (Restated as of January 1, 2016) (incorporated by reference to Appendix A to Definitive Proxy Statement filed on March 4, 2016).
+10.7	Natural Health Trends Corp. Phantom Equity Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 5, 2021).
+10.8	Form of Phantom Share Agreement under the Phantom Equity Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on April 30, 2025).
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

19.1	Natural Health Trends Corp. Insider Trading Policy as amended November 15, 2024 (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K filed on February 21, 2025).
21.1	Subsidiaries of Natural Health Trends Corp. (filed herewith).
24.1	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97.1	Natural Health Trends Corp. Compensation Recovery Policy dated October 2, 2023 (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on February 28, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: February 20, 2026	/s/ Chris T. Sharng
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

Signature	Title	Date

/s/ Chris T. Sharng	President and Director	February 20, 2026
Chris T. Sharng	(Principal Executive Officer)

/s/ Timothy S. Davidson	Senior Vice President and Chief Financial Officer	February 20, 2026
Timothy S. Davidson	(Principal Financial and Accounting Officer)

/s/ Randall A. Mason	Chairman of the Board and Director	February 20, 2026
Randall A. Mason

/s/ Yiu T. Chan	Director	February 20, 2026
Yiu T. Chan

/s/ Lucy N. Nduati	Director	February 20, 2026
Lucy N. Nduati

/s/ Ching C. Wong	Director	February 20, 2026
Ching C. Wong