Form 10-Q
period 2026-03-31
NATURAL HEALTH TRENDS CORP
filed 2026-04-29
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

At April 24, 2026, the number of shares outstanding of the registrant’s common stock was 8,577,848 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

March 31, 2026

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, in particular “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this report, the words or phrases “will likely result,” “expect,” “intend,” “will continue,” “anticipate,” “estimate,” “project,” “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act. These statements represent our expectations or beliefs concerning, among other things, future revenue, earnings, growth strategies, new products and initiatives, dividend policies, future operations and operating results, expense savings initiatives, and future business and market opportunities.

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

•	Hong Kong’s political and economic landscape has in recent years undergone significant change, and this upheaval or related consequences could negatively impact our business and financial performance;
•	We experienced negative operating cash flows during the four years ended December 31, 2022 through 2025, and only modest positive operating cash flows during the years ended December 31, 2021 and 2020. Unless our operating cash flows improve, this negative financial performance could have a material adverse effect on our business and our stock price;
•	Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results;
•	Our business and financial performance may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment;
•	Changes in government trade and economic policies, including the imposition of tariffs and other restrictive trade policies, and ongoing political and economic disputes between the United States and other jurisdictions, particularly China, may have a negative effect on global economic conditions and our business, financial results and financial condition;
•	We are subject to risks relating to product concentration and lack of revenue diversification;
•	Epidemics, natural disasters, terrorist attacks or acts of war or hostility may seriously harm our business;
•	The high level of competition in our industry could adversely affect our business;
•	Failure of new products to gain member and market acceptance could harm our business;
•	We rely on a limited number of independent third parties to manufacture and supply our products on a timely basis;
•	Growth may be impeded by the political and economic risks of entering and operating in foreign markets;
•	Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact our business and the market price of our common stock;
•	We could be adversely affected by management changes or an inability to attract and retain key management, directors and consultants;
•	Our continuing loss of a significant number of members is adversely affecting our business, and if we cannot stabilize or increase the number of members our business could be further negatively impacted;
•	Although virtually all of our members are independent contractors, improper member actions that violate laws or regulations could harm our business;
•	An increase in the amount of compensation paid to members would reduce profitability;
•	We may be held responsible for certain taxes or assessments relating to the activities of our members and service providers, which could harm our financial condition and operating results;
•	Our business in China is subject to compliance with a myriad of applicable laws and regulations, and any actual or alleged violations of those laws or government actions otherwise directed at us could have a material adverse impact on our business and the value of our company;
•

Direct-selling laws and regulations may prohibit or severely restrict our direct sales efforts and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business;

•	Our business is subject to a variety of laws, regulations and other obligations regarding privacy, data protection and information security. Any actual or perceived failure by us or our third-party vendors to comply with such laws, regulations or other obligations could materially adversely affect our business;
•	Challenges by third parties to the legality of our business operations could harm our business;
•	We have in the past been involved in, and may in the future face, lawsuits, claims, and governmental proceedings and inquiries that could harm our business;
•	Currency exchange rate fluctuations could lower our revenue and profitability;
•	Changes in tax or duty laws, and unanticipated tax or duty liabilities, could adversely affect our net income;
•	Transfer pricing regulations affect our business and results of operations;
•	Our products and related activities are subject to extensive government regulation, which could delay, limit or prevent the sale of some of our products in some markets;
•	New regulations governing the marketing and sale of nutritional supplements could harm our business;
•	Regulations governing the production and marketing of our personal care products could harm our business;
•	If we are found not to be in compliance with good manufacturing practices our operations could be harmed;
•	Failure to comply with domestic and foreign laws and regulations governing product claims and advertising could harm our business;
•	We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;
•	We do not have a comprehensive product liability insurance program and product liability claims could hurt our business;
•	We may be unable to protect or use our intellectual property rights;
•	We rely on and are subject to risks associated with our reliance upon information technology systems;
•	System disruptions or failures, cybersecurity risks, and compromises of data, or the failure to comply with related laws and regulations, could harm our business;
•	Our systems, software and data reside on third-party servers, exposing us to risks that disruption or intrusion of those servers could temporarily or permanently interrupt our access and damage our business;
•	Our common stock is particularly subject to volatility because of the industry and markets in which we operate; and
•	Our common stock continues to experience wide fluctuations in trading volumes and prices. This may make it more difficult for holders of our common stock to sell shares when they want and at prices they find attractive.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our financial statements and the related notes.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,221	$6,813
Marketable securities	12,010	22,060
Inventories	1,971	2,047
Other current assets	3,334	3,274
Total current assets	26,536	34,194
Property and equipment, net	258	153
Operating lease right-of-use assets	2,892	1,869
Deferred tax asset	288	289
Other assets	1,976	1,923
Total assets	$31,950	$38,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,306	$555
Accrued commissions	1,670	1,958
Other accrued expenses	1,234	1,438
Deferred revenue	5,001	5,574
Amounts held in eWallets	2,739	2,838
Operating lease liabilities	958	869
Other current liabilities	335	456
Total current liabilities	13,243	13,688
Deferred tax liability	179	180
Operating lease liabilities	2,064	1,131
Total liabilities	15,486	14,999
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at March 31, 2026 and December 31, 2025	13	13
Additional paid-in capital	85,033	85,033
Accumulated deficit	(37,448)	(36,436)
Accumulated other comprehensive loss	(775)	(784)
Treasury stock, at cost; 4,401,566 and 1,466,339 shares at March 31, 2026 and December 31, 2025, respectively	(30,359)	(24,397)
Total stockholders’ equity	16,464	23,429
Total liabilities and stockholders’ equity	$31,950	$38,428

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2026	2025
Net sales	$9,206	$10,737
Cost of sales	2,303	2,832
Gross profit	6,903	7,905
Operating expenses:
Commissions expense	3,853	4,488
Selling, general and administrative expenses	3,524	3,762
Total operating expenses	7,377	8,250
Loss from operations	(474)	(345)
Other income, net	295	465
Income (loss) before income taxes	(179)	120
Income tax benefit	(25)	(2)
Net income (loss)	$(154)	$122
Net income (loss) per common share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted average common shares outstanding:
Basic	10,143	11,486
Diluted	10,143	11,491

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(154)	$122
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	16	148
Unrealized gains (losses) on available-for-sale securities	(7)	9
Comprehensive income (loss)	$(145)	$279

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Three months ended March 31, 2026

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2025	—	$—	12,979,414	$13	$85,033	$(36,436)	$(784)	(1,466,339)	$(24,397)	$23,429
Net loss	—	—	—	—	—	(154)	—	—	—	(154)
Repurchase of common stock	—	—	—	—	—	—	—	(2,935,227)	(5,962)	(5,962)
Dividends declared, $0.10/share	—	—	—	—	—	(858)	—	—	—	(858)
Foreign currency translation adjustments	—	—	—	—	—	—	16	—	—	16
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(7)	—	—	(7)
BALANCE, March 31, 2026	—	$—	12,979,414	$13	$85,033	$(37,448)	$(775)	(4,401,566)	$(30,359)	$16,464

Three months ended March 31, 2025

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2024	—	$—	12,979,414	$13	$84,901	$(26,344)	$(1,301)	(1,466,339)	$(24,397)	$32,872
Net income	—	—	—	—	—	122	—	—	—	122
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	148	—	—	148
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	9	—	—	9
BALANCE, March 31, 2025	—	$—	12,979,414	$13	$84,935	$(28,525)	$(1,144)	(1,466,339)	$(24,397)	$30,882

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(154)	$122
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11	30
Net accretion of marketable securities	(29)	(113)
Share-based compensation	—	34
Noncash lease expense	286	275
Deferred income taxes	—	(2)
Changes in assets and liabilities:
Inventories	43	465
Other current assets	(57)	182
Other assets	(58)	(154)
Accounts payable	719	73
Accrued commissions	(268)	(214)
Other accrued expenses	(263)	(259)
Deferred revenue	(534)	501
Amounts held in eWallets	(80)	12
Operating lease liabilities	(294)	(281)
Other current liabilities	(119)	(187)
Net cash provided by (used in) operating activities	(797)	484
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(115)	(16)
Purchases of marketable securities	(1,097)	(17,378)
Proceeds from maturities of marketable securities	11,156	27,365
Net cash provided by investing activities	9,944	9,971
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(5,870)	—
Dividends paid	(858)	(2,303)
Net cash used in financing activities	(6,728)	(2,303)
Effect of exchange rates on cash, cash equivalents and restricted cash	(11)	3
Net increase in cash, cash equivalents and restricted cash	2,408	8,155
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,820	13,567
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$9,228	$21,722
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,339	$79
Direct costs incurred to repurchase common stock	$92	$—

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2025 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 20, 2026.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts in the balance sheet and the statement of cash flows have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased and with insignificant interest rate risk to be cash equivalents. The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of March 31, 2026, there was $133,000 in bank accounts located in Hong Kong in excess of insured limits. As of March 31, 2026, cash and cash equivalents included $2.9 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 4 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

Capitalized Software Implementation Costs

The Company is currently implementing a new global back office platform to replace its legacy internally developed system. The platform includes modules supporting member back office functionality, commission processing, e-commerce, replicated distributor websites, reporting, administrative tools and various country-specific integrations. Costs incurred during the application development stage that are directly associated with software configuration, customization and coding are capitalized in accordance with FASB ASC Topic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. These costs are recorded within other non-current assets and will be amortized on a straight-line basis over the expected term of the associated hosting arrangement once the related modules are ready for their intended use. Capitalized software implementation costs were $1.5 million and $1.4 million as of March 31, 2026 and December 31, 2025, respectively (see Note 3). The project remains in the application development stage, and accordingly, no amortization expense has been recognized during the three months ended March 31, 2026 and 2025.

Net Income (Loss) Per Common Share

Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized, if any, is assumed to be used to repurchase shares. No shares of non-vested restricted common stock were outstanding during the three months ended March 31, 2026.

The following table illustrates the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2026			2025
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(154)	10,143	$(0.02)	$122	11,486	$0.01
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	5
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed dilution	$(154)	10,143	$(0.02)	$122	11,491	$0.01

Recent Accounting Pronouncements

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 11% of sales.  Sales returns were 1% of sales for each of the three months ended March 31, 2026 and 2025.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of March 31, 2026 and December 31, 2025, the Company had $3.5 million and $4.1 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The decrease in contract liabilities from  December 31, 2025 to  March 31, 2026 is primarily due to $2.0 million of cash received for unshipped product orders and unredeemed product vouchers during the three months ended March 31, 2026 offset by $2.6 million of revenue recognized during the period that was included in contract liabilities at  December 31, 2025. As of  December 31, 2024, the Company had contract liabilities totaling $4.9 million of which $3.0 million was recognized as revenue during the three months ended March 31, 2025. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Product sales	$9,020	$10,532
Administrative fees, freight and other	275	277
Less: sales returns	(89)	(72)
Total net sales	$9,206	$10,737

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three months ended March 31, 2026 and 2025. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash:
Cash	$4,811	$5,896
Cash equivalents	4,410	917
	9,221	6,813
Restricted cash included in other long-term assets	7	7
	$9,228	$6,820
Inventories:
Finished goods	$1,783	$1,809
Raw materials	188	238
	$1,971	$2,047
Other assets:
Capitalized software implementation costs	$1,501	$1,434
Refundable deposits and other	475	489
	$1,976	$1,923
Other accrued expenses:
Sales returns	$74	$100
Employee-related expense	535	613
Warehousing, inventory-related and other	625	725
	$1,234	$1,438
Deferred revenue:
Unshipped product and unredeemed product vouchers	$3,511	$4,063
Auto ship advances	1,490	1,511
	$5,001	$5,574

4. FAIR VALUE MEASUREMENTS

As of March 31, 2026, cash and cash equivalents and marketable securities include the Company’s investments in money market funds, municipal debt securities and corporate debt securities. Debt securities are required to be accounted for in accordance with the FASB ASC Topic 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at March 31, 2026 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents and marketable securities at the end of each period were as follows (in thousands):

		March 31, 2026			December 31, 2025
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$2,852	$—	$2,852	$581	$—	$581
Municipal debt securities	Level 2	1,932	—	1,932	4,893	(1)	4,892
Corporate debt securities	Level 2	11,653	(17)	11,636	17,513	(9)	17,504
Total investments		$16,437	$(17)	$16,420	$22,987	$(10)	$22,977

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

5. LEASES

The Company leases 4,900 square feet of corporate office space in Rolling Hills Estates, California with a term expiring in September 2030, and 7,300 square feet of corporate office space in Hong Kong with a term expiring in June 2026. In January 2026, the Company entered into an agreement to sublease a portion of its corporate office space in Rolling Hills Estates, California for the remainder of the lease term, effective February 1, 2026. The sublease is classified as an operating lease and is expected to offset a portion of future lease costs associated with the Company's corporate office space. Sublease income recognized on a straight-line basis was $20,000 for the three months ended March 31, 2026.

To help further develop the market for its products in North America, the Company leases 1,600 square feet of retail space in Richmond, British Columbia, and 2,000 square feet of retail space in Metuchen, New Jersey. The Richmond and Metuchen locations have terms expiring in February 2027 and December 2028, respectively.

The Company leases six branch offices throughout China, and additional office space in Peru, Japan, Taiwan, South Korea, Malaysia, India, Colombia and the Cayman Islands. The Company contracts with third parties for fulfillment and distribution operations in all of its international markets. None of the Company’s third-party logistics contracts contain a lease, as the Company does not have the right to access the warehouses or move its inventories at will.

In August 2025, the Company entered into a binding offer to lease 5,300 square feet of office space in Hong Kong to replace its existing corporate office space in Hong Kong. The lease commenced on March 1, 2026 with a term expiring February 28, 2031. Monthly base rent is HKD 141,500 ($18,000) for years one through three and HKD 149,500 ($19,000) for years four and five, with base-rent-free periods from March 1, 2026 through April 30, 2026 and from August 1, 2029 through September 30, 2029. In addition, the Company will pay a monthly management fee of HKD 43,979 ($6,000). The lease provides the Company with an early termination right upon not less than three months’ prior written notice, exercisable at any time from March 1, 2029 through February 28, 2031. The related right-of-use asset and lease liability was recognized on the Company’s consolidated balance sheet at the lease commencement date in accordance with FASB ASC Topic 842, Leases.

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating leases	$315	$308
Short-term leases	33	33
Sublease income	(20)	—
Total lease cost	$328	$341

Cash paid for amounts included in the measurement of operating lease liabilities was $291,000 and $309,000 for the three months ended March 31, 2026 and 2025, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of March 31, 2026 were as follows:

Weighted-average remaining lease term (in years)	4.0
Weighted-average discount rate	3.4%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	$776
2027	766
2028	638
2029	484
2030	470
Thereafter	51
Total lease payments	3,185
Less: imputed interest	(163)
Present value of lease liabilities	$3,022

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

6. INCOME TAXES

The effective income tax rate for the three months ended March 31, 2026 includes estimates for foreign income inclusions, such as Net CFC Tested Income (“NCTI”) and Subpart F income, as well as prior year foreign return to provision true-ups. As of March 31, 2026, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that it is more likely than not to realize the tax benefits of their deferred assets. As of March 31, 2026, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of March 31, 2026, the Company has $884,000 of U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $467,000 that begin expiring in 2038. At March 31, 2026, the Company has foreign net operating loss carryforwards of approximately $3.2 million in various jurisdictions with various expirations.

In April 2025, the Company paid the final installment of $5.1 million for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of March 31, 2026, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of March 31, 2026 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of March 31, 2026.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

In 2016, the Company’s stockholders approved the Natural Health Trends Corp. 2016 Equity Incentive Plan (the “2016 Plan”) to replace its 2007 Equity Incentive Plan. The 2016 Plan allowed for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 2,500,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) were available for issuance pursuant to awards granted. At March 31, 2026, 1,129,047 shares remained available for issuance under the 2016 Plan. The 2016 Plan terminated on April 7, 2026 in accordance with its provisions. No shares of unvested restricted common stock were outstanding during the three months ended March 31, 2026. Share-based compensation expense of $34,000 was recognized during the three months ended March 31, 2025.

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

On April 1, 2025, awards for 223,307 phantom shares were granted to the Company’s employees and its non-employee directors. Each award has a vesting period of two years, with 12.5% of the award eligible to vest in each of the eight calendar quarters during the vesting period, beginning with the second quarter of 2025, subject to satisfaction of the conditions outlined below. For awards to vest as to a particular quarter, the employee or director must be continuously employed by (or in the case of directors, providing services to) the Company for the entire quarter. The awards are subject to a maximum payment value of $12.00 per phantom share, and the grantees are not entitled to any dividend or dividend equivalent payments with respect to the awards. As a condition to the grant of the awards to each employee grantee, the grantee agreed not to sell or otherwise transfer any shares of the Company’s common stock held by him until all phantom shares subject to the award are vested or forfeited.

One-half of the award eligible to vest in each calendar quarter (the “Financial Results-Based Award”, representing 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if the Company attains positive operating profit for the quarter of at least $150,000. If these conditions are not met, the Financial Results-Based Award for the quarter will be forfeited. The other half of the award eligible to vest in each calendar quarter (the “Stock Appreciation-Based Award”, or 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if two additional conditions are satisfied: (a) a stock appreciation condition, which will be satisfied if the average closing price of the Company’s common stock over the last month of the applicable quarter exceeds the average closing price of the Company’s common stock over the last month of the previous calendar year; and (b) an additional financial performance condition, which will be satisfied if the Company attains positive operating profit for the quarter of at least $300,000. If the stock appreciation condition is not met for the applicable quarter, the Stock Appreciation-Based Award for the quarter will be forfeited. If the stock appreciation condition is met for this portion of the award but the additional financial performance condition is not met for the quarter, the Stock Appreciation-Based Award for the quarter will not be forfeited but will be carried forward to a future quarter during the two-year vesting period of the award. Any portion of an award carried forward may vest at the end of a subsequent quarter during the two-year vesting period if the Company’s operating profit for that quarter exceeds by $150,000 the sum of (a) the amount necessary to satisfy the Financial Results-Based Award for the quarter (i.e. $150,000), (b) the additional amount, if any, used to satisfy the additional financial performance condition for a Stock Appreciation-Based Award that vests for the quarter (i.e., $150,000 if the current quarter’s Stock Appreciation-Based Award vests, or $0 if it does not vest) and (c) the additional amount, if any used to satisfy the vesting conditions of any other carried-forward awards to which this test is previously applied. Of the phantom shares awarded in 2025, 111,652 phantom shares were forfeited and 111,655 shares remain unvested as of March 31, 2026.

The phantom share awards are accounted for as liabilities in accordance with FASB ASC Topic 718,  Compensation –  Stock Compensation since they require cash settlement. Compensation expense is recognized over the requisite service period if it is probable that the performance vesting condition will be achieved. The fair value of the liability incurred is remeasured at the end of each reporting period with any changes in fair value recognized as compensation expense over the requisite service period. No compensation expense was recognized related to the cash settlement of such shares during the three months ended Marc h 31, 2026 or  2025.

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.10 per common share during the first quarter of 2026, totaling $858,000, and $0.20 per common share during the first quarter of 2025, totaling $2.3 million. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

On February 17, 2026, the Company entered into a share repurchase agreement to repurchase 2,935,227 shares of its common stock, representing approximately 25.5% of the Company's outstanding shares, from the George K. Broady 2012 Irrevocable Trust and the Eleanor Jane Broady 2012 Irrevocable Trust at a purchase price of $2.00 per share, for aggregate consideration of approximately $5.9 million. In addition, the Company incurred $92,000 in fees and the excise tax on stock repurchases in connection with the transaction, which are recorded as direct costs of the share repurchase and recognized as a reduction of equity. As of March 31, 2026, $15.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of estimated tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first three months of 2026 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Available-For-Sale Investments	Total
Balance, December 31, 2025	$(774)	$(10)	$(784)
Other comprehensive income (loss)	16	(7)	9
Balance, March 31, 2026	$(758)	$(17)	$(775)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and previously a beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Lucy Nduati, a director of the Company, has since 2013 served a number of companies controlled by George K. Broady and other Broady family members in a variety of roles focused on administration, accounting, finance, tax strategy and office management. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $9,000 during each of the three-month periods ended March 31, 2026 and 2025 under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement was set to terminate on  March 31, 2025; however, as neither party provided the required 90-day advance notice, it has automatically renewed for an additional one-year term in accordance with its provisions.

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

The Company’s financial information by segment is as follows (in thousands):

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$8,830	$298	$78	$9,206	$10,406	$234	$97	$10,737
Cost of sales	2,199	64	40	2,303	2,725	49	58	2,832
Gross profit	6,631	234	38	6,903	7,681	185	39	7,905
Less:
Commissions expense[1]	3,826	—	27	3,853	4,435	—	53	4,488
Employee-related costs	875	233	15	1,123	959	233	12	1,204
Facility costs	293	37	3	333	285	35	3	323
Other segment items[2]	412	53	10	475	523	64	12	599
Segment income (loss) from operations	$1,225	$(89)	$(17)	1,119	$1,479	$(147)	$(41)	1,291
Reconciliation of income (loss) before income taxes:
Unallocated corporate expenses				(1,593)				(1,636)
Other income, net				295				465
Income (loss) before income taxes				$(179)				$120

1 Our China subsidiary maintains an e-commerce retail platform and does not pay commissions.

2 Other segment items include credit card fees and assessments, marketing-related costs, professional fees and other business expenses.

The Company's segment assets are as follows (in thousands):

	March 31, 2026				December 31, 2025
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Inventories	$1,530	$129	$33	$1,692	$1,496	$142	$39	$1,677
Other inventories and inventory-related deposits[1]				547				444
Other assets[2]				29,711				36,307
Total assets				$31,950				$38,428

1 Other inventories and inventory-related deposits pertain to the Company's trading company and are not specific to any of the Company's operating segments.

2 Other assets primarily include cash, cash equivalents and marketable securities, but also includes all other current and noncurrent assets.

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales from external customers:
United States	$279	$286
Canada	90	101
Peru and Colombia	310	249
Hong Kong[1]	7,602	9,123
China	298	234
Taiwan	264	322
Japan	48	64
Malaysia and Singapore	51	50
Russia and Kazakhstan	78	97
Europe	142	150
Other foreign countries	44	61
Total net sales	$9,206	$10,737

1 Substantially all of the Company's Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

12. SUBSEQUENT EVENT

On April 27, 2026, the Board of Directors declared a quarterly cash dividend of $0.10 on each share of common stock outstanding. The dividend will be payable on May 22, 2026 to stockholders of record on May 12, 2026. The declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

As of March 31, 2026, we were conducting business through 26,400 active members, compared to 26,650 at December 31, 2025 and 30,180 at March 31, 2025. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 93% of our net sales from subsidiaries located outside the Americas. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, trade policy, inflation rates, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our business for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and more specifically under the captions “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Hong Kong’s political and economic landscape has in recent years undergone significant change...”, and “Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that in the first quarter of 2026 generated approximately 83% of our revenue, substantially all of which was derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we also operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China, but withdrew our application in 2019 upon the recommendation of a Chinese governmental authority. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

The Company’s recent financial results, particularly beginning in the second quarter of fiscal 2025, have been negatively affected by negative consumer sentiment and economic uncertainty in the Company’s largest market. If substantial tariffs remain in place, or new tariffs are implemented, the Company may see the effect of higher duties on restocking in 2026. The likely short-term impact of the tariffs is difficult to predict with any certainty, however. We may need to impose a surcharge on products sold into China, and the imposition of such a surcharge may have a further negative effect on sales volumes into China. In the longer term, the Company has taken steps to transition production of certain of its products currently manufactured in the United States to other jurisdictions, including in Asia, in order to mitigate the effect of U.S. and reciprocal tariffs. If successfully implemented, this transition may result in savings in logistics, freight and manufacturing cost, but may also carry certain short-term expenses, including the cost of reregistration of products in certain jurisdictions. The Company is actively evaluating its options and the impact of trade policy changes on future quarters remains uncertain. In addition, it is difficult to predict the further effect of general consumer sentiment in China toward the Company’s products as a result of the trade policies adopted by the United States and China, which has already impacted the Company’s financial results. See Part II, “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Recent Developments

During 2025, in response to continued challenging near-term economic conditions in our largest market and continued pressure on consumer sentiment, management implemented a restructuring plan designed to better align our operating cost structure with current business conditions. The restructuring plan included actions to optimize our workforce, relocate certain product manufacturing activities to Asia, and downsize several offices. We recognized $283,000 of restructuring-related charges during the fourth quarter of 2025. As of December 31, 2025, the major restructuring initiatives were substantially complete. We expect these actions to generate approximately $1.5 million in annualized cost savings, though not all of these savings are expected to be realized during 2026 due to the timing of certain facility-related actions. The amount and timing of savings may differ from our current expectations.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first three months of each of 2026 and 2025, represented 42% of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	25.0	26.4
Gross profit	75.0	73.6
Operating expenses:
Commissions expense	41.8	41.8
Selling, general and administrative expenses	38.3	35.0
Total operating expenses	80.1	76.8
Loss from operations	(5.1)	(3.2)
Other income, net	3.2	4.3
Income (loss) before income taxes	(1.9)	1.1
Income tax benefit	(0.2)	(0.0)
Net income (loss)	(1.7)%	1.1%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026		2025
Americas[1]	$679	7.4	$636	5.9%
Hong Kong[2]	7,602	82.6	9,123	85.0
China	298	3.2	234	2.2
Taiwan	264	2.9	322	3.0
South Korea	24	0.3	32	0.3
Japan	48	0.5	64	0.6
Malaysia and Singapore	51	0.6	50	0.4
Russia and Kazakhstan	78	0.8	97	0.9
Europe	142	1.5	150	1.4
India	20	0.2	29	0.3
Total	$9,206	100.0%	$10,737	100.0%

1 United States, Canada, Mexico, Peru and Colombia.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $9.2 million for the three months ended March 31, 2026 compared with $10.7 million for the comparable period a year ago, a decrease of $1.5 million, or 14%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $1.5 million, or 17%, over the comparable period a year ago primarily due to the continued negative consumer sentiment as a result of the heightened economic uncertainty caused by the threat of reciprocal and retaliatory tariffs. Outside of our Hong Kong business, net sales of $1.6 million were the same as the comparable three-month period a year ago. As of March 31, 2026, deferred revenue was $5.0 million, which primarily consisted of $3.5 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.5 million in auto ship advances.

Gross Profit

Gross profit was 75.0% of net sales for the three months ended March 31, 2026 compared with 73.6% of net sales for the three months ended March 31, 2025. The improvement in gross profit margin for the three months ended March 31, 2026 was primarily due to the transition of our product manufacturing from the United States to East Asia, closer to our main markets, in an effort to reduce tariff uncertainty and streamline logistics.

Commissions Expense

Commissions were 41.8% of net sales for each of the three months ended March 31, 2026 and 2025. Despite lower weekly commissions earned by our members during the first three months of 2026 as compared to the comparable period last year, commissions as a percentage of net sales were on par with last year due to higher supplemental incentive costs during the first quarter this year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $238,000 to $3.5 million for the three months ended March 31, 2026 as compared with $3.8 million for the three months ended March 31, 2025. The decrease was primarily due to lower employee-related expenses and event costs during the current year period. Selling, general and administrative expenses as a percentage of net sales increased from 35.0% to 38.3% for the three month period ended March 31, 2026 compared with the same quarter last year due to the net sales decline in Hong Kong.

Other Income, Net

Other income was $295,000 for the three months ended March 31, 2026 compared with $465,000 in the same period a year ago. The decrease was primarily due to less interest income earned during the current year period.

Income Taxes

An income tax benefit of $25,000 and $2,000 was recognized during the three months ended March 31, 2026 and 2025, respectively. The tax provision during the three-month periods ended March 31, 2026 and 2025 primarily resulted from foreign income inclusions, such as Net CFC Tested Income (“NCTI”) and Subpart F income, and year-to-date consolidated income (loss) through March 31, 2026 and 2025, respectively, as well as prior year foreign return to provision true-ups.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax law changes, including the permanent extension of certain provisions from the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework, and the reinstatement of favorable business tax provisions. These include 100% bonus depreciation, immediate expensing of Section 174 domestic research and experimental expenditures, and revised limitations under Section 163(j) on the deductibility of business interest expense. The legislation has multiple effective dates, with certain provisions effective beginning in 2025, and others implemented through 2027. We evaluated the impact of the OBBBA and determined it's provisions do not have a material impact on our overall tax liability.

Liquidity and Capital Resources

At March 31, 2026, our cash, cash equivalents and marketable securities totaled $21.2 million. Total cash, cash equivalents and marketable securities decreased by $7.6 million from December 31, 2025 to March 31, 2026 due to the repurchase of shares of our common stock and dividends paid during the first three months of 2026. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2026, we had $16.4 million in available-for-sale investments classified as either cash equivalents or marketable securities. In addition, cash and cash equivalents included $2.9 million held in banks located within China subject to foreign currency controls.

As of March 31, 2026, the ratio of current assets to current liabilities was 2.0 to 1.0 and we had $13.3 million of working capital. Working capital as of March 31, 2026 decreased $7.2 million compared to our working capital as of December 31, 2025.

Cash used in operations was $797,000 for the first three months of 2026 compared with cash generated in operations of $484,000 for the first three months of 2025. The decline in operating cash flows is primarily due to the net sales decline in Hong Kong and deposits placed during the first quarter this year for both our upcoming incentive trip and other upcoming marketing activities.

Cash flows provided by investing activities totaled $9.9 million during the first three months of 2026 compared with $10.0 million during the first three months a year ago. During the first three months of 2026, we purchased $1.1 million in marketable securities with original maturities greater than three months, and as such, reflect these purchases as an investing activity. These purchases of marketable securities were offset by $11.2 million of proceeds received from maturities of marketable securities.

Cash flows used in financing activities totaled $6.7 million during the first three months of 2026 compared with $2.3 million during the first three months a year ago. On February 17, 2026, we entered into a share repurchase agreement to repurchase 2,935,227 shares of common stock, representing approximately 25.5% of our outstanding shares, from the George K. Broady 2012 Irrevocable Trust and the Eleanor Jane Broady 2012 Irrevocable Trust at a price of $2.00 per share, for aggregate consideration of approximately $5.9 million. Additionally, we declared and paid cash dividends of $0.10 per common share, or $858,000, in 2026 and $0.20 per common share, or $2.3 million, in 2025. Subsequent to March 31, 2026, on April 27, 2026, the Board of Directors declared another quarterly cash dividend of $0.10 on each share of common stock outstanding. The dividend will be payable on May 22, 2026 to stockholders of record on May 12, 2026. Any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. The repurchase of our shares on February 17, 2026 was effected pursuant to our previously authorized $70.0 million share repurchase program. As of March 31, 2026, $15.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of estimated tax.

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

For a detailed discussion of our significant accounting policies and related judgments, see Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2025 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 20, 2026.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under smaller reporting company disclosure rules.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 17, 2026, the Company entered into a share repurchase agreement to repurchase 2,935,227 shares of its common stock, representing approximately 25.5% of the Company's outstanding shares, from the George K. Broady 2012 Irrevocable Trust and the Eleanor Jane Broady 2012 Irrevocable Trust at a purchase price of $2.00 per share, for aggregate consideration of approximately $5.9 million. The transaction was reviewed and approved by a special committee of the Company’s board of directors. The following table provides information with respect to the purchases of the Company's common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
January 1-31, 2026	—	$—	—	$26,210
February 1-28, 2026	2,935,227	$2.00	2,935,227	$20,340
March 1-31, 2026	—	$—	—	$20,340

(a)

As of March 31, 2026, $20.3 million of the $70.0 million stock repurchase program first approved in 2015 and increased in 2016 remained available for future purchases. The after-tax equivalent remaining available is $15.9 million (see Note 9 to the consolidated financial statements).

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

NATURAL HEALTH TRENDS CORP.

Date: April 29, 2026	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)