Form 10-Q
period 2026-06-30
NATURAL HEALTH TRENDS CORP
filed 2026-07-29
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

At July 24, 2026, the number of shares outstanding of the registrant’s common stock was 8,577,848 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

June 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,501	$6,813
Marketable securities	9,121	22,060
Inventories	2,049	2,047
Other current assets	3,033	3,274
Total current assets	23,704	34,194
Property and equipment, net	570	153
Operating lease right-of-use assets	2,589	1,869
Deferred tax asset	288	289
Other assets	2,059	1,923
Total assets	$29,210	$38,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$964	$555
Accrued commissions	1,741	1,958
Other accrued expenses	1,222	1,438
Deferred revenue	4,205	5,574
Amounts held in eWallets	2,606	2,838
Operating lease liabilities	860	869
Other current liabilities	341	456
Total current liabilities	11,939	13,688
Deferred tax liability	179	180
Operating lease liabilities	1,890	1,131
Total liabilities	14,008	14,999
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at June 30, 2026 and December 31, 2025	13	13
Additional paid-in capital	85,033	85,033
Accumulated deficit	(38,757)	(36,436)
Accumulated other comprehensive loss	(728)	(784)
Treasury stock, at cost; 4,401,566 and 1,466,339 shares at June 30, 2026 and December 31, 2025, respectively	(30,359)	(24,397)
Total stockholders’ equity	15,202	23,429
Total liabilities and stockholders’ equity	$29,210	$38,428

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$7,603	$9,813	$16,809	$20,550
Cost of sales	1,882	2,558	4,185	5,390
Gross profit	5,721	7,255	12,624	15,160
Operating expenses:
Commissions expense	3,111	4,012	6,964	8,500
Selling, general and administrative expenses	3,253	3,576	6,777	7,338
Total operating expenses	6,364	7,588	13,741	15,838
Loss from operations	(643)	(333)	(1,117)	(678)
Other income, net	190	348	485	813
Income (loss) before income taxes	(453)	15	(632)	135
Income tax benefit	(2)	—	(27)	(2)
Net income (loss)	$(451)	$15	$(605)	$137
Net income (loss) per common share:
Basic	$(0.05)	$0.00	$(0.06)	$0.01
Diluted	$(0.05)	$0.00	$(0.06)	$0.01
Weighted average common shares outstanding:
Basic	8,578	11,493	9,356	11,489
Diluted	8,578	11,497	9,356	11,496

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(451)	$15	$(605)	$137
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	39	229	55	377
Unrealized gains (losses) on available-for-sale securities	8	(1)	1	8
Comprehensive income (loss)	$(404)	$243	$(549)	$522

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Six months ended June 30, 2026

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2025	—	$—	12,979,414	$13	$85,033	$(36,436)	$(784)	(1,466,339)	$(24,397)	$23,429
Net loss	—	—	—	—	—	(154)	—	—	—	(154)
Repurchase of common stock	—	—	—	—	—	—	—	(2,935,227)	(5,962)	(5,962)
Dividends declared, $0.10/share	—	—	—	—	—	(858)	—	—	—	(858)
Foreign currency translation adjustments	—	—	—	—	—	—	16	—	—	16
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(7)	—	—	(7)
BALANCE, March 31, 2026	—	—	12,979,414	13	85,033	(37,448)	(775)	(4,401,566)	(30,359)	16,464
Net loss	—	—	—	—	—	(451)	—	—	—	(451)
Dividends declared, $0.10/share	—	—	—	—	—	(858)	—	—	—	(858)
Foreign currency translation adjustments	—	—	—	—	—	—	39	—	—	39
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	8	—	—	8
BALANCE, June 30, 2026	—	$—	12,979,414	$13	$85,033	$(38,757)	$(728)	(4,401,566)	$(30,359)	$15,202

Six months ended June 30, 2025

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2024	—	$—	12,979,414	$13	$84,901	$(26,344)	$(1,301)	(1,466,339)	$(24,397)	$32,872
Net income	—	—	—	—	—	122	—	—	—	122
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	148	—	—	148
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	9	—	—	9
BALANCE, March 31, 2025	—	—	12,979,414	13	84,935	(28,525)	(1,144)	(1,466,339)	(24,397)	30,882
Net income	—	—	—	—	—	15	—	—	—	15
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—			(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	229	—	—	229
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(1)	—	—	(1)
BALANCE, June 30, 2025	—	$—	12,979,414	$13	$84,969	$(30,813)	$(916)	(1,466,339)	$(24,397)	$28,856

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(605)	$137
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	34	59
Net accretion of marketable securities	(36)	(214)
Share-based compensation	—	68
Noncash lease expense	599	573
Deferred income taxes	—	(3)
Changes in assets and liabilities:
Inventories	(27)	525
Other current assets	358	402
Other assets	(144)	(334)
Accounts payable	376	65
Accrued commissions	(202)	(194)
Other accrued expenses	(276)	(110)
Deferred revenue	(1,330)	(311)
Amounts held in eWallets	(210)	(170)
Operating lease liabilities	(585)	(561)
Other current liabilities	(113)	(5,083)
Net cash used in operating activities	(2,161)	(5,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(440)	(20)
Purchases of marketable securities	(8,709)	(27,552)
Proceeds from maturities of marketable securities	21,566	34,215
Net cash provided by investing activities	12,417	6,643
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(5,870)	—
Dividends paid	(1,716)	(4,606)
Net cash used in financing activities	(7,586)	(4,606)
Effect of exchange rates on cash, cash equivalents and restricted cash	17	118
Net increase (decrease) in cash, cash equivalents and restricted cash	2,687	(2,996)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,820	13,567
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$9,507	$10,571
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,356	$112
Direct costs incurred to repurchase common stock	$92	$—

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased and with insignificant interest rate risk to be cash equivalents. The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of June 30, 2026, there were no balances in bank accounts located in the United States or Hong Kong in excess of insured limits. As of June 30, 2026, cash and cash equivalents included $2.7 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 4 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

Capitalized Software Implementation Costs

The Company is currently implementing a new global back office platform to replace its legacy internally developed system. The platform includes modules supporting member back office functionality, commission processing, e-commerce, replicated distributor websites, reporting, administrative tools and various country-specific integrations. Costs incurred during the application development stage that are directly associated with software configuration, customization and coding are capitalized in accordance with FASB ASC Topic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. These costs are recorded within other non-current assets and will be amortized on a straight-line basis over the expected term of the associated hosting arrangement once the related modules are ready for their intended use. Capitalized software implementation costs were $1.6 million and $1.4 million as of June 30, 2026 and December 31, 2025, respectively (see Note 3). The project remains in the application development stage, and accordingly, no amortization expense has been recognized during the six months ended June 30, 2026 and 2025.

Net Income (Loss) Per Common Share

Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of non-vested restricted stock is reflected by application of the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service that the Company has not yet recognized, if any, is assumed to be used to repurchase shares. No shares of non-vested restricted common stock were outstanding during the six months ended June 30, 2026.

The following table illustrates the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,
	2026			2025
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(451)	8,578	$(0.05)	$15	11,493	$0.00
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	4
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed dilution	$(451)	8,578	$(0.05)	$15	11,497	$0.00

	Six Months Ended June 30,
	2026			2025
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(605)	9,356	$(0.06)	$137	11,489	$0.01
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	7
Diluted net income (loss) per common share:
Net income (loss) available to common stockholders plus assumed dilution	$(605)	9,356	$(0.06)	$137	11,496	$0.01

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 10% of sales.  Sales returns were 1% of sales for each of the six months ended June 30, 2026 and 2025.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of June 30, 2026 and December 31, 2025, the Company had $2.7 million and $4.1 million, respectively, of contract liabilities where performance obligations have not yet been satisfied. The decrease in contract liabilities from  December 31, 2025 to  June 30, 2026 is primarily due to $2.2 million of cash received for unshipped product orders and unredeemed product vouchers during the six months ended June 30, 2026 offset by $3.6 million of revenue recognized during the period that was included in contract liabilities at  December 31, 2025. As of  December 31, 2024, the Company had contract liabilities totaling $4.9 million of which $4.3 million was recognized as revenue during the six months ended June 30, 2025. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 11 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales	$7,429	$9,596	$16,449	$20,128
Administrative fees, freight and other	210	262	485	539
Less: sales returns	(36)	(45)	(125)	(117)
Total net sales	$7,603	$9,813	$16,809	$20,550

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and six months ended June 30, 2026 and 2025. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash:
Cash	$4,211	$5,896
Cash equivalents	5,290	917
	9,501	6,813
Restricted cash included in other long-term assets	6	7
	$9,507	$6,820
Inventories:
Finished goods	$1,855	$1,809
Raw materials	194	238
	$2,049	$2,047
Other assets:
Capitalized software implementation costs	$1,592	$1,434
Refundable deposits and other	467	489
	$2,059	$1,923
Other accrued expenses:
Sales returns	$59	$100
Employee-related expense	699	613
Warehousing, inventory-related and other	464	725
	$1,222	$1,438
Deferred revenue:
Unshipped product and unredeemed product vouchers	$2,729	$4,063
Auto ship advances	1,476	1,511
	$4,205	$5,574

4. FAIR VALUE MEASUREMENTS

As of June 30, 2026, cash and cash equivalents and marketable securities include the Company’s investments in money market funds, municipal debt securities and corporate debt securities. Debt securities are required to be accounted for in accordance with the FASB ASC Topic 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at June 30, 2026 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents and marketable securities at the end of each period were as follows (in thousands):

		June 30, 2026			December 31, 2025
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$5,197	$—	$5,197	$581	$—	$581
Municipal debt securities	Level 2	2,510	(1)	2,509	4,893	(1)	4,892
Corporate debt securities	Level 2	6,713	(8)	6,705	17,513	(9)	17,504
Total investments		$14,420	$(9)	$14,411	$22,987	$(10)	$22,977

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

5. LEASES

The Company leases 4,900 square feet of corporate office space in Rolling Hills Estates, California with a term expiring in September 2030. In January 2026, the Company entered into an agreement to sublease a portion of this space effective February 1, 2026 for the remainder of the lease term. The sublease is classified as an operating lease, and sublease income is recognized on a straight-line basis over the sublease term and is expected to offset a portion of future lease costs associated with the Company's corporate office space.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating leases	$366	$312	$681	$620
Short-term leases	32	35	65	68
Sublease income	(32)	—	(52)	—
Total lease cost	$366	$347	$694	$688

Cash paid for amounts included in the measurement of operating lease liabilities was $314,000 and $321,000 for the three months ended June 30, 2026 and 2025, respectively, and $605,000 and $630,000 for the six months ended June 30, 2026 and 2025, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of June 30, 2026 were as follows:

Weighted-average remaining lease term (in years)	3.9
Weighted-average discount rate	3.3%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	$455
2027	772
2028	639
2029	483
2030	470
Thereafter	51
Total lease payments	2,870
Less: imputed interest	(120)
Present value of lease liabilities	$2,750

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

6. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2026 includes estimates for foreign income inclusions, such as Net CFC Tested Income (“NCTI”) and Subpart F income, as well as prior year foreign return to provision true-ups and state minimum taxes. As of June 30, 2026, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that it is more likely than not to realize the tax benefits of their deferred assets. As of June 30, 2026, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provision.

As of June 30, 2026, the Company has $884,000 of U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $467,000 that begin expiring in 2038. At June 30, 2026, the Company has foreign net operating loss carryforwards of approximately $3.2 million in various jurisdictions with various expirations.

In April 2025, the Company paid the final installment of $5.1 million for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of June 30, 2026, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of June 30, 2026 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of June 30, 2026.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

On May 7, 2026, the Company’s stockholders approved the Natural Health Trends Corp. 2026 Equity Incentive Plan (the “2026 Plan”) to replace its 2016 Equity Incentive Plan, which terminated on April 7, 2026 in accordance with its provisions. The 2026 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 1,100,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At June 30, 2026, all shares remained available for issuance under the 2026 Plan.

No shares of unvested restricted common stock were outstanding during the six months ended June 30, 2026. Share-based compensation expense of $34,000 and $68,000 was recognized during the three and six months ended June 30, 2025, respectively.

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

One-half of the award eligible to vest in each calendar quarter (the “Financial Results-Based Award”, representing 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if the Company attains positive operating profit for the quarter of at least $150,000. If these conditions are not met, the Financial Results-Based Award for the quarter will be forfeited. The other half of the award eligible to vest in each calendar quarter (the “Stock Appreciation-Based Award”, or 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if two additional conditions are satisfied: (a) a stock appreciation condition, which will be satisfied if the average closing price of the Company’s common stock over the last month of the applicable quarter exceeds the average closing price of the Company’s common stock over the last month of the previous calendar year; and (b) an additional financial performance condition, which will be satisfied if the Company attains positive operating profit for the quarter of at least $300,000. If the stock appreciation condition is not met for the applicable quarter, the Stock Appreciation-Based Award for the quarter will be forfeited. If the stock appreciation condition is met for this portion of the award but the additional financial performance condition is not met for the quarter, the Stock Appreciation-Based Award for the quarter will not be forfeited but will be carried forward to a future quarter during the two-year vesting period of the award. Any portion of an award carried forward may vest at the end of a subsequent quarter during the two-year vesting period if the Company’s operating profit for that quarter exceeds by $150,000 the sum of (a) the amount necessary to satisfy the Financial Results-Based Award for the quarter (i.e. $150,000), (b) the additional amount, if any, used to satisfy the additional financial performance condition for a Stock Appreciation-Based Award that vests for the quarter (i.e., $150,000 if the current quarter’s Stock Appreciation-Based Award vests, or $0 if it does not vest) and (c) the additional amount, if any used to satisfy the vesting conditions of any other carried-forward awards to which this test is previously applied. Of the phantom shares awarded in 2025, 147,345 phantom shares were forfeited and 75,962 shares remain unvested as of June 30, 2026.

The phantom share awards are accounted for as liabilities in accordance with FASB ASC Topic 718,  Compensation –  Stock Compensation since they require cash settlement. Compensation expense is recognized over the requisite service period if it is probable that the performance vesting condition will be achieved. The fair value of the liability incurred is remeasured at the end of each reporting period with any changes in fair value recognized as compensation expense over the requisite service period. No compensation expense was recognized related to the cash settlement of such shares during the six months ended June  30, 2026 or  2025.

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.10 per common share during each of the first two quarters of 2026, totaling $1.7 million, and $0.20 per common share during each of the first two quarters of 2025, totaling $4.6 million. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

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

On February 17, 2026, the Company entered into a share repurchase agreement to repurchase 2,935,227 shares of its common stock, representing approximately 25.5% of the Company's outstanding shares, from the George K. Broady 2012 Irrevocable Trust and the Eleanor Jane Broady 2012 Irrevocable Trust at a purchase price of $2.00 per share, for aggregate consideration of approximately $5.9 million. In addition, the Company incurred $92,000 in fees and the excise tax on stock repurchases in connection with the transaction, which are recorded as direct costs of the share repurchase and recognized as a reduction of equity. As of June 30, 2026, $15.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of estimated tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first six months of 2026 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2025	$(774)	$(10)	$(784)
Other comprehensive income (loss)	16	(7)	9
Balance, March 31, 2026	(758)	(17)	(775)
Other comprehensive income	39	8	47
Balance, June 30, 2026	$(719)	$(9)	$(728)

10. RELATED PARTY TRANSACTIONS

The Company is a party to a Royalty Agreement and License with Broady Health Sciences, L.L.C., a Texas limited liability company, (“BHS”) regarding the manufacture and sale of a product called ReStor™. George K. Broady, a former director of the Company and previously a beneficial owner of more than 5% of its outstanding common stock, is an indirect owner of BHS. Lucy Nduati, a director of the Company until May 7, 2026, has since 2013 served a number of companies controlled by George K. Broady and other Broady family members in a variety of roles focused on administration, accounting, finance, tax strategy and office management. Under this agreement (as amended), the Company agreed to pay BHS a royalty based on a price per unit in return for the right to manufacture (or have manufactured), market, import, export and sell this product worldwide by or through multi-level marketing or network marketing. The Company recognized royalties of $8,000 and $9,000 during the three months ended June 30, 2026 and 2025, respectively, and $17,000 and $18,000 during the six months ended June 30, 2026 and 2025, respectively, under this agreement. The Company is not required to purchase any product under the agreement, and the agreement may be terminated under certain circumstances with no notice. The agreement was originally set to terminate on  March 31, 2025, but renews automatically for additional one-year periods unless either party provides 90-days' advance notice.

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

The Company’s financial information by segment is as follows (in thousands):

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$7,386	$139	$78	$7,603	$9,493	$219	$101	$9,813
Cost of sales	1,814	29	39	1,882	2,447	53	58	2,558
Gross profit	5,572	110	39	5,721	7,046	166	43	7,255
Less:
Commissions expense[1]	3,083	—	28	3,111	3,973	—	39	4,012
Employee-related costs	887	213	15	1,115	1,026	220	14	1,260
Facility costs	341	34	3	378	294	36	3	333
Other segment items[2]	362	54	10	426	414	81	12	507
Segment income (loss) from operations	$899	$(191)	$(17)	691	$1,339	$(171)	$(25)	1,143
Reconciliation of income (loss) before income taxes:
Unallocated corporate expenses				(1,334)				(1,476)
Other income, net				190				348
Income (loss) before income taxes				$(453)				$15

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$16,216	$437	$156	$16,809	$19,899	$453	$198	$20,550
Cost of sales	4,013	93	79	4,185	5,172	102	116	5,390
Gross profit	12,203	344	77	12,624	14,727	351	82	15,160
Less:
Commissions expense[1]	6,909	—	55	6,964	8,408	—	92	8,500
Employee-related costs	1,762	446	30	2,238	1,985	453	26	2,464
Facility costs	634	71	6	711	579	71	6	656
Other segment items[2]	774	107	20	901	937	145	24	1,106
Segment income (loss) from operations	$2,124	$(280)	$(34)	1,810	$2,818	$(318)	$(66)	2,434
Reconciliation of income (loss) before income taxes:
Unallocated corporate expenses				(2,927)				(3,112)
Other income, net				485				813
Income (loss) before income taxes				$(632)				$135

1 Our China subsidiary maintains an e-commerce retail platform and does not pay commissions.

2 Other segment items include credit card fees and assessments, marketing-related costs, professional fees and other business expenses.

The Company's segment assets are as follows (in thousands):

	June 30, 2026				December 31, 2025
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Inventories	$1,581	$153	$46	$1,780	$1,496	$142	$39	$1,677
Other inventories and inventory-related deposits[1]				417				444
Other assets[2]				27,013				36,307
Total assets				$29,210				$38,428

1 Other inventories and inventory-related deposits pertain to the Company's trading company and are not specific to any of the Company's operating segments.

2 Other assets primarily include cash, cash equivalents and marketable securities, but also includes all other current and noncurrent assets.

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales from external customers:
United States	$175	$299	$454	$585
Canada	71	130	161	231
Peru and Colombia	281	320	591	569
Hong Kong[1]	6,298	8,004	13,900	17,127
China	139	219	437	453
Taiwan	348	396	612	718
Japan	30	82	78	146
Malaysia and Singapore	37	82	88	132
Russia and Kazakhstan	78	101	156	198
Europe	110	120	252	270
Other foreign countries	36	60	80	121
Total net sales	$7,603	$9,813	$16,809	$20,550

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

As of June 30, 2026, we were conducting business through 26,000 active members, compared to 26,650 at December 31, 2025 and 29,260 at June 30, 2025. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

We generate approximately 93% of our net sales from subsidiaries located outside the Americas. Because of the size of our foreign operations, operating results can be impacted negatively or positively by factors such as foreign currency fluctuations, trade policy, inflation rates, and economic, political and business conditions around the world. In addition, our business is subject to various laws and regulations, in particular, regulations related to direct selling activities that create uncertain risks for our business, including improper claims or activities by our members and our potential inability to obtain necessary product registrations. We continually evaluate our business for compliance with applicable laws and regulations, and this process can and has resulted in the identification of certain matters of potential noncompliance, which we work to satisfactorily address. For further information regarding some of the risks associated with the conduct of our business in China and Hong Kong, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by “Part II, Item 1A, Risk Factors” in this Quarterly Report on Form 10-Q, and more specifically under the captions “Because our Hong Kong operations account for a substantial portion of our overall business...”, “Hong Kong’s political and economic landscape has in recent years undergone significant change...”, and “Our business in China is subject to compliance with a myriad of applicable laws and regulations...”.

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that in the first six months of 2026 generated approximately 83% of our revenue, substantially all of which was derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we also operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China, but withdrew our application in 2019 upon the recommendation of a Chinese governmental authority. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

Recent Developments

Reorganization Initiative. During 2025, in response to continued challenging near-term economic conditions in our largest market and continued pressure on consumer sentiment, management implemented a restructuring plan designed to better align our operating cost structure with current business conditions. The restructuring plan included actions to optimize our workforce, relocate certain product manufacturing activities to Asia, and downsize several offices. We recognized $283,000 of restructuring-related charges during the fourth quarter of 2025. As of December 31, 2025, the major restructuring initiatives were substantially complete. We expect these actions to generate approximately $1.5 million in annualized cost savings, though not all of these savings are expected to be realized during 2026 due to the timing of certain facility-related actions. The amount and timing of savings may differ from our current expectations.

Chinese regulatory uncertainty. On May 29, 2026, China’s State Administration for Market Regulation (SAMR) released for public comment a draft revision to China’s Regulations on Prohibition of Pyramid Selling. The draft appears designed to strengthen China’s anti-pyramid-selling enforcement framework, particularly with respect to online pyramid-selling activity, interagency coordination, fund monitoring, internet platform responsibilities, increased penalties, and personal liability for responsible individuals. While relevant to the regulatory environment for direct selling and distributor-related business models in China, the action does not by itself indicate that China has reopened new direct-selling license approvals or materially liberalized direct-selling regulation. However, the draft revision signals a level of increased scrutiny by Chinese regulators that may be applied to our direct selling platform in Hong Kong, through which products are delivered to members in China, or to our e-commerce retail platform in China. The increased uncertainty created by the draft revision has negatively impacted our sales in the second quarter, and may lead to a need to restructure our activities further in the region, to apply for a direct selling license, or to take other steps to address any resulting requirements or regulatory risks.

Independent Member Activities. During the second quarter of 2026, certain independent members, including certain sales leaders, engaged in conduct that violated our policies, procedures and professional code of conduct. This conduct disrupted portions of our independent member network and adversely affected net sales and operating performance during the quarter. We have taken disciplinary action and implemented other measures to protect our business and independent member network. We continue to monitor the matter and take appropriate action. We are currently unable to predict the extent to which this matter may affect our business or results of operations in future periods.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first six months of each of 2026 and 2025, represented 41% of net sales. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.8	26.1	24.9	26.2
Gross profit	75.2	73.9	75.1	73.8
Operating expenses:
Commissions expense	40.9	40.9	41.4	41.4
Selling, general and administrative expenses	42.7	36.4	40.3	35.7
Total operating expenses	83.6	77.3	81.7	77.1
Loss from operations	(8.4)	(3.4)	(6.6)	(3.3)
Other income, net	2.5	3.5	2.9	4.0
Income (loss) before income taxes	(5.9)	0.1	(3.7)	0.7
Income tax benefit	(0.0)	—	(0.1)	(0.0)
Net income (loss)	(5.9)%	0.1%	(3.6)%	0.7%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Americas[1]	$527	6.9%	$749	7.6%	$1,206	7.2%	$1,385	6.7%
Hong Kong[2]	6,298	82.8	8,004	81.6	13,900	82.7	17,127	83.3
China	139	1.8	219	2.2	437	2.6	453	2.2
Taiwan	348	4.6	396	4.0	612	3.6	718	3.5
South Korea	19	0.3	19	0.2	43	0.3	51	0.2
Japan	30	0.4	82	0.9	78	0.5	146	0.7
Malaysia and Singapore	37	0.5	82	0.9	88	0.5	132	0.7
Russia and Kazakhstan	78	1.0	101	1.0	156	0.9	198	1.0
Europe	110	1.5	120	1.2	252	1.5	270	1.3
India	17	0.2	41	0.4	37	0.2	70	0.4
Total	$7,603	100.0%	$9,813	100.0%	$16,809	100.0%	$20,550	100.0%

1 United States, Canada, Mexico, Peru and Colombia.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $7.6 million for the three months ended June 30, 2026 compared with $9.8 million for the comparable period a year ago, a decrease of $2.2 million, or 23%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $1.7 million, or 21%, over the comparable period a year ago primarily due to the continued negative consumer sentiment as a result of the heightened economic uncertainty caused by the threat of reciprocal and retaliatory tariffs, as well as increased regulatory uncertainty and the disruptions that resulted from certain independent member activities that arose in China during the quarter (see “Business Overview—Recent Developments”). Outside of our Hong Kong business, net sales decreased $504,000, or 28%, over the comparable three-month period a year ago, primarily due to the decreased quarter-over-quarter net sales in the United States and Canada, as well as our Chinese e-commerce retail business.

Net sales were $16.8 million for the six months ended June 30, 2026 compared with $20.6 million for the comparable period a year ago, a decrease of $3.7 million, or 18%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $3.2 million, or 19%, over the comparable period a year ago primarily due to the continued negative consumer sentiment as a result of the heightened economic uncertainty caused by the threat of reciprocal and retaliatory tariffs, as well as increased regulatory uncertainty and the disruptions that resulted from certain independent member activities that arose in China during the second quarter of 2026 (see “Business Overview—Recent Developments”). Outside of our Hong Kong business, net sales decreased $514,000, or 15%, over the comparable six-month period a year ago, primarily due to reduction in the United States and Canada, as well as our Chinese e-commerce retail business during the second quarter of 2026. As of June 30, 2026, deferred revenue was $4.2 million, which primarily consisted of $2.7 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.5 million in auto ship advances.

Gross Profit

Gross profit was 75.2% of net sales for the three months ended June 30, 2026 compared with 73.9% of net sales for the three months ended June 30, 2025. Gross profit was 75.1% of net sales for the six months ended June 30, 2026 compared with 73.8% of net sales for the six months ended June 30, 2025. The improvement in gross profit margin for both the three- and six-month periods ended June 30, 2026 was primarily due to the transition of our product manufacturing from the United States to East Asia, closer to our main markets, in an effort to reduce tariff uncertainty and streamline logistics.

Commissions Expense

Commissions were 40.9% of net sales for each of the three months ended June 30, 2026 and 2025. Commissions were 41.4% of net sales for each of the six months ended June 30, 2026 and 2025. Despite lower weekly commissions earned by our members during the first six months of 2026 as compared to the comparable period last year, commissions as a percentage of net sales were on par with last year due to higher supplemental incentive costs during the first two quarters this year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $323,000 to $3.3 million for the three months ended June 30, 2026 as compared with $3.6 million for the three months ended June 30, 2025. The decrease was primarily due to lower employee-related expenses, professional fees, and credit card fees and assessments during the current year period. Selling, general and administrative expenses as a percentage of net sales increased from 36.4% to 42.7% for the three month period ended June 30, 2026 compared with the same quarter last year due to the net sales decline in Hong Kong.

Selling, general and administrative expenses declined by $561,000 to $6.8 million for the six months ended June 30, 2026 as compared with $7.3 million for the six months ended June 30, 2025. The decrease was primarily due to lower employee-related expenses, professional fees, event costs, and credit card fees and assessments during the current year period. Selling, general and administrative expenses as a percentage of net sales increased from 35.7% to 40.3% for the six month period ended June 30, 2026 compared with the same period last year due to the net sales decline in Hong Kong.

Other Income, Net

Other income was $190,000 for the three months ended June 30, 2026 compared with $348,000 in the same period a year ago. Other income was $485,000 for the six months ended June 30, 2026 compared with $813,000 in the same period a year ago. The decrease was primarily due to less interest income earned during the current year periods.

Income Taxes

An income tax benefit of $2,000 was recognized during the three months ended June 30, 2026. No tax provision or benefit was recognized during the three months ended June 30, 2025. An income tax benefit of $27,000 and $2,000 was recognized during the six months ended June 30, 2026 and 2025, respectively. The tax benefit during the three- and six-month periods ended June 30, 2026 and 2025 primarily resulted from estimates for foreign income inclusions, such as Net CFC Tested Income (“NCTI”) and Subpart F income, and our year-to-date consolidated income (loss) through June 30, 2026 and 2025, respectively, as well as prior year foreign return to provision true-ups.

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

Liquidity and Capital Resources

At June 30, 2026, our cash, cash equivalents and marketable securities totaled $18.6 million. Total cash, cash equivalents and marketable securities decreased by $10.3 million from December 31, 2025 to June 30, 2026 primarily due to the repurchase of shares of our common stock and dividends paid during the first six months of 2026. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2026, we had $14.4 million in available-for-sale investments classified as either cash equivalents or marketable securities. In addition, cash and cash equivalents included $2.7 million held in banks located within China subject to foreign currency controls.

As of June 30, 2026, the ratio of current assets to current liabilities was 2.0 to 1.0 and we had $11.8 million of working capital. Working capital as of June 30, 2026 decreased $8.7 million compared to our working capital as of December 31, 2025.

Cash used in operations was $2.2 million for the first six months of 2026 compared with $5.2 million for the first six months of 2025. Income tax paid during April 2025 for the repatriation tax on the deemed repatriation of deferred foreign income was $5.1 million. Disregarding this payment, cash used in operations was $97,000 during the first six months of 2025. The decline in operating cash flows for the first six months of 2026 is primarily due to the net sales decline in Hong Kong compared with the same period last year.

Cash flows provided by investing activities totaled $12.4 million during the first six months of 2026 compared with $6.6 million during the first six months a year ago. During the first six months of 2026, we purchased $8.7 million in marketable securities with original maturities greater than three months, and as such, reflect these purchases as an investing activity. These purchases of marketable securities were offset by $21.6 million of proceeds received from maturities of marketable securities.

Cash flows used in financing activities totaled $7.6 million during the first six months of 2026 compared with $4.6 million during the first six months a year ago. On February 17, 2026, we entered into a share repurchase agreement to repurchase 2,935,227 shares of common stock, representing approximately 25.5% of our outstanding shares, from the George K. Broady 2012 Irrevocable Trust and the Eleanor Jane Broady 2012 Irrevocable Trust at a price of $2.00 per share, for aggregate consideration of approximately $5.9 million. Additionally, we declared and paid cash dividends of $0.10 per common share, or $1.7 million, in 2026 and $0.20 per common share, or $4.6 million, in 2025. Any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. The repurchase of our shares on February 17, 2026 was effected pursuant to our previously authorized $70.0 million share repurchase program. As of June 30, 2026, $15.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of estimated tax.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

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

On May 29, 2026, China’s State Administration for Market Regulation (SAMR) released for public comment a draft revision to China’s Regulations on the Prohibition of Pyramid Selling (the “Draft Revision”), with the public comment period having closed on June 28, 2026. The Draft Revision appears designed to significantly strengthen China’s anti-pyramid-selling enforcement framework, with notable provisions addressing: (i) online pyramid-selling activity, including internet-based distribution models subject to heightened scrutiny; (ii) internet platform responsibilities, with online platforms potentially facing affirmative compliance obligations, monitoring duties, or direct liability exposure; (iii) enhanced interagency coordination among SAMR, public security authorities, telecommunications regulators, and other agencies; (iv) fund monitoring of payment flows associated with pyramid-selling activity; and (v) significantly increased monetary penalties and expanded personal liability for individuals determined to be responsible for pyramid-selling violations.

The Draft Revision does not indicate that China has reopened or accelerated the grant of new direct selling licenses or plans to change the regulatory framework for direct selling. We cannot provide assurance that we will be able to obtain a Chinese direct selling license in the future or that the licensing regime will be modified in a manner beneficial to our business. The Draft Revision may undergo further revision before final rules, if any, are adopted. Even in draft form, the Draft Revision signals that Chinese regulators intend to apply increasing scrutiny to online and network-based distribution models, and the proposed changes may be implemented in a manner that is ultimately adverse to businesses that operate without a Chinese direct selling license and rely on distributor or network-based sales models. Any adoption of the Draft Revision, or of regulations similar to it, could result in increased compliance costs, penalties, required cessation of certain activities, or other adverse consequences for our business, results of operations, and financial condition, and could expose our officers, directors or other personnel operating in or in relation to China to personal regulatory risk.

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

The legal and regulatory environment in China applicable to direct selling, e-commerce and distributor-based business models continues to evolve rapidly and with limited public notice. Enforcement of existing regulations is uneven, and interpretations may also change without formal rulemaking. We may not become aware of regulatory changes or enforcement actions until they have already materially affected our operations. The costs of compliance with additional regulatory requirements, or the consequences of non-compliance, could be significant, and we cannot predict the timing, scope, or ultimate effect of the regulatory changes described above. Any determination that our operations or activities, or the activities of our individual members, employee sales representatives, or importers of record are not in compliance with applicable laws and regulations could result in the imposition of substantial fines, extended interruptions of business, restrictions on our future ability to obtain business licenses or expand into new locations, changes to our business model, the termination of required licenses to conduct business, or other actions, any of which could materially harm our business, results of operations and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Natural Health Trends Corp. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 7, 2026).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL HEALTH TRENDS CORP.

Date: July 29, 2026	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)