Form 10-Q
period 2026-09-30
NATURAL HEALTH TRENDS CORP
filed 2026-10-28
CIK 912061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

At October 23, 2026, the number of shares outstanding of the registrant’s common stock was 8,492,557 shares.

NATURAL HEALTH TRENDS CORP.

Quarterly Report on Form 10-Q

September 30, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,818	$6,813
Marketable securities	11,767	22,060
Inventories	2,051	2,047
Other current assets	2,326	3,274
Total current assets	21,962	34,194
Property and equipment, net	542	153
Operating lease right-of-use assets	2,423	1,869
Deferred tax asset	289	289
Other assets	2,045	1,923
Total assets	$27,261	$38,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,206	$555
Accrued commissions	1,400	1,958
Other accrued expenses	1,188	1,438
Deferred revenue	2,995	5,574
Amounts held in eWallets	2,364	2,838
Operating lease liabilities	833	869
Other current liabilities	343	456
Total current liabilities	10,329	13,688
Deferred tax liability	178	180
Operating lease liabilities	1,751	1,131
Total liabilities	12,258	14,999
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,979,414 shares issued at September 30, 2026 and December 31, 2025	13	13
Additional paid-in capital	85,033	85,033
Accumulated deficit	(38,989)	(36,436)
Accumulated other comprehensive loss	(667)	(784)
Treasury stock, at cost; 4,429,588 and 1,466,339 shares at September 30, 2026 and December 31, 2025, respectively	(30,387)	(24,397)
Total stockholders’ equity	15,003	23,429
Total liabilities and stockholders’ equity	$27,261	$38,428

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$7,560	$9,477	$24,369	$30,027
Cost of sales	1,954	2,490	6,139	7,880
Gross profit	5,606	6,987	18,230	22,147
Operating expenses:
Commissions expense	2,710	3,876	9,674	12,376
Selling, general and administrative expenses	3,173	3,606	9,950	10,944
Total operating expenses	5,883	7,482	19,624	23,320
Loss from operations	(277)	(495)	(1,394)	(1,173)
Other income, net	112	206	597	1,019
Loss before income taxes	(165)	(289)	(797)	(154)
Income tax expense	67	142	40	140
Net loss	$(232)	$(431)	$(837)	$(294)
Net loss per common share:
Basic	$(0.03)	$(0.04)	$(0.09)	$(0.03)
Diluted	$(0.03)	$(0.04)	$(0.09)	$(0.03)
Weighted average common shares outstanding:
Basic	8,577	11,500	9,094	11,493
Diluted	8,577	11,500	9,094	11,493

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(232)	$(431)	$(837)	$(294)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	62	(19)	117	358
Unrealized gains (losses) on available-for-sale securities	(1)	10	—	18
Comprehensive income (loss)	$(171)	$(440)	$(720)	$82

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Share Data)

Nine months ended September 30, 2026

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2025	—	$—	12,979,414	$13	$85,033	$(36,436)	$(784)	(1,466,339)	$(24,397)	$23,429
Net loss	—	—	—	—	—	(154)	—	—	—	(154)
Repurchase of common stock	—	—	—	—	—	—	—	(2,935,227)	(5,962)	(5,962)
Dividends declared, $0.10/share	—	—	—	—	—	(858)	—	—	—	(858)
Foreign currency translation adjustments	—	—	—	—	—	—	16	—	—	16
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(7)	—	—	(7)
BALANCE, March 31, 2026	—	—	12,979,414	13	85,033	(37,448)	(775)	(4,401,566)	(30,359)	16,464
Net loss	—	—	—	—	—	(451)	—	—	—	(451)
Dividends declared, $0.10/share	—	—	—	—	—	(858)	—	—	—	(858)
Foreign currency translation adjustments	—	—	—	—	—	—	39	—	—	39
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	8	—	—	8
BALANCE, June 30, 2026	—	—	12,979,414	13	85,033	(38,757)	(728)	(4,401,566)	(30,359)	15,202
Net loss	—	—	—	—	—	(232)	—	—	—	(232)
Repurchase of common stock	—	—	—	—	—	—	—	(28,022)	(28)	(28)
Foreign currency translation adjustments	—	—	—	—	—	—	62	—	—	62
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(1)	—	—	(1)
BALANCE, September 30, 2026	—	$—	12,979,414	$13	$85,033	$(38,989)	$(667)	(4,429,588)	$(30,387)	$15,003

Nine months ended September 30, 2025

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, December 31, 2024	—	$—	12,979,414	$13	$84,901	$(26,344)	$(1,301)	(1,466,339)	$(24,397)	$32,872
Net income	—	—	—	—	—	122	—	—	—	122
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—	—	—	(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	148	—	—	148
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	9	—	—	9
BALANCE, March 31, 2025	—	—	12,979,414	13	84,935	(28,525)	(1,144)	(1,466,339)	(24,397)	30,882
Net income	—	—	—	—	—	15	—	—	—	15
Share-based compensation	—	—	—	—	34	—	—	—	—	34
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—			(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	229	—	—	229
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(1)	—	—	(1)
BALANCE, June 30, 2025	—	—	12,979,414	13	84,969	(30,813)	(916)	(1,466,339)	(24,397)	28,856
Net loss	—	—	—	—	—	(431)	—	—	—	(431)
Share-based compensation	—	—	—	—	35	—	—	—	—	35
Dividends declared, $0.20/share	—	—	—	—	—	(2,303)	—			(2,303)
Foreign currency translation adjustments	—	—	—	—	—	—	(19)	—	—	(19)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	10	—	—	10
BALANCE, September 30, 2025	—	$—	12,979,414	$13	$85,004	$(33,547)	$(925)	(1,466,339)	$(24,397)	$26,148

See accompanying notes to consolidated financial statements.

NATURAL HEALTH TRENDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(837)	$(294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	87
Net accretion of marketable securities	(46)	(317)
Share-based compensation	—	103
Noncash lease expense	799	852
Deferred income taxes	—	139
Changes in assets and liabilities:
Inventories	(25)	1,161
Other current assets	1,037	682
Other assets	(119)	(601)
Accounts payable	619	114
Accrued commissions	(540)	(314)
Other accrued expenses	(318)	44
Deferred revenue	(2,540)	(422)
Amounts held in eWallets	(452)	(307)
Operating lease liabilities	(787)	(858)
Other current liabilities	(112)	(5,107)
Net cash used in operating activities	(3,253)	(5,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(447)	(63)
Purchases of marketable securities	(14,549)	(39,011)
Proceeds from maturities of marketable securities	24,800	51,619
Net cash provided by investing activities	9,804	12,545
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(5,898)	—
Dividends paid	(1,716)	(6,909)
Net cash used in financing activities	(7,614)	(6,909)
Effect of exchange rates on cash, cash equivalents and restricted cash	68	206
Net increase (decrease) in cash, cash equivalents and restricted cash	(995)	804
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,820	13,567
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$5,825	$14,371
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,391	$137
Direct costs incurred to repurchase common stock	$92	$—

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased and with insignificant interest rate risk to be cash equivalents. The Company maintains substantially all of its cash balances at several institutions located in the United States, Hong Kong and China which at times may exceed insured limits. As of September 30, 2026, there was $21,000 in bank accounts located in Hong Kong in excess of insured limits. As of September 30, 2026, cash and cash equivalents included $2.6 million held in bank accounts located in China subject to foreign currency controls. The Company has not experienced any losses on such accounts. See Note 4 for additional information regarding the Company's investments in cash equivalents held in brokerage accounts.

Capitalized Software Implementation Costs

The Company is currently implementing a new global back office platform to replace its legacy internally developed system. The platform includes modules supporting member back office functionality, commission processing, e-commerce, replicated distributor websites, reporting, administrative tools and various country-specific integrations. Costs incurred during the application development stage that are directly associated with software configuration, customization and coding are capitalized in accordance with FASB ASC Topic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. These costs are recorded within other non-current assets and will be amortized on a straight-line basis over the expected term of the associated hosting arrangement once the related modules are ready for their intended use. Capitalized software implementation costs were $1.8 million and $1.4 million as of September 30, 2026 and December 31, 2025, respectively (see Note 3). The project remains in the application development stage, and accordingly, no amortization expense has been recognized during the nine months ended September 30, 2026 and 2025.

Net Loss Per Common Share

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

The following table illustrates the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2026			2025
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per common share:
Net loss available to common stockholders	$(232)	8,577	$(0.03)	$(431)	11,500	$(0.04)
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	—
Diluted net loss per common share:
Net loss available to common stockholders plus assumed dilution	$(232)	8,577	$(0.03)	$(431)	11,500	$(0.04)

	Nine Months Ended September 30,
	2026			2025
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per common share:
Net loss available to common stockholders	$(837)	9,094	$(0.09)	$(294)	11,493	$(0.03)
Effect of dilutive securities:
Non-vested restricted stock	—	—		—	—
Diluted net loss per common share:
Net loss available to common stockholders plus assumed dilution	$(837)	9,094	$(0.09)	$(294)	11,493	$(0.03)

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As such, non-vested restricted stock totaling 3,877 and 8,337 shares were not included for the three and nine months ended  September 30, 2025, respectively. No shares of non-vested restricted common stock were outstanding during the nine months ended September 30, 2026.

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

Actual product returns are recorded as a reduction to net sales. The Company estimates and accrues a reserve for product returns based on its return policies and historical experience. The reserve is based upon the return policy of each country, which varies from 14 days to one year, and their historical return rates, which range from 1% to 11% of sales.  Sales returns were 1% of sales for each of the nine months ended September 30, 2026 and 2025.  No material changes in estimates have been recognized during the periods presented. See Note 3 for additional information.

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

Deferred Revenue

The Company primarily receives payment by credit card at the time members place orders. Amounts received for unshipped product orders and unredeemed product vouchers are considered a contract liability and are recorded as deferred revenue. As of September 30, 2026 and December 31, 2025, the Company had $1.5 million and $4.1 million, respectively, of contract liabilities where performance obligations had not yet been satisfied. The decrease in contract liabilities from  December 31, 2025 to  September 30, 2026 is primarily due to $1.5 million of cash received for unshipped product orders and unredeemed product vouchers during the nine months ended September 30, 2026 offset by $4.1 million of revenue recognized during the period that was included in contract liabilities at  December 31, 2025. As of  December 31, 2024, the Company had contract liabilities totaling $4.9 million all of which was substantially recognized as revenue during the nine months ended September 30, 2025. The Company expects to satisfy its remaining performance obligations and recognize the revenue within the next twelve months.

Disaggregation of Revenue

The Company sells products to a member network that operates in a seamless manner from market to market, except for the Chinese market where it sells to consumers through an e-commerce retail platform and the Russia and Kazakhstan market where the Company operates through an engagement of a third-party service provider. See Note 10 for revenue by market information.

The Company’s net sales by product and service are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales	$7,413	$9,314	$23,862	$29,442
Administrative fees, freight and other	194	265	679	804
Less: sales returns	(47)	(102)	(172)	(219)
Total net sales	$7,560	$9,477	$24,369	$30,027

Concentration

No single market other than Hong Kong had net sales greater than 10% of total net sales. Sales are made to the Company’s members and no single customer accounted for 10% or more of net sales for the three and nine months ended September 30, 2026 and 2025. However, the Company’s business model can result in a concentration of sales to several different members and their network of members. Although no single member accounted for 10% or more of net sales, the loss of a key member or that member’s network could have an adverse effect on the Company’s net sales and financial results.

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

3. BALANCE SHEET COMPONENTS

The components of certain balance sheet amounts are as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash:
Cash	$3,705	$5,896
Cash equivalents	2,113	917
	5,818	6,813
Restricted cash included in other long-term assets	7	7
	$5,825	$6,820
Inventories:
Finished goods	$1,846	$1,809
Raw materials	205	238
	$2,051	$2,047
Other assets:
Capitalized software implementation costs	$1,751	$1,434
Refundable deposits and other	294	489
	$2,045	$1,923
Other accrued expenses:
Sales returns	$52	$100
Employee-related expense	708	613
Warehousing, inventory-related and other	428	725
	$1,188	$1,438
Deferred revenue:
Unshipped product and unredeemed product vouchers	$1,512	$4,063
Auto ship advances	1,483	1,511
	$2,995	$5,574

4. FAIR VALUE MEASUREMENTS

As of September 30, 2026, cash and cash equivalents and marketable securities include the Company’s investments in money market funds, municipal debt securities and corporate debt securities. Debt securities are required to be accounted for in accordance with the FASB ASC Topic 320, Investments - Debt and Equity Securities. As such, the Company determined its investments in debt securities held at September 30, 2026 should be classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in other income and expense. Realized gains and losses, as well as interest income, are also included in other income and expense. The fair values of securities are based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs.

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

Investments by significant category included in cash equivalents and marketable securities at the end of each period were as follows (in thousands):

		September 30, 2026			December 31, 2025
	Fair Value Level[1]	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$1,320	$—	$1,320	$581	$—	$581
Municipal debt securities	Level 2	2,370	(1)	2,369	4,893	(1)	4,892
Corporate debt securities	Level 2	10,200	(9)	10,191	17,513	(9)	17,504
Total investments		$13,890	$(10)	$13,880	$22,987	$(10)	$22,977

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating leases	$227	$318	$908	$938
Short-term leases	30	46	95	114
Sublease income	(35)	—	(87)	—
Total lease cost	$222	$364	$916	$1,052

Cash paid for amounts included in the measurement of operating lease liabilities was $225,000 and $317,000 for the three months ended September 30, 2026 and 2025, respectively, and $830,000 and $947,000 for the nine months ended September 30, 2026 and 2025, respectively.

The weighted-average remaining lease term and discount rate related to operating leases as of September 30, 2026 were as follows:

Weighted-average remaining lease term (in years)	3.7
Weighted-average discount rate	3.4%

As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, or the rate of each of its subsidiaries if available, based on the information available at the lease commencement date to determine the present value of lease payments.

The annual scheduled lease payments of the Company's operating lease liabilities as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$233
2027	792
2028	650
2029	483
2030	470
Thereafter	51
Total lease payments	2,679
Less: imputed interest	(95)
Present value of lease liabilities	$2,584

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

6. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2026 includes estimates for foreign income inclusions, such as Net CFC Tested Income (“NCTI”) and Subpart F income, as well as prior year foreign return to provision true-ups and state minimum taxes. As of September 30, 2026, the Company does not have a valuation allowance against its U.S. deferred tax assets. The Company analyzed all sources of available income and determined that it is more likely than not to realize the tax benefits of their deferred assets. As of September 30, 2026, the Company has a valuation allowance against deferred tax assets in certain foreign jurisdictions with an overall net operating loss. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. Any reductions in the valuation allowance will reduce the future income tax provision.

As of September 30, 2026, the Company has $753,000 of U.S. federal net operating loss carryforwards. The Company has post-apportioned U.S. state net operating loss carryforwards of $467,000 that begin expiring in 2038. At September 30, 2026, the Company has foreign net operating loss carryforwards of approximately $3.2 million in various jurisdictions with various expirations.

In April 2025, the Company paid the final installment of $5.1 million for the repatriation tax on the deemed repatriation of deferred foreign income required by the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017 by the U.S. government.

As a result of capital return activities, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. For state income tax purposes, the Company will continue to periodically reassess the needs of its foreign subsidiaries and update its indefinite reinvestment assertion as necessary. To the extent that additional foreign earnings are not deemed permanently reinvested, the Company expects to recognize additional income tax provision at the applicable state corporate income tax rate(s). As of September 30, 2026, the Company has not recorded a state deferred tax liability for earnings that the Company plans to repatriate out of accumulated earnings in future periods because all earnings as of September 30, 2026 have already been repatriated. Due to the Tax Act, repatriation from foreign subsidiaries will be offset with a dividends received deduction, resulting in little to no impact on federal tax expense. All undistributed earnings in excess of 50% of current earnings on an annual basis are intended to be reinvested indefinitely as of September 30, 2026.

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

8. STOCK-BASED INCENTIVE PLANS

Restricted Stock

On May 7, 2026, the Company’s stockholders approved the Natural Health Trends Corp. 2026 Equity Incentive Plan (the “2026 Plan”) to replace its 2016 Equity Incentive Plan, which terminated on April 7, 2026 in accordance with its provisions. The 2026 Plan allows for the grant of various equity awards including incentive stock options, non-statutory options, stock, stock units, stock appreciation rights and other similar equity-based awards to the Company’s employees, officers, non-employee directors, contractors, consultants and advisors of the Company. Up to 1,100,000 shares of the Company’s common stock (subject to adjustment under certain circumstances) may be issued pursuant to awards granted. At September 30, 2026, all shares remained available for issuance under the 2026 Plan.

No shares of unvested restricted common stock were outstanding during the nine months ended September 30, 2026. Share-based compensation expense of $35,000 and $103,000 was recognized during the three and nine months ended September 30, 2025, respectively.

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

One-half of the award eligible to vest in each calendar quarter (the “Financial Results-Based Award”, representing 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if the Company attains positive operating profit for the quarter of at least $150,000. If these conditions are not met, the Financial Results-Based Award for the quarter will be forfeited. The other half of the award eligible to vest in each calendar quarter (the “Stock Appreciation-Based Award”, or 6.25% of the aggregate award amount) will vest if the service condition is met for the quarter and if two additional conditions are satisfied: (a) a stock appreciation condition, which will be satisfied if the average closing price of the Company’s common stock over the last month of the applicable quarter exceeds the average closing price of the Company’s common stock over the last month of the previous calendar year; and (b) an additional financial performance condition, which will be satisfied if the Company attains positive operating profit for the quarter of at least $300,000. If the stock appreciation condition is not met for the applicable quarter, the Stock Appreciation-Based Award for the quarter will be forfeited. If the stock appreciation condition is met for this portion of the award but the additional financial performance condition is not met for the quarter, the Stock Appreciation-Based Award for the quarter will not be forfeited but will be carried forward to a future quarter during the two-year vesting period of the award. Any portion of an award carried forward may vest at the end of a subsequent quarter during the two-year vesting period if the Company’s operating profit for that quarter exceeds by $150,000 the sum of (a) the amount necessary to satisfy the Financial Results-Based Award for the quarter (i.e. $150,000), (b) the additional amount, if any, used to satisfy the additional financial performance condition for a Stock Appreciation-Based Award that vests for the quarter (i.e., $150,000 if the current quarter’s Stock Appreciation-Based Award vests, or $0 if it does not vest) and (c) the additional amount, if any used to satisfy the vesting conditions of any other carried-forward awards to which this test is previously applied. Of the phantom shares awarded in 2025, 172,666 phantom shares were forfeited and 50,641 shares remain unvested as of September 30, 2026.

The phantom share awards are accounted for as liabilities in accordance with FASB ASC Topic 718,  Compensation –  Stock Compensation since they require cash settlement. Compensation expense is recognized over the requisite service period if it is probable that the performance vesting condition will be achieved. The fair value of the liability incurred is remeasured at the end of each reporting period with any changes in fair value recognized as compensation expense over the requisite service period. No compensation expense was recognized related to the cash settlement of such shares during the nine months ended September  30, 2026 or  2025.

9. STOCKHOLDERS’ EQUITY

Dividends

The Company declared and paid cash dividends of $0.10 per common share during the first two quarters of 2026, totaling $1.7 million, and $0.20 per common share during each of the first three quarters of 2025, totaling $6.9 million. Declaration and payment of any future dividends on shares of common stock will be at the sole discretion of the Company’s Board of Directors.

Stock Repurchases

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The Company may enter into one or more pre-arranged trading plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.

On February 17, 2026, the Company entered into a share repurchase agreement to repurchase 2,935,227 shares of its common stock, representing approximately 25.5% of the Company's outstanding shares, from the George K. Broady 2012 Irrevocable Trust and the Eleanor Jane Broady 2012 Irrevocable Trust at a purchase price of $2.00 per share, for aggregate consideration of approximately $5.9 million. This transaction was effected pursuant to the Company's previously authorized stock repurchase program. In addition, the Company incurred $92,000 in fees and the excise tax on stock repurchases in connection with the transaction, which are recorded as direct costs of the share repurchase and recognized as a reduction of equity.

During September 2026, the Company purchased a total of 28,022 shares of common stock in the open market during the month for an aggregate purchase price of approximately $27,000, plus transaction costs, under its previously authorized stock repurchase program. As of September 30, 2026, $15.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of estimated tax.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the first nine months of 2026 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-For-Sale Investments	Total
Balance, December 31, 2025	$(774)	$(10)	$(784)
Other comprehensive income (loss)	16	(7)	9
Balance, March 31, 2026	(758)	(17)	(775)
Other comprehensive income	39	8	47
Balance, June 30, 2026	(719)	(9)	(728)
Other comprehensive income (loss)	62	(1)	61
Balance, September 30, 2026	$(657)	$(10)	$(667)

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

The Company’s financial information by segment is as follows (in thousands):

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$7,342	$136	$82	$7,560	$9,135	$237	$105	$9,477
Cost of sales	1,891	26	37	1,954	2,392	50	48	2,490
Gross profit	5,451	110	45	5,606	6,743	187	57	6,987
Less:
Commissions expense[1]	2,683	—	27	2,710	3,832	—	44	3,876
Employee-related costs	856	198	7	1,061	966	224	14	1,204
Facility costs	193	34	5	232	311	36	3	350
Other segment items[2]	386	54	10	450	398	58	11	467
Segment income (loss) from operations	$1,333	$(176)	$(4)	1,153	$1,236	$(131)	$(15)	1,090
Reconciliation of loss before income taxes:
Unallocated corporate expenses				(1,430)				(1,585)
Other income, net				112				206
Loss before income taxes				$(165)				$(289)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Net sales	$23,558	$573	$238	$24,369	$29,034	$690	$303	$30,027
Cost of sales	5,904	119	116	6,139	7,564	152	164	7,880
Gross profit	17,654	454	122	18,230	21,470	538	139	22,147
Less:
Commissions expense[1]	9,592	—	82	9,674	12,240	—	136	12,376
Employee-related costs	2,618	644	37	3,299	2,951	677	40	3,668
Facility costs	827	105	11	943	890	107	9	1,006
Other segment items[2]	1,160	161	30	1,351	1,335	203	35	1,573
Segment income (loss) from operations	$3,457	$(456)	$(38)	2,963	$4,054	$(449)	$(81)	3,524
Reconciliation of loss before income taxes:
Unallocated corporate expenses				(4,357)				(4,697)
Other income, net				597				1,019
Loss before income taxes				$(797)				$(154)

1 Our China subsidiary maintains an e-commerce retail platform and does not pay commissions.

2 Other segment items include credit card fees and assessments, marketing-related costs, professional fees and other business expenses.

The Company's segment assets are as follows (in thousands):

	September 30, 2026				December 31, 2025
	Primary Reporting Unit	China	Russia and Kazakhstan	Total	Primary Reporting Unit	China	Russia and Kazakhstan	Total

Inventories	$1,138	$149	$37	$1,324	$1,496	$142	$39	$1,677
Other inventories and inventory-related deposits[1]				867				444
Other assets[2]				25,070				36,307
Total assets				$27,261				$38,428

1 Other inventories and inventory-related deposits pertain to the Company's trading company and are not specific to any of the Company's operating segments.

2 Other assets primarily include cash, cash equivalents and marketable securities, but also includes all other current and noncurrent assets.

The Company’s net sales by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales from external customers:
United States	$168	$302	$622	$887
Canada	70	128	231	359
Peru and Colombia	289	301	880	870
Hong Kong[1]	6,296	7,715	20,196	24,842
China	136	237	573	690
Taiwan	283	331	895	1,049
Japan	24	111	102	257
Malaysia and Singapore	44	67	132	199
Russia and Kazakhstan	82	105	238	303
Europe	122	130	374	400
Other foreign countries	46	50	126	171
Total net sales	$7,560	$9,477	$24,369	$30,027

1 Substantially all of the Company's Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

11. SUBSEQUENT EVENT

During October 2026, the Company purchased a total of 57,269 shares of common stock in the open market for an aggregate purchase price of approximately $56,000, plus transaction costs, under its previously authorized stock repurchase program.

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

As of September 30, 2026, we were conducting business through 27,040 active members, compared to 26,650 at December 31, 2025 and 28,030 at September 30, 2025. We consider a member “active” if they have placed at least one product order with us during the preceding year. Our priority is to focus our resources in our most promising markets, which we consider to be Greater China and countries where our existing members have the connections to recruit prospects and sell our products, such as Southeast Asia, India, South America and Europe.

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

China has been and continues to be our most important business development project. We operate an e-commerce direct selling platform in Hong Kong that in the first nine months of 2026 generated approximately 83% of our revenue, substantially all of which was derived from the sale of products that are delivered to members in China. Through a separate Chinese entity, we also operate an e-commerce retail platform in China. We believe that neither of these activities require a direct selling license in China, which we do not currently hold. We previously submitted a preliminary application for a direct selling license in China, but withdrew our application in 2019 upon the recommendation of a Chinese governmental authority. We expect to reapply for a direct selling license in China when we believe that circumstances are again ripe for doing so. If we are ultimately able to obtain a direct selling license in China, we believe that the incentives inherent in the direct selling model in China would incrementally benefit our existing business. We do not expect that any increased sales in China derived from obtaining a direct selling license would initially be material and, in any event may be partially offset by the higher fixed costs associated with the establishment and maintenance of required service centers, branch offices, manufacturing facilities, certification programs and other legal requirements. We are unable to predict whether and when we will be successful in obtaining a direct selling license to operate in China, and if we are successful, when we will be permitted to conduct direct selling operations and whether such operations would be profitable.

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

Beginning in the first quarter of 2025, the U.S. engaged in a series of escalating tariff actions with a wide range of countries, particularly China. On April 2, 2025, for example, the U.S. imposed by executive order a 34% “reciprocal” tariff on Chinese-origin goods, in addition to existing “fentanyl” related tariffs of 20%. This was followed by an amended executive order April 8, 2025, raising reciprocal tariffs to 84% and an April 9, 2025 executive order raising reciprocal tariffs to 125%. In response, China raised its duties on imported U.S. goods to a similar level. Following negotiations, the U.S. announced a temporary 90-day reduction in its reciprocal tariff rates from 125% to 10% beginning in May 2025, and China agreed to reduce its retaliatory tariffs during the same period. The pre-existing 20% U.S. tariff imposed on all Chinese goods remained in place, along with certain other sector-specific tariffs. In October 2025, the U.S. administration announced a planned additional 100% tariff on all products imported from China in response to certain restrictions imposed by China on rare earth minerals, before announcing an agreement that would, among other things, avoid the threatened 100% tariffs and reduce the average tariff rate on Chinese goods to an estimated 47%. Following the U.S. Supreme Court decision in February 2026 invalidating both the reciprocal and fentanyl tariffs imposed under IEEPA, a temporary 10% global tariff followed but expired in July 2026, when a 12.5% “forced labor” tariff took effect on most Chinese goods, on top of older surviving tariffs of 7.5% to 25%, with higher rates up to 100% on some products. In September 2026, the U.S. Treasury Secretary indicated that the U.S. and China have extended their trade truce until January 2027. The state of trade discussions between the U.S. and China (and between the U.S. and other nations) remains dynamic and unpredictable.

The Company’s recent financial results, particularly since the second quarter of fiscal 2025, have been negatively affected by negative consumer sentiment and economic uncertainty in the Company’s largest market. If substantial tariffs remain in place, or new tariffs are implemented, the Company may see the effect of higher duties on restocking in subsequent quarters. The likely short-term impact of the tariffs is difficult to predict with any certainty, however. We may need to impose a surcharge on products sold into China, and the imposition of such a surcharge may have a further negative effect on sales volumes into China. In the longer term, the Company has taken steps to transition production of certain of its products currently manufactured in the United States to other jurisdictions, including in Asia, in order to mitigate the effect of U.S. and reciprocal tariffs. The Company continues to evaluate its options and the impact of trade policy changes on future quarters remains uncertain. In addition, it is difficult to predict the further effect of general consumer sentiment in China toward the Company’s products as a result of the trade policies adopted by the United States and China, which has already impacted the Company’s financial results. See Part II, “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Chinese regulatory uncertainty. On May 29, 2026, China’s State Administration for Market Regulation (SAMR) released for public comment a draft revision to China’s Regulations on Prohibition of Pyramid Selling. The draft appears designed to strengthen China’s anti-pyramid-selling enforcement framework, particularly with respect to online pyramid-selling activity, interagency coordination, fund monitoring, internet platform responsibilities, increased penalties, and personal liability for responsible individuals. While relevant to the regulatory environment for direct selling and distributor-related business models in China, the action does not by itself indicate that China has reopened new direct-selling license approvals or materially liberalized direct-selling regulation. However, the draft revision signals a level of increased scrutiny by Chinese regulators that may be applied to our direct selling platform in Hong Kong, through which products are delivered to members in China, or to our e-commerce retail platform in China. The increased uncertainty created by the draft revision has negatively impacted our sales in the second and third quarters, and may lead to a need to restructure our activities further in the region, to apply for a direct selling license, or to take other steps to address any resulting requirements or regulatory risks.

Independent Member Activities. During the second quarter of 2026, certain independent members, including certain top sales leaders in Hong Kong, our largest market, engaged in conduct that violated our policies, procedures and professional code of conduct, including policies that prohibit the recruitment of other members into a competing business. This conduct disrupted portions of our independent member network and adversely affected net sales and operating performance during the second quarter and continued into the third quarter. We have taken disciplinary action, including the suspension and termination of certain members, and implemented other measures to protect our business and independent member network. Our investigation into the matter is substantially complete, although we will continue to monitor the matter and take appropriate action.

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

Under our current compensation plan, certain of our commission payouts may be limited to a hard cap dollar amount per week or a specific percentage of total product sales. In some markets, commissions may be further limited. In some markets, we also pay certain bonuses on purchases by up to three generations of personally sponsored members, as well as bonuses on commissions earned by up to seven generations of personally sponsored members. Members can also earn additional income, trips and other prizes in specific time-limited promotions and contests we hold from time to time. Member commissions are dependent on the sales mix and, for the first nine months of 2026 and 2025, represented 40% and 41% of net sales, respectively. Occasionally, we make modifications and enhancements to our compensation plan to help motivate members, which can have an impact on member commissions. We may also enter into performance-based agreements for business or market development, which can result in additional compensation to specific members.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.8	26.3	25.2	26.2
Gross profit	74.2	73.7	74.8	73.8
Operating expenses:
Commissions expense	35.9	40.9	39.7	41.2
Selling, general and administrative expenses	42.0	38.0	40.8	36.5
Total operating expenses	77.9	78.9	80.5	77.7
Loss from operations	(3.7)	(5.2)	(5.7)	(3.9)
Other income, net	1.5	2.2	2.4	3.4
Loss before income taxes	(2.2)	(3.0)	(3.3)	(0.5)
Income tax expense	0.9	1.5	0.1	0.5
Net loss	(3.1)%	(4.5)%	(3.4)%	(1.0)%

Net Sales

The following table sets forth revenue by market for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Americas[1]	$527	7.0%	$731	7.7%	$1,733	7.1%	$2,116	7.1%
Hong Kong[2]	6,296	83.3	7,715	81.4	20,196	82.9	24,842	82.7
China	136	1.8	237	2.5	573	2.3	690	2.3
Taiwan	283	3.7	331	3.5	895	3.7	1,049	3.5
South Korea	20	0.3	24	0.2	63	0.3	75	0.2
Japan	24	0.3	111	1.2	102	0.4	257	0.9
Malaysia and Singapore	44	0.6	67	0.7	132	0.5	199	0.7
Russia and Kazakhstan	82	1.1	105	1.1	238	1.0	303	1.0
Europe	122	1.6	130	1.4	374	1.5	400	1.3
India	26	0.3	26	0.3	63	0.3	96	0.3
Total	$7,560	100.0%	$9,477	100.0%	$24,369	100.0%	$30,027	100.0%

1 United States, Canada, Mexico, Peru and Colombia.

2 Substantially all of our Hong Kong revenues are derived from the sale of products that are delivered to members in China. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Net sales were $7.6 million for the three months ended September 30, 2026 compared with $9.5 million for the comparable period a year ago, a decrease of $1.9 million, or 20%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $1.4 million, or 18%, over the comparable period a year ago. This decline was primarily due to continued consumer pessimism contributing to cautious spending, increased regulatory uncertainty and ongoing disruptions resulting from member misconduct that initially arose in China during the second quarter of 2026 (see “Business Overview—Recent Developments”). Total downline orders by members terminated in the third quarter of 2026 due to their misconduct were approximately $492,000 and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. To address this difficult economic environment, we introduced additional incentives and lower-priced packages, which accounted for most of the revenue decline compared to the same quarter a year ago, but managed to lift the member count and steady the top line compared to the preceding second quarter. Outside of our Hong Kong business, net sales decreased $498,000, or 28%, over the comparable three-month period a year ago, primarily due to the decreased quarter-over-quarter net sales in the United States and Japan, as well as our Chinese e-commerce retail business.

Net sales were $24.4 million for the nine months ended September 30, 2026 compared with $30.0 million for the comparable period a year ago, a decrease of $5.7 million, or 19%. Hong Kong net sales, substantially all of which were derived from the sale of products shipped to members residing in China, decreased $4.6 million, or 19%, over the comparable period a year ago. This decline was primarily due to continued consumer pessimism contributing to cautious spending, increased regulatory uncertainty and ongoing disruptions resulting from member misconduct that initially arose in China during the second quarter of 2026 (see “Business Overview—Recent Developments”). Outside of our Hong Kong business, net sales decreased $1.0 million, or 20%, over the comparable nine-month period a year ago, primarily due to reduction in the United States, Canada, Japan and Taiwan, as well as our Chinese e-commerce retail business during the second quarter of 2026. As of September 30, 2026, deferred revenue was $3.0 million, which primarily consisted of $1.5 million pertaining to unshipped product orders and unredeemed product vouchers, as well as $1.5 million in auto ship advances.

Gross Profit

Gross profit was 74.2% of net sales for the three months ended September 30, 2026 compared with 73.7% of net sales for the three months ended September 30, 2025. Gross profit was 74.8% of net sales for the nine months ended September 30, 2026 compared with 73.8% of net sales for the nine months ended September 30, 2025. The improvement in gross profit margin for both the three- and nine-month periods ended September 30, 2026 was primarily due to the transition of our product manufacturing from the United States to East Asia, closer to our main markets, in an effort to reduce tariff uncertainty and streamline logistics.

Commissions Expense

Commissions were 35.9% of net sales for the three months ended September 30, 2026 compared with 40.9% of net sales for the three months ended September 30, 2025. Commissions were 39.7% of net sales for the nine months ended September 30, 2026 compared with 41.2% of net sales for the nine months ended September 30, 2025. The decline in commissions as a percentage of net sales, particularly for the third quarter of 2026, was primarily due to lower weekly commissions earned following disciplinary action taken during the second and third quarters of 2026 against certain independent members, including certain sales leaders, for conduct that violated our policies, procedures and professional code of conduct (see “Business Overview—Recent Developments”). Total commissions paid to terminated members for the three months ended September 30, 2026 and 2025 were $5,000 and $316,000, respectively. We expect weekly commissions as a percentage of net sales to remain below our historical rate, at least in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $433,000 to $3.2 million for the three months ended September 30, 2026 as compared with $3.6 million for the three months ended September 30, 2025. The decrease was primarily due to lower employee-related expenses, professional fees, and facility costs during the current year period. Selling, general and administrative expenses as a percentage of net sales increased from 38.0% to 42.0% for the three month period ended September 30, 2026 compared with the same quarter last year due to the net sales decline in Hong Kong.

Selling, general and administrative expenses declined by $1.0 million to $9.9 million for the nine months ended September 30, 2026 as compared with $10.9 million for the nine months ended September 30, 2025. The decrease was primarily due to lower employee-related expenses, professional fees, facility costs, and credit card fees and assessments during the current year period. Selling, general and administrative expenses as a percentage of net sales increased from 36.5% to 40.8% for the nine month period ended September 30, 2026 compared with the same period last year due to the net sales decline in Hong Kong.

Other Income, Net

Other income was $112,000 for the three months ended September 30, 2026 compared with $206,000 in the same period a year ago. Other income was $597,000 for the nine months ended September 30, 2026 compared with $1.0 million in the same period a year ago. The decrease was primarily due to less interest income earned during the current year periods.

Income Taxes

Income tax expense of $67,000 and $142,000 was recognized during the three months ended September 30, 2026 and 2025, respectively. Income tax expense of $40,000 and $140,000 was recognized during the nine months ended September 30, 2026 and 2025, respectively. The tax expense during the three- and nine-month periods ended September 30, 2026 and 2025 primarily resulted from estimates for income taxes on consolidated operating results through September 30, 2026 and 2025, as well as foreign income inclusions, such as Net CFC Tested Income (“NCTI”) and Subpart F income, and prior year foreign return to provision true-ups.

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

Liquidity and Capital Resources

At September 30, 2026, our cash, cash equivalents and marketable securities totaled $17.6 million. Total cash, cash equivalents and marketable securities decreased by $11.3 million from December 31, 2025 to September 30, 2026 primarily due to the repurchase of shares of our common stock and dividends paid during the first nine months of 2026, as well as cash used in operations. We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2026, we had $13.9 million in available-for-sale investments classified as either cash equivalents or marketable securities. In addition, cash and cash equivalents included $2.6 million held in banks located within China subject to foreign currency controls.

As of September 30, 2026, the ratio of current assets to current liabilities was 2.1 to 1.0 and we had $11.6 million of working capital. Working capital as of September 30, 2026 decreased $8.9 million compared to our working capital as of December 31, 2025.

Cash used in operations was $3.3 million for the first nine months of 2026 compared with $5.0 million for the first nine months of 2025. Income tax paid during April 2025 for the repatriation tax on the deemed repatriation of deferred foreign income was $5.1 million. Disregarding this payment, cash provided by operations was $16,000 during the first nine months of 2025. The decline in operating cash flows for the first nine months of 2026 is primarily due to the net sales decline in Hong Kong compared with the same period last year.

Cash flows provided by investing activities totaled $9.8 million during the first nine months of 2026 compared with $12.5 million during the first nine months a year ago. During the first nine months of 2026, we purchased $14.5 million in marketable securities with original maturities greater than three months, and as such, reflect these purchases as an investing activity. These purchases of marketable securities were offset by $24.8 million of proceeds received from maturities of marketable securities.

Cash flows used in financing activities totaled $7.6 million during the first nine months of 2026 compared with $6.9 million during the first nine months a year ago. On February 17, 2026, we entered into a share repurchase agreement to repurchase 2,935,227 shares of common stock, representing approximately 25.5% of our outstanding shares, from the George K. Broady 2012 Irrevocable Trust and the Eleanor Jane Broady 2012 Irrevocable Trust at a price of $2.00 per share, for aggregate consideration of approximately $5.9 million. During September 2026, we purchased a total of 28,022 shares of common stock on the open market for an aggregate purchase price of approximately $27,000, plus transaction costs. Additionally, we declared and paid cash dividends of $0.10 per common share, or $1.7 million, during the first two quarters of 2026 and $0.20 per common share, or $6.9 million, during each of the first three quarters of 2025. We did not declare a dividend in the third quarter of 2026. Any future cash dividends will be at the sole discretion of the Company’s Board of Directors, and will depend on our financial condition, results of operations, capital requirements and other factors considered relevant by the Board of Directors.

In 2016, the Board of Directors authorized an increase to the Company’s stock repurchase program first approved in 2015 from $15.0 million to $70.0 million. Any repurchases will be made in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The Company may enter into one or more pre-arranged trading plans that are compliant with Rule 10b5-1 of the Exchange Act that are designed to facilitate these purchases. The stock repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. The repurchase of our shares on February 17, 2026 was effected pursuant to this share repurchase program. As of September 30, 2026, $15.9 million of the $70.0 million stock repurchase program remained available for future purchases, inclusive of estimated tax.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The Chinese government scrutinizes the activities of direct selling companies. Our business continues to be subject to regulations and examinations by municipal and provincial level regulators. At times, actions by government regulators have impacted our members’ activities in certain locations and have resulted in a few cases of enforcement actions. In some of these cases, we helped our members with their defense of the legality of their conduct.

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

Although virtually all of our members are independent contractors, improper member actions that violate laws, regulations or our internal policies could harm our business.

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

Our code of conduct and other policies and procedures set standards of conduct that sales leaders and other members are expected to follow. Among other things, the code of conduct contains non-competition and non-solicitation provisions designed to prevent members from using our proprietary information to recruit our members into competing businesses. Members who violate the code of conduct are subject to disciplinary measures, up to and including suspension or termination of their membership. In the third quarter of 2026, following an investigation, we terminated a number of members, primarily in Hong Kong and including certain top sales leaders, for violations of our code of conduct and other policies. These terminations have had an adverse effect on our results of operations due to the loss of revenue attributable to the terminated members. If, in the future, other members are discovered to have engaged in activities prohibited by our policies and procedures, any disciplinary measures we may elect to take against the members violating these policies may have a similar adverse effect.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to the purchases of the Company's common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (b) (in thousands)
July 1-31, 2026	—	$—	—	$20,340
August 1-31, 2026	—	$—	—	$20,340
September 1-30, 2026	28,022	$0.98	28,022	$20,313

(a)	The shares were purchased in open market transactions pursuant to a plan compliant with Rule 10b5-1 of the Exchange Act.
(b)

As of September 30, 2026, $20.3 million of the $70.0 million stock repurchase program first approved in 2015 and increased in 2016 remained available for future purchases. The after-tax equivalent remaining available is $15.9 million (see Note 9 to the consolidated financial statements).

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

NATURAL HEALTH TRENDS CORP.

Date: October 28, 2026	/s/ Timothy S. Davidson
Timothy S. Davidson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)